Form 10-Q
period 2010-03-27
CALIX, INC
filed 2010-05-07
CIK 1406666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34674

Calix, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0438710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1035 N. McDowell Blvd., Petaluma, CA 94954

(Address of Principal Executive Offices)(Zip Code)

(707) 766-3000

(Registrant’s Telephone Number,

Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☐    No:  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☐    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated filer (Do not check if a smaller reporting Company)	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

As of May 4, 2010, 37,338,885 shares of the Registrant’s common stock, par value $0.025, were outstanding.

Calix, Inc.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALIX, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	March 27, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,963	$31,821
Marketable securities	36,840	36,228
Restricted cash	—	629
Accounts receivable, net	25,178	46,992
Inventory	26,267	18,556
Deferred cost of goods sold	13,846	16,468
Prepaids and other current assets	3,560	4,018

Total current assets	186,654	154,712
Property and equipment, net	11,591	11,293
Goodwill	65,576	65,576
Intangible assets, net	5,150	6,695
Other assets	863	2,840

Total assets	$269,834	$241,116

Liabilities, convertible redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$7,486	$14,635
Accrued liabilities	28,808	28,629
Preferred stock warrant liabilities	—	195
Current portion of loans payable	5,000	3,333
Deferred revenue	25,030	29,921

Total current liabilities	66,324	76,713
Loan payable	15,000	16,667
Long-term portion of deferred revenue	6,928	6,556
Other long-term liabilities	1,089	910

Total liabilities	89,341	100,846

Commitments and contingencies
Convertible preferred stock, $0.025 par value, issuable in series: no shares and 38,760 shares authorized at March 27, 2010 and December 31, 2009; no shares and 22,492 shares issued and outstanding at March 27, 2010 and December 31, 2009	—	479,628

Stockholders’ equity (deficit):
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of March 27, 2010 and December 31, 2009	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 36,382 and 4,087 shares issued and outstanding as of March 27, 2010 and December 31, 2009	909	102
Additional paid-in capital	581,926	52,739
Other comprehensive income (loss)	2	(17)
Accumulated deficit	(402,344)	(392,182)

Total stockholders’ equity (deficit)	180,493	(339,358)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$269,834	$241,116

See notes to condensed financial statements.

CALIX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009
Revenue	$48,203	$37,146
Cost of revenue:
Products and services(1)	30,171	25,391
Amortization of existing technologies	1,360	1,360

Total cost of revenue	31,531	26,751

Gross profit	16,672	10,395

Operating expenses:
Research and development(1)	11,847	10,468
Sales and marketing(1)	8,422	7,209
General and administrative(1)	4,748	3,663
Amortization of intangible assets	185	185

Total operating expenses	25,202	21,525

Loss from operations	(8,530)	(11,130)

Other income (expense):
Interest income	74	79
Interest expense	(473)	(943)
Change in fair value of preferred stock warrants	(173)	—
Other income (expense)	11	64

Loss before provision for income taxes	(9,091)	(11,930)
Provision for income taxes	171	130

Net loss	(9,262)	(12,060)
Preferred stock dividends	900	652

Net loss attributable to common stockholders	$(10,162)	$(12,712)

Net loss per common share:
Basic and diluted	$(2.27)	$(3.16)

Weighted average number of shares used to compute
net loss per share:
Basic and diluted	4,474	4,025

(1) Includes stock-based compensation as follows:

	Three Months Ended
	March 27, 2010	March 28, 2009
Cost of revenue	$140	$179
Research and development	570	729
Sales and marketing	434	455
General and administrative	1,663	910

	$2,807	$2,273

See notes to condensed financial statements.

CALIX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009
Operating activities
Net cash provided by (used in) operating activities	$5,058	$(3,432)

Investing activities
Acquisition of property and equipment	(1,481)	(790)
Purchase of marketable securities	(7,434)	—
Sales and maturities of marketable securities	6,708	—

Net cash used in investing activities	(2,207)	(790)

Financing activities
Proceeds from issuance of Series J preferred stock	47	—
Proceeds from exercise of stock options	15	—
Proceeds from initial public offering of common stock, net of issuance costs	46,229	—
Repurchase of common and preferred stock	—	(12)

Net cash provided by (used in) financing activities	46,291	(12)

Net increase (decrease) in cash and cash equivalents	49,142	(4,234)
Cash and cash equivalents at beginning of period	31,821	23,214

Cash and cash equivalents at end of period	$80,963	$18,980

See notes to condensed financial statements.

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Company and Basis of Presentation

Company

Calix, Inc. (the “Company”), which was incorporated in Delaware in August 1999, is a leading provider in North America of broadband communications access systems and software for copper- and fiber-based network architectures that enable communications service providers to connect to their residential and business subscribers.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The condensed balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements for the year ended December 31, 2009, included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC on March 24, 2010 (the “Prospectus”).

The Company operates on a 4-4-5 fiscal calendar which divides the year into four quarters with each quarter having 13 weeks which are grouped into two 4-week months and one 5-week month. The Company’s fiscal year ends on December 31. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

2. Significant Accounting Policies

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance (“guidance”) is meant to refer to the authoritative nongovernmental U.S. generally accepted accounting principles as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Revenue Recognition

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using best estimate of selling prices (“BSP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. This guidance does not change the units of accounting for the Company’s revenue transactions. The Company’s products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment and are deemed to be non-contingent deliverables. The Company provides

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

certain services at stated prices over a specified period of time and must meet specified performance conditions. As such, the Company has determined that its individual services are contingent deliverables. In addition, the Company provides specified packages of items considered a package arrangement which it also considers a contingent deliverable, and therefore the Company does not bill its’ customers until it has fully delivered the package. For multiple-element arrangements that include products and packages or services, the Company will first exclude the contingent revenue items and then allocates the remaining consideration to the non-contingent product deliverables on the basis of their relative selling price, which is currently BSP. To the extent that the stated contractual prices fall within the Company’s calculated range for BSP, it will allocate the consideration using the stated contractual prices. However, if the stated contractual price for any product deliverable is outside the range, the contractual prices will be adjusted using the midpoint price within its range in order to allocate arrangement consideration using the “relative selling price method.” Since the individual products and services meet the criteria for separate units of accounting, the Company will recognize revenue upon delivery of each product and/or services. Post-sales software support revenue and extended warranty services revenue is deferred and recognized ratably over the period during which the services are to be performed. Installation and training service arrangements are recognized upon delivery or completion of performance. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. Revenue from package arrangements are recognized upon full delivery of the package. In instances where substantive acceptance provisions are specified in the customer agreement, revenue is deferred until all acceptance criteria have been met. The Company’s arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

The Company derives revenue primarily from the sales of its hardware products and related software. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue. In certain cases, the Company’s products are sold along with services, which include installation, training, post-sales software support and/or extended warranty services. Post-sales software support consists of the Company’s management software, including rights, on a when-and-if available basis, to receive unspecified software product upgrades to either embedded software or the Company’s management software, maintenance releases and patches released during the term of the support period and product support, which includes telephone and Internet access to technical support personnel. Extended warranty services include the right to warranty coverage beyond the standard warranty period. From time to time, the Company offers customers sales incentives, which include volume rebates and discounts. These amounts are accrued on a quarterly basis and recorded net of revenue.

Payment terms to customers generally range from net 30 to net 90 days. The Company assesses the ability to collect from its customers based primarily on the creditworthiness and past payment history of the customer. Revenue arrangements that provide payment terms that extend beyond the Company’s customary payment terms are considered extended payment terms. Occasionally, the Company offers extended payment terms in a revenue arrangement. Through the date of this filing, the Company has not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms. Customer arrangements with extended payment terms may also include substantive acceptance criteria within the arrangement which, in accordance with the Company’s revenue recognition policy, would cause the revenue in the arrangement to be deferred until all the acceptance criteria have been met. Extended payment terms may also indicate that the customer is relying on a future event as a prerequisite for the payment, such as installation, a new software release or financing, which would indicate that the fees associated with the arrangement are not fixed or determinable. Due to the unusual nature and uncertainty associated with granting extended payment terms in customer arrangements, the Company defers revenue under these arrangements and recognizes the revenue upon payment from the customer, assuming all other revenue recognition criteria have been met.

The Company enters into arrangements with certain of its customers who receive government supported loans and grants from the U.S. Department of Agriculture’s Rural Utility Service (“RUS”) to finance capital spending. Under the terms of an RUS equipment contract that includes installation services, the customer does not take possession and control and title does not pass until formal acceptance is obtained from the customer. Under this type of arrangement, the Company does not recognize revenue until it has received formal acceptance from the customer. For RUS arrangements that do not involve installation services, the Company recognizes revenue in accordance with the revenue recognition policy described above.

For transactions entered into prior to the first quarter of fiscal 2010, the Company primarily recognized revenue based on software revenue recognition guidance prescribed in ASC Topic 985. As we are unable to establish VSOE for our products or installation services, the entire fee from arrangements involving multiple product deliverables were deferred and recognized upon delivery of all products. Revenue from products that were sold in combination with installation services was deferred and recognized upon delivery of all products and completion of the installation. In most circumstances when the Company was not able to determine VSOE for all of the deliverables of the arrangement, but was able to obtain VSOE for any undelivered elements, revenue was allocated using the residual method. Under the residual method, the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was allocated to the delivered items and recognized as revenue, and no revenue was recognized until all elements without VSOE had been delivered. If VSOE of any undelivered items did not exist, revenue from the entire arrangement was initially deferred and recognized at the earlier of: (i) delivery of those elements for which VSOE did not exist or (ii) when VSOE was established. Deferred revenue consisted of arrangements that had been partially delivered, contracts with the RUS that include installation services, special customer arrangements and ratably recognized services.

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Contrary to its product and installation service sales, the Company has been able to establish VSOE for its’ training, post-sales software support and extended warranty services. Training courses are based on a daily rate per person and will vary according to the type of training class offered. Post-sales software support is offered for a one year term and the price is based on the number of customer subscriber lines. Extended warranty pricing is based on the type of product and is sold in 1 or 5 year durations. Substantially all of the arrangements with multiple deliverables pertaining to arrangements with these services, the Company has used and intends to continue using VSOE to determine the selling price for each deliverable. Consistent with its methodology under previous accounting guidance, the Company determines VSOE based on its normal pricing practices for these specific services when sold separately.

In most instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, the Company attempts to establish selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s marketing strategy differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses BSP. The objective of BSP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BSP is primarily used for all products and installation services where the Company has historically not been able to establish VSOE of selling price.

The Company determines BSP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, characteristics of targeted customers and pricing practices. The determination of BSP is made through consultation with and formal approval by the Company’s management, taking into consideration the go-to-market strategy.

The Company regularly reviews VSOE, TPE and BSP and maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three months ended March 27, 2010 nor does the Company expect a material impact in the near term from changes in VSOE, TPE or BSP.

Revenue as reported and the Company’s estimate of the pro forma revenue that would have been reported during the three months ended March 27, 2010, if the transaction entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in millions):

	Three Months Ended March 27, 2010
	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Revenue	$48,203	$41,747

The new accounting standards for revenue recognition if applied in the same manner to the year ended December 31, 2009 would have resulted in additional revenues of $10.3 million for that fiscal year. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition may have a significant effect on revenue in periods after the initial adoption when applied to multiple element arrangements based on current marketing strategies due to the fact that the Company did not have VSOE of selling price on most of the Company’s product offerings.

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cost of Revenue

Cost of revenue consists primarily of finished goods inventory purchased from the Company’s contract manufacturers, payroll and related expenses associated with managing the contract manufacturers’ relationships, depreciation of manufacturing test equipment, warranty costs, excess and obsolete inventory costs, shipping charges and amortization of certain intangible assets.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the applicable accounting guidance in ASC Topic 718 for share-based payment transactions. Under the fair value recognition provisions of this guidance, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period), which the Company has elected to amortize on a straight-line basis. The Company adopted this guidance using the modified prospective transition method. Under that transition method, compensation expense recognized beginning in 2006 includes: compensation expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of the guidance, and compensation expense for all share-based payments granted after December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of this guidance. Such amounts have been reduced by the Company’s estimated forfeitures on all unvested awards.

Cash, Cash Equivalents, and Marketable Securities

The Company has invested its excess cash primarily in money market funds and highly liquid debt instruments. The Company considers all investments with maturities of three months or less when purchased to be cash equivalents. Marketable securities represent highly liquid debt instruments with maturities greater than 90 days at date of purchase. Cash, cash equivalents and marketable securities are stated at amounts that approximate fair value based on quoted market prices.

The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of comprehensive loss in the statements of convertible preferred stock and stockholders’ deficit until realized. Should the Company determine that any unrealized losses on the investments are other-than-temporary, the amount of that impairment to be recognized in earnings will depend on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. Realized gains and losses, which have been immaterial to date, are determined on the specific identification method and are reflected in results of operations.

Restricted Cash

Restricted cash consisted of certificates of deposit totaling $0.6 million as of December 31, 2009. These certificates of deposit were purchased to back performance bonds for the Company’s RUS-funded customer contracts. As of March 27, 2010, such certificates of deposit were no longer required to back performance bonds for the Company’s RUS-funded customer contracts and therefore there are no restricted cash balances at March 27, 2010.

Deferred Cost of Goods Sold

When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the criteria for immediate revenue recognition, the Company also defers the related inventory costs for the delivered items until all criteria are met for revenue recognition.

Warranty

The Company offers limited warranties for its hardware products for a period of one or five years, depending on the product type. The Company recognizes estimated costs related to warranty activities as a component of cost of revenue upon product shipment. The estimates are based on historical product failure rates and historical costs incurred in correcting product failures. The recorded amount is adjusted from time to time for specifically identified warranty exposure. Actual warranty expenses are charged against the Company’s estimated warranty liability when incurred. Factors that affect the Company’s warranty liability include the number of installed units and historical and anticipated rates of warranty claims and cost per claim.

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Preferred Stock Warrants

Prior to the Company’s initial public offering, warrants to purchase the Company’s convertible preferred stock were classified as liabilities on the Company’s balance sheet. On March 26, 2010, the Company completed its initial public offering, at which time the liability was reclassified as a component of stockholders’ equity. The Company re-measured the fair value of these warrants at each balance sheet date and any change in fair value is recognized as a component of other income (expense) in the Company’s statements of operations.

The Company estimated the fair value of these warrants using the Black-Scholes option valuation model, which included the estimated fair market value of the underlying preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, and expected dividends on and expected volatility of the price of the underlying preferred stock. In the Company’s initial public offering, the remaining outstanding preferred stock warrants were automatically converted into warrants to purchase common stock. The Company recorded expense of $0.2 million in the quarter ended March 27, 2010 to reflect changes in the estimated fair value of the remaining outstanding warrants. Such preferred stock warrants were converted to common stock warrants on March 26, 2010 due to the Company’s initial public offering and will no longer require revaluation in future periods. The Company did not record an adjustment to the estimated fair value of the outstanding warrants for the quarter ended March 28, 2009.

Recent Accounting Pronouncements

In January 2010, the FASB issued an update to ASC Topic 820, Fair Value Measurements and Disclosures, related to the disclosures for transfers in and out of Levels 1 and 2 fair value measurements and the activity in Level 3 fair value measurements. The amendment recommends a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Further, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number). Also, the amendment requires clarification in existing disclosures for disaggregation of fair value measurement disclosures for each class of assets and liabilities and disclosures about inputs and valuation techniques. The effective date is for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted all the amended provisions of ASC Topic 820 for the quarter ended March 27, 2010. There was no impact from adoption of this amendment to ASC Topic 820 to the Company’s financial statements.

3. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	March 27, 2010	December 31, 2009
Cash and Cash equivalents:
Cash	$13,988	$14,626
Money market funds	66,975	17,195

Total cash and cash equivalents	80,963	31,821

Marketable securities:
Corporate debt securities	16,071	14,669
U.S. government sponsored entity bonds	6,481	10,471
U.S. government sponsored discount notes	3,293	—
Commercial paper	5,098	5,195
Certificates of deposit	3,400	3,401
U.S. treasury bills	2,497	2,492

Total marketable securities	36,840	36,228

Total cash, cash equivalents and marketable securities	$117,803	$68,049

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize the unrealized gains and losses related to the Company’s investments in cash, cash equivalents and marketable securities designated as available-for-sale as follows (in thousands):

As of March 27, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$16,067	$12	$(8)	$16,071
U.S. government sponsored entity bonds	9,778	—	(4)	9,774
Commercial paper	5,098	—	—	5,098
Certificates of deposit	3,400	—	—	3,400
U.S. treasury bills	2,495	2	—	2,497

Total	$36,838	$14	$(12)	$36,840

Due within one year	$31,339	$14	$(10)	$31,343
Due between one and two years	5,499	—	(2)	5,497

Total	$36,838	$14	$(12)	$36,840

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$14,677	$12	$(20)	$14,669
U.S. government sponsored entity bonds	10,480	—	(9)	10,471
Commercial paper	5,195	—	—	5,195
Certificates of deposit	3,401	—	—	3,401
U.S. treasury bills	2,492	—	—	2,492

Total	$36,245	$12	$(29)	$36,228

As of March 27, 2010 and December 31, 2009 gross unrealized gains and losses on the Company’s investments were due to changes in market conditions that caused interest rates to fluctuate. The Company reviews investments held with unrealized losses to determine if the loss is other-than-temporary. The Company determined that it has the ability and intent to hold these investments for a period of time sufficient for a forecast recovery of fair market value and does not consider the investments to be other-than-temporarily impaired for all periods presented. In addition, the Company did not experience any significant realized gains or losses on its investments through March 27, 2010. The Company’s money market funds maintained a net asset value of $1.00 for all periods presented. Net unrealized gains/losses are recorded to other comprehensive income/(loss) in the Company’s condensed balance sheets.

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Balance Sheet Details

Accounts receivable, net consisted of the following (in thousands):

	March 27, 2010	December 31, 2009
Accounts receivable	$26,427	$49,199
Allowance for doubtful accounts	(768)	(1,008)
Product return reserve	(481)	(1,199)

Accounts receivable, net	$25,178	$46,992

Property and equipment, net, consisted of the following (in thousands):

	March 27, 2010	December 31, 2009
Computer equipment and purchased software	$22,279	$21,756
Test equipment	23,013	22,134
Furnitures and fixtures	1,285	1,208
Leasehold improvements	2,818	2,815

Total	49,395	47,913
Accumulated depreciation	(37,804)	(36,620)

Property and equipment, net	$11,591	$11,293

Accrued liabilities consisted of the following (in thousands):

	March 27, 2010	December 31, 2009
Accrued compensation and related benefits	$7,517	$7,922
Accrued customer rebates	8,892	8,958
Accrued warranty	4,585	4,213
Accrued professional and consulting fees	3,456	2,978
Accrued excess and obsolete inventory at contract manufacturer	911	1,054
Sales and use tax payable	316	631
Other	3,131	2,873

Total accrued liabilities	$28,808	$28,629

5. Accrued Warranty

The Company provides a warranty for its hardware products. Hardware generally has a five-year warranty from the date of shipment. The Company accrues for potential warranty claims based on the Company’s historical claims experience. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.

Activity related to the product warranty is as follows (in thousands):

	Three Months Ended
	March 27, 2010	March 28, 2009
Balance at beginning of period	$4,213	$3,375
Warranty charged to cost of revenue	1,397	603
Utilization of warranty	(1,025)	(1,033)

Total accrued warranty	$4,585	$2,945

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Fair Value Measurements

In accordance with ASC Topic 820 as adopted on January 1, 2008, the Company measures its cash, cash equivalents and marketable securities at fair value. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Observable inputs other than quoted prices included in Level 1 for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-driven valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – Unobservable inputs to the valuation derived from fair valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The fair value hierarchy also requires the Company to maximize the use of observable inputs, when available, and to minimize the use of unobservable inputs when determining inputs and determining fair value.

As of March 27, 2010 and December 31, 2009, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

As of March 27, 2010	Level 1	Level 2	Total
Money market funds	$66,975	$—	$66,975
Marketable securities	—	36,840	36,840

Total	$66,975	$36,840	$103,815

As of December 31, 2009
Money market funds	$17,195	$—	$17,195
Marketable securities	—	36,228	36,228

Total	$17,195	$36,228	$53,423

The Company’s valuation techniques used to measure the fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. Investments in marketable securities are held by a custodian who obtains investment prices from a third-party pricing provider that uses standard inputs derived from or corroborated by observable market data, to models which vary by asset class.

7. Net Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of vested common shares outstanding during the reporting period. Diluted net loss per common share is calculated by giving effect to all potential dilutive common shares, including options, warrants, common stock subject to repurchase and convertible preferred stock.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 27, 2010	March 28, 2009
Numerator:
Net loss applicable to common stockholders	$(10,162)	$(12,712)

Denominator:
Weighted-average common shares outstanding	4,474	4,025

Basic and diluted net loss per share	$(2.27)	$(3.16)

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As the Company incurred net losses in the periods presented, the following table displays the Company’s other outstanding common stock equivalents that were excluded from the computation of diluted net loss per share, as the effect of including them would have been anti-dilutive (in thousands):

	Three Months Ended
	March 27, 2010	March 28, 2009
Stock options	686	2,483
Restricted stock units	4,531	—
Common stock warrants	69	11
Convertible preferred stock	28,113	21,430
Convertible preferred stock warrants	—	58

8. Stockholders’ Equity (Deficit)

Capital Structure

On March 2, 2010, the Company’s board of directors approved an amended and restated certificate of incorporation that increased the authorized common stock to 100 million shares and the authorized preferred stock to 5 million shares effective immediately prior to the completion of the Company’s initial public offering on March 26, 2010.

On March 21, 2010, the Company’s board of directors approved an amended and restated certificate of incorporation effecting a 2-for-3 reverse stock split of its common stock and all convertible preferred stock. The par value and the authorized shares of the common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. All issued and outstanding common stock, convertible preferred stock, warrants for common stock, warrants for preferred stock, and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effected on March 23, 2010.

On March 26, 2010, the Company completed its initial public offering in which 4,166,666 shares of common stock were sold by the Company and 2,162,266 shares of common stock were sold by existing stockholders at a public offering price of $13.00 per share. Gross proceeds of $54.2 million from the sale of 4,166,666 shares of common stock by the Company were reduced by issuance costs of $4.1 million and underwriters fees of $3.8 million.

On April 8, 2010, the underwriters’ exercised their option to purchase additional shares and 949,339 shares of common stock were sold by the Company (see footnote 10, “Subsequent Events”).

Preferred Stock

As of immediately prior to the completion of the Company’s initial public offering, on March 26, 2010, the Company was authorized to issue 5 million shares of preferred stock. The board of directors has the authority, without action by its stockholders with the exception of stockholders who hold board positions, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. To date, the board of directors has not designated any rights, preference or powers of any preferred stock and no shares of preferred stock have been issued

Adoption of New Equity Stock Award Plans

On March 2, 2010, the Company’s Board of Directors approved the 2010 Equity Incentive Award Plan and the Employee Stock Purchase Plan. A total of 5,666,666 shares of common stock were reserved for future issuance under these plans which became effective upon the completion of the Company’s initial public offering of common stock. In addition, shares of common stock previously available for issuance under the Company’s Amended and Restated 2002 Stock Plan became available for issuance under the 2010 Plan effective upon completion of the Company’s initial public offering of common stock.

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Based Compensation

Stock-based compensation expense associated with stock options and restricted stock units (RSUs) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. Total stock-based compensation expense of $2.8 million and $2.3 million was recorded during the three months ended March 27, 2010 and March 28, 2009, respectively.

Stock Options

The Company estimates the fair value of stock options in accordance with ASC Topic 718. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 27, 2010	March 28, 2009
Expected volatility	50%	70%
Expected life (years)	6.25	6.25
Expected dividend yield	—	—
Risk free interest rate	2.73%	1.79%

The Company’s computation of expected volatility for the three months ended March 27, 2010 and March 28, 2009 is based on the Company’s peer-group of similar companies. The Company’s computation of expected term in the three months ended March 27, 2010 and March 28, 2009 utilizes the simplified method in accordance with SAB 110. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. Thus, the Company applies an estimated forfeiture rate based on actual forfeiture experience. The Company recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

As of March 27, 2010, unrecognized stock-based compensation expense related to stock options of $0.8 million was expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock Units

In September 2009, the Company began to grant restricted stock units (“RSUs”) to eligible employees, executives and outside directors. Each RSU represents a right to receive one share of the Company’s common stock (subject to adjustment for certain specified changes in the capital structure of the Company) upon the completion of a specific period of continued service.

The Company values the RSUs at fair value or the market price of the Company’s common stock on the date of grant. The Company recognizes non-cash compensation expense for the fair values of these RSUs on a straight-line basis over the requisite service period of these awards.

The weighted-average grant date fair value of RSUs granted during the three months ended March 27, 2010 was $9.54. As of March 27, 2010, unrecognized stock-based compensation expense related to non-vested RSUs of $35.1 million was expected to be recognized over a weighted-average period of 1.8 years.

9. Income Taxes

The Company’s provision for income taxes is based on an estimated annual effective tax rate in compliance with FASB ASC 740, Accounting for Income Taxes and FASB ASC 270, Interim Financial Reporting. Significant components affecting the tax rate include various state and alternative minimum taxes and the utilization of losses carried forward.

Statement of Financial Accounting Standards ASC 740, Accounting for Income Taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have established and continue to maintain a full valuation allowance against the Company’s deferred tax assets as we do not believe that realization of those asserts is more likely than not.

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Subsequent Event

On April 8, 2010, the Company issued and sold 949,339 shares of common stock resulting from the exercise of the Company’s underwriters’ option to purchase these common shares associated with the Company’s initial public offering. This sale resulted in gross proceeds of $12.3 million based on an initial public offering price of $13.00 per share of common stock. Proceeds to the Company were $11.5 million which were net of underwriters’ discount and offering expenses payable by the Company of approximately $0.9 million.

On May 4, 2010, the Company paid in its entirety the outstanding loan payable with Silicon Valley Bank of $20.0 million including outstanding accrued interest and prepayment penalties of $0.4 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing, any statements regarding product development, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the Risk Factors set forth under Part II, Item 1A below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

Overview

We are a leading provider in North America of broadband communications access systems and software for copper- and fiber- based network architectures that enable communications service providers, or CSPs, to connect to their residential and business subscribers. We develop and sell carrier-class hardware and software products, which we refer to as our Unified Access Infrastructure portfolio, that are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively. Our Unified Access Infrastructure portfolio consists of our two core platforms, our C-Series multiservice, multiprotocol access platform, or C-Series platform, and our E-Series Ethernet service access platforms, or E-Series platforms, along with our complementary P-Series optical network terminals, or ONTs, and our Calix Management System, or CMS, network management software. We also offer installation, training, post-sales software support and extended warranty services. To date, service revenue has comprised an insignificant portion of our revenue.

Our revenue has increased to $48.2 million for the quarter ended March 27, 2010 from $37.1 million for the quarter ended March 28, 2009. Continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, those customers in the large CSP and international markets. Since our inception we have incurred significant losses, and as of March 27, 2010, we had an accumulated deficit of $402.3 million. Our net loss was $9.3 million and $12.1 million for the quarters ended March 27, 2010 and March 28, 2009, respectively.

Basis of Presentation

Revenue

We derive our revenue primarily from sales of our hardware products and related software. We generally recognize revenue after products have been delivered and accepted, and title has been transferred to the customer. In certain cases, our products are sold along with services, which include installation, training, post-sales software support and/or extended warranty services. To date, service revenue has comprised an insignificant portion of our revenue, and we have not reported service revenue separately from product revenue in our financial statements. As of March 27, 2010, our revenue deferrals, related to partially delivered arrangements that were entered into prior to January 1, 2010, and RUS contracts that include installation services, special customer arrangements and ratably recognized services totaled $32.0 million. Where substantive acceptance provisions are specified in an arrangement or extended return rights exist, revenue is deferred until all acceptance criteria have been met or the extended return rights expire. The timing of deferred revenue recognition may cause significant fluctuations in our revenue and operating results from period to period.

Cost of Revenue

Our cost of revenue is comprised of the following:

•

Products and services revenue — Cost of products revenue includes the inventory costs of our products that have shipped, accrued warranty costs for our standard warranty program, outbound freight costs to deliver products to our customers, overhead from our manufacturing operations cost centers, including stock-based compensation, and other manufacturing related costs associated with manufacturing our products and managing our inventory. We outsource our manufacturing to third-party manufacturers. Inventory costs are estimated using standard costs which reflect the cost of historical direct labor, direct overhead and materials used to build our inventory. Cost of services revenue includes direct installation material costs, direct costs from third-party installers, professional service costs, repair fees charged by our outsourced repair contractors to refurbish product returns under an extended warranty or per incident repair agreement, and other miscellaneous costs to support our services.

•	Amortization of existing technologies — These expenses are the result of our acquisition of Optical Solutions, Inc., or OSI.

Gross Profit

Our gross profit and gross margin have been, and will likely be, impacted by several factors, including new product introduction or upgrades to existing products, changes in customer mix, changes in the mix of products demanded and sold, shipment volumes, changes in our product costs, changes in pricing and the extent of customer rebates and incentive programs. We believe our gross margin could increase due to favorable changes in these factors, for example, increases in sales of newly introduced products such as our E7 Ethernet service access platform, which was introduced in the fourth quarter of 2009, upgrades to our existing C7, new introductions of our P-Series ONTs and reductions in the impact of rebate or similar programs. We believe our gross margin could decrease due to unfavorable changes in factors such as increased product costs, pricing decreases due to competitive pressure and an unfavorable customer or product mix. Changes in these factors could have a material impact on our future average selling prices and unit costs. Also, the timing of deferred revenue recognition and related deferred costs can have a material impact on our gross profit and gross margin results. The timing of recognition and the relative size of these arrangements could cause large fluctuations in our gross profit from period to period.

Operating Expenses

Operating expenses consist primarily of research and development, sales and marketing and general and administrative expenses and are recognized as incurred. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We expect to continue to hire new employees in order to support our anticipated growth and status as a public company. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our operating expenses will increase in absolute dollar amounts but will decline as a percentage of revenue over time.

•

Research and Development — Research and development expenses represent the largest component of our operating expenses and include personnel costs, consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations. We expense research and development costs as incurred. Since the costs of software development that we incur after a product has reached technological feasibility are not material, we have not capitalized any such costs to date. We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products.

•

Sales and Marketing — Sales and marketing expenses consist of personnel costs, employee sales commissions and marketing programs. We expect sales and marketing expenses to increase as we hire additional personnel both in North America and internationally to support our anticipated revenue growth.

•

General and Administrative — General and administrative expenses consist primarily of personnel costs and costs for facilities related to our executive, finance, human resource, information technology and legal organizations and fees for professional services. Professional services consist of outside legal, tax and audit costs. We expect to incur significant additional expenses as a result of operating as a public company, including costs to comply with the Sarbanes-Oxley Act and the rules and regulations applicable to companies listed on the New York Stock Exchange.

•	Amortization of Acquired Intangible Assets — Amortized acquired intangible assets comprise customer contracts and lists and purchase order backlog obtained in the OSI acquisition.

Other Income (Expense), Net

Other income (expense), net primarily includes interest expense on our outstanding loans and interest income on our cash and investment balances. In addition, other income (expense), net includes adjustments to record our convertible preferred stock warrants at fair value. These convertible preferred stock warrants were converted into common stock warrants upon the closing of our initial public offering on March 26, 2010. Although an adjustment was recorded in the first quarter ended March 27, 2010, no such adjustment will be made in future periods. Further, on May 4, 2010, we paid in its entirety our outstanding term loan of $20.0 million including outstanding accrued interest and prepayment penalties of $0.4 million.

Critical Accounting Policies and the Use of Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. To the extent there are material differences between these estimates and actual results, our financial statements will be affected. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

On January 1, 2010, we early adopted the new accounting standard for multiple deliverable revenue arrangements (ASC Topic 605-25), on a prospective basis, related to allocating revenue in a multiple deliverable arrangement as described more fully below. Other than the adoption of ASC Topic 605-25, there have been no significant changes in our significant accounting policies during the three months ended March 27, 2010 as compared to the significant accounting policies described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 24, 2010.

The items in our condensed financial statements requiring significant estimates and judgments are as follows:

Revenue Recognition

In October 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using best estimate of selling prices, or BSP, of deliverables if a vendor does not have vendor-specific objective evidence of selling price, or VSOE, or third-party evidence of selling price, or TPE; and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. This guidance does not change the units of accounting for our revenue transactions. Our products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment and are deemed to be non-contingent deliverables. We provide certain services at stated prices over a specified period of time and must meet specified performance conditions. As such, we have determined that our individual services are contingent deliverables. In addition, we provide specified packages of items considered a package arrangement which we also consider a contingent deliverable, and therefore we do not bill our customers until we have fully delivered the package. For multiple-element arrangements that include products and packages or services, we will first exclude the contingent revenue items and then allocate the remaining consideration to the non-contingent product deliverables on the basis of their relative selling price, which is currently BSP. To the extent that the stated contractual prices fall within our calculated range for BSP, we will allocate the consideration using the stated contractual prices. However, if the stated contractual price for any product deliverable is outside the range, the contractual prices will be adjusted using the midpoint price within its range in order to allocate arrangement consideration using the “relative selling price method.” Since the individual products and services meet the criteria for separate units of accounting, we will recognize revenue upon delivery of each product and/or services. Post-sales software support revenue and extended warranty services revenue is deferred and recognized ratably over the period during which the services are to be performed. Installation and training service arrangements are recognized upon delivery or completion of performance. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. Revenue from package arrangements are recognized upon full delivery of the package. In instances where substantive acceptance provisions are specified in the customer agreement, revenue is deferred until all acceptance criteria have been met. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

We derive revenue primarily from the sale of hardware products and related software. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue. In certain cases, our products are sold along with services, which include installation, training, post-sales software support and/or extended warranty services. Post-sales software support consists of our management software, including rights, on a when-and-if available basis, to receive unspecified software product upgrades to either embedded software or our management software, maintenance releases and patches released during the term of the support period and product support, which includes telephone and Internet access to technical support personnel. Extended warranty services include the right to warranty coverage beyond the standard warranty period. From time to time, we offer customers sales incentives, which include volume rebates and discounts. These amounts are accrued on a quarterly basis and recorded net of revenue.

Payment terms to customers generally range from net 30 to net 90 days. We assess the ability to collect from our customers based primarily on the creditworthiness and past payment history of the customer. Revenue arrangements that provide payment terms that extend beyond our customary payment terms are considered extended payment terms. Occasionally, we offer extended payment terms in a revenue arrangement. Through the date of this filing, we have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms. Customer arrangements with extended payment terms may also include substantive acceptance criteria within the arrangement which, in accordance with our revenue recognition policy, would cause the revenue in the arrangement to be deferred until all the acceptance criteria have been met. Extended payment terms may also indicate that the customer is relying on a future event as a prerequisite for the payment, such as installation, a new software release or financing, which would indicate that the fees associated with the arrangement are not fixed or determinable. Due to the unusual nature and uncertainty associated with granting extended payment terms in customer arrangements, we defer revenue under these arrangements and recognize the revenue upon payment from the customer, assuming all other revenue recognition criteria have been met.

We enter into arrangements with certain of our customers who receive government supported loans and grants from the U.S. Department of Agriculture’s Rural Utility Service, or RUS, to finance capital spending. Under the terms of an RUS equipment contract that includes installation services, the customer does not take possession and control and title does not pass until formal acceptance is obtained from the customer. Under this type of arrangement, we do not recognize revenue until we have received formal acceptance from the customer. For RUS arrangements that do not involve installation services, we recognize revenue in accordance with the revenue recognition policy described above.

For transactions entered into prior to the first quarter of fiscal 2010, we primarily recognized revenue based on software revenue recognition guidance prescribed in ASC Topic 985. As we are unable to establish VSOE for our products or installation services the entire fee from arrangements involving multiple product deliverables were deferred and recognized upon delivery of all products. Revenue from products that were sold in combination with installation services was deferred and recognized upon delivery of all products and completion of the installation. In most circumstances when we were not able to determine VSOE for all of the deliverables of the arrangement, but were able to obtain VSOE for any undelivered elements, revenue was allocated using the residual method. Under the residual method, the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was allocated to the delivered items and recognized as revenue, and no revenue was recognized until all elements without VSOE had been delivered. If VSOE of any undelivered items did not exist, revenue from the entire arrangement was initially deferred and recognized at the earlier of: (i) delivery of those elements for which VSOE did not exist or (ii) when VSOE was established. Deferred revenue consisted of arrangements that had been partially delivered, contracts with the RUS that include installation services, special customer arrangements and ratably recognized services.

Contrary to our product and installation service sales, we have been able to establish VSOE for our training, post-sales software support and extended warranty services. Training courses are based on a daily rate per person and will vary according to the type of training class offered. Post-sales software support is offered for a one year term and the price is based on the number of customer subscriber lines. Extended warranty pricing is based on the type of product and is sold in 1 or 5 year durations. Substantially all of the arrangements with multiple deliverables pertaining to arrangements with these services, we have used and intend to continue using VSOE to allocate the selling price to each deliverable. Consistent with its methodology under previous accounting guidance, we determine VSOE based on our normal pricing practices for these specific services when sold separately.

In most instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, we attempt to establish selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our marketing strategy differs from that of our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we are typically not able to determine TPE.

When we are unable to establish selling price using VSOE or TPE, we use BSP. The objective of BSP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BSP is primarily used for all products and installation services where we historically have not been able to establish VSOE of selling price.

We determine BSP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, characteristics of targeted customers and pricing practices. The determination of BSP is made through consultation with and formal approval by management, taking into consideration the go-to-market strategy.

We regularly review VSOE, TPE and BSP and maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the three months ended March 27, 2010 nor do we expect a material impact in the near term from changes in VSOE, TPE or BSP.

Revenue as reported and our estimate of the pro forma revenue that would have been reported during the three months ended March 27, 2010, if the transaction entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in millions):

	Three Months Ended March 27, 2010
	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Revenue	$48,203	$41,747

The new accounting standards for revenue recognition if applied in the same manner to the year ended December 31, 2009 would have resulted in additional revenues of $10.3 million for that fiscal year. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition may have a significant effect on revenue in periods after the initial adoption when applied to multiple element arrangements based on current marketing strategies due to the fact that we did not have VSOE of selling price on most of our product offerings.

Stock-Based Compensation

Effective January 1, 2006, we adopted the applicable accounting guidance under ASC Topic 718 for share-based payment transactions. Under the fair value recognition provisions of this guidance, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. We adopted this guidance using the modified prospective transition method. Under that transition method, compensation expense recognized beginning in 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of this guidance, and compensation expense for all share-based payments granted after December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of this guidance. Such amounts have been reduced by our estimated forfeitures on all unvested awards. Under the provisions of this guidance, we estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires various highly judgmental assumptions, including volatility, expected forfeiture rates and expected option life, which have a significant impact on the fair value estimates. Because we are a newly public company, we derive our expected volatility based on our peer group of publicly-traded companies in the industry in which we do business. The expected life of an option award is calculated using the “simplified” method provided in the SEC’s Staff Accounting Bulletin 110, and takes into consideration the grant’s contractual life and vesting periods. We apply an estimated forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

The fair values of the common stock underlying stock options granted during 2008 and 2009 were estimated by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair market value of our common stock underlying those options on the date of grant. Given the absence of a public trading market in the periods prior to our initial public offering, our board of directors considered numerous objective and subjective factors to determine the best estimate of the fair market value of our common stock at each meeting at which stock option grants were approved. These factors included, but were not limited to, the following: contemporaneous valuations of our common stock, the rights and preferences of our convertible preferred stock relative to our common stock, the lack of marketability of our common stock, developments in our business, recent issuances of our convertible preferred stock and the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or sale of our company, given prevailing market conditions. If we had made different assumptions and estimates, the amount of our recognized and to be recognized stock-based compensation expense could have been materially different. We believe that we have used reasonable methodologies, approaches and assumptions in determining the fair value of our common stock.

During the quarters ended March 27, 2010 and March 28, 2009, we recorded stock-based compensation of $2.8 million and $2.3 million, respectively. At March 27, 2010, we had $0.8 million of total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of approximately

3.2 years. At March 27, 2010, we had $35.1 million of total unrecognized compensation cost related to unvested restricted stock units, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of approximately 1.8 years. To the extent that the actual forfeiture rate is different than what we have anticipated, stock-based compensation related to these awards will be adjusted in future periods.

Results of Operations

Comparison of Quarters Ended March 27, 2010 and March 28, 2009

Revenue

The following table sets forth our revenue:

	Three Months Ended
	March 27, 2010	March 28, 2009
	(in thousands)
Revenue	$48,203	$37,146

Our revenue is principally derived in the United States. During the three months ended March 27, 2010 and March 28, 2009, revenue generated in the United States represented approximately 91% and 94% of revenue, respectively. Revenue increased $11.1 million from $37.1 million for the three months ended March 28, 2009 to $48.2 million for the three months ended March 27, 2010, primarily due to an increase in shipment volume and due to a change in our methodology for recognizing revenue on multiple-element arrangements which resulted in additional recognized revenues of $6.5 million. On January 1, 2010, we adopted the guidance of ASC Topic 605-25 which permits us to recognize revenue on multiple-element arrangements for those elements that have been delivered. In periods prior to January 1, 2010, we had deferred such arrangements until all elements had been delivered because we had not established vendor specific objective evidence of fair value for most of our products.

Cost of Revenue and Gross Profit

The following table sets forth our costs of revenue:

	Three Months Ended
	March 27, 2010	March 28, 2009
	(in thousands)
Cost of revenue:
Products and services	30,171	25,391
Amortization of existing technologies	1,360	1,360

Total cost of revenue	31,531	26,751

Gross profit	$16,672	$10,395

Gross margin	35%	28%

Cost of revenue increased $4.8 million from $26.8 million for the three months ended March 28, 2009 to $31.5 million for the three months ended March 27, 2010, primarily due to an increase in revenues recognized during this period. Gross margin increased to 35% for the three months ended March 27, 2010 from 28% for the three months ended March 28, 2009, as a result of increased shipment volumes, reduced product costs and our customer/product mix.

Operating Expenses

Research and Development Expenses

	Three Months Ended
	March 27, 2010	March 28, 2009
	(in thousands)
Research and development	$11,847	$10,468
Percent of total revenue	25%	28%

Research and development expenses increased $1.4 million from $10.5 million for the three months ended March 28, 2009 to $11.8 million for the three months ended March 27, 2010, primarily due to an increase in compensation and benefits of $0.7 million attributable to increased headcount and mandatory vacations taken in the first quarter of 2009, and an increase in spending on product prototype and consulting expenses of $0.9 million, offset by other departmental expenses.

Sales and Marketing Expenses

	Three Months Ended
	March 27, 2010	March 28, 2009
	(in thousands)
Sales and marketing	$8,422	$7,209
Percent of total revenue	17%	19%

Sales and marketing expenses increased $1.2 million from $7.2 million for the three months ended March 28, 2009 to $8.4 million for the three months ended March 27, 2010, primarily due to an increase in compensation and benefits of $1.0 million attributable to increased headcount, higher commissions on increased bookings and mandatory vacations taken in the first quarter of 2009 and advertising costs of $0.2 million.

General and Administrative Expenses

	Three Months Ended
	March 27, 2010	March 28, 2009
	(in thousands)
General and administrative	$4,748	$3,663
Percent of total revenue	10%	10%

General and administrative expenses increased $1.1 million from $3.7 million for the three months ended March 28, 2009 to $4.7 million for the three months ended March 27, 2010, primarily due to an increase in compensation and benefits of $1.2 million attributable to increased headcount and restricted stock units granted to one of our executives in the fourth quarter of 2009, an increase in consulting services of $0.3 million, offset by a decrease in bad debt expense of $0.4 million.

Amortization of Intangible Assets

	Three Months Ended
	March 27, 2010	March 28, 2009
	(in thousands)
Amortization of intangible assets	$185	$185

In connection with the acquisition of OSI, $32.6 million of the total purchase price was allocated to amortizable intangible assets, which included customer contracts and lists and purchase order backlog. Amortization of intangible assets expense totaled $0.2 million in each of the three months ended March 27, 2010 and March 28, 2009. In addition, $1.4 million for each of the three months ended March 27, 2010 and March 28, 2009, related to the amortization of existing technology was classified as cost of revenue in our financial statements.

Other Income (Expense)

	Three Months Ended
	March 27, 2010	March 28, 2009
	(in thousands)
Interest income	$74	$79
Interest expense	(473)	(943)
Change in fair value of preferred stock warrants	(173)	—
Other income (expense)	11	64

Total other income (expense)	$(561)	$(800)

Other expense, net was $0.8 million for the three months ended March 28, 2009 compared to other expense, net of $0.6 million for the three months ended March 27, 2010. The decrease in other expense, net of $0.2 million was primarily due to a decrease in interest expense of $0.5 million, resulting from the lower average interest rate of debt in place during the first quarter of 2010 compared to the first quarter of 2009. Such higher interest rate debt held in the first quarter 2009 was retired in the third quarter of 2009 and replaced with new debt. This decrease in expense was offset by an increase in expense from the change in the fair value of preferred stock warrants which increased by $0.2 million. Such preferred stock warrants were converted to common stock warrants during the first quarter of 2010 due to our initial public offering and will no longer require revaluation in future periods. On May 4, 2010, we paid down our outstanding term loan of $20.0 million with Silicon Valley Bank in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance. In addition, a significant portion of our quarterly sales typically occurs during the last month of the quarter, which we believe reflects customer buying patterns of products similar to ours and other products in the technology industry generally. As a result, our quarterly operating results are difficult to predict even in the near term.

Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, large customer purchase agreements with special revenue considerations, varying budget cycles for our customers and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets. Customers then typically decide to purchase our products during our second fiscal quarter. In our third fiscal quarter, customers are in the process of deploying such products and as a result there is less spending. In addition, difficulties related to deploying products during the winter also tend to limit spending in the third quarter. Finally, in our fourth fiscal quarter, customer purchases increase as customers are attempting to spend the rest of their budget for the year.

Our operating expenses have fluctuated based on the following factors: timing of variable sales compensation expenses due to fluctuations in order volumes, timing of salary increases which have historically occurred in the second quarter, timing of research and development expenses including prototype builds and intermittent outsourced development projects and increases in stock-based compensation expenses resulting from modifications to outstanding stock options.

As a result of the fluctuations described above and a number of other factors, many of which are outside our control, our quarterly and annual operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

Liquidity and Capital Resources

	Three Months Ended
	March 27, 2010	March 28, 2009
	(in thousands)
Net cash provided by (used in) operating activities	$5,058	$(3,432)
Net cash used in investing activities	(2,207)	(790)
Net cash provided by (used in) financing activities	46,291	(12)

At March 27, 2010, we had cash, cash equivalents and marketable securities of $117.8 million, which primarily consisted of money market mutual funds and highly liquid debt instruments held at major financial institutions. Since inception, we financed our operations primarily through private sales of equity and from borrowings under credit facilities. On March 26, 2010, we completed our initial public offering, or IPO, of 4,166,666 shares of common stock. We raised net proceeds from the offering of $46.2 million after deducting the underwriter’s discount and offering expenses payable by us, based on an initial public offering price of $13.00 per share. Additionally, our underwriters exercised their option to purchase an additional 949,339 shares of common stock in full for net proceeds of $11.5 million after deducting the underwriter’s discount and offering expenses payable by us, based on an initial public offering price of $13.00 per share. The issuance of 949,339 shares of common stock from the underwriters exercising their option to purchase additional shares closed on April 8, 2010. On May 4, 2010, we paid down our outstanding term loan of $20.0 million with Silicon Valley Bank in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million.

Operating Activities

In the three months ended March 27, 2010, our operating activities provided $5.1 million in cash, which consisted of our net loss of $9.3 million, offset by non-cash charges of $5.8 million. In addition, cash outflows from changes in operating assets and liabilities included an increase in inventory of $7.7 million from lower shipment volumes during the quarter and inventory build-up in anticipation of higher shipment volumes in future periods, a decrease in accounts payable of $7.1 million from lower inventory purchases in the first half of the quarter and associated timing of receipt of vendor invoices from these purchases, and a decrease in deferred revenue of $4.5 million primarily the result of a change in our revenue recognition accounting policy allowing us to recognize revenue on partially shipped multiple-element arrangements. Cash inflows from sequential changes in operating assets and liabilities included a decrease in accounts receivable of $21.8 million from decreased shipment volume, a decrease in deferred cost of goods sold of $2.6 million primarily the result of a change in our revenue recognition accounting policy, a decrease in prepaids and other assets of $2.4 million mostly due to the reclassification of IPO issuance costs to stockholders’ equity to offset IPO proceeds.

In the three months ended March 28, 2009, we used $3.4 million in cash from operating activities, which consisted of our net loss of $12.1 million, offset by non-cash charges of $5.2 million. In addition, cash outflows from changes in operating assets and liabilities included a decrease in accounts payable of $12.3 million from decreased inventory purchases associated with lower shipment volumes during the first quarter of 2009. Cash inflows from changes in operating assets and liabilities included a decrease in restricted cash of $2.0 million resulting from the close-out of performance bonds that were collateralized with certificates of deposit with our bank, a decrease in accounts receivable of $8.1 million and inventory of $3.7 million from lower shipment volumes, and an increase in deferred revenue related to an increase in net contingent revenue deferrals.

Investing Activities

Our cash used in investing activities in the three months ended March 27, 2010 consisted of capital expenditures of $1.5 million, the purchase of marketable securities of $7.4 million, which primarily included highly liquid debt instruments and certificates of deposit, offset by sales of marketable securities of $6.7 million.

Our cash used investing activities in the three months ended March 28, 2009 consisted of the purchase of property and equipment of $0.8 million which primarily consisted of computer and test equipment.

Financing Activities

Our financing activities provided cash of $46.3 million in the three months ended March 27, 2010, which primarily consisted of net proceeds of $46.2 million from the issuance of 4.2 million shares of common stock resulting from our IPO which closed on March 26, 2010. See further discussion regarding our IPO below in “Working Capital and Capital Expenditure Needs.”

Working Capital and Capital Expenditure Needs

Except as disclosed in Contractual Obligations and Commitments in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 24, 2010, we currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. We may be required to issue performance bonds to satisfy requirements under our RUS contracts. We issue letters of credit under our existing credit facility to support these performance bonds. In the event we do not have sufficient capacity under our credit facility to support these bonds, we will have to issue certificates of deposit, which could materially impact our working capital or limit our ability to satisfy such contract requirements. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.

We believe, based on our current operating plan, our existing cash, cash equivalents and marketable securities and existing amounts available under our revolving line will be sufficient to meet our anticipated cash needs for at least the next twelve months. On May 4, 2010, we paid down our outstanding term loan of $20.0 million with Silicon Valley Bank in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be harmed.

Contractual Obligations and Commitments

During the three-month period ended March 27, 2010, there were no material changes to our contractual obligation and commitment disclosures as set forth under the caption, “Contractual Obligations and Commitments” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 24, 2010 for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

As of March 27, 2010 and December 31, 2009, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In January 2010, the FASB issued an update to ASC Topic 820, Fair Value Measurements and Disclosures, related to the disclosures for transfers in and out of Levels 1 and 2 fair value measurements and the activity in Level 3 fair value measurements. The amendment recommends a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Further, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number). Also, the amendment requires clarification in existing disclosures for disaggregation of fair value measurement disclosures for each class of assets and liabilities and disclosures about inputs and valuation techniques. The effective date is for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have adopted all the amended provisions of ASC Topic 820 for the quarter ended March 27, 2010. There was no impact from adoption of this amendment to ASC Topic 820 to our financial statements and related footnote disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consists of money market funds, U.S. government bonds, commercial paper and other debt securities of domestic corporations. Due to the nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Our exposure to interest rates also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. Any outstanding borrowings under our term loan and line of credit bear a variable rate of interest based upon the applicable Libor or prime rate and is adjusted monthly based upon changes in the Federal Reserve’s prime rate. As of March 27, 2010, we had $20.0 million outstanding under our term loan, which bore interest at LIBOR (not less than 1.25%) plus 6.50% (7.75%). On May 4, 2010, we paid down our outstanding term loan of $20.0 million in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million.

Foreign Currency Risk

Our sales contracts and vendor payables are primarily denominated in U.S. dollars and, therefore, the majority of our revenues and operating expenses are not subject to foreign currency risk.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 27, 2010, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, company management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any legal proceedings which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition.

Item 1A.	Risk Factors

We have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Risk Factors” included in our final prospectus filed with the Securities and Exchange Commission on March 24, 2010.

Risks Related to Our Business and Industry

Our markets are rapidly changing and we have a limited operating history, which make it difficult to predict our future revenue and plan our expenses appropriately.

We were incorporated in August 1999 and shipped our first product in December 2001. We have a limited operating history and compete in markets characterized by rapid technological change, changing needs of communications service providers, or CSPs, evolving industry standards and frequent introductions of new products and services. We have limited historical data and have had a relatively limited time period in which to implement and evaluate our business strategies as compared to companies with longer operating histories. In addition, we likely will be required to reposition our product and service offerings and introduce new products and services as we encounter rapidly changing CSP requirements and increasing competitive pressures. We may not be successful in doing so in a timely and responsive manner, or at all. As a result, it is difficult to forecast our future revenues and plan our operating expenses appropriately, which also makes it difficult to predict our future operating results.

We have a history of losses and negative cash flow, and we may not be able to generate positive operating income and cash flows in the future.

We have experienced net losses in each year of our existence. For the quarters ended March 27, 2010 and March 28, 2009, we incurred net losses of $10.2 million and $12.7 million, respectively. As of March 27, 2010, we had an accumulated deficit of $402.3 million.

We expect to continue to incur significant expenses for research and development, sales and marketing, customer support and general and administrative functions as we expand our operations. Given our rapid growth rate and the intense competitive pressures we face, we may be unable to control our operating costs.

We cannot guarantee that we will achieve profitability in the future. Our revenue growth trends in prior periods may not be sustainable. In addition, we will have to generate and sustain significantly increased revenue, while continuing to control our expenses, in order to achieve and then maintain profitability. We may also incur significant losses in the future for a number of reasons, including the risks discussed in this “Risk Factors” section and factors that we cannot anticipate. If we are unable to generate positive operating income and cash flow from operations, our liquidity, results of operations and financial condition will be adversely affected.

Fluctuations in our quarterly and annual operating results may make it difficult to predict our future performance, which could cause our operating results to fall below investor or analyst expectations, which could adversely affect the trading price of our stock.

A number of factors, many of which are outside of our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the price of our common stock would likely decline. Moreover, we may experience delays in recognizing revenue under applicable revenue recognition rules, particularly from government-funded contracts, such as those funded by the United States Department of Agriculture’s Rural Utility Service, or RUS. The extent of these delays and their impact on our revenues can fluctuate over a given time period depending on the number and size of purchase orders under these contracts during such time period. In addition, unanticipated decreases in our available liquidity due to fluctuating operating results could limit our growth and delay implementation of our expansion plans.

In addition to the other risk factors listed in this “Risk Factors” section, factors that may contribute to the variability of our operating results include:

•	our ability to predict our revenue and plan our expenses appropriately;

•	the capital spending patterns of CSPs and any decrease or delay in capital spending by CSPs due to economic, regulatory or other reasons;

•	the impact of government-sponsored programs on our customers;

•	intense competition;

•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;

•	our ability to achieve market acceptance of our products and CSPs’ willingness to deploy our new products;

•	the concentration of our customer base;

•	the length and unpredictability of our sales cycles;

•	our focus on CSPs with limited revenue potential;

•	our lack of long-term, committed-volume purchase contracts with our customers;

•	our ability to increase our sales to larger North American as well as international CSPs;

•	our exposure to the credit risks of our customers;

•	fluctuations in our gross margin;

•	the interoperability of our products with CSP networks;

•	our dependence on sole and limited source suppliers;

•	our ability to manage our relationships with our contract manufacturers;

•	our ability to forecast our manufacturing requirements and manage our inventory;

•	our products’ compliance with industry standards;

•	our ability to expand our international operations;

•	our ability to protect our intellectual property and the cost of doing so;

•	the quality of our products, including any undetected hardware errors or bugs in our software;

•	our ability to estimate future warranty obligations due to product failure rates;

•	our ability to obtain necessary third-party technology licenses;

•	any obligation to issue performance bonds to satisfy requirements under RUS contracts;

•	the attraction and retention of qualified employees and key personnel; and

•	our ability to maintain proper and effective internal controls.

Our business is dependent on the capital spending patterns of CSPs, and any decrease or delay in capital spending by CSPs, in response to recent economic conditions or otherwise, would reduce our revenues and harm our business.

Demand for our products depends on the magnitude and timing of capital spending by CSPs as they construct, expand and upgrade their access networks. For the quarter ended March 27, 2010, CenturyLink, Inc. and, which we refer to as CenturyLink, purchased a significant amount of our access systems and software. However, we cannot anticipate the level of CenturyLink’s purchases in the future. In April 2010, CenturyLink announced their pending merger with Qwest Communications. If the pending merger is approved, this could create uncertainty for us as to whether we will be chosen as a preferred network equipment vendor for the combined company. In addition, the recent economic downturn has contributed to a slowdown in telecommunications industry spending, including in the specific geographies and markets in which we operate. In response to reduced consumer spending, challenging capital markets or declining liquidity trends, capital spending for network infrastructure projects of CSPs could be delayed or cancelled. In addition, capital spending is cyclical in our industry and sporadic among individual CSPs, and can change on short notice. As a result, we may not have visibility into changes in spending behavior until nearly the end of a given quarter. CSP spending on network construction, maintenance, expansion and upgrades is also affected by seasonality in their purchasing cycles, reductions in their budgets and delays in their purchasing cycles.

Many factors affecting our results of operations are beyond our control, particularly in the case of large CSP orders and network infrastructure deployments involving multiple vendors and technologies where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the customer or other providers, and changes in customer requirements or installation plans. Further, CSPs may not pursue infrastructure upgrades that require our access systems and software. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, mergers, lack of consumer demand for advanced communications services and alternative approaches to service delivery. Reductions in capital expenditures by CSPs may slow our rate of revenue growth. As a consequence, our results for a particular quarter may be difficult to predict, and our prior results are not necessarily indicative of results likely in future periods.

Government-sponsored programs could impact the timing and buying patterns of CSPs, which may cause fluctuations in our operating results.

Many of our customers are Independent Operating Companies, or IOCs, which have revenues that are particularly dependent upon interstate and intrastate access charges, and federal and state subsidies. The Federal Communications Commission, or FCC, and some states are considering changes to such payments and subsidies, and these changes could reduce IOC revenues. Furthermore, many IOCs use or expect to use, government-supported loan programs or grants, such as RUS loans and grants and the Broadband Stimulus programs under the American Recovery and Reinvestment Act of 2009, or ARRA, to finance capital spending. Changes to these programs could reduce the ability of IOCs to access capital and reduce our revenue opportunities.

We believe that uncertainties related to Broadband Stimulus programs may be delaying investment decisions by IOCs. In addition, to the extent that our customers do receive grants or loans under these stimulus programs, our customers may be encouraged to accelerate their network development plans and purchase substantial quantities of products, from us or other suppliers, while the programs and funding are in place. Customers may thereafter substantially curtail future purchases of products as ARRA funding winds down or because all purchases have been completed. Award grants under the Broadband Stimulus programs have been and will be issued between December 2009 and September 2010. Funded projects must be two-thirds complete within two years of the award and complete within three years of the award.

Therefore, all funds that are awarded are expected to be allocated by September 2013. The revenue recognition guidelines related to the sales of our access systems to CSPs who have received Broadband Stimulus funds may create uncertainties around the timing of our revenue, which could harm our financial results. In addition, any decision by CSPs to reduce capital expenditures caused by changes in government regulations and subsidies would have an adverse effect on our operating results and financial condition.

We face intense competition that could reduce our revenue and adversely affect our financial results.

The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our competitors include companies such as ADTRAN, Inc., Alcatel- Lucent S.A., Enablence Technologies Inc., Huawei Technologies Co., Ltd., LM Ericsson Telephone Company, or Ericsson, Motorola, Inc., Occam Networks, Inc., Tellabs, Inc. and Zhone Technologies, Inc.

Our ability to compete successfully depends on a number of factors, including:

•	the successful development of new products;

•	our ability to anticipate CSP and market requirements and changes in technology and industry standards;

•	our ability to differentiate our products from our competitors’ offerings based on performance, cost-effectiveness or other factors;

•	our ability to gain customer acceptance of our products; and

•	our ability to market and sell our products.

The market for broadband access equipment is dominated primarily by large, established vendors. In addition, some of our competitors have merged, made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. Examples include the merger of Alcatel S.A. with Lucent Technologies, Inc. in November 2006, Ericsson’s acquisitions of Redback Networks Inc. in January 2007 and Entrisphere Inc. in February 2007, and Ciena Corporation’s acquisition of World Wide Packets, Inc. in 2008 and the successful bid to acquire Nortel’s Metro Ethernet Networks business announced in November 2009. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do and are better positioned to acquire and offer complementary products and services technologies. Many of our competitors have broader product lines and can offer bundled solutions, which may appeal to certain customers. Our competitors may invest additional resources in developing more compelling product offerings. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features, because the products that we and our competitors offer require a substantial investment of time and funds to install. In addition, as a result of these transition costs, competition to secure contracts with potential customers is particularly intense. Some of our competitors may offer substantial discounts or rebates to win new customers. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or achieve profitability. Competitive pressures could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could reduce our revenue and adversely affect our financial results.

Product development is costly and if we fail to develop new products or enhancements that meet changing CSP requirements, we could experience lower sales.

Our market is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and unanticipated changes in subscriber requirements. Our future success will depend significantly on our ability to anticipate and adapt to such changes, and to offer, on a timely and cost-effective basis, products and features that meet changing CSP demands and industry standards.

We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the three months ended March 27, 2010 and March 28, 2009, our research and development expenses were $11.8 million, or 25% of our revenue, and $10.5 million, or 28% of our revenue, respectively. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.

In addition, the introduction of new or enhanced products also requires that we manage the transition from older products to these new or enhanced products in order to minimize disruption in customer ordering patterns, fulfill ongoing customer commitments and ensure that adequate supplies of new products are available for delivery to meet anticipated customer demand. If we fail to maintain compatibility with other software or equipment found in our customers’ existing and planned networks, we may face substantially reduced demand for our products, which would reduce our revenue opportunities and market share. Moreover, as customers complete infrastructure deployments, they may require greater levels of service and support than we have provided in the past. We may not be able to provide products, services and support to compete effectively for these market opportunities. If we are unable to anticipate and develop new products or enhancements to our existing products on a timely and cost-effective basis, we could experience lower sales which would harm our business.

Our new products are early in their life cycles and are subject to uncertain market demand. If our customers are unwilling to install our products or deploy new services or we are unable to achieve market acceptance of our new products, our business and financial results will be harmed.

Our new products are early in their life cycles and are subject to uncertain market demand. They also may face obstacles in manufacturing, deployment and competitive response. Potential customers may choose not to invest the additional capital required for initial system deployment. In addition, demand for our products is dependent on the success of our customers in deploying and selling services to their subscribers. Our products support a variety of advanced broadband services, such as high-speed Internet, Internet protocol television, mobile broadband, high-definition video and online gaming, and basic voice and data services. If subscriber demand for such services does not grow as expected or declines, or if our customers are unable or unwilling to deploy and market these services, demand for our products may decrease or fail to grow at rates we anticipate. For example, we launched our E5-400 platform family in the fourth quarter of 2008 and have only recently begun to see significant demand.

Our strategy includes developing products for the access network that incorporate Internet protocol and Ethernet technologies. If these technologies are not widely adopted by CSPs for use in their access networks, demand for our products may decrease or not grow. As a result, we may be unable to sell our products to recoup our expenses related to the development of these products and our results of operations would be harmed. We may also be delayed in recognizing revenue related to our new products and related services and may be required to recognize costs and expenses for such products before we can recognize the related revenue.

Our customer base is concentrated, and there are a limited number of potential customers for our products. The loss of any of our key customers, a decrease in purchases by our key customers or our inability to grow our customer base would adversely impact our revenues.

Historically, a large portion of our sales have been to a limited number of customers. For example, for the year ended December 31, 2009, CenturyLink accounted for 38% of our revenue. In 2008, CenturyLink and one other customer accounted for 25% and 11% of our revenue, respectively. In 2007, CenturyLink and another different customer accounted for 22% and 15% of our revenue, respectively.

We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers. In addition, some larger customers may demand discounts and rebates or desire to purchase their access systems and software from multiple providers. As a result of these factors, our future revenue opportunities may be limited and our margins could be reduced, and our profitability may be adversely impacted. The loss of, or reduction in, orders from any key customer would significantly reduce our revenues and harm our business.

Furthermore, in recent years, the CSP market has undergone substantial consolidation. Industry consolidation generally has negative implications for equipment suppliers, including a reduction in the number of potential customers, a decrease in aggregate capital spending, and greater pricing leverage on the part of CSPs over equipment suppliers. Continued consolidation of the CSP industry, including the pending merger between CenturyLink and Qwest Communications, and among the Incumbent Local Exchange Carrier, or ILEC, and IOC customers, who represent a large part of our business, could make it more difficult for us to grow our customer base, increase sales of our products and maintain adequate gross margins.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our revenues is difficult to predict. Our sales efforts often involve educating CSPs about the use and benefits of our products. CSPs typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and results in a lengthy sales cycle. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all we may not achieve our revenue forecasts and our business could be harmed.

Our focus on CSPs with relatively small networks limits our revenues from sales to any one customer and makes our future operating results difficult to predict.

We currently focus a large portion of our sales efforts on IOCs, cable multiple system operators and selected international CSPs. In general, our current and potential customers generally operate small networks with limited capital expenditure budgets. Accordingly, we believe the potential revenues from the sale of our products to any one of these customers is limited. As a result, we must identify and sell products to new customers each quarter to continue to increase our sales. In addition, the spending patterns of many of our customers are characterized by small and sporadic purchases. As a consequence, we have limited backlog and will likely continue to have limited visibility into future operating results.

We do not have long-term, committed-volume purchase contracts with our customers, and therefore have no guarantee of future revenue from any customer.

Our sales are made predominantly pursuant to purchase orders, and typically we have not entered into long-term, committed-volume purchase contracts with our customers, including our key customers which account for a material portion of our revenues. As a result, any of our customers may cease to purchase our products at any time. In addition, our customers may attempt to renegotiate the terms of our agreements, including price and quantity. If any of our key customers stop purchasing our access systems and software for any reason, our business and results of operations would be harmed.

Our efforts to increase our sales to larger North American as well as international CSPs may be unsuccessful.

Our sales and marketing efforts have been focused on CSPs in North America. A part of our long-term strategy is to increase sales to larger North American as well as international CSPs. We will be required to devote substantial technical, marketing and sales resources to the pursuit of these CSPs, who have lengthy equipment qualification and sales cycles, without any assurance of generating sales. In particular, sales to these CSPs may require us to upgrade our products to meet more stringent performance criteria, develop new customer-specific features or adapt our product to meet international standards. If we are unable to successfully increase our sales to larger CSPs, our operating results and long-term growth may be negatively impacted.

Our exposure to the credit risks of our customers may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.

In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. The recent challenging economic conditions have impacted some of our customers’ ability to pay their accounts payable. While we attempt to monitor these situations carefully and attempt to take appropriate measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid accounts receivable write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and could harm our operating results.

Our gross margin may fluctuate over time and our current level of product gross margins may not be sustainable.

Our current level of product gross margins may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer, geographic or product mix, including the mix of configurations within each product group;

•	increased price competition, including the impact of customer discounts and rebates;

•	our ability to reduce and control product costs;

•	loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	introduction of new products;

•	changes in shipment volume;

•	changes in distribution channels;

•	increased warranty costs;

•	excess and obsolete inventory and inventory holding charges;

•	expediting costs incurred to meet customer delivery requirements; and

•	liquidated damages relating to customer contractual terms.

Our products must interoperate with many software applications and hardware products found in our customers’ networks. If we are unable to ensure that our products interoperate properly, our business would be harmed.

Our products must interoperate with our customers’ existing and planned networks, which often have varied and complex specifications, utilize multiple protocol standards, software applications and products from multiple vendors and contain multiple generations of products that have been added over time. As a result, we must continually ensure that our products interoperate properly with these existing and planned networks. To meet these requirements, we must undertake development efforts that require substantial capital investment and employee resources. We may not accomplish these development efforts quickly or cost-effectively, if at all. If we fail to maintain compatibility with other software or equipment found in our customers’ existing and planned networks, we may face substantially reduced demand for our products, which would reduce our revenue opportunities and market share.

We have entered into interoperability arrangements with a number of equipment and software vendors for the use or integration of their technology with our products. These arrangements give us access to, and enable interoperability with, various products that we do not otherwise offer. If these relationships fail, we may have to devote substantially more resources to the development of alternative products and processes, and our efforts may not be as effective as the combined solutions under our current arrangements. In some cases, these other vendors are either companies that we compete with directly, or companies that have extensive relationships with our existing and potential customers and may have influence over the purchasing decisions of those customers. Some of our competitors have stronger relationships with some of our existing and potential other vendors and, as a result, our ability to have successful interoperability arrangements with these companies may be harmed. Our failure to establish or maintain key relationships with third-party equipment and software vendors may harm our ability to successfully sell and market our products.

As we do not have manufacturing capabilities, we depend upon a small number of outside contract manufacturers and we do not have supply contracts with these manufacturers. Our operations could be disrupted if we encounter problems with these contract manufacturers.

We do not have internal manufacturing capabilities, and rely upon a small number of contract manufacturers to build our products. In particular, we rely on Flextronics International Ltd. for the manufacture of most of our products. Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. We do not have supply contracts with Flextronics or our other manufacturers. Consequently, these manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price. In addition, we have limited control over our contract manufacturers’ quality systems and controls, and therefore may not be able to ensure levels of quality manufacture suitable for our customers.

The revenues that Flextronics generates from our orders represent a relatively small percentage of Flextronics’ overall revenues. As a result, fulfilling our orders may not be considered a priority in the event Flextronics is constrained in its ability to fulfill all of its customer obligations in a timely manner. In addition, a substantial part of our manufacturing is done in Flextronics facilities which are located outside of the United States. We believe that the location of these facilities outside of the United States increases supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls.

If Flextronics or any of our other contract manufacturers were unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we would have to identify, qualify and select acceptable alternative contract manufacturers. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers, which in turn would reduce our revenues and harm our relationships with our customers.

We depend on sole source and limited source suppliers for key components and products. If we are unable to source these components on a timely basis, we will not be able to deliver our products to our customers.

We depend on sole source and limited source suppliers for key components of our products. For example, certain of our application-specific integrated circuits processors and resistor networks are purchased from sole source suppliers. We may from time to time enter into original equipment manufacturer, or OEM, or original design manufacturer, or ODM, agreements to manufacture and/or design certain products in order to enable us to offer products into key markets on an accelerated basis. For example, a third party assisted in the design of and manufactures our E5-100 platform family. Any of the sole source and limited source suppliers, OEMs and ODMs upon whom we rely could stop producing our components or products, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. We generally do not have long-term supply agreements with our suppliers, and our purchase volumes are currently too low for us to be considered a priority customer by most of our suppliers. As a result, most of these suppliers could stop selling to us at commercially reasonable prices, or at all. Any such interruption or delay may force us to seek similar components or products from alternative sources, which may not be available. Switching suppliers, OEMs or ODMs may require that we redesign our products to accommodate new components, and may potentially require us to re-qualify our products with our customers, which would be costly and time-consuming. Any interruption in the supply of sole source or limited source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher expenses and would harm our business.

If we fail to forecast our manufacturing requirements accurately and manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays and lose revenue.

We bear inventory risk under our contract manufacturing arrangements. Lead times for the materials and components that we order through our contract manufacturers vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our products are currently lengthy, requiring us or our contract manufacturers to order materials and components several months in advance of manufacture. If we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-down costs. Historically, we have reimbursed our primary contract manufacturer for inventory purchases when our inventory has been rendered obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by our suppliers, or in cases where inventory levels greatly exceed projected demand. If we experience excess inventory write-downs associated with excess or obsolete inventory, this would have an adverse effect on our gross margins, financial condition and results of operations. We have experienced unanticipated increases in demand from customers which resulted in delayed shipments and variable shipping patterns. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt manufacturing of our products and result in delays or cancellation of sales.

If we fail to comply with evolving industry standards, sales of our existing and future products would be adversely affected.

The markets for our products are characterized by a significant number of standards, both domestic and international, which are evolving as new technologies are deployed. Our products must comply with these standards in order to be widely marketable. In some cases, we are compelled to obtain certifications or authorizations before our products can be introduced, marketed or sold. In addition, our ability to expand our international operations and create international market demand for our products may be limited by regulations or standards adopted by other countries that may require us to redesign our existing products or develop new products suitable for sale in those countries. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, we may not be able to design our products to comply with evolving standards and regulations in the future. Accordingly, this ongoing evolution of standards may directly affect our ability to market or sell our products. Further, the cost of complying with the evolving standards and regulations, or the failure to obtain timely domestic or foreign regulatory approvals or certification such that we may not be able to sell our products where these standards or regulations apply, would result in lower revenues and lost market share.

We may be unable to successfully expand our international operations. In addition, our international expansion plans, if implemented, will subject us to a variety of risks that may harm our business.

We currently generate almost all of our sales from customers in North America and the Caribbean, and have very limited experience marketing, selling and supporting our products and services outside North America and the Caribbean or managing the administrative aspects of a worldwide operation. While we intend to expand our international operations, we may not be able to create or maintain international market demand for our products. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, financial condition and results of operations will suffer.

In the course of expanding our international operations and operating overseas, we will be subject to a variety of risks, including:

•	differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, custom duties or other trade restrictions;

•	greater difficulty supporting and localizing our products;

•	different or unique competitive pressures as a result of, among other things, the presence of local equipment suppliers;

•

challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, compensation and benefits and compliance programs;

•	limited or unfavorable intellectual property protection;

•	risk of change in international political or economic conditions; and

•	restrictions on the repatriation of earnings.

We may have difficulty managing our growth, which could limit our ability to increase sales.

We have experienced significant growth in sales and operations in recent years. We expect to continue to expand our research and development, sales, marketing and support activities. Our historical growth has placed, and planned future growth is expected to continue to place, significant demands on our management, as well as our financial and operational resources, to:

•	manage a larger organization;

•	expand our manufacturing and distribution capacity;

•	increase our sales and marketing efforts;

•	broaden our customer support capabilities;

•	implement appropriate operational and financial systems; and

•	maintain effective financial disclosure controls and procedures.

If we cannot grow, or fail to manage our growth effectively, we may not be able to execute our business strategies and our business, financial condition and results of operations would be adversely affected.

We may not be able to protect our intellectual property, which could impair our ability to compete effectively.*

We depend on certain proprietary technology for our success and ability to compete. As of March 27, 2010, we held 26 U.S. patents expiring between 2015 and 2028, and had 30 pending U.S. patent applications. Two of the U.S. patents are also covered by granted international patents, one in five countries and the other in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.

Despite our efforts to protect our proprietary rights, attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may be unable to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our intellectual property would be difficult for us. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could harm our business.

On December 28, 2009, we filed a lawsuit against Wi-LAN Inc., or Wi-LAN, of Ontario, Canada, in the federal court in the Northern District of California, seeking declaratory relief that we do not infringe U.S. Patents Nos. 5,956,323 and 6,763,019, allegedly owned by Wi-LAN. On March 22, 2010 Wi-LAN filed a motion to dismiss our lawsuit, or alternatively to transfer it to the Eastern District of Texas where, on April 1, 2010, Wi-LAN filed, a counterclaim alleging we infringed the ‘323 and ‘019 patents. That action by Wi-LAN seeks monetary and injunctive relief. We intend to vigorously pursue our lawsuit, oppose the motion to transfer it, and defend against all Wi-LAN claims and counterclaims. While we believe we have substantial and meritorious arguments and defenses, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty, and we are not currently able to estimate the loss, if any, that may result from the claims against us. If Wi-LAN is successful in obtaining injunctive relief, it could force us to stop or alter certain of our business activities.

We could become subject to litigation regarding intellectual property rights that could harm our business.

We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use some technologies in the future. Third parties may assert patent, copyright, trademark or other intellectual property rights to technologies or rights that are important to our business. Such claims may involve patent holding companies or other adverse patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence. We have received in the past and expect that in the future we may receive, particularly as a public company, communications from competitors and other companies alleging that we may be infringing their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property or threatening litigation. In addition, we have agreed, and may in the future agree, to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that our products infringe, or may infringe on, the proprietary rights of third parties, with or without merit, could be time-consuming, resulting in costly litigation and diverting the efforts of our engineering teams and management. These claims could also result in product shipment delays or require us to modify our products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all.

The quality of our support and services offerings is important to our customers, and if we fail to continue to offer high quality support and services we could lose customers which would harm our business.

Once our products are deployed within our customers’ networks, they depend on our support organization to resolve any issues relating to those products. A high level of support is critical for the successful marketing and sale of our products. If we do not effectively assist our customers in deploying our products, succeed in helping them quickly resolve post-deployment issues or provide effective ongoing support, it could adversely affect our ability to sell our products to existing customers and harm our reputation with potential new customers. As a result, our failure to maintain high quality support and services could result in the loss of customers which would harm our business.

Our products are highly technical and may contain undetected hardware errors or software bugs, which could harm our reputation and adversely affect our business.

Our products are highly technical and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, bugs or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers, and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customer goodwill and customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

Our estimates regarding future warranty obligations may change due to product failure rates, shipment volumes, field service obligations and rework costs incurred in correcting product failures. If our estimates change, the liability for warranty obligations may be increased, impacting future cost of goods sold.

Our products are highly complex, and our product development, manufacturing and integration testing may not be adequate to detect all defects, errors, failures and quality issues. Quality or performance problems for products covered under warranty could adversely impact our reputation and negatively affect our operating results and financial position. The development and production of new products with high complexity often involves problems with software, components and manufacturing methods. If significant warranty obligations arise due to reliability or quality issues arising from defects in software, faulty components or manufacturing methods, our operating results and financial position could be negatively impacted by:

•	cost associated with fixing software or hardware defects;

•	high service and warranty expenses;

•	high inventory obsolescence expense;

•	delays in collecting accounts receivable;

•	payment of liquidated damages for performance failures; and

•	declining sales to existing customers.

Our use of open source software could impose limitations on our ability to commercialize our products.

We incorporate open source software into our products. Although we closely monitor our use of open source software, the terms of many open source software licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to sell our products. In such event, we could be required to make our proprietary software generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could adversely affect our revenues and operating expenses.

If we are unable to obtain necessary third-party technology licenses, our ability to develop new products or product enhancements may be impaired.

While our current licenses of third-party technology relate to commercially available off-the-shelf technology, we may in the future be required to license additional technology from third parties to develop new products or product enhancements. These third-party licenses may be unavailable to us on commercially reasonable terms, if at all. Our inability to obtain necessary third-party licenses may force us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could harm the competitiveness of our products and result in lost revenues.

We may pursue acquisitions, which involve a number of risks. If we are unable to address and resolve these risks successfully, such acquisitions could disrupt our business.

In February 2006, we acquired Optical Solutions, Inc. in order to support the expansion of our product and service offerings. While we do not currently have plans to make an acquisition, we may in the future acquire businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. We have limited experience making such acquisitions. Any of these transactions could be material to our financial condition and results of operations. The anticipated benefit of acquisitions may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

•	diversion of management time and potential business disruptions;

•	expenses, distractions and potential claims resulting from acquisitions, whether or not they are completed;

•	retaining and integrating employees from any businesses we may acquire;

•	issuance of dilutive equity securities or incurrence of debt;

•	integrating various accounting, management, information, human resource and other systems to permit effective management;

•	incurring possible write-offs, impairment charges, contingent liabilities, amortization expense or write-offs of goodwill;

•	difficulties integrating and supporting acquired products or technologies;

•	unexpected capital expenditure requirements;

•	insufficient revenues to offset increased expenses associated with the acquisition;

•	opportunity costs associated with committing capital to such acquisitions; and

•	acquisition-related litigation.

Foreign acquisitions would involve risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operating problems. Our inability to address successfully such risks could disrupt our business.

Our obligation to issue performance bonds to satisfy requirements under RUS contracts may negatively impact our working capital and financial condition.

We are often required to issue performance bonds to satisfy requirements under our RUS contracts. The performance bonds generally cover the full amount of the RUS contract. Upon our performance under the contract and acceptance by the customer, the performance bond is released. The time period between issuing the performance bond and its release can be lengthy. We issue letters of credit under our existing credit facility to support these performance bonds. In the event we do not have sufficient capacity under our credit facility to support these bonds, we will have to issue certificates of deposit, which could materially impact our working capital or limit our ability to satisfy such contract requirements. In the event that we are unable to issue such bonds, we may lose business and customers who purchase under RUS contracts. In addition, if we exhaust our credit facility or working capital reserves in issuing such bonds, we may be required to eliminate or curtail expenditures to mitigate the impact on our working capital or financial condition.

Our use of and reliance upon development resources in China may expose us to unanticipated costs or liabilities.

We outsource a portion of our quality assurance and cost reduction engineering to a dedicated team of engineers based in Nanjing, China. We also outsource a portion of our software development to a team of software engineers based in Shenyang, China. Our reliance upon development resources in China may not enable us to achieve meaningful product cost reductions or greater resource efficiency. Further, our development efforts and other operations in China involve significant risks, including:

•	difficulty hiring and retaining appropriate engineering resources due to intense competition for such resources and resulting wage inflation;

•

the knowledge transfer related to our technology and exposure to misappropriation of intellectual property or confidential information, including information that is proprietary to us, our customers and third parties;

•	heightened exposure to changes in the economic, security and political conditions of China;

•	fluctuation in currency exchange rates and tax risks associated with international operations; and

•	development efforts that do not meet our requirements because of language, cultural or other differences associated with international operations, resulting in errors or delays.

Difficulties resulting from the factors above and other risks related to our operations in China could expose us to increased expense, impair our development efforts, harm our competitive position and damage our reputation.

Our customers are subject to government regulation, and changes in current or future laws or regulations that negatively impact our customers could harm our business.

The FCC has jurisdiction over all of our U.S. customers. FCC regulatory policies that create disincentives for investment in access network infrastructure or impact the competitive environment in which our customers operate may harm our business. For example, future FCC regulation affecting providers of broadband Internet access services could impede the penetration of our customers into certain markets or affect the prices they may charge in such markets. Furthermore, many of our customers are subject to FCC rate regulation of interstate telecommunications services, and are recipients of federal universal service fund payments, which are intended to subsidize telecommunications services in areas that are expensive to serve. In addition, many of our customers are subject to state regulation of intrastate telecommunications services, including rates for such services, and may also receive funding from state universal service funds. Changes in rate regulations or universal service funding rules, either at the federal or state level, could adversely affect our customers’ revenues and capital spending plans. In addition, various international regulatory bodies have jurisdiction over certain of our non-U.S. customers. Changes in these domestic and international standards, laws and regulations, or judgments in favor of plaintiffs in lawsuits against CSPs based on changed standards, laws and regulations could adversely affect the development of broadband networks and services. This, in turn, could directly or indirectly adversely impact the communications industry in which our customers operate. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, our business, financial condition and results of operations would suffer.

We may be subject to governmental export and import controls that could subject us to liability or impair our ability to compete in additional international markets.

Our products may be or become subject to U.S. export controls that will restrict our ability to export them outside of the free-trade zones covered by the North American Free Trade Agreement, Central American Free Trade Agreement and other treaties and laws. Therefore, future international shipments of our products may require export licenses or export license exceptions. In addition, the import laws of other countries may limit our ability to distribute our products, or our customers’ ability to buy and use our products, in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could negatively impact our ability to sell our products to existing or potential international customers.

If we lose any of our key personnel, or are unable to attract, train and retain qualified personnel, our ability to manage our business and continue our growth would be negatively impacted.

Our success depends, in large part, on the continued contributions of our key management, engineering, sales and marketing personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management or key technical or sales personnel is bound by a written employment contract to remain with us for a specified period. In addition, we do not currently maintain key man life insurance covering our key personnel. If we lose the services of any key personnel, our business, financial condition and results of operations may suffer.

Competition for skilled personnel, particularly those specializing in engineering and sales, is intense. We cannot be certain that we will be successful in attracting and retaining qualified personnel, or that newly hired personnel will function effectively, both individually and as a group. In particular, we must continue to expand our direct sales force, including hiring additional sales managers, to grow our customer base and increase sales. In addition, if we offer employment to personnel employed by competitors, we may become subject to claims of unfair hiring practices, and incur substantial costs in defending ourselves against these claims, regardless of their merits. If we are unable to effectively recruit, hire and utilize new employees, execution of our business strategy and our ability to react to changing market conditions may be impeded, and our business, financial condition and results of operations may suffer.

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key personnel. Our executive officers have become, or will soon become, vested in a substantial amount of shares of common stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results and financial condition will be harmed.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our operating results, our ability to operate our business and our stock price.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management does not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected.

We expect that we will be required to comply with Section 404 of the Sarbanes-Oxley Act in connection with our annual report on Form 10-K for the year ending December 31, 2011. We are expending significant resources in developing the necessary documentation and testing procedures required by Section 404. We cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner. In addition, if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

We incur significant increased costs as a result of operating as a public company, which may adversely affect our operating results and financial condition.

As a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements. We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the New York Stock Exchange. Furthermore, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and the New York Stock Exchange, would likely result in increased costs to us as we respond to their requirements. We are investing resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue generating activities to compliance activities.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of an investment in our common stock may decline.*

An active public market for our shares may not continue to develop or be sustained. Shares of our common stock were sold in our initial public offering in March 2010 at a price of $13.00 per share, and our common stock has subsequently traded as high as $18.00 and as low as $11.53. The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this prospectus and others such as:

•	quarterly variations in our results of operations or those of our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	our commencement of, or involvement in, litigation;

•	changes in governmental regulations or in the status of our regulatory approvals; and

•	a slowdown in the communications industry or the general economy.

In recent years, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following our initial public offering. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our directors, executive officers and principal stockholders and their respective affiliates will continue to have substantial influence over us and could delay or prevent a change in corporate control.*

As of March 27, 2010, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 58% of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares by existing stockholders could cause our stock price to decline.*

If our stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up and other legal restrictions on resale discussed in our Prospectus lapse on September 22, 2010, subject to extension, the trading price of our common stock could decline significantly and could decline below the initial public offering price. As of March 27, 2010, and factoring in the sale of an additional 949,339 shares of common stock pursuant to the underwriters’ option to purchase additional shares on April 8, 2010, we had outstanding 37,331,115 shares of common stock. Of these shares, 7.3 million shares are freely tradable, without restriction, in the public market. Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated may, in their sole discretion, permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements referenced in our Prospectus.

After the lock-up agreements expire on September 22, 2010, subject to extension, an additional 29.9 million shares will be eligible for sale in the public market. In addition, (i) the 4.5 million shares subject to restricted stock units, (ii) the 0.7 million shares subject to outstanding options under our 1997 Long-Term Incentive and Stock Option Plan, 2000 Stock Plan and 2002 Stock Plan, (iii) the 5.7 million shares reserved for future issuance under our 2010 Equity Incentive Award Plan and our Employee Stock Purchase Plan as of March 27, 2010 and (iv) the 0.7 million shares remaining available for issuance under our 2002 Stock Plan available for issuance under our 2010 Equity Incentive Award Plan as of March 27, 2010, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

We will continue to have broad discretion to determine how to use the funds raised in our recent initial public offering, and may use them in ways that may not enhance our operating results or the price of our common stock.*

Our management will continue to have broad discretion over the use of proceeds from our recent initial public offering, and we could spend the proceeds in ways our stockholders may not agree with or that do not yield a favorable return. We intend to use the net proceeds from the initial public offering for working capital, capital expenditures and other general corporate purposes. We may also use a portion of the net proceeds to repay our credit facility or acquire complementary businesses, products or technologies. We have not allocated the net proceeds from the initial public offering for any specific purposes. If we do not invest or apply the proceeds of the initial public offering in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.*

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. For a description of our capital stock, see the section of our Prospectus titled “Description of Capital Stock.”

We may be unable to raise additional capital to fund our future operations, and any future financings or acquisitions could result in substantial dilution to existing stockholders.

We may need to raise additional capital to fund operations in the future. There is no guarantee that we will be able to raise additional equity or debt funding when or if it is required. The terms of any financing, if available, could be unfavorable to us and our stockholders and could result in substantial dilution to the equity and voting interests of our stockholders. Any failure to obtain financing when and as required could force us to curtail our operations which would harm our business.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our credit facility restrict our ability to pay dividends. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

From January 1, 2010 to March 27, 2010, our employees exercised options to purchase 15,144 shares of our common stock pursuant to options issued under our 1997 Long-Term Incentive and Stock Option Plan and 2002 Stock Plan at an average purchase price of $0.98 per share for an aggregate purchase price of $14,827. These issuances were made under compensatory benefit plans in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

Use of Proceeds

On March 23, 2010, our registration statement on Form S-1 (File No. 333-163252) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 4,166,666 shares of common stock by us and the associated sale of 2,162,266 shares of common stock by selling stockholders and the additional sale pursuant to the underwriters’ over-allotment option for an additional 949,339 shares of common stock by us, at a public offering price of $13.00 per share. On March 26, 2010, we sold 4,166,666 shares of common stock, for an aggregate offering price of $54,166,658, and the selling stockholders sold 2,162,266 shares of common stock for an aggregate offering price of $28,109,458. As a result of the offering, we raised net proceeds from the offering of $46.2 million after deducting the underwriter’s discount and offering expenses payable by us.

The underwriters’ subsequently exercised their option to purchase additional shares and on April 8, 2010 we sold 949,339 shares of common stock, for an aggregate offering price of $12,341,407 and the offering has terminated. As a result of the underwriters’ exercise of their over-allotment option, we raised an additional $11.5 million in net proceeds after deducting the underwriter’s discount and offering expenses payable by us. The lead joint book runners were Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated and the joint book runners were Jefferies & Company, Inc. and UBS Securities LLC. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or direct or indirect payments to others.

There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 24, 2010.

On May 4, 2010, we used the net proceeds from the offering to pay down our outstanding term loan of $20.0 million with Silicon Valley Bank in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million. We currently expect to use a portion of the remaining net proceeds from the offering to fund research and development, sales and marketing activities and general and administrative expenses of approximately $25.0 million and capital expenditures of approximately $7.0 million.

In addition, we intend to use a portion of the remaining net proceeds from the offering for general corporate purposes, including financing our growth and working capital investments. We may also use a portion of the remaining net proceeds from the offering to acquire complementary businesses, products or technologies. However, we do not have agreements or commitments for any specific acquisitions at this time.

The amount and timing of what we actually spend for these purposes may vary significantly and will depend on a number of factors, including our future revenues and cash generated by operations and the other factors described under the caption “Risk Factors.” We may find it necessary or advisable to use portions of the proceeds for other purposes.

Pending any use, as described above, we plan to invest the net proceeds in a variety of capital preservation instruments, including short- and long-term interest-bearing obligations, direct or guaranteed obligations of the U.S. government, certificates of deposit and money market funds.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved].

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Calix, Inc.

3.2(2)	Amended and Restated Bylaws of Calix, Inc.

10.1(3)	Amendment dated March 8, 2010 to Amended and Restated Loan and Security Agreement, by and between Calix, Inc. and Silicon Valley Bank, dated August 21, 2009.

31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

(1)	Filed as Exhibit 3.3 to Amendment No. 7 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010, and incorporated herein by reference.
(2)	Filed as Exhibit 3.5 to Amendment No. 7 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 10.17 to Amendment No. 7 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Dated: May 6, 2010	By:	/s/ CARL RUSSO
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2010	By:	/s/ KELYN BRANNON-AHN
Kelyn Brannon-Ahn
Chief Financial and Operating Officer (Principal Financial Officer)