Form 10-Q
period 2010-06-26
CALIX, INC
filed 2010-07-23
CIK 1406666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

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

(707) 766-3000

(Registrant’s Telephone Number,

Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☐    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting Company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

As of July 19, 2010, 37,338,885 shares of the Registrant’s common stock, par value $0.025, were outstanding.

Calix, Inc.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALIX, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	June 26, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,721	$31,821
Marketable securities	77,166	36,228
Restricted cash	—	629
Accounts receivable, net	35,540	46,992
Inventory	24,943	18,556
Deferred cost of goods sold	15,846	16,468
Prepaids and other current assets	3,584	4,018

Total current assets	181,800	154,712
Property and equipment, net	11,818	11,293
Goodwill	65,576	65,576
Intangible assets, net	3,605	6,695
Other assets	2,416	2,840

Total assets	$265,215	$241,116

Liabilities, convertible redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$4,309	$14,635
Accrued liabilities	26,510	28,629
Preferred stock warrant liabilities	—	195
Current portion of loans payable	—	3,333
Deferred revenue	29,263	29,921

Total current liabilities	60,082	76,713
Loan payable	—	16,667
Long-term portion of deferred revenue	8,572	6,556
Other long-term liabilities	1,040	910

Total liabilities	69,694	100,846

Commitments and contingencies
Convertible preferred stock, $0.025 par value, issuable in series: no shares and 38,760 shares authorized at June 26, 2010 and December 31, 2009; no shares and 22,492 shares issued and outstanding at June 26, 2010 and December 31, 2009	—	479,628
Stockholders’ equity (deficit):
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of June 26, 2010 and December 31, 2009	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 37,339 and 4,087 shares issued and outstanding as of June 26, 2010 and December 31, 2009	933	102
Additional paid-in capital	600,157	52,739
Other comprehensive (loss)	(23)	(17)
Accumulated deficit	(405,546)	(392,182)

Total stockholders’ equity (deficit)	195,521	(339,358)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$265,215	$241,116

See notes to condensed financial statements.

CALIX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Revenue	$71,653	$47,842	$119,856	$84,988
Cost of revenue:
Products and services(1)	41,855	31,076	72,026	56,467
Amortization of existing technologies	1,360	1,360	2,720	2,720

Total cost of revenue	43,215	32,436	74,746	59,187

Gross profit	28,438	15,406	45,110	25,801
Operating expenses:
Research and development(1)	13,086	10,742	24,933	21,210
Sales and marketing(1)	10,184	7,988	18,606	15,197
General and administrative(1)	7,423	4,238	12,171	7,901
Amortization of intangible assets	185	185	370	370

Total operating expenses	30,878	23,153	56,080	44,678

Loss from operations	(2,440)	(7,747)	(10,970)	(18,877)
Other income (expense):
Interest income	103	27	177	106
Interest expense	(620)	(1,079)	(1,093)	(2,022)
Change in fair value of preferred stock warrants	—	95	(173)	95
Other income (expense)	(2)	40	9	104

Loss before provision for income taxes	(2,959)	(8,664)	(12,050)	(20,594)
Provision for income taxes	243	138	414	268

Net loss	(3,202)	(8,802)	(12,464)	(20,862)
Preferred stock dividends	—	—	900	652

Net loss attributable to common stockholders	$(3,202)	$(8,802)	$(13,364)	$(21,514)

Net loss per common share:
Basic and diluted	$(0.09)	$(2.18)	$(0.63)	$(5.34)

Weighted average number of shares used to compute net loss per share:
Basic and diluted	37,212	4,030	21,305	4,028

(1) Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Cost of revenue	$484	$168	$624	$347
Research and development	1,686	619	2,256	1,348
Sales and marketing	1,247	422	1,681	877
General and administrative	3,764	968	5,427	1,878

	$7,181	$2,177	$9,988	$4,450

See notes to condensed financial statements.

CALIX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 26, 2010	June 27, 2009
Operating activities
Net cash used in operating activities	$(200)	$(8,027)

Investing activities
Acquisition of property and equipment	(2,906)	(1,559)
Purchase of marketable securities	(56,567)	—
Sales and maturities of marketable securities	15,208	—

Net cash used in investing activities	(44,265)	(1,559)

Financing activities
Proceeds from initial public offering of common stock, net of issuance costs	57,293	—
Principal payments on loans	(20,000)	—
Proceeds from issuance of Series J preferred stock	—	34,258
Proceeds from exercise of stock options and warrants and other	72	10
Repurchase of common and preferred stock	—	(12)

Net cash provided by financing activities	37,365	34,256

Net increase (decrease) in cash and cash equivalents	(7,100)	24,670
Cash and cash equivalents at beginning of period	31,821	23,214

Cash and cash equivalents at end of period	$24,721	$47,884

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

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. This guidance does not change the units of accounting for the Company’s revenue transactions. The Company’s products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment and are deemed to be non-contingent deliverables. The Company provides

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

certain services at stated prices over a specified period of time and must meet specified performance conditions. As such, the Company has determined that its individual services are contingent deliverables. In addition, the Company provides specified packages of items considered a package arrangement which it also considers a contingent deliverable, and therefore the Company does not bill its customers until it has fully delivered the package. For multiple-element arrangements that include products and packages or services, the Company will first exclude the contingent revenue items and then allocates the remaining consideration to the non-contingent product deliverables on the basis of their relative selling price, which is currently BSP. To the extent that the stated contractual prices fall within the Company’s calculated range for BSP, it will allocate the consideration using the stated contractual prices. However, if the stated contractual price for any product deliverable is outside the range, the contractual prices will be adjusted using the midpoint price within its range in order to allocate arrangement consideration using the “relative selling price method.” Since the individual products and services meet the criteria for separate units of accounting, the Company will recognize revenue upon delivery of each product and/or services. Post-sales software support revenue and extended warranty services revenue is deferred and recognized ratably over the period during which the services are to be performed. Installation and training service arrangements are recognized upon delivery or completion of performance. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. Revenue from package arrangements are recognized upon full delivery of the package. In instances where substantive acceptance provisions are specified in the customer agreement, revenue is deferred until all acceptance criteria have been met. The Company’s arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

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

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For transactions entered into prior to the first quarter of fiscal 2010, the Company primarily recognized revenue based on software revenue recognition guidance prescribed in ASC Topic 985. As the Company is unable to establish VSOE for the Company’s products or installation services, the entire fee from arrangements involving multiple product deliverables were deferred and recognized upon delivery of all products. Revenue from products that were sold in combination with installation services was deferred and recognized upon delivery of all products and completion of the installation. In most circumstances when the Company was not able to determine VSOE for all of the deliverables of the arrangement, but was able to obtain VSOE for any undelivered elements, revenue was allocated using the residual method. Under the residual method, the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was allocated to the delivered items and recognized as revenue, and no revenue was recognized until all elements without VSOE had been delivered. If VSOE of any undelivered items did not exist, revenue from the entire arrangement was initially deferred and recognized at the earlier of: (i) delivery of those elements for which VSOE did not exist or (ii) when VSOE was established. Deferred revenue consisted of arrangements that had been partially delivered, contracts with the RUS that include installation services, special customer arrangements and ratably recognized services.

Contrary to its product and installation service sales, the Company has been able to establish VSOE for its’ training, post-sales software support and extended warranty services. Training courses are based on a daily rate per person and will vary according to the type of training class offered. Post-sales software support is offered for a one year term and the price is based on the number of customer subscriber lines. Extended warranty pricing is based on the type of product and is sold in 1 or 5 year durations. In substantially all of the arrangements with multiple deliverables pertaining to arrangements with these services, the Company has used and intends to continue using VSOE to determine the selling price for each deliverable. Consistent with its methodology under previous accounting guidance, the Company determines VSOE based on its normal pricing practices for these specific services when sold separately.

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

The Company regularly reviews VSOE, TPE and BSP and maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three and six months ended June 26, 2010 nor does the Company expect a material impact in the near term from changes in VSOE, TPE or BSP.

Revenue as reported and the Company’s estimate of the pro forma revenue that would have been reported during the three and six months ended June 26, 2010, if the transaction entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

	Three Months Ended June 26, 2010		Six Months Ended June 26, 2010
	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Revenue	$71,653	$66,288	$119,856	$108,035

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The new accounting standards for revenue recognition if applied in the same manner to the year ended December 31, 2009 would have resulted in additional revenues of $10.3 million for that fiscal year. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition may have a significant effect on revenue in periods after the initial adoption as the Company continues to market its products in multiple element arrangements.

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

Restricted Cash

Restricted cash consisted of certificates of deposit totaling $0.6 million as of December 31, 2009. These certificates of deposit were purchased to back performance bonds for the Company’s RUS-funded customer contracts. As of June 26, 2010, such certificates of deposit were no longer required to back performance bonds for the Company’s RUS-funded customer contracts and therefore there are no restricted cash balances at June 26, 2010.

Deferred Cost of Goods Sold

When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the criteria for immediate revenue recognition, the Company also defers the related inventory costs for the delivered items until all criteria are met for revenue recognition.

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company estimated the fair value of these warrants using the Black-Scholes option valuation model, which included the estimated fair market value of the underlying preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, and expected dividends on and expected volatility of the price of the underlying preferred stock. In the Company’s initial public offering, the remaining outstanding preferred stock warrants were automatically converted into warrants to purchase common stock. The Company recorded expense of $0.2 million during the three and six months ended June 26, 2010 to reflect changes in the estimated fair value of the remaining outstanding warrants and the Company recorded income of $0.01 million during the three and six months ended June 27, 2009. Such preferred stock warrants were converted to common stock warrants on March 26, 2010 due to the Company’s initial public offering and will no longer require revaluation in future periods.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. This ASU updates the FASB Accounting Standards CodificationTM for the SEC Staff Announcement, Accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. This announcement provides guidance on the accounting effect, if any, that arises from the different signing dates between the Health Care and Education Reconciliation Act of 2010, a reconciliation bill that amends the Patient Protection and Affordable Care Act (collectively the “Acts”). Recently, questions have arisen about whether and how the different signing dates will affect the accounting for these two Acts for that limited number of registrants with a period end that falls between the two signing dates. The Company does not believe this will impact its financial statements at this time.

In January 2010, the FASB issued an update to ASC Topic 820, Fair Value Measurements and Disclosures, related to the disclosures for transfers in and out of Levels 1 and 2 fair value measurements and the activity in Level 3 fair value measurements. The amendment recommends a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Further, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number). Also, the amendment requires clarification in existing disclosures for disaggregation of fair value measurement disclosures for each class of assets and liabilities and disclosures about inputs and valuation techniques. The effective date is for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted all the amended provisions of ASC Topic 820 in the first quarter of 2010. There was no impact from adoption of this amendment to ASC Topic 820 to the Company’s financial statements.

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	June 26, 2010	December 31, 2009
Cash and Cash equivalents:
Cash	$6,813	$14,626
Money market funds	17,908	17,195

Total cash and cash equivalents	24,721	31,821
Marketable securities:
Corporate debt securities	34,673	14,669
U.S. government sponsored entity bonds & discount notes	17,705	10,471
Commercial paper	18,889	5,195
Certificates of deposit	3,400	3,401
U.S. treasury bills	2,499	2,492

Total marketable securities	77,166	36,228

Total cash, cash equivalents and marketable securities	$101,887	$68,049

The following tables summarize the unrealized gains and losses related to the Company’s investments in cash equivalents and marketable securities designated as available-for-sale as follows (in thousands):

As of June 26, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$34,708	$20	$(55)	$34,673
U.S. government sponsored entity bonds & discount notes	17,695	10	—	17,705
Commercial paper	18,889	—	—	18,889
Certificates of deposit	3,400	—	—	3,400
U.S. treasury bills	2,497	2	—	2,499

Total	$77,189	$32	$(55)	$77,166

Due within one year	$71,184	$23	$(52)	$71,155
Due between one and two years	6,005	9	(3)	6,011

Total	$77,189	$32	$(55)	$77,166

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$14,677	$12	$(20)	$14,669
U.S. government sponsored entity bonds	10,480	—	(9)	10,471
Commercial paper	5,195	—	—	5,195
Certificates of deposit	3,401	—	—	3,401
U.S. treasury bills	2,492	—	—	2,492

Total	$36,245	$12	$(29)	$36,228

As of June 26, 2010 and December 31, 2009 gross unrealized gains and losses on the Company’s investments were due to changes in market conditions that caused interest rates to fluctuate. The Company reviews investments held with unrealized losses to determine if the loss is other-than-temporary. The Company determined that it has the ability and intent to hold these investments for a period of time sufficient for a recovery of fair market value and does not consider the investments to be other-than-temporarily impaired for all periods presented. In addition, the Company did not experience any significant realized gains or losses on its investments through June 26, 2010. The Company’s money market funds maintained a net asset value of $1.00 for all periods presented. Net unrealized gains/losses are recorded to other comprehensive income (loss) in the Company’s condensed balance sheets.

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Balance Sheet Details

Accounts receivable, net consisted of the following (in thousands):

	June 26, 2010	December 31, 2009
Accounts receivable	$36,864	$49,199
Allowance for doubtful accounts	(775)	(1,008)
Product return reserve	(549)	(1,199)

Accounts receivable, net	$35,540	$46,992

Property and equipment, net, consisted of the following (in thousands):

	June 26, 2010	December 31, 2009
Computer equipment and purchased software	$22,873	$21,756
Test equipment	23,789	22,134
Furnitures and fixtures	1,308	1,208
Leasehold improvements	2,839	2,815

Total	50,809	47,913
Accumulated depreciation	(38,991)	(36,620)

Property and equipment, net	$11,818	$11,293

Accrued liabilities consisted of the following (in thousands):

	June 26, 2010	December 31, 2009
Accrued compensation and related benefits	$7,936	$7,922
Accrued customer rebates	6,512	8,958
Accrued warranty	4,491	4,213
Accrued professional and consulting fees	3,493	2,978
Accrued excess and obsolete inventory at contract manufacturer	1,067	1,054
Sales and use tax payable	539	631
Other	2,472	2,873

Total accrued liabilities	$26,510	$28,629

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

Activity related to the product warranty is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Balance at beginning of period	$4,585	$2,945	$4,213	$3,375
Warranty charged to cost of revenue	1,187	1,181	2,540	1,784
Utilization of warranty	(1,281)	(1,262)	(2,262)	(2,295)

Total accrued warranty	$4,491	$2,864	$4,491	$2,864

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

As of June 26, 2010 and December 31, 2009, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

As of June 26, 2010	Level 1	Level 2	Total
Money market funds	$15,408	$—	$15,408
Marketable securities	—	79,666	79,666

Total	$15,408	$79,666	$95,074

As of December 31, 2009
Money market funds	$17,195	$—	$17,195
Marketable securities	—	36,228	36,228

Total	$17,195	$36,228	$53,423

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Numerator:
Net loss applicable to common stockholders	$(3,202)	$(8,802)	$(13,364)	$(21,514)

Denominator:
Weighted-average common shares outstanding	37,212	4,030	21,305	4,028

Basic and diluted net loss per share	$(0.09)	$(2.18)	$(0.63)	$(5.34)

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As the Company incurred net losses in the periods presented, the following table displays the Company’s other outstanding common stock equivalents that were excluded from the computation of diluted net loss per share, as the effect of including them would have been anti-dilutive (in thousands):

	Six Months Ended
	June 26, 2010	June 27, 2009
Stock options	762	3,823
Restricted stock units	4,575	—
Common stock warrants	69	11
Convertible preferred stock	14,057	20,460
Convertible preferred stock warrants	—	51

8. Loans Payable

In August 2008, the Company entered into a loan and security agreement, as amended, with Silicon Valley Bank, which provided for a revolving credit facility of $20.0 million based upon a total of 80% of eligible accounts receivable. In August 2009, the Company entered into an amended and restated loan and security agreement, or loan agreement, with Silicon Valley Bank, which provided for a term loan of $20.0 million and a revolving credit facility of $30.0 million based upon a similar percentage of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services. Nonrefundable loan fees in connection with this agreement are being amortized to interest expense over the term of the loan and security agreement. As of December 31, 2009, $20.0 million was outstanding under the term loan and there were no outstanding borrowings under the revolving credit facility. In addition, the Company had outstanding letters of credit totaling $2.4 million as of December 31, 2009. The term loan as of December 31, 2009 bears interest at 7.75%, which is set at 6-month LIBOR (with a floor of 1.25%) plus a 6.50% margin. The loan agreement was secured by all assets of the Company, including intellectual property. On May 4, 2010, the Company paid in its entirety the outstanding loan payable with Silicon Valley Bank of $20.0 million including outstanding accrued interest and prepayment penalties of $0.4 million. As of June 26, 2010, there were no outstanding borrowings under the revolving credit facility. The Company had outstanding letters of credit totaling $2.9 million as of June 26, 2010.

9. Stockholders’ Equity (Deficit)

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

On March 26, 2010, the Company completed its initial public offering in which 4,166,666 shares of common stock were sold by the Company and 2,162,266 shares of common stock were sold by existing stockholders at a public offering price of $13.00 per share. Gross proceeds of $54.2 million from the sale of 4,166,666 shares of common stock by the Company were reduced by issuance costs of $4.6 million and underwriters fees of $3.8 million.

On April 8, 2010, the Company issued and sold 949,339 shares of common stock resulting from the exercise of the underwriters’ option to purchase common shares associated with the Company’s initial public offering. This sale resulted in gross proceeds of $12.3 million based on an initial public offering price of $13.00 per share of common stock. Proceeds to the Company were $11.5 million which were net of underwriters’ discount and offering expenses payable by the Company of approximately $0.8 million.

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Preferred Stock

The board of directors has the authority, without action by its stockholders with the exception of stockholders who hold board positions, to designate and issue up to 5 million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. Subsequent to the Company’s initial public offering and the conversion of all preferred stock outstanding at that date, the board of directors has not designated any rights, preference or powers of any preferred stock and no shares of preferred stock have been issued

Adoption of Equity Stock Award Plans

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

Stock Based Compensation

Stock-based compensation expense associated with stock options and restricted stock units (RSUs) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. Total stock-based compensation expense of $7.2 million and $2.2 million was recorded during the three months ended June 26, 2010 and June 27, 2009, respectively, and $10.0 million and $4.5 million was recorded during the six months ended June 26, 2010 and June 27, 2009, respectively.

Stock Options

The Company estimates the fair value of stock options in accordance with ASC Topic 718. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Expected volatility	50%	70%	50%	70%
Expected life (years)	6.25	6.25	6.25	6.25
Expected dividend yield	—	—	—	—
Risk free interest rate	2.70%	1.79%	2.71%	1.79%

The Company’s computation of expected volatility for the three and six months ended June 26, 2010 and June 27, 2009 is based on the Company’s peer-group of similar companies. The Company’s computation of expected term in the three and six months ended June 26, 2010 and June 27, 2009 utilizes the simplified method in accordance with SAB 110. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. Thus, the Company applies an estimated forfeiture rate based on actual forfeiture experience. The Company recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

As of June 26, 2010, unrecognized stock-based compensation expense related to stock options of $1.4 million was expected to be recognized over a weighted-average period of 3.2 years.

CALIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units

In September 2009, the Company began to grant RSUs to eligible employees, executives and outside directors. Each RSU represents a right to receive one share of the Company’s common stock (subject to adjustment for certain specified changes in the capital structure of the Company) upon the completion of a specific period of continued service.

The Company values the RSUs at fair value or the market price of the Company’s common stock on the date of grant. The Company recognizes non-cash compensation expense for the fair values of these RSUs on a straight-line basis over the requisite service period of these awards.

The weighted-average grant date fair value of RSUs granted during the six months ended June 26, 2010 was $13.79. As of June 26, 2010, unrecognized stock-based compensation expense related to non-vested RSUs of $28.9 million was expected to be recognized over a weighted-average period of 0.7 years. The increased stock-based non-cash compensation expense was the result of employee stock options exchanged for RSUs in the third quarter of 2009 which began amortizing upon our initial public offering in March of 2010 and will amortize through April of 2011.

10. Income Taxes

The Company’s provision for income taxes is based on an estimated annual effective tax rate in compliance with FASB ASC 740, Accounting for Income Taxes and FASB ASC 270, Interim Financial Reporting. Significant components affecting the tax rate include various state and alternative minimum taxes and the utilization of losses carried forward.

Statement of Financial Accounting Standards ASC 740, Accounting for Income Taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has established and continues to maintain a full valuation allowance against the Company’s deferred tax assets as the Company does not believe that realization of those asserts is more likely than not.

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

Overview

We are a leading provider in North America of broadband communications access systems and software for copper- and fiber- based network architectures that enable communications service providers, or CSPs, to connect to their residential and business subscribers. We develop and sell carrier-class hardware and software products, which we refer to as our Unified Access Infrastructure portfolio, designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively. Our Unified Access Infrastructure portfolio consists of our two core platforms, our C-Series multiservice, multiprotocol access platform, or C-Series platform, and our E-Series Ethernet service access platforms, or E-Series platforms, along with our complementary P-Series optical network terminals, or ONTs, and our Calix Management System, or CMS, network management software. We also offer installation, training, post-sales software support and extended warranty services. To date, service revenue has comprised an insignificant portion of our revenue.

Our revenue has increased to $71.7 million and $119.9 million for the three and six months ended June 26, 2010, respectively, from $47.8 million and $85.0 million for the three and six months ended June 27, 2009, respectively. Continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, those customers in the large CSP and international markets. Since our inception we have incurred significant losses, and as of June 26, 2010, we had an accumulated deficit of $405.5 million. Our net loss was $3.2 million and $12.5 million for the three and six months ended June 26, 2010, respectively. Our net loss was $8.8 million and $20.9 million for the three and six months ended June 27, 2009, respectively.

Basis of Presentation

Revenue

We derive our revenue primarily from sales of our hardware products and related software. We generally recognize revenue after products have been delivered and accepted, and title has been transferred to the customer. In certain cases, our products are sold along with services, which include installation, training, post-sales software support and/or extended warranty services. To date, service revenue has comprised an insignificant portion of our revenue, and we have not reported service revenue separately from product revenue in our financial statements. As of June 26, 2010, our revenue deferrals, related to partially delivered arrangements that were entered into prior to January 1, 2010, and RUS contracts that include installation services, special customer arrangements and ratably recognized services totaled $27.3 million. Where substantive acceptance provisions are specified in an arrangement or extended return rights exist, revenue is deferred until all acceptance criteria have been met or the extended return rights expire. The timing of deferred revenue recognition may cause significant fluctuations in our revenue and operating results from period to period.

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

Other Income (Expense), Net

Other income (expense), net primarily includes interest expense on our outstanding loans and interest income on our cash and investment balances. In addition, other income (expense), net includes adjustments to record our convertible preferred stock warrants at fair value. These convertible preferred stock warrants were converted into common stock warrants upon the closing of our initial public offering on March 26, 2010. Although an adjustment was recorded in the three months ended March 27, 2010, no such adjustment was made in the three months ended June 26, 2010 and no further adjustments will be made in future periods. Further, on May 4, 2010, we paid in its entirety our outstanding term loan of $20.0 million including outstanding accrued interest and prepayment penalties of $0.4 million.

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

On January 1, 2010, we early adopted the new accounting standard for multiple deliverable revenue arrangements (ASC Topic 605-25), on a prospective basis, related to allocating revenue in a multiple deliverable arrangement as described more fully below. Other than the adoption of ASC Topic 605-25, there have been no significant changes in our significant accounting policies during the six months ended June 26, 2010 as compared to the significant accounting policies described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 24, 2010.

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

We elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. This guidance does not change the units of accounting for our revenue transactions. Our products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment and are deemed to be non-contingent deliverables. We provide certain services at stated prices over a specified period of time and must meet specified performance conditions. As such, we have determined that our individual services are contingent deliverables. In addition, we provide specified packages of items considered a package arrangement which we also consider a contingent deliverable, and therefore we do not bill our customers until we have fully delivered the package. For multiple-element arrangements that include products and packages or services, we will first exclude the contingent revenue items and then allocate the remaining consideration to the non-contingent product deliverables on the basis of their relative selling price, which is currently BSP. To the extent that the stated contractual prices fall within our calculated range for BSP, we will allocate the consideration using the stated contractual prices. However, if the stated contractual price for any product deliverable is outside the range, the contractual prices will be adjusted using the midpoint price within its range in order to allocate arrangement consideration using the “relative selling price method.” Since the individual products and services meet the criteria for separate units of accounting, we will recognize revenue upon delivery of each product and/or services. Post-sales software support revenue and extended warranty services revenue is deferred and recognized ratably over the period during which the services are to be performed. Installation and training service arrangements are recognized upon delivery or completion of performance. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. Revenue from package arrangements are recognized upon full delivery of the package. In instances where substantive acceptance provisions are specified in the customer agreement, revenue is deferred until all acceptance criteria have been met. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

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

Contrary to our product and installation service sales, we have been able to establish VSOE for our training, post-sales software support and extended warranty services. Training courses are based on a daily rate per person and will vary according to the type of training class offered. Post-sales software support is offered for a one year term and the price is based on the number of customer subscriber lines. Extended warranty pricing is based on the type of product and is sold in 1 or 5 year durations. In substantially all of the arrangements with multiple deliverables pertaining to arrangements with these services, we have used and intend to continue using VSOE to allocate the selling price to each deliverable. Consistent with its methodology under previous accounting guidance, we determine VSOE based on our normal pricing practices for these specific services when sold separately.

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

We regularly review VSOE, TPE and BSP and maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the three and six months ended June 26, 2010 nor do we expect a material impact in the near term from changes in VSOE, TPE or BSP.

Revenue as reported and our estimate of the pro forma revenue that would have been reported during the three and six months ended June 26, 2010, if the transaction entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

	Three Months Ended June 26, 2010		Six Months Ended June 26, 2010
	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Revenue	$71,653	$66,288	$119,856	$108,035

The new accounting standards for revenue recognition if applied in the same manner to the year ended December 31, 2009 would have resulted in additional revenues of $10.3 million for that fiscal year. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition may have a significant effect on revenue in periods after the initial adoption as we continue to market our products in multiple element arrangements.

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

During the three and six months ended June 26, 2010, we recorded stock-based compensation of $7.2 million and $10.0 million, respectively, and for the three and six months ended June 27, 2009, we recorded stock-based compensation of $2.2 million and $4.5 million. At June 26, 2010, we had $1.4 million of total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of approximately 3.2 years. At June 26, 2010, we had $28.9 million of total unrecognized compensation cost related to unvested restricted stock units, or RSUs, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of approximately 0.7 years. To the extent that the actual forfeiture rate is different than what we have anticipated, stock-based compensation related to these awards will be adjusted in future periods. The increased stock-based non-cash compensation expense was the result of employee stock options exchanged for RSUs in the third quarter of 2009 which began amortizing upon our initial public offering in March of 2010 and will amortize through April of 2011.

Results of Operations

Comparison of Three and Six Months Ended June 26, 2010 and June 27, 2009

Revenue

The following table sets forth our revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 26, 2010	June 27, 2009	Variance in Dollars	Variance in Percent	June 26, 2010	June 27, 2009	Variance in Dollars	Variance in Percent
Revenue	$71,653	$47,842	$23,811	49.8%	$119,856	$84,988	$34,868	41.0%

Our revenue is principally derived in the United States. During the three months ended June 26, 2010 and June 27, 2009, revenue generated in the United States represented approximately 92% and 84% of revenue, respectively. During the six months ended June 26, 2010 and June 27, 2009, revenue generated in the United States represented approximately 91% and 89% of revenue, respectively.

Revenues increased during the second quarter and first six months of fiscal 2010 compared with the corresponding periods of fiscal 2009, primarily due to an increase in shipment volume. Furthermore, the second quarter of 2009 was impacted negatively by the uncertainty surrounding the Broadband Stimulus initiative and the overall macroeconomic environment. In addition, a change in our methodology for recognizing revenue on multiple-element arrangements allowed us to recognize revenue on partial shipments in 2010. On January 1, 2010, we adopted the guidance of ASC Topic 605-25 which permits us to recognize revenue on multiple-element arrangements for those elements that have been delivered. In periods prior to January 1, 2010, we had deferred such arrangements until all elements had been delivered because we had not established vendor specific objective evidence of fair value for most of our products.

Cost of Revenue and Gross Profit

The following table sets forth our costs of revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 26, 2010	June 27, 2009	Variance in Dollars	Variance in Percent	June 26, 2010	June 27, 2009	Variance in Dollars	Variance in Percent
Cost of revenue:
Products and services	$41,855	$31,076	$10,779	34.7%	$72,026	$56,467	$15,559	27.6%
Amortization of existing technologies	1,360	1,360	—	—	2,720	2,720	—	—

Total cost of revenue	43,215	32,436	10,779	33.2%	74,746	59,187	15,559	26.3%

Gross profit	$28,438	$15,406	$13,032	84.6%	$45,110	$25,801	$19,309	74.8%

Gross margin	39.7%	32.2%			37.6%	30.4%

Cost of revenues increased during the second quarter and first six months of fiscal 2010 compared with the corresponding periods of fiscal 2009, primarily due to an increase in revenues recognized during this period. Gross margins increased during the second quarter and first six months of fiscal 2010 compared with the corresponding periods of fiscal 2009, primarily the result of cost reductions in raw materials, product and customer mix and leveraging our fixed costs over our higher revenue base.

Operating Expenses

Research and Development Expenses

The following table sets forth our research and development expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 26, 2010	June 27, 2009	Variance in Dollars	Variance in Percent	June 26, 2010	June 27, 2009	Variance in Dollars	Variance in Percent
Research and development	$13,086	$10,742	$2,344	21.8%	$24,933	$21,210	$3,723	17.6%
Percent of total revenue	18.3%	22.5%			20.8%	25.0%

Research and development expenses increased during the second quarter and first six months of fiscal 2010 compared with the corresponding periods in fiscal 2009, primarily due to an increase in payroll and related costs of $1.8 million and $2.3 million, respectively, mostly attributable to increased stock-based non-cash compensation, and an increase in headcount. The impact of cost cutting efforts in the first quarter of 2009 such as mandatory vacations that did not reoccur in the first six months of fiscal 2010 also contributed to the increase in payroll and related costs. Further, during the second quarter and first six months of fiscal 2010 compared with the corresponding periods in fiscal 2009, we had an increase in spending on consulting expenses of $0.4 million and $0.8 million, respectively, an increase in prototype expenses of $0.1 million and $0.5 million, respectively, and an increase in facility related expenses of $0.1 million and $0.2 million, respectively. We plan to continue investing in new products and to innovate with our development organization in 2010. The increased stock-based non-cash compensation expense was the result of employee stock options exchanged for RSUs in the third quarter of 2009 which began amortizing upon our initial public offering in March of 2010 and will amortize through April of 2011.

Sales and Marketing Expenses

The following table sets forth our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 26, 2010	June 27, 2009	Variance in Dollars	Variance in Percent	June 26, 2010	June 27, 2009	Variance in Dollars	Variance in Percent
Sales and marketing	$10,184	$7,988	$2,196	27.5%	$18,606	$15,197	$3,409	22.4%
Percent of total revenue	14.2%	16.7%			15.5%	17.9%

Sales and marketing expenses increased during the second quarter and first six months of fiscal 2010 compared with the corresponding periods in fiscal 2009, primarily due to an increase in payroll and related costs of $2.1 million during the second quarter of 2010 and $3.1 million in the first six months of 2010 This is largely attributable to increased stock-based non-cash compensation, increased headcount, higher commissions on increased bookings, and an increase in travel related expenses. Another factor contributing to the increase in sales and marketing expenses include mandatory vacations taken in the first quarter of fiscal 2009 which were not mandatory in 2010. Higher advertising costs of $0.2 million for the first six months of fiscal 2010 compared with the corresponding period in fiscal 2009 also contributed to the increase in sales and marketing expenses. The increase in stock-based non-cash compensation expense was due to employee stock options exchanged for RSUs in the third quarter of 2009 which began amortizing upon our initial public offering in March of 2010 and will amortize through April of 2011.

General and Administrative Expenses

The following table sets forth our general and administrative expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 26, 2010	June 27, 2009	Variance in Dollars	Variance in Percent	June 26, 2010	June 27, 2009	Variance in Dollars	Variance in Percent
General and administrative	$7,423	$4,238	$3,185	75.2%	$12,171	$7,901	$4,270	54.0%
Percent of total revenue	10.4%	8.9%			10.2%	9.3%

General and administrative expenses increased during the second quarter and first six months of fiscal 2010 compared with the corresponding periods in fiscal 2009, primarily due to an increase in payroll and related costs of $3.0 million and $4.3 million, respectively, mostly attributable to increased stock-based non-cash compensation and, to a lesser degree increased headcount. Additionally, we had an increase in consulting and professional services expenses of $0.6 million in the second quarter of 2010 and $0.9 million in the first six months of 2010 and an increase in insurance costs for our directors and officers of $0.2 million in the second quarter of 2010 and $0.3 million in the first six months of 2010, partially offset by a decrease in bad debt expense of $0.5 million and $0.9 million, respectively. The increased stock-based non-cash compensation expense was due to employee stock options exchanged for RSUs in the third quarter of 2009 which began amortizing upon our initial public offering in March of 2010 and will amortize through April of 2011. Non-cash compensation related to restricted stock units granted to one of our executives in the fourth quarter of 2009 will amortize through the end of fiscal 2013.

Amortization of Intangible Assets

The following table sets forth our amortization of intangible asset expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 26, 2010	June 27, 2009	Variance in Dollars	Variance in Percent	June 26, 2010	June 27, 2009	Variance in Dollars	Variance in Percent
Amortization of intangible assets	$185	$185	—	—	$370	$370	—	—

In connection with the acquisition of OSI, $32.6 million of the total purchase price was allocated to amortizable intangible assets, which included customer contracts and lists and purchase order backlog. In addition, $1.4 million for each of the three months ended June 26, 2010 and June 27, 2009, and $2.8 million in each of the six months ended June 26, 2010 and June 27, 2009, related to the amortization of existing technology in connection with the acquisition of OSI was classified as cost of revenue in our financial statements.

Other Income (Expense)

The following table sets forth our other income (expense) (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 26, 2010	June 27, 2009	Variance in Dollars	Variance in Percent	June 26, 2010	June 27, 2009	Variance in Dollars	Variance in Percent
Interest income	$103	$27	$76	281.5%	$177	$106	$71	67.0%
Interest expense	(620)	(1,079)	(459)	(42.5)%	(1,093)	(2,022)	(929)	45.9%
Change in fair value of preferred stock warrants	—	95	(95)	100.0%	(173)	95	(268)	282.1%
Other income (expense)	(2)	40	(42)	105.0%	9	104	(95)	91.3%

Total other income (expense)	$(519)	$(917)			$(1,080)	$(1,717)

The decrease in other expense in the second quarter and first six months of fiscal 2010 compared with the corresponding periods of fiscal 2009 was primarily due to lower average interest rate of debt in place during the first six months of fiscal 2010 compared with the corresponding periods of fiscal 2009. Such higher interest rate debt held in the first six months of 2009 was retired in the third quarter of 2009 and replaced with new debt which was carried through May 4, 2010 at which time it was paid down in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million.

The expense resulting from the change in the fair value of preferred stock warrants in the first six months of fiscal 2010 was recorded in the first quarter of 2010. Such preferred stock warrants were converted to common stock warrants at the end of the first quarter of 2010 due to our initial public offering and will no longer require revaluation in future periods.

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

Liquidity and Capital Resources

	Six Months Ended
	June 26, 2010	June 27, 2009
	(in thousands)
Net cash used in operating activities	$(200)	$(8,027)
Net cash used in investing activities	(44,265)	(1,559)
Net cash provided by financing activities	37,365	34,256

At June 26, 2010, we had cash, cash equivalents and marketable securities of $101.9 million, which primarily consisted of money market mutual funds and highly liquid debt instruments held at major financial institutions. Since inception, we financed our operations primarily through private sales of equity and from borrowings under credit facilities. In our initial public offering we raised net proceeds of approximately $57.3 million. On May 4, 2010, we paid down our outstanding term loan of $20.0 million with Silicon Valley Bank in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million.

Operating Activities

In the six months ended June 26, 2010, we used $0.2 million in cash from operating activities, which consisted of our net loss of $12.5 million, offset by non-cash charges of $16.1 million. Cash outflows from changes in operating assets and liabilities included a decrease in accounts payables and accrued liabilities of $12.3 million primarily due to the timing of payments to suppliers, and an increase in inventory of $6.4 million as we build our inventories in anticipation of higher shipment volumes in future periods, offset by a decrease in accounts receivable of $11.5 million from lower shipments in the second quarter of 2010 compared to the fourth quarter of 2009.

In the six months ended June 27, 2009, we used $8.0 million in cash from operating activities, which consisted of our net loss of $20.1 million, offset by non-cash charges of $10.1 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $9.0 million mainly related to an increase in contingent deliverables to customers, a decrease in inventory of $5.9 million primarily due to lower shipment volume and reduced inventory purchases, and a decrease in restricted cash resulting from the termination of performance bonds collateralized by certificates of deposit with our bank. This was offset by a decrease in accounts payable of $10.2 million due to accelerated payment terms with our primary inventory supplier and lower inventory purchases resulting from shipment volumes, an increase in deferred cost of revenues related to an increase in contingent deliverables to customers, an increase in accounts receivable of $2.0 million resulting from the timing of customer payments and a decrease in accrued liabilities of $1.7 million primarily due to a customer redeeming a rebate provided for in prior product purchases.

Investing Activities

Our cash used in investing activities in the six months ended June 26, 2010 consisted of capital expenditures of $2.9 million, the purchase of marketable securities of $56.6 million, which primarily included highly liquid debt instruments and certificates of deposit, offset by sales and maturities of marketable securities of $15.2 million.

Our cash used in investing activities in the six months ended June 27, 2009 consisted of the purchase of property and equipment of $1.6 million which primarily consisted of computer and test equipment.

Financing Activities

Our financing activities provided cash of $37.4 million in the six months ended June 26, 2010, which primarily consisted of net proceeds of $57.3 million from our IPO offset by the repayment of a term loan of $20.0 million. On May 4, 2010, we paid the outstanding loan payable to Silicon Valley Bank of $20.0 million in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million.

Our financing activities provided cash of $34.3 million in the six months ended June 27, 2009, which primarily consisted of net proceeds of $34.3 million from the issuance of Series J preferred stock. This preferred stock was converted into shares of common stock upon our initial public offering.

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

We believe based on our current operating plan, our existing cash, cash equivalents and marketable securities and existing amounts available under our revolving line will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be harmed.

Contractual Obligations and Commitments

During the six months ended June 26, 2010, there were no material changes to our contractual obligation and commitment disclosures as set forth under the caption, “Contractual Obligations and Commitments” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 24, 2010 for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

As of June 26, 2010 and December 31, 2009, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. This ASU updates the FASB Accounting Standards CodificationTM for the SEC Staff Announcement, Accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. This announcement provides guidance on the accounting effect, if any, that arises from the different signing dates between the Health Care and Education Reconciliation Act of 2010, a reconciliation bill that amends the Patient Protection and Affordable Care Act (collectively the “Acts”). Recently, questions have arisen about whether and how the different signing dates will affect the accounting for these two Acts for that limited number of registrants with a period end that falls between the two signing dates. We do not believe this will impact our financial statements at this time.

In January 2010, the FASB issued an update to ASC Topic 820, Fair Value Measurements and Disclosures, related to the disclosures for transfers in and out of Levels 1 and 2 fair value measurements and the activity in Level 3 fair value measurements. The amendment recommends a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Further, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number). Also, the amendment requires clarification in existing disclosures for disaggregation of fair value measurement disclosures for each class of assets and liabilities and disclosures about inputs and valuation techniques. The effective date is for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have adopted all the amended provisions of ASC Topic 820 in the first quarter of 2010. There was no impact from adoption of this amendment to ASC Topic 820 to our financial statements and related footnote disclosures.

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

Our exposure to interest rates also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. Any outstanding borrowings under our term loan and line of credit bear a variable rate of interest based upon the applicable Libor or prime rate and is adjusted monthly based upon changes in the Federal Reserve’s prime rate. On May 4, 2010, we paid down our outstanding term loan of $20.0 million, which bore interest at LIBOR (not less than 1.25%) plus 6.50%, in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million. As of June 26, 2010, we had no term loans outstanding.

Foreign Currency Risk

Our sales contracts and vendor payables are primarily denominated in U.S. dollars and, therefore, the majority of our revenues and operating expenses are not subject to foreign currency risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 26, 2010, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

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

We have experienced net losses in each year of our existence. For the six months ended June 26, 2010 and June 27, 2009, we incurred net losses of $12.5 million and $20.9 million, respectively. As of June 26, 2010, we had an accumulated deficit of $405.5 million.

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

Demand for our products depends on the magnitude and timing of capital spending by CSPs as they construct, expand and upgrade their access networks. For the six months ended June 26, 2010, CenturyLink, Inc., which we refer to as CenturyLink, purchased a significant amount of our access systems and software. However, we cannot anticipate the level of CenturyLink’s purchases in the future. In April 2010, CenturyLink announced their pending merger with Qwest Communications. If the pending merger is approved, this could create uncertainty for us as to whether we will be chosen as a preferred network equipment vendor for the combined company. In addition, the recent economic downturn has contributed to a slowdown in telecommunications industry spending, including in the specific geographies and markets in which we operate. In response to reduced consumer spending, challenging capital markets or declining liquidity trends, capital spending for network infrastructure projects of CSPs could be delayed or cancelled. In addition, capital spending is cyclical in our industry and sporadic among individual CSPs, and can change on short notice. As a result, we may not have visibility into changes in spending behavior until nearly the end of a given quarter. CSP spending on network construction, maintenance, expansion and upgrades is also affected by seasonality in their purchasing cycles, reductions in their budgets and delays in their purchasing cycles.

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

The market for broadband access equipment is dominated primarily by large, established vendors. In addition, some of our competitors have merged, made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. Examples include the merger of Alcatel S.A. with Lucent Technologies, Inc. in November 2006, Ericsson’s acquisitions of Redback Networks Inc. in January 2007 and Entrisphere Inc. in February 2007, and Ciena Corporation’s acquisition of World Wide Packets, Inc. in 2008 and Nortel’s Metro Ethernet Networks business in March 2010. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do and are better positioned to acquire and offer complementary products and services technologies. Many of our competitors have broader product lines and can offer bundled solutions, which may appeal to certain customers. Our competitors may invest additional resources in developing more compelling product offerings. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features, because the products that we and our competitors offer require a substantial investment of time and funds to install. In addition, as a result of these transition costs, competition to secure contracts with potential customers is particularly intense. Some of our competitors may offer substantial discounts or rebates to win new customers. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or achieve profitability. Competitive pressures could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could reduce our revenue and adversely affect our financial results.

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

We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the six months ended June 26, 2010 and June 27, 2009, our research and development expenses were $24.9 million, or 21% of our revenue, and $21.2 million, or 25% of our revenue, respectively. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.

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

We may not be able to protect our intellectual property, which could impair our ability to compete effectively.*

We depend on certain proprietary technology for our success and ability to compete. As of June 26, 2010, we held 26 U.S. patents expiring between 2015 and 2028, and had 33 pending U.S. patent applications. Two of the U.S. patents are also covered by granted international patents, one in five countries and the other in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.

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

On December 28, 2009, we filed a lawsuit against Wi-LAN Inc., or Wi-LAN, of Ontario, Canada, in the federal court in the Northern District of California, seeking declaratory relief that we do not infringe U.S. Patents Nos. 5,956,323 and 6,763,019, allegedly owned by Wi-LAN. On March 22, 2010 Wi-LAN filed a motion to dismiss our lawsuit, or alternatively to transfer it to the Eastern District of Texas where, on April 1, 2010, Wi-LAN filed, a counterclaim alleging we infringed the ‘323 and ‘019 patents. That action by Wi-LAN seeks monetary and injunctive relief. The motion to dismiss or transfer remains pending, while the parties conduct discovery on jurisdictional issues. We intend to continue to vigorously pursue our lawsuit, oppose the motion dismiss or to transfer it, and defend against all Wi-LAN claims and counterclaims. While we believe we have substantial and meritorious arguments and defenses, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty, and we are not currently able to estimate the loss, if any, that may result from the claims against us. If Wi-LAN is successful in obtaining injunctive relief, it could force us to stop or alter certain of our business activities.

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

In February 2006, we acquired Optical Solutions, Inc. in order to support the expansion of our product and service offerings. While we have not entered into any definitive agreements providing for any specific acquisitions, we may in the future acquire businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. We have limited experience making such acquisitions. Any of these transactions could be material to our financial condition and results of operations. The anticipated benefit of acquisitions may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of an investment in our common stock may decline.*

An active public market for our shares may not continue to develop or be sustained. Shares of our common stock were sold in our initial public offering in March 2010 at a price of $13.00 per share, and our common stock has subsequently traded as high as $18.00 and as low as $9.66. The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this prospectus and others such as:

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

In recent years, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock in the period following our initial public offering. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

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

Our directors, executive officers and principal stockholders and their respective affiliates will continue to have substantial influence over us and could delay or prevent a change in corporate control.*

As of June 26, 2010, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 58% of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares by existing stockholders could cause our stock price to decline.*

If our stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up and other legal restrictions on resale discussed in our Prospectus lapse on September 22, 2010, subject to extension, the trading price of our common stock could decline significantly and could decline below the initial public offering price. As of June 26, 2010, we had outstanding 37,338,885 shares of common stock. Of these shares, 7.3 million shares are freely tradable, without restriction, in the public market. Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated may, in their sole discretion, permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements referenced in our Prospectus.

After the lock-up agreements expire on September 22, 2010, subject to extension, an additional 29.9 million shares will be eligible for sale in the public market. In addition, (i) the 4.5 million shares subject to RSUs, (ii) the 0.7 million shares subject to outstanding options under our 1997 Long-Term Incentive and Stock Option Plan, 2000 Stock Plan and 2002 Stock Plan, (iii) the 5.7 million shares reserved for future issuance under our 2010 Equity Incentive Award Plan and our Employee Stock Purchase Plan as of June 26, 2010 and (iv) the 0.7 million shares remaining available for issuance under our 2002 Stock Plan available for issuance under our 2010 Equity Incentive Award Plan as of June 26, 2010, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

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

Unregistered Sales of Equity Securities

From March 28, 2010 to April 22, 2010, our employees exercised options to purchase 7,770 shares of our common stock pursuant to options issued under our 1997 Long-Term Incentive and Stock Option Plan and 2002 Stock Plan at an average purchase price of $1.36 per share for an aggregate purchase price of $10,577. These issuances were made under compensatory benefit plans in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

Use of Proceeds

On March 23, 2010, our registration statement on Form S-1 (File No. 333-163252) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 4,166,666 shares of common stock by us and the associated sale of 2,162,266 shares of common stock by selling stockholders and the additional sale pursuant to the underwriters’ over-allotment option for an additional 949,339 shares of common stock by us, at a public offering price of $13.00 per share. On March 26, 2010, we sold 4,166,666 shares of common stock, for an aggregate offering price of $54.2 million, and the selling stockholders sold 2,162,266 shares of common stock for an aggregate offering price of $28.1 million. As a result of the offering, we raised net proceeds from the offering of $45.8 million after deducting the underwriter’s discount and offering expenses payable by us.

The underwriters’ subsequently exercised their option to purchase additional shares and on April 8, 2010 we sold 949,339 shares of common stock, for an aggregate offering price of $12.3 million and the offering has terminated. As a result of the underwriters’ exercise of their over-allotment option, we raised an additional $11.5 million in net proceeds after deducting the underwriter’s discount and offering expenses payable by us. The lead joint book runners were Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated and the joint book runners were Jefferies & Company, Inc. and UBS Securities LLC. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or direct or indirect payments to others.

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

In addition, we intend to use a portion of the remaining net proceeds from the offering for general corporate purposes, including financing our growth and working capital investments. We may also use a portion of the remaining net proceeds from the offering to acquire complementary businesses, products or technologies. However, we have not entered into any definitive agreements providing for any specific acquisitions at this time.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved].

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Calix, Inc.

3.2(2)	Amended and Restated Bylaws of Calix, Inc.

31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

32.1	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

(1)	Filed as Exhibit 3.3 to Amendment No. 7 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010, and incorporated herein by reference.
(2)	Filed as Exhibit 3.5 to Amendment No. 7 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Dated: July 22, 2010	By:	/S/ CARL RUSSO
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Dated: July 22, 2010	By:	/S/ KELYN BRANNON-AHN
Kelyn Brannon-Ahn
Chief Financial and Operating Officer (Principal Financial Officer)