Form 10-Q
period 2010-09-25
CALIX, INC
filed 2010-10-22
CIK 1406666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010

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

As of October 14, 2010, 37,372,663 shares of the Registrant’s common stock, par value $0.025, were outstanding.

Calix, Inc.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 25, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,141	$31,821
Marketable securities	74,102	36,228
Restricted cash	—	629
Accounts receivable, net	32,881	46,992
Inventory	24,920	18,556
Deferred cost of goods sold	10,427	16,468
Prepaids and other current assets	3,044	4,018

Total current assets	180,515	154,712
Property and equipment, net	11,524	11,293
Goodwill	65,576	65,576
Intangible assets, net	2,060	6,695
Other assets	2,391	2,840

Total assets	$262,066	$241,116

Liabilities, convertible redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$8,785	$14,635
Accrued liabilities	25,966	28,629
Preferred stock warrant liabilities	—	195
Current portion of loans payable	—	3,333
Deferred revenue	18,662	29,921

Total current liabilities	53,413	76,713
Loan payable	—	16,667
Long-term portion of deferred revenue	9,876	6,556
Other long-term liabilities	992	910

Total liabilities	64,281	100,846

Commitments and contingencies
Convertible preferred stock, $0.025 par value, issuable in series: no shares and 38,760 shares authorized at September 25, 2010 and December 31, 2009; no shares and 22,492 shares issued and outstanding at September 25, 2010 and December 31, 2009	—	479,628
Stockholders’ equity (deficit):
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of September 25, 2010 and December 31, 2009	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 37,341 and 4,087 shares issued and outstanding as of September 25, 2010 and December 31, 2009	933	102
Additional paid-in capital	607,669	52,739
Other comprehensive income (loss)	80	(17)
Accumulated deficit	(410,897)	(392,182)

Total stockholders’ equity (deficit)	197,785	(339,358)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$262,066	$241,116

See notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Revenue	$75,492	$59,600	$195,348	$144,588
Cost of revenue:
Products and services(1)	45,168	37,117	117,194	93,584
Amortization of existing technologies	1,360	1,360	4,080	4,080

Total cost of revenue	46,528	38,477	121,274	97,664

Gross profit	28,964	21,123	74,074	46,924
Operating expenses:
Research and development(1)	14,299	11,977	39,232	33,187
Sales and marketing(1)	10,408	8,494	29,014	23,691
General and administrative(1)	7,344	3,728	19,515	11,629
Acquisition-related costs	2,137	—	2,137	—
Amortization of intangible assets	185	185	555	555

Total operating expenses	34,373	24,384	90,453	69,062

Loss from operations	(5,409)	(3,261)	(16,379)	(22,138)
Other income (expense):
Interest income	120	38	297	144
Interest expense	(45)	(1,404)	(1,138)	(3,426)
Change in fair value of preferred stock warrants	—	(23)	(173)	72
Other income	4	9	13	113

Loss before provision (benefit) for income taxes	(5,330)	(4,641)	(17,380)	(25,235)
Provision (benefit) for income taxes	21	(217)	435	51

Net loss	(5,351)	(4,424)	(17,815)	(25,286)
Preferred stock dividends	—	2,389	900	3,041

Net loss attributable to common stockholders	$(5,351)	$(6,813)	$(18,715)	$(28,327)

Net loss per common share:
Basic and diluted	$(0.14)	$(1.69)	$(0.70)	$(7.03)

Weighted average number of shares used to compute net loss per share:
Basic and diluted	37,341	4,031	26,751	4,029

(1) Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Cost of revenue	$528	$169	$1,152	$516
Research and development	1,758	621	4,014	1,969
Sales and marketing	1,353	410	3,034	1,287
General and administrative	3,855	1,040	9,282	2,918

	$7,494	$2,240	$17,482	$6,690

See notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 25, 2010	September 26, 2009
Operating activities
Net cash provided by (used in) operating activities	$8,377	$(6,346)

Investing activities
Acquisition of property and equipment	(3,923)	(3,486)
Purchase of marketable securities	(74,577)	(6,295)
Sales and maturities of marketable securities	36,060	—

Net cash used in investing activities	(42,440)	(9,781)

Financing activities
Proceeds from initial public offering of common stock, net of issuance costs	57,311	—
Proceeds from loans	—	20,000
Principal payments on loans	(20,000)	(21,000)
Proceeds from issuance of Series J preferred stock	—	49,537
Proceeds from exercise of stock options and warrants and other	72	10
Repurchase of common and preferred stock	—	(12)

Net cash provided by financing activities	37,383	48,535

Net increase in cash and cash equivalents	3,320	32,408
Cash and cash equivalents at beginning of period	31,821	23,214

Cash and cash equivalents at end of period	$35,141	$55,622

See notes to condensed consolidated financial statements.

CALIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Company and Basis of Presentation

Company

Calix, Inc. (the “Company”), which was incorporated in Delaware in August 1999, is a leading provider in North America of broadband communications access systems and software for copper- and fiber-based network architectures that enable communications service providers to connect to their residential and business subscribers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

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

The Company operates on a 4-4-5 fiscal calendar which divides the year into four quarters with each quarter having 13 weeks which are grouped into two 4-week months and one 5-week month. The Company’s fiscal year ends on December 31. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

The Company has made certain reclassifications to prior period amounts in order to conform to the current period’s presentation.

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

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. This guidance does not change the units of accounting for the Company’s revenue transactions. The Company’s products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment and are deemed to be non-contingent deliverables. The Company provides certain services at stated prices over a specified period of time and must meet specified performance conditions. As such, the Company has determined that its individual services are contingent deliverables. In addition, the Company provides specified packages of items considered a package arrangement which it also considers a contingent deliverable, and therefore the Company does not bill its customers until it has fully delivered the package. For multiple-element arrangements that include products and packages or services, the Company first excludes the contingent revenue items and then allocates the remaining consideration to the non-contingent product deliverables on the basis of their relative selling price, which is currently BSP. To the extent that the stated contractual prices fall within the Company’s calculated range for BSP, it will allocate the consideration using the stated contractual prices. However, if the stated contractual price for any product deliverable is outside the range, the contractual prices will be adjusted using the midpoint price within its range in order to allocate arrangement consideration using the “relative selling price method.” Since the individual products and services meet the criteria for separate units of accounting, the Company will recognize revenue upon delivery of each product and/or services. Post-sales software support revenue and extended warranty services revenue is deferred and recognized ratably over the period during which the services are to be performed. Installation and training service arrangements are recognized upon delivery or completion of performance. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. Revenue from package arrangements are recognized upon full delivery of the package. In instances where substantive acceptance provisions are specified in the customer agreement, revenue is deferred until all acceptance criteria have been met. The Company’s arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

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

Contrary to its product and installation service sales, the Company has been able to establish VSOE for its training, post-sales software support and extended warranty services. Training courses are based on a daily rate per person and will vary according to the type of training class offered. Post-sales software support is offered for a one year term and the price is based on the number of customer subscriber lines. Extended warranty pricing is based on the type of product and is sold in one or five year durations. In substantially all of the arrangements with multiple deliverables pertaining to arrangements with these services, the Company has used and intends to continue using VSOE to determine the selling price for each deliverable. Consistent with its methodology under previous accounting guidance, the Company determines VSOE based on its normal pricing practices for these specific services when sold separately.

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

The Company regularly reviews VSOE, TPE and BSP and maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three and nine months ended September 25, 2010 nor does the Company expect a material impact in the near term from changes in VSOE, TPE or BSP.

Revenue as reported and the Company’s estimate of the pro forma revenue that would have been reported during the three and nine months ended September 25, 2010, if the transactions entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

	Three Months Ended September 25, 2010		Nine Months Ended September 25, 2010
	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Revenue	$75,492	$62,683	$195,348	$170,719

The new accounting standards for revenue recognition if applied in the same manner to the year ended December 31, 2009 would have resulted in additional revenues of $10.3 million for that fiscal year. Agreements entered into prior to January 1, 2010 which previously had been accounted for under ASC Topic 985-605 but were materially modified subsequent to January 1, 2010 and are now accounted for under ASC Topic 605-25 resulted in recognized revenue of $13.0 million for the three and nine months ended September 25, 2010. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition may have a significant effect on revenue in periods after the initial adoption as the Company continues to market its products in multiple element arrangements.

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

Restricted Cash

Restricted cash consisted of certificates of deposit totaling $0.6 million as of December 31, 2009. These certificates of deposit were purchased to back performance bonds for the Company’s RUS-funded customer contracts. As of September 25, 2010, such certificates of deposit were no longer required to back performance bonds for the Company’s RUS-funded customer contracts and therefore there are no restricted cash balances at September 25, 2010.

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

Preferred Stock Warrants

Prior to the Company’s initial public offering, warrants to purchase the Company’s convertible preferred stock were classified as liabilities on the Company’s balance sheet. On March 26, 2010, the Company completed its initial public offering, at which time the liability was reclassified as a component of stockholders’ equity. The Company re-measured the fair value of these warrants at each balance sheet date and any changes in fair value were recognized as a component of other income (expense) in the Company’s statements of operations.

The Company estimated the fair value of these warrants using the Black-Scholes option valuation model, which included the estimated fair market value of the underlying preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, and expected dividends on and expected volatility of the price of the underlying preferred stock. In the Company’s initial public offering, the remaining outstanding preferred stock warrants were automatically converted into warrants to purchase common stock. The Company recorded expense of $0.2 million during the nine months ended September 25, 2010 to reflect changes in the estimated fair value of the remaining outstanding warrants and the Company recorded income of $0.01 million during the three and nine months ended September 26, 2009. The Company recorded no expense related to preferred stock warrants in the three months ended September 25, 2010. Such preferred stock warrants were converted to common stock warrants on March 26, 2010 in connection with the Company’s initial public offering and will no longer require revaluation in future periods.

Foreign Currency Translation

Assets and liabilities of the Company’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchanges rates prevailing during the day. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses were not material during the three or nine months ended September 25, 2010 and September 26, 2009.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (ASC Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. This ASU updates the FASB Accounting Standards CodificationTM for the SEC Staff Announcement, Accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. This announcement provides guidance on the accounting effect, if any, that arises from the different signing dates between the Health Care and Education Reconciliation Act of 2010, a reconciliation bill that amends the Patient Protection and Affordable Care Act (collectively the “Acts”). Recently, questions have arisen about whether and how the different signing dates will affect the accounting for these two Acts for that limited number of registrants with a period end that falls between the two signing dates. The Company does not believe this will impact its financial statements at this time.

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

3. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	September 25, 2010	December 31, 2009
Cash and Cash equivalents:
Cash	$13,807	$14,626
Money market funds	21,334	17,195

Total cash and cash equivalents	35,141	31,821
Marketable securities:
Corporate debt securities	36,316	14,669
U.S. government sponsored entity bonds & discount notes	19,049	10,471
Commercial paper	14,536	5,195
U.S. treasury bills	2,500	2,492
Certificates of deposit	1,701	3,401

Total marketable securities	74,102	36,228

Total cash, cash equivalents and marketable securities	$109,243	$68,049

The following tables summarize the unrealized gains and losses related to the Company’s investments in cash equivalents and marketable securities designated as available-for-sale as follows (in thousands):

As of September 25, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$36,246	$76	$(6)	$36,316
U.S. government sponsored entity bonds & discount notes	19,043	7	(1)	19,049
Commercial paper	14,536	—	—	14,536
U.S. treasury bills	2,499	1	—	2,500
Certificates of deposit	1,700	1	—	1,701

Total	$74,024	$85	$(7)	$74,102

Due within one year	$68,304	$75	$(6)	$68,373
Due between one and two years	5,720	10	(1)	5,729

Total	$74,024	$85	$(7)	$74,102

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$14,677	$12	$(20)	$14,669
U.S. government sponsored entity bonds	10,480	—	(9)	10,471
Commercial paper	5,195	—	—	5,195
Certificates of deposit	3,401	—	—	3,401
U.S. treasury bills	2,492	—	—	2,492

Total	$36,245	$12	$(29)	$36,228

As of September 25, 2010 and December 31, 2009 gross unrealized gains and losses on the Company’s investments were due to changes in market conditions that caused interest rates to fluctuate. The Company reviews investments held with unrealized losses to determine if the loss is other-than-temporary. The Company determined that it has the ability and intent to hold these investments for a period of time sufficient for a recovery of fair market value and does not consider the investments to be other-than-temporarily impaired for all periods presented. In addition, the Company did not experience any significant realized gains or losses on its investments through September 25, 2010. The Company’s money market funds maintained a net asset value of $1.00 for all periods presented. Net unrealized gains/losses are recorded to other comprehensive income (loss) in the Company’s condensed consolidated balance sheets.

4. Balance Sheet Details

Accounts receivable, net consisted of the following (in thousands):

	September 25, 2010	December 31, 2009
Accounts receivable	$34,091	$49,199
Allowance for doubtful accounts	(665)	(1,008)
Product return reserve	(545)	(1,199)

Accounts receivable, net	$32,881	$46,992

Property and equipment, net, consisted of the following (in thousands):

	September 25, 2010	December 31, 2009
Computer equipment and purchased software	$22,565	$21,647
Test equipment	27,074	24,335
Furnitures and fixtures	1,615	1,515
Leasehold improvements	2,859	2,808

Total	54,113	50,305
Accumulated depreciation	(42,589)	(39,012)

Property and equipment, net	$11,524	$11,293

Accrued liabilities consisted of the following (in thousands):

	September 25, 2010	December 31, 2009
Accrued compensation and related benefits	$9,951	$7,922
Accrued warranty	4,232	4,213
Accrued professional and consulting fees	3,315	2,978
Accrued customer rebates	3,303	8,958
Accrued excess and obsolete inventory at contract manufacturer	896	1,054
Sales and use tax payable	790	631
Other	3,479	2,873

Total accrued liabilities	$25,966	$28,629

5. Contingencies

Accrued Warranty

The Company provides a warranty for its hardware products. Hardware generally has a five-year warranty from the date of shipment. The Company accrues for potential warranty claims based on the Company’s historical claims experience. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.

Activity related to the product warranty is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Balance at beginning of period	$4,491	$2,864	$4,213	$3,375
Warranty charged to cost of revenue	794	1,239	3,334	3,022
Utilization of warranty	(1,053)	(1,117)	(3,315)	(3,411)

Total accrued warranty	$4,232	$2,986	$4,232	$2,986

Legal Proceedings

From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. The Company not presently a party to any legal proceedings which, if determined adverse to the Company, would individually or in the aggregate have a material adverse effect on its financial position, results of operations or cash flows.

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

As of September 25, 2010 and December 31, 2009, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

As of September 25, 2010	Level 1	Level 2	Total
Money market funds	$21,334	$—	$21,334
Marketable securities	—	74,102	74,102

Total	$21,334	$74,102	$95,436

As of December 31, 2009
Money market funds	$17,195	$—	$17,195
Marketable securities	—	36,228	36,228

Total	$17,195	$36,228	$53,423

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Numerator:
Net loss applicable to common stockholders	$(5,351)	$(6,813)	$(18,715)	$(28,327)

Denominator:
Weighted-average common shares outstanding	37,341	4,031	26,751	4,029

Basic and diluted net loss per share	$(0.14)	$(1.69)	$(0.70)	$(7.03)

As the Company incurred net losses in the periods presented, the following table displays the Company’s other outstanding common stock equivalents that were excluded from the computation of diluted net loss per share, as the effect of including them would have been anti-dilutive (in thousands):

	Nine Months Ended
	September 25, 2010	September 26, 2009
Stock options	775	593
Restricted stock units	5,395	3,428
Common stock warrants	65	11
Convertible preferred stock	9,371	27,979
Convertible preferred stock warrants	—	58

8. Loans Payable

In August 2009, the Company entered into an amended and restated loan and security agreement, or loan agreement, with Silicon Valley Bank, which provided for a term loan of $20.0 million and a revolving credit facility of $30.0 million based upon a total of 80% of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services. Nonrefundable loan fees in connection with this agreement were amortized to interest expense over the term of the loan and security agreement. As of December 31, 2009, $20.0 million was outstanding under the term loan and there were no outstanding borrowings under the revolving credit facility. In addition, the Company had outstanding letters of credit totaling $2.4 million as of December 31, 2009. The term loan as of December 31, 2009 bore interest at 7.75%, which was set at 6-month LIBOR

(with a floor of 1.25%) plus a 6.50% margin. The loan agreement was secured by all assets of the Company, including intellectual property. On May 4, 2010, the Company paid in its entirety the outstanding loan payable with Silicon Valley Bank of $20.0 million including outstanding accrued interest and prepayment penalties of $0.4 million. As of September 25, 2010, there were no outstanding borrowings under the revolving credit facility. The Company had outstanding letters of credit totaling $2.9 million as of September 25, 2010.

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

Stock Based Compensation

Stock-based compensation expense associated with stock options and restricted stock units (“RSUs”) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. Total stock-based compensation expense of $7.5 million and $2.2 million was recorded during the three months ended September 25, 2010 and September 26, 2009, respectively, and $17.5 million and $6.7 million was recorded during the nine months ended September 25, 2010 and September 26, 2009, respectively.

Stock Options

The Company estimates the fair value of stock options in accordance with ASC Topic 718. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Expected volatility	60%	60%	51%	64%
Expected life (years)	6.25	6.25	6.25	6.25
Expected dividend yield	—	—	—	—
Risk free interest rate	1.91%	2.71%	2.60%	2.35%

The Company’s computation of expected volatility for the three and nine months ended September 25, 2010 and September 26, 2009 is based on the Company’s peer-group of similar companies. The Company’s computation of expected term in the three and nine months ended September 25, 2010 and September 26, 2009 utilizes the simplified method in accordance with SAB 110. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. Thus, the Company applies an estimated forfeiture rate based on actual forfeiture experience. The Company recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

As of September 25, 2010, unrecognized stock-based compensation expense related to stock options of $1.4 million was expected to be recognized over a weighted-average period of 3.0 years.

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

The weighted-average grant date fair value of RSUs granted during the nine months ended September 25, 2010 was $10.84 per share. As of September 25, 2010, unrecognized stock-based compensation expense related to non-vested RSUs of $29.2 million was expected to be recognized over a weighted-average period of 2.3 years. Stock-based non-cash compensation expense increased in the second quarter of 2010 compared to prior quarters as the result of employee stock options exchanged for RSUs in the third quarter of 2009 which began amortizing upon our initial public offering in March 2010 and will amortize through April 2011.

10. Income Taxes

The Company’s provision for income taxes is based on an estimated annual effective tax rate in compliance with ASC Topic 740, Accounting for Income Taxes and ASC Topic 270, Interim Financial Reporting. Significant components affecting the tax rate include various state and alternative minimum taxes and the utilization of losses carried forward.

ASC Topic 740, Accounting for Income Taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has established and continues to maintain a full valuation allowance against the Company’s deferred tax assets as the Company does not believe that realization of those assets is more likely than not.

11. Acquisition

On September 16, 2010, the Company, Occam Networks, Inc., a Delaware corporation (“Occam”), Ocean Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Calix (“Merger Sub One”), and Ocean Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Calix (“Merger Sub Two” and together with Merger Sub One, the “Merger Subs”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). The Merger Agreement provides for the acquisition of Occam by the Company by means of a series of mergers involving the Merger Subs (the “Transaction”). As a result of the Transaction, Occam would become a wholly-owned subsidiary of the Company. At the effective time of the first merger, each outstanding share of Occam common stock (other than those shares with respect to which appraisal rights are available, properly exercised and not withdrawn) will be converted into the right to receive (a) $3.8337 per share in cash plus (b) 0.2925 of a validly issued, fully paid and non-assessable share of the Company’s common stock.

The Merger Agreement has been approved by the boards of directors of Occam and the Company. The parties expect to complete the Transaction in the fourth quarter of 2010 or first quarter of 2011, subject to Occam stockholder approval and customary closing conditions, including receipt of required regulatory clearances. The Company incurred $2.1 million in acquisition related costs during the three and nine months ended September 25, 2010.

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

Our revenue has increased to $75.5 million and $195.3 million for the three and nine months ended September 25, 2010, respectively, from $59.6 million and $144.6 million for the three and nine months ended September 26, 2009, respectively. Continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, those customers in the large CSP and international markets. Since our inception we have incurred significant losses, and as of September 25, 2010, we had an accumulated deficit of $410.9 million. Our net loss was $5.4 million and $17.8 million for the three and nine months ended September 25, 2010, respectively. Our net loss was $4.4 million and $25.3 million for the three and nine months ended September 26, 2009, respectively.

Basis of Presentation

Revenue

We derive our revenue primarily from sales of our hardware products and related software. We generally recognize revenue after products have been delivered and accepted, and title has been transferred to the customer. In certain cases, our products are sold along with services, which include installation, training, post-sales software support and/or extended warranty services. To date, service revenue has comprised an insignificant portion of our revenue, and we have not reported service revenue separately from product revenue in our financial statements. As of September 25, 2010, our revenue deferrals, related to partially delivered arrangements that were entered into prior to January 1, 2010, and RUS contracts that include installation services, special customer arrangements and ratably recognized services totaled $28.5 million. Where substantive acceptance provisions are specified in an arrangement or extended return rights exist, revenue is deferred until all acceptance criteria have been met or the extended return rights expire. The timing of deferred revenue recognition may cause significant fluctuations in our revenue and operating results from period to period.

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

•	Acquisition-Related Costs — Acquisition-related costs consist primarily of costs incurred for professional services associated with our acquisition related activities that are in progress.

•	Amortization of Acquired Intangible Assets — Amortized acquired intangible assets comprise customer contracts and lists and purchase order backlog obtained in the OSI acquisition.

Other Income (Expense), Net

Other income (expense), net primarily includes interest expense on our outstanding loans and interest income on our cash and investment balances. In addition, other income (expense), net includes adjustments to record our convertible preferred stock warrants at fair value. These convertible preferred stock warrants were converted into common stock warrants upon the closing of our initial public offering on March 26, 2010. Although an adjustment was recorded in the three months ended March 27, 2010, no such adjustment was made in the three months ended September 25, 2010 and no further adjustments will be made in future periods. Further, on May 4, 2010, we paid in its entirety our outstanding term loan of $20.0 million including outstanding accrued interest and prepayment penalties of $0.4 million.

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

On January 1, 2010, we early adopted the new accounting standard for multiple deliverable revenue arrangements (ASC Topic 605-25), on a prospective basis, related to allocating revenue in a multiple deliverable arrangement as described more fully below. Other than the adoption of ASC Topic 605-25, there have been no significant changes in our significant accounting policies during the nine months ended September 25, 2010 as compared to the significant accounting policies described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 24, 2010.

The items in our condensed consolidated financial statements requiring significant estimates and judgments are as follows:

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

For transactions entered into prior to the first quarter of fiscal 2010, we primarily recognized revenue based on software revenue recognition guidance prescribed in ASC Topic 985. As we are unable to establish VSOE for our products or installation services the entire fee from arrangements involving multiple product deliverables was deferred and recognized upon delivery of all products. Revenue from products that were sold in combination with installation services was deferred and recognized upon delivery of all products and completion of the installation. In most circumstances when we were not able to determine VSOE for all of the deliverables of the arrangement, but were able to obtain VSOE for any undelivered elements, revenue was allocated using the residual method. Under the residual method, the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was allocated to the delivered items and recognized as revenue, and no revenue was recognized until all elements without VSOE had been delivered. If VSOE of any undelivered items did not exist, revenue from the entire arrangement was initially deferred and recognized at the earlier of: (i) delivery of those elements for which VSOE did not exist or (ii) when VSOE was established. Deferred revenue consisted of arrangements that had been partially delivered, contracts with the RUS that include installation services, special customer arrangements and ratably recognized services.

Contrary to our product and installation service sales, we have been able to establish VSOE for our training, post-sales software support and extended warranty services. Training courses are based on a daily rate per person and will vary according to the type of training class offered. Post-sales software support is offered for a one year term and the price is based on the number of customer subscriber lines. Extended warranty pricing is based on the type of product and is sold in one or five year durations. In substantially all of the arrangements with multiple deliverables pertaining to arrangements with these services, we have used and intend to continue using VSOE to allocate the selling price to each deliverable. Consistent with its methodology under previous accounting guidance, we determine VSOE based on our normal pricing practices for these specific services when sold separately.

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

We regularly review VSOE, TPE and BSP and maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the three and nine months ended September 25, 2010 nor do we expect a material impact in the near term from changes in VSOE, TPE or BSP.

Revenue as reported and our estimate of the pro forma revenue that would have been reported during the three and nine months ended September 25, 2010, if the transactions entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

	Three Months Ended September 25, 2010		Nine Months Ended September 25, 2010
	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Revenue	$75,492	$62,683	$195,348	$170,719

The new accounting standards for revenue recognition if applied in the same manner to the year ended December 31, 2009 would have resulted in additional revenues of $10.3 million for that fiscal year. Agreements entered into prior to January 1, 2010 which previously had been accounted for under ASC Topic 985-605 but were materially modified subsequent to January 1, 2010 and are now accounted for under ASC Topic 605-25 resulted in recognized revenue of $13.0 million for the three and nine months ended September 25, 2010. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition may have a significant effect on revenue in periods after the initial adoption as we continue to market our products in multiple element arrangements.

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

During the three and nine months ended September 25, 2010, we recorded stock-based compensation of $7.5 million and $17.5 million, respectively, and for the three and nine months ended September 26, 2009, we recorded stock-based compensation of $2.2 million and $6.7 million. At September 25, 2010, we had $1.4 million of total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of approximately 3.0 years. At September 25, 2010, we had $29.2 million of total unrecognized compensation cost related to unvested restricted stock units, or RSUs, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of approximately 2.3 years. To the extent that the actual forfeiture rate is different than what we have anticipated, stock-based compensation related to these awards will be adjusted in future periods. The increased stock-based non-cash compensation expense for the three and nine months ended September 25, 2010 was the result of employee stock options exchanged for RSUs in the third quarter of 2009 which began amortizing upon our initial public offering in March of 2010 and will amortize through April of 2011.

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

As a result of the fluctuations described below and a number of other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

Comparison of Three and Nine Months Ended September 25, 2010 and September 26, 2009

Revenue

The following table sets forth our revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 25, 2010	September 26, 2009	Variance in Dollars	Variance in Percent	September 25, 2010	September 26, 2009	Variance in Dollars	Variance in Percent
Revenue	$75,492	$59,600	$15,892	26.7%	$195,348	$144,588	$50,760	35.1%

Our revenue is principally derived in the United States. During the three months ended September 25, 2010 and September 26, 2009, revenue generated in the United States represented approximately 81% and 92% of revenue, respectively. During the nine months ended September 25, 2010 and September 26, 2009, revenue generated in the United States represented approximately 87% and 90% of revenue, respectively.

Revenues increased during the third quarter and first nine months of fiscal 2010 compared with the corresponding periods of fiscal 2009, primarily due to the recognition of approximately $13.0 million of deferred revenue related to the amendment of a significant agreement which had previously been accounted for under Topic 985-605. Furthermore, the third quarter and the first nine months of 2009 were impacted negatively by the uncertainty surrounding the Broadband Stimulus initiative and the overall macroeconomic environment. In addition, a change in our methodology for recognizing revenue on multiple-element arrangements allowed us to recognize revenue on partially delivered orders in 2010. On January 1, 2010, we adopted the guidance of ASC Topic 605-25 which permits us to recognize revenue on multiple-element arrangements for those elements that have been delivered. In periods prior to January 1, 2010, we had deferred such arrangements until all elements had been delivered because we had not established vendor specific objective evidence of fair value for most of our products.

Cost of Revenue and Gross Profit

The following table sets forth our costs of revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 25, 2010	September 26, 2009	Variance in Dollars	Variance in Percent	September 25, 2010	September 26, 2009	Variance in Dollars	Variance in Percent
Cost of revenue:
Products and services	$45,168	$37,117	$8,051	21.7%	$117,194	$93,584	$23,610	25.2%
Amortization of existing technologies	1,360	1,360	—	—	4,080	4,080	—	—

Total cost of revenue	46,528	38,477	8,051	20.9%	121,274	97,664	23,610	24.2%

Gross profit	$28,964	$21,123	$7,841	37.1%	$74,074	$46,924	$27,150	57.9%

Gross margin	38.4%	35.4%			37.9%	32.5%

Cost of revenues increased during the third quarter and first nine months of fiscal 2010 compared with the corresponding periods of fiscal 2009, primarily due to an increase in revenues recognized during this period. Gross margins increased during the third quarter and first nine months of fiscal 2010 compared with the corresponding periods of fiscal 2009, primarily as the result of cost reductions in raw materials, product and customer mix and leveraging our fixed costs over our higher revenue base.

Operating Expenses

Research and Development Expenses

The following table sets forth our research and development expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 25, 2010	September 26, 2009	Variance in Dollars	Variance in Percent	September 25, 2010	September 26, 2009	Variance in Dollars	Variance in Percent
Research and development	$14,299	$11,977	$2,322	19.4%	$39,232	$33,187	$6,045	18.2%
Percent of total revenue	18.9%	20.1%			20.1%	23.0%

Research and development expenses increased during the third quarter and first nine months of fiscal 2010 compared with the corresponding periods in fiscal 2009, primarily due to an increase in payroll and related costs of $2.4 million and $4.7 million, respectively, mostly attributable to increased stock-based non-cash compensation, and an increase in headcount mostly related to the opening of our development center in Nanjing, China. The impact of cost cutting efforts in the first quarter of 2009 such as mandatory vacations that did not reoccur in the first nine months of fiscal 2010 also contributed to the increase in payroll and related costs. During the third quarter of fiscal 2010 compared with the corresponding period in fiscal 2009, we had a decrease in consulting expenses of $0.4 million due to the transition of development activities to our development center in Nanjing, China, which began in the third quarter of 2010, from a third party contractor who had performed development activities for us in prior periods. During the first nine months of fiscal 2010 compared with the corresponding period in fiscal 2009, we had an increase in spending on consulting expenses of $0.4 million, an increase in prototype expenses of $0.3 million, and an increase in facility related expenses of $0.5 million. We plan to continue investing in new products and to innovate with our development organization in 2010. The increased stock-based non-cash compensation expense was the result of employee stock options exchanged for RSUs in the third quarter of 2009 which began amortizing upon our initial public offering in March 2010 and will amortize through April 2011.

Sales and Marketing Expenses

The following table sets forth our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 25, 2010	September 26, 2009	Variance in Dollars	Variance in Percent	September 25, 2010	September 26, 2009	Variance in Dollars	Variance in Percent
Sales and marketing	$10,408	$8,494	$1,914	22.5%	$29,014	$23,691	$5,323	22.5%
Percent of total revenue	13.8%	14.3%			14.9%	16.4%

Sales and marketing expenses increased during the third quarter and first nine months of fiscal 2010 compared with the corresponding periods in fiscal 2009, primarily due to an increase in payroll and related costs of $1.5 million during the third quarter of 2010 and $4.5 million in the first nine months of 2010. This was largely attributable to increased stock-based non-cash compensation, increased headcount, higher commissions on increased bookings, and an increase in travel related expenses. In addition, mandatory vacations taken in the first quarter of fiscal 2009 were not mandatory in 2010. Further, during the third quarter and first nine months of fiscal 2010 compared with the corresponding periods in fiscal 2009, facility related expenses increased $0.3 million and $0.5 million, respectively, consulting services increased $0.2 million, and spending on advertising costs increased $0.1 million and $0.2 million, respectively. The increase in stock-based non-cash compensation expense was due to the exchange of employee stock options for RSUs in the third quarter of 2009 which began amortizing upon our initial public offering in March 2010 and will amortize through April 2011.

General and Administrative Expenses

The following table sets forth our general and administrative expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 25, 2010	September 26, 2009	Variance in Dollars	Variance in Percent	September 25, 2010	September 26, 2009	Variance in Dollars	Variance in Percent
General and administrative	$7,344	$3,728	$3,616	97.0%	$19,515	$11,629	$7,886	67.8%
Percent of total revenue	9.7%	6.3%			10.0%	8.0%

General and administrative expenses increased during the third quarter and first nine months of fiscal 2010 compared with the corresponding periods in fiscal 2009, primarily due to an increase in payroll and related costs of $3.3 million and $7.6 million, respectively, mostly attributable to increased stock-based non-cash compensation and to a lesser degree increased headcount. Additionally, consulting and professional services expenses increased $0.2 million and $1.1 million in the third quarter and first nine months of 2010, respectively, and insurance costs for our directors and officers increased $0.3 million and $0.5 million in the third quarter and first nine months of 2010, respectively, partially offset by a decrease in bad debt expense of $1.0 million in the first nine months of 2010. The increased stock-based non-cash compensation expense was due to employee stock options exchanged for RSUs in the third quarter of 2009 which began amortizing upon our initial public offering in March 2010 and will amortize through April 2011. Non-cash compensation related to restricted stock units granted to one of our executives in the fourth quarter of 2009 will amortize through the end of fiscal 2013.

Acquisition-Related Costs

The following table sets forth our acquisition-related costs (in thousands):

	Three Months Ended				Nine Months Ended
	September 25, 2010	September 26, 2009	Variance in Dollars	Variance in Percent	September 25, 2010	September 26, 2009	Variance in Dollars	Variance in Percent
Acquisition-related costs	$2,137	$—	$2,137	NA	$2,137	$—	$2,137	NA

In connection with our effort to acquire Occam Networks Inc., or Occam, we have incurred acquisition related costs of $2.1 million in the third quarter and first nine months of fiscal 2010. There were no acquisition-related costs in the corresponding periods in fiscal 2009. We anticipate we will incur additional significant acquisition-related costs in future periods through at least the first quarter of 2011.

Amortization of Intangible Assets

The following table sets forth our amortization of intangible asset expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 25, 2010	September 26, 2009	Variance in Dollars	Variance in Percent	September 25, 2010	September 26, 2009	Variance in Dollars	Variance in Percent
Amortization of intangible assets	$185	$185	—	—	$555	$555	—	—

In connection with the acquisition of OSI, $32.6 million of the total purchase price was allocated to amortizable intangible assets, which included customer contracts and lists and purchase order backlog. In addition, $1.4 million for each of the three months ended September 25, 2010 and September 26, 2009, and $4.2 million in each of the nine months ended September 25, 2010 and September 26, 2009, related to the amortization of existing technology in connection with the acquisition of OSI was classified as cost of revenue in our financial statements.

Other Income (Expense)

The following table sets forth our other income (expense) (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 25, 2010	September 26, 2009	Variance in Dollars	Variance in Percent	September 25, 2010	September 26, 2009	Variance in Dollars	Variance in Percent
Interest income	$120	$38	$82	215.8%	$297	$144	$153	106.3%
Interest expense	(45)	(1,404)	(1,359)	96.8%	(1,138)	(3,426)	(2,288)	66.8%
Change in fair value of preferred stock warrants	—	(23)	(23)	100.0%	(173)	72	(245)	340.3%
Other income	4	9	(5)	55.6%	13	113	(100)	88.5%

Total other income (expense)	$79	$(1,380)			$(1,001)	$(3,097)

The decrease in other expense in the third quarter and first nine months of fiscal 2010 compared with the corresponding periods of fiscal 2009 was primarily due to a reduction in interest expense from the repayment of our outstanding loan of $20.0 million on May 4, 2010 including outstanding accrued interest and prepayment penalties of $0.4 million.

The expense resulting from the change in the fair value of preferred stock warrants was recorded in the first quarter of 2010. Such preferred stock warrants were converted to common stock warrants at the end of the first quarter of 2010 in connection with our initial public offering and will no longer require revaluation in future periods and therefore there was no related expense in the second or third quarters of 2010.

Liquidity and Capital Resources

	Nine Months Ended
	September 25, 2010	September 26, 2009
	(in thousands)
Net cash provided by (used in) operating activities	$8,377	$(6,346)
Net cash used in investing activities	(42,440)	(9,781)
Net cash provided by financing activities	37,383	48,535

At September 25, 2010, we had cash, cash equivalents and marketable securities of $109.2 million, which primarily consisted of money market mutual funds and highly liquid debt instruments held at major financial institutions. Since inception, we financed our operations primarily through private sales of equity and from borrowings under credit facilities. In our initial public offering we raised net proceeds of approximately $57.3 million. On May 4, 2010, we paid down our outstanding term loan of $20.0 million with Silicon Valley Bank, or SVB, in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million.

Operating Activities

Our operating activities provided cash of $8.4 million in the nine months ended September 25, 2010. This resulted primarily from non-cash charges of $26.7 million (the majority of which consist of stock-based compensation charges), partially offset by our net loss of $17.8 million. Cash inflows from changes in operating assets and liabilities included a decrease in accounts receivable of $14.1 million due to lower shipments in the third quarter of 2010 compared to the fourth quarter of 2009, a decrease in deferred cost of goods sold of $6.0 million related to the decrease in deferred revenue, and a decrease in prepaid expenses and other assets of $1.4 million primarily due to lower procurement of raw materials on behalf of our manufacturing vendor and the write-off of loan origination fees from the repayment of our loan with SVB. Cash outflows from changes in operating assets and liabilities included a decrease in deferred revenue of $7.9 million primarily the result of a change in revenue recognition rules on multiple-element arrangements, which allowed us to recognize revenue on partially delivered orders in 2010 and an amendment to a customer agreement that had previously been accounted for under the ASC Topic 985-605, an increase in inventory of $6.4 million as we build inventories in anticipation of higher shipment volumes in future periods, a decrease in accounts payables of $5.9 million resulting from lower inventory receipts in the last month of the third quarter of 2010 compared to the last month of the fourth quarter of 2009, and an increase in accrued liabilities of $2.7 million primarily due to an increase in employee compensation, legal fees related to our efforts to acquire Occam partially offset by a decrease in accrued customer rebates.

In the nine months ended September 26, 2009, we used $6.3 million in cash from operating activities, which consisted of our net loss of $25.3 million, partially offset by non-cash charges of $15.1 million. In addition, cash outflows from changes in operating assets and liabilities included an increase in accounts receivable of $9.7 million from increased shipment volume near the end of the third quarter, a decrease in accounts payable of $7.8 million due to accelerated payment terms with our contract manufacturer to obtain early payment discounts and an increase in deferred cost of goods sold of $5.2 million, related to the increase in deferred revenue. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $10.7 million, a decrease in inventory of $9.5 million resulting from better inventory management and a decrease in restricted cash of $4.2 million as we released performance bonds for the close out of RUS revenue contracts.

Investing Activities

Our cash used in investing activities in the nine months ended September 25, 2010 consisted of capital expenditures of $3.9 million, the purchase of marketable securities of $74.6 million, which primarily included highly liquid debt instruments and certificates of deposit, offset by sales and maturities of marketable securities of $36.1 million.

Our cash used in investing activities in the nine months ended September 26, 2009 consisted of the purchase of marketable securities of $6.3 million, which primarily included money market funds and highly liquid debt instruments, and capital expenditures of $3.5 million, which primarily consisted of computer and test equipment.

Financing Activities

Our financing activities provided cash of $37.4 million in the nine months ended September 25, 2010, which primarily consisted of net proceeds of $57.3 million from our IPO offset by the repayment of a term loan of $20.0 million. On May 4, 2010, we paid the outstanding loan payable to SVB of $20.0 million in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million.

Our financing activities provided cash of $48.5 million in the nine months ended September 26, 2009, which primarily consisted of net proceeds of $49.5 million from the issuance of 9.5 million shares of Series J preferred stock. On May 29, 2009, we entered into a Series J Preferred Stock Purchase Agreement, or the Series J Agreement, with certain investors and completed our first closing, at which we issued 6.6 million shares of Series J convertible preferred stock for gross proceeds of $34.7 million. We subsequently completed three additional closings, with the final closing occurring on August 5, 2009. Upon completion, we issued a total of 9.5 million shares of Series J convertible preferred stock for gross proceeds of $50.0 million. This preferred stock was converted into shares of common stock upon our initial public offering in March 2010.

In addition, we entered into an amended and restated loan agreement with SVB in August 2009. This loan agreement, which replaced a previous loan agreement we had with SVB, provides for $30.0 million of total lending capacity under a revolving credit facility.

Working Capital and Capital Expenditure Needs

Other than as disclosed in Contractual Obligations and Commitments in our Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 24, 2010, and in connection with our efforts to acquire Occam pursuant to which we have committed approximately $88.9 million in cash as part of the acquisition cost which will be funded by cash from the combined companies, we currently have no other material cash commitments, except for normal recurring trade payables, expense accruals and operating leases. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. We may be required to issue performance bonds to satisfy requirements under our RUS contracts. We issue letters of credit under our existing credit facility to support these performance bonds. In the event we do not have sufficient capacity under our credit facility to support these bonds, we will have to issue certificates of deposit, which could materially impact our working capital or limit our ability to satisfy such contract requirements. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.

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

Contractual Obligations and Commitments

During the nine months ended September 25, 2010, other than our intent to acquire Occam Networks Inc. whereby we’ve committed approximately $88.9 million in cash as part of the acquisition cost which will be funded by cash from the combined companies, there were no other material changes to our contractual obligation and commitment disclosures as set forth under the caption, “Contractual Obligations and Commitments” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 24, 2010 for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

As of September 25, 2010 and December 31, 2009, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

        In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (ASC Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. This ASU updates the FASB Accounting Standards CodificationTM for the SEC Staff Announcement, Accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. This announcement provides guidance on the accounting effect, if any, that arises from the different signing dates between the Health Care and Education Reconciliation Act of 2010, a reconciliation bill that amends the Patient Protection and Affordable Care Act, which we refer to collectively as the “Acts.” Recently, questions have arisen about whether and how the different signing dates will affect the accounting for these two Acts for that limited number of registrants with a period end that falls between the two signing dates. We do not believe this will impact our financial statements at this time.

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

Our exposure to interest rates also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. Any outstanding borrowings under our term loan and line of credit bear a variable rate of interest based upon the applicable LIBOR or prime rate and is adjusted monthly based upon changes in the Federal Reserve’s prime rate. On May 4, 2010, we paid down our outstanding term loan of $20.0 million, which bore interest at LIBOR (not less than 1.25%) plus 6.50%, in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million. As of September 25, 2010, we had no term loans outstanding. As of September 25, 2010, there were no outstanding borrowings under the revolving credit facility.

Foreign Currency Risk

Our sales contracts and vendor payables are primarily denominated in U.S. dollars and, therefore, the majority of our revenues and operating expenses are not subject to foreign currency risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 25, 2010, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

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

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. For example, on December 28, 2009, we filed a lawsuit against Wi-LAN Inc., or Wi-LAN, of Ontario, Canada, in the federal court in the Northern District of California, seeking declaratory relief that we do not infringe U.S. Patents Nos. 5,956,323 and 6,763,019, allegedly owned by Wi-LAN. On March 22, 2010 Wi-LAN filed a motion to dismiss the lawsuit, or alternatively to transfer it to the Eastern District of Texas where, on April 1, 2010, Wi-LAN filed, a counterclaim alleging that we infringed the ‘323 and ‘019 patents. That action by Wi-LAN seeks monetary and injunctive relief. On September 29, 2010, Wi-LAN withdrew the motion to dismiss or transfer. We intend to continue to vigorously pursue its lawsuit and defend against all Wi-LAN claims and counterclaims. While we believe we have substantial and meritorious arguments and defenses, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty, and we are not currently able to estimate the loss, if any, that may result from the claims against it. If Wi-LAN is successful in obtaining injunctive relief, it could force us to stop or alter certain of its business activities.

On September 17, 2010, September 20, 2010 and September 21, 2010, three purported class action complaints were filed by three purported stockholders of Occam in the California Superior Court for Santa Barbara County: Kardosh v. Occam Networks, Inc., et al., or the Kardosh complaint; Kennedy v. Occam Networks, Inc., et al., or the Kennedy complaint; and Moghaddam v. Occam Networks, Inc., et al., or the Moghaddam complaint, respectively The Kardosh, Kennedy, and Moghaddam complaints, which are referred to collectively as the merger transaction class action complaints, are substantially similar. Each of the merger transaction class action complaints names us as a defendant and also names Occam and the members of the Occam board as defendants. The Kennedy complaint also names the Merger Subs as defendants.

The merger transaction class action complaints generally allege that the members of the Occam board breached their fiduciary duties in connection with the proposed acquisition of Occam by our company, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction. The complaints allege that we and the other entity defendants aided and abetted the alleged breaches of fiduciary duty. The plaintiffs seek injunctive relief directing the individual defendants to comply with their fiduciary duties and enjoining the proposed merger transaction, and rescinding the merger transaction and awarding damages in an unspecified amount in the event the merger transaction closes, as well as plaintiffs’ costs, attorney’s fees, and other relief.

We are reviewing the merger transaction class action complaints and have not yet formally responded to them, but believe the plaintiffs’ allegations are without merit and intend to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that our defense of these actions will be successful. Additional complaints containing substantially-similar allegations may be filed in the future.

We are not presently a party to any other legal proceedings which, if determined adversely to the company, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition.

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

We have experienced net losses in each year of our existence. For the nine months ended September 25, 2010 and September 26, 2009, we incurred net losses of $17.8 million and $25.3 million, respectively. As of September 25, 2010, we had an accumulated deficit of $410.9 million.

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

Demand for our products depends on the magnitude and timing of capital spending by CSPs as they construct, expand and upgrade their access networks. For the nine months ended September 25, 2010, CenturyLink, Inc., or CenturyLink, purchased a significant amount of our access systems and software. However, we cannot anticipate the level of CenturyLink’s purchases in the future. In April 2010, CenturyLink announced their pending merger with Qwest Communications. If the pending merger is approved, this could create uncertainty for us as to whether we will be chosen as a preferred network equipment vendor for the combined company. In addition, the recent economic downturn has contributed to a slowdown in telecommunications industry spending, including in the specific geographies and markets in which we operate. In response to reduced consumer spending, challenging capital markets or declining liquidity trends, capital spending for network infrastructure projects of CSPs could be delayed or cancelled. In addition, capital spending is cyclical in our industry and sporadic among individual CSPs, and can change on short notice. As a result, we may not have visibility into changes in spending behavior until nearly the end of a given quarter. CSP spending on network construction, maintenance, expansion and upgrades is also affected by seasonality in their purchasing cycles, reductions in their budgets and delays in their purchasing cycles. Many factors affecting our results of operations are beyond our control, particularly in the case of large CSP orders and network infrastructure deployments involving multiple vendors and technologies where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the customer or other providers, and changes in customer requirements or installation plans. Further, CSPs may not pursue infrastructure upgrades that require our access systems and software. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, mergers, lack of consumer demand for advanced communications services and alternative approaches to service delivery. Reductions in capital expenditures by CSPs may slow our rate of revenue growth. As a consequence, our results for a particular quarter may be difficult to predict, and our prior results are not necessarily indicative of results likely in future periods.

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

The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our competitors include companies such as ADTRAN, Inc., Alcatel- Lucent S.A., Enablence Technologies Inc., Huawei Technologies Co., Ltd., LM Ericsson Telephone Company, or Ericsson, Motorola, Inc., Occam (the company which we are seeking to acquire), Tellabs, Inc. and Zhone Technologies, Inc.

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

The market for broadband access equipment is dominated primarily by large, established vendors. In addition, some of our competitors have merged, made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. Examples include the merger of Alcatel S.A. with Lucent Technologies, Inc. in November 2006, Ericsson’s acquisitions of Redback Networks Inc. in January 2007 and Entrisphere Inc. in February 2007, Ciena Corporation’s acquisition of World Wide Packets, Inc. in 2008 and Nortel’s Metro Ethernet Networks business in March 2010 and Enablence Technologies, Inc.’s acquisition of Teledata Networks, Ltd. in June 2010. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do and are better positioned to acquire and offer complementary products and services technologies. Many of our competitors have broader product lines and can offer bundled solutions, which may appeal to certain customers. Our competitors may invest additional resources in developing more compelling product offerings. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features, because the products that we and our competitors offer require a substantial investment of time and funds to install. In addition, as a result of these transition costs, competition to secure contracts with potential customers is particularly intense. Some of our competitors may offer substantial discounts or rebates to win new customers. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or achieve profitability. Competitive pressures could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could reduce our revenue and adversely affect our financial results.

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

We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the nine months ended September 25, 2010 and September 26, 2009, our research and development expenses were $39.2 million, or 20% of our revenue, and $33.2 million, or 23% of our revenue, respectively. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.

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

We do not have internal manufacturing capabilities, and rely upon a small number of contract manufacturers to build our products. In particular, we rely on Flextronics International Ltd., or Flextronics, for the manufacture of most of our products. Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. We do not have supply contracts with Flextronics or our other manufacturers. Consequently, these manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price. In addition, we have limited control over our contract manufacturers’ quality systems and controls, and therefore may not be able to ensure levels of quality manufacture suitable for our customers.

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

We may not be able to protect our intellectual property, which could impair our ability to compete effectively.*

We depend on certain proprietary technology for our success and ability to compete. As of September 25, 2010, we held 25 U.S. patents expiring between 2015 and 2028, and had 31 pending U.S. patent applications. Two of the U.S. patents are also covered by granted international patents, one in five countries and the other in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.

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

On December 28, 2009, we filed a lawsuit against Wi-LAN Inc., or Wi-LAN, of Ontario, Canada, in the federal court in the Northern District of California, seeking declaratory relief that we do not infringe U.S. Patents Nos. 5,956,323 and 6,763,019, allegedly owned by Wi-LAN. On March 22, 2010 Wi-LAN filed a motion to dismiss our lawsuit, or alternatively to transfer it to the Eastern District of Texas where, on April 1, 2010, Wi-LAN filed, a counterclaim alleging we infringed the ‘323 and ‘019 patents. That action by Wi-LAN seeks monetary and injunctive relief. On September 29, 2010, Wi-LAN withdrew the motion to dismiss or transfer. We intend to continue to vigorously pursue our lawsuit, and defend against all Wi-LAN claims and counterclaims. While we believe we have substantial and meritorious arguments and defenses, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty, and we are not currently able to estimate the loss, if any, that may result from the claims against us. If Wi-LAN is successful in obtaining injunctive relief, it could force us to stop or alter certain of our business activities.

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

In February 2006, we acquired Optical Solutions, Inc. in order to support the expansion of our product and service offerings. On September 16, 2010, we entered into a definitive agreement to acquire Occam, which is discussed further in our report on Form 8-K filed on September 16, 2010. We may in the future acquire other businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. We have limited experience making such acquisitions. Any of these transactions could be material to our financial condition and results of operations. The anticipated benefit of acquisitions may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

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

Our obligation to issue performance bonds to satisfy requirements under RUS and ARRA-related contracts may negatively impact our working capital and financial condition.

We are often required to issue performance bonds to satisfy requirements under our RUS contracts, and expect that we may also be required to issue such bonds under the terms of contracts required by Broadband Stimulus programs under the American Recovery and Reinvestment Act of 2009, or ARRA. The performance bonds generally cover the full amount of the RUS contract, and may be the same for ARRA contracts. Upon our performance under the contract and acceptance by the customer, the performance bond is released. The time period between issuing the performance bond and its release can be lengthy. We issue letters of credit under our existing credit facility to support these performance bonds. In the event we do not have sufficient capacity under our credit facility to support these bonds, we will have to issue certificates of deposit, which could materially impact our working capital or limit our ability to satisfy such contract requirements. In the event that we are unable to issue such bonds, we may lose business and customers who purchase under RUS and ARRA contracts. In addition, if we exhaust our credit facility or working capital reserves in issuing such bonds, we may be required to eliminate or curtail expenditures to mitigate the impact on our working capital or financial condition.

Our use of and reliance upon development resources in China may expose us to unanticipated costs or liabilities.

We operate a wholly foreign owned enterprise, or WFOE, in Nanjing, China, where a dedicated team of engineers performs quality assurance and cost reduction engineering. We also outsource a portion of our software development to a team of software engineers based in Shenyang, China. Our reliance upon development resources in China may not enable us to achieve meaningful product cost reductions or greater resource efficiency. Further, our development efforts and other operations in China involve significant risks, including:

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

As a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements. We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities Exchange Commission, or SEC, and the New York Stock Exchange, or NYSE. Furthermore, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and the NYSE, would likely result in increased costs to us as we respond to their requirements. We are investing resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue generating activities to compliance activities.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of an investment in our common stock may decline.*

An active public market for our shares may not continue to develop or be sustained. Shares of our common stock were sold in our initial public offering in March 2010 at a price of $13.00 per share, and our common stock has subsequently traded as high as $18.00 and as low as $9.57. The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this prospectus and others such as:

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

Our directors, executive officers and principal stockholders and their respective affiliates will continue to have substantial influence over us and could delay or prevent a change in corporate control.*

As of September 25, 2010, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 58.8% of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares by existing stockholders could cause our stock price to decline.*

Of the 37,340,663 shares of our common stock outstanding as of September 25, 2010, 7.3 million shares have been freely tradeable, without restriction, in the public market. In addition, certain contractual lock-up and other legal restrictions on resale for approximately 30.1 million shares of our common stock expired on October 3, 2010 and these shares became eligible for sale in the public market as of October 4, 2010. In addition, (i) the 5.4 million shares subject to RSUs, (ii) the 0.7 million shares subject to outstanding options under our 1997 Long-Term Incentive and Stock Option Plan, 2000 Stock Plan and 2002 Stock Plan and (iii) the 6.1 million shares reserved for future issuance under our 2010 Equity Incentive Award Plan and Employee Stock Purchase Plan as of September 25, 2010 will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

We will continue to have broad discretion to determine how to use the funds raised in our recent initial public offering, and may use them in ways that may not enhance our operating results or the price of our common stock.*

Our management will continue to have broad discretion over the use of proceeds from our recent initial public offering, and we could spend the proceeds in ways our stockholders may not agree with or that do not yield a favorable return. We intend to use the net proceeds from the initial public offering for working capital, capital expenditures and other general corporate purposes. We used a portion of the net proceeds to repay our credit facility and have allocated additional amounts to acquire Occam, which is discussed further in our report on Form 8-K filed on September 16, 2010. We may in the future acquire other complementary businesses, products and technologies. If we do not invest or apply the proceeds of the initial public offering in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

On September 16, 2010, we entered into a definitive agreement to acquire Occam, which is discussed further in our report on Form 8-K filed on September 16, 2010. In connection with our efforts to acquire Occam, we have committed approximately $88.9 million in cash as part of the acquisition cost. In the future we may use a portion of the remaining net proceeds from the offering to acquire other complementary businesses, products or technologies.

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

CALIX, INC. (Registrant)

Dated: October 21, 2010	By:	/S/ CARL RUSSO
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Dated: October 21, 2010	By:	/S/ KELYN BRANNON
Kelyn Brannon
Chief Financial Officer (Principal Financial Officer)