Form 10-K
period 2010-12-31
CALIX, INC
filed 2011-02-24
CIK 1406666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34674

Calix, Inc.

(Exact name of registrant as specified in its charter)

Delaware	68-0438710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1035 N. McDowell Blvd.
Petaluma, California	94954
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (707) 766-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.025 par value	The New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

_____________________________________________________________

(Title of class)

_____________________________________________________________

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Common Stock held by nonaffiliates of the registrant based upon the closing sale price on the New York Stock Exchange on June 26, 2010, was approximately $313,391,293. Shares held by each executive officer, director and by each person who owns 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2011, the number of shares of the registrant’s common stock outstanding was 38,782,111.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2011 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding Calix’s future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. Forward-looking statements include, without limitation, Calix’s expectations concerning the outlook for its business, productivity, plans and goals for future operational improvements and capital investments, operational performance, future market conditions or economic performance and developments in the capital and credit markets and expected future financial performance.

Forward-looking statements involve a number of risks, uncertainties and assumptions, and actual results or events may differ materially from those projected or implied in those statements. Important factors that could cause such differences include, but are not limited to:

•	our ability to predict our revenue and plan our expenses appropriately;

•	the capital spending patterns of communications service providers, or CSPs, and any decrease or delay in capital spending by CSPs due to economic, regulatory or other reasons;

•	the impact of government-sponsored programs on our customers;

•	intense competition;

•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;

•	our ability to achieve market acceptance of our products and CSPs’ willingness to deploy our new products;

•	the concentration of our customer base;

•	the length and unpredictability of our sales cycles;

•	our focus on CSPs with limited revenue potential;

•	our lack of long-term, committed-volume purchase contracts with our customers;

•	our ability to increase our sales to larger North American as well as international CSPs;

•	our exposure to the credit risks of our customers;

•	fluctuations in our gross margin;

•	the interoperability of our products with CSP networks;

•	our dependence on sole and limited source suppliers;

•	our ability to manage our relationships with our contract manufacturers;

•	our ability to forecast our manufacturing requirements and manage our inventory;

•	our products’ compliance with industry standards;

•	our ability to expand our international operations;

•	the ability to address and resolve risks related to acquisitions

•	our ability to protect our intellectual property and the cost of doing so;

•	the quality of our products, including any undetected hardware errors or bugs in our software;

•	our ability to estimate future warranty obligations due to product failure rates;

•	our ability to obtain necessary third-party technology licenses;

•	any obligation to issue performance bonds to satisfy requirements under RUS contracts;

•	the attraction and retention of qualified employees and key personnel; and

•	our ability to maintain proper and effective internal controls.

Calix cautions you against placing undue reliance on forward-looking statements, which reflect our current beliefs and are based on information currently available to us as of the date a forward-looking statement is made. Forward-looking statements set forth herein speak only as of the date of this report of Form 10-K. We undertake no obligation to revise forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs. In the event that we do update any forward-looking statements, no inference should be made that we will make additional updates with respect to that statement, related matters, or any other forward-looking statements.

PART I

Item 1.	Business.

Overview

Calix (together with its subsidiaries, “Calix,” the “Company,” “our,” “we,” or “us”) was incorporated in August 1999, and is a Delaware Corporation. We are a leading provider in North America of broadband communications access systems and software for fiber- and copper-based network architectures that enable communications service providers, or CSPs, to connect to their residential and business subscribers. We enable CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. We focus solely on CSP access networks, the portion of the network which governs available bandwidth and determines the range and quality of services that can be offered to subscribers. We develop and sell carrier-class hardware and software products, which we referred to as the Unified Access portfolio, that are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively.

Our Unified Access portfolio consists of two core platforms, the C7 multiservice, multiprotocol access platform, or C-Series platform, and the E-Series Ethernet service access platforms and nodes, or E-Series platforms and nodes, along with complementary P-Series optical network terminals, or ONTs, and the Calix Management System, or CMS, network management software. Our broad and comprehensive portfolio serves the CSP network from the central office to the subscriber premises and enables CSPs to deliver both basic voice and data and advanced broadband services over legacy and next-generation access networks. These packet-based platforms enable CSPs to rapidly introduce new revenue-generating services, while minimizing the capital and operational costs of CSP networks. The Unified Access portfolio allows CSPs to evolve their networks and service delivery capabilities at a pace that balances their financial, competitive and technology needs.

We believe that the rapid growth of Internet and data traffic, introduction of bandwidth-intensive advanced broadband services, such as high-speed Internet, Internet protocol television, or IPTV, mobile broadband, high-definition video and online gaming, and the increasingly competitive market for residential and business subscribers are driving CSPs to invest in and upgrade their access networks. We also believe that CSPs will gradually transform their access networks to deliver these advanced broadband services over fiber-based networks, thereby preparing networks for continued bandwidth growth, the introduction of new services and more cost-effective operations. During this time, CSPs will increasingly deploy new fiber-based network infrastructure to enable this transition while continuing to support basic voice and data services over legacy networks. Our portfolio is designed to enable this evolution of the access network efficiently and flexibly.

We market our access systems and software to CSPs in North America, the Caribbean and Latin America through our direct sales force. As of December 31, 2010, we have shipped over eight million ports of our Unified Access portfolio to more than 600 North American and international customers, whose networks serve over 40 million subscriber lines in total. Our customers include 14 of the 20 largest U.S. Incumbent Local Exchange Carriers, or ILECs. In addition, we have over 275 commercial video customers and have enabled over 475 customers to deploy gigabit passive optical network, or GPON, Active Ethernet and point-to-point Ethernet fiber access networks.

We have a single reporting segment. Additional information about geographic areas required by this item is incorporated herein by reference to Note 15—”Segment Information” of the Notes to consolidated financial statements, beginning on page 69 of this Form 10-K.

Industry Background

CSPs compete in a rapidly changing market to deliver a range of voice, data and video services to their residential and business subscribers. CSPs include wireline and wireless service providers, cable multiple system operators, or MSOs, and municipalities. The rise in Internet-enabled communications has created an environment in which CSPs are competing to deliver voice, data and video offerings to their subscribers across fixed and mobile networks. Residential and business subscribers now have the opportunity to purchase an array of services such as basic voice and data as well as advanced broadband services such as high-speed Internet, IPTV, mobile broadband, high-definition video and online gaming from a variety of CSPs. The rapid growth in new services is generating increased network traffic.

For example, Cisco Systems, Inc. estimates that global IP traffic will grow at a compound annual growth rate of 40% from approximately 10,000 petabytes per month in 2008 to approximately 56,000 petabytes per month in 2013. We believe that increased network traffic will be largely driven by video, which is expected to account for over 90% of global consumer traffic by 2013. CSPs are also broadening their offerings of bandwidth-intensive advanced broadband services, while maintaining support for their widely utilized basic voice and data services. CSPs are being driven to evolve their access networks to enable cost-effective delivery of a broad range of services demanded by their subscribers. According to estimates by Infonetics Research, CSPs will increase their aggregate spending on broadband aggregation equipment, fiber-based access equipment, cable aggregation equipment, mobile backhaul equipment and carrier Ethernet equipment in North America from $7.6 billion in 2009 to $11.2 billion in 2013 and worldwide from $35.9 billion in 2009 to $54.7 billion in 2013.

With strong subscriber demand for low latency and bandwidth-intensive applications, CSPs are seeking to offer new services, realize new revenue streams, build out new infrastructure and differentiate themselves from their competitors. CSPs typically compete on their cost to acquire and retain subscribers, the quality of their service offerings and the cost to deploy and operate their networks. In the past, CSPs offered different solutions delivered over distinct networks designed for specific services and were generally not in direct competition. For example, traditional wireline service providers provided voice services whereas cable MSOs delivered cable television services. Currently, CSPs are increasingly offering services that leverage Internet protocol, or IP, thereby enabling CSPs of all types to offer a comprehensive bundle of IP-based voice, data and video services to their subscribers. This has increased the level of competition among CSPs as wireline and wireless service providers, cable MSOs and other CSPs can all compete for the same residential and business subscribers using similar types of IP-based services.

Access Networks are Critical and Strategic to CSPs and Policymakers

Access networks, also known as the local loop or last mile, directly and physically connect the residential or business subscriber to the CSP’s central office or similar facilities. The access network is critical for service delivery as it governs the bandwidth capacity, service quality available to subscribers and ultimately the services CSPs can provide to subscribers. Providing differentiated, high-speed, high quality connectivity has become increasingly critical for CSPs to retain and expand their subscriber base and to launch new services. Typically, subscribers consider service breadth, price, ease of use and technical support as key factors in the decision to purchase services from a CSP. As CSPs face increasing pressure to retain their basic voice and data customers in response to cable MSOs offering voice, data and video services, it is critical for CSPs to continue to invest in and upgrade their access networks in order to maintain a compelling service offering, drive new revenue opportunities and maintain and grow their subscriber base. Access networks can meaningfully affect the ongoing success of CSPs.

Governments around the world recognize the importance of expanding broadband networks and delivering advanced broadband services to more people and businesses. For example, in February 2009, the U.S. government passed the American Recovery and Reinvestment Act, or ARRA, which set aside approximately $7.2 billion as Broadband Stimulus funds for widening the reach of broadband access across the United States. These funds, distributed in the form of grants, loans and loan guarantees, primarily target wireline and wireless service providers operating in rural, unserved and underserved areas in the United States. Many CSPs are actively pursuing stimulus funds and have submitted various proposals to receive assistance for their broadband access infrastructure projects. Awards for these projects were issued between December 2009 and September 2010.

Limitations of Traditional Access Networks

CSPs rely on the capabilities and quality of their access networks to sustain their business and relationships with their subscribers. In the past, subscribers had little influence over the types of services provided by CSPs. Today, subscribers can be more selective among CSPs and they are increasingly demanding advanced broadband services in addition to basic voice and data services. In general, access networks are highly capital intensive and CSPs have historically upgraded capacity as technology and subscriber demands on their networks changed. CSPs will increasingly integrate fiber-and Ethernet-based access networks to enable the delivery of more advanced broadband services at a lower cost while at the same time enabling the continued delivery of basic voice and data services. Thus far CSPs have taken an incremental approach to capacity upgrades in their access networks. As a result CSPs face multiple challenges concerning their access networks, business models and service delivery capabilities, including:

•

A Complex Patchwork of Networks and Technologies—In order to upgrade their access networks CSPs have typically added networks for new residential or business services that they deliver, such as digital subscriber line, or DSL, data over cable service interface specification, or DOCSIS, GPON or Gigabit Ethernet on top of existing networks. This led to an overbuild of access technologies and an unnecessarily complex patchwork of physical connections between the central office and the subscriber. In addition, CSPs have generally begun to expand the penetration of fiber into their access networks, thereby shortening the length of the subscriber connection through other lower bandwidth media types (such as copper-based or coaxial cable-based networks). CSPs have also attempted to evolve their access networks to enable more efficient packet-based services by adding Ethernet protocols on top of existing asynchronous transfer mode, or ATM, and DSL protocols. In addition, CSPs have often deployed separate equipment to facilitate the delivery of Synchronous Optical Networking, or SONET, Gigabit Ethernet and 10 Gigabit Ethernet transport which connects CSP central offices with their access networks, further increasing the complexity and the cost of their networks. This approach has left most CSPs with disparate architectures, features, functions and capabilities in different parts of their networks. This increasingly complex, patchwork approach to deploying access networks and delivering new services to their subscribers has created potential complications for CSPs within their access networks. These potential complications limit data transmission capability, increase the cost of operation and maintenance and can negatively impact the subscriber experience.

•

Limited Capacity from Legacy Access Architectures—Legacy access network architectures were designed to address earlier generation communication demands of wireline telephone, cable television and cellular services. Such access networks have physical limitations in their ability to scale bandwidth, avoid latency issues and deliver advanced broadband services, which subscribers demand today and are expected to increasingly demand in the future. In addition, CSPs understand the need to add fiber to their networks to provide the bandwidth required to scale advanced broadband services. However, it is costly and complex to integrate fiber-based technologies into legacy access networks.

•

Inflexible Technologies Increase Network Switching Costs—Legacy access networks were architected around a narrow set of technologies. For example, traditional voice calls use circuit switching technology to allocate a fixed amount of network capacity to each call, regardless of whether such capacity is fully utilized. The emergence of packet-based technologies, primarily IP and Ethernet, has significantly improved the ability to transmit data efficiently across networks as bandwidth is only consumed when signals are actually being transmitted. Most legacy access networks do not allow circuit- and packet-based technologies to co-exist or to evolve from one technology to another.

•

Inefficient Service Roll-out Constrains Subscriber Offerings—Legacy access networks were designed to support a narrow range of services and as a result, they limit the ability of CSPs to provision the advanced broadband services increasingly demanded by their subscribers. Packet-based networks are more flexible and efficient than traditional circuit-switched networks. For example, to provision additional business services in a legacy access network, a CSP would typically deploy additional physical connections and equipment, whereas packet-based infrastructure allows a CSP to change or add services virtually, without the presence of a service technician or the installation of new equipment. In order to deploy these services quickly and efficiently, CSPs must be able to utilize their existing infrastructure while upgrading the legacy access network to packet-based technologies.

•

Highly Reliable Access Products are Difficult to Engineer and Manage—Given the critical nature of access networks and their typical deployment in remote and distant locations, access infrastructure products must be highly reliable. Unlike most other communications equipment which is deployed in environmentally controlled central offices or similar facilities, most access equipment is deployed in outdoor environments and must be specifically engineered to operate in variable and often extremely harsh conditions, as well as fit into smaller spaces, such as on a street corner, near office buildings or on the side of a house or cellular tower. Since the access portion of the network is broadly distributed, it is expensive as well as difficult to manage and maintain. CSPs require access network equipment that can perform reliably in these uncontrolled environments and be deployed in a variety of form factors, thereby adding significant engineering and product development challenges as compared to most other forms of communications infrastructure equipment. In addition, some portion of the access market is supported by government initiatives and products sold into this segment require additional government certifications and approvals in order to qualify for deployment.

•

Expensive to Deploy and Operate—As a result of deploying multiple networks with discrete functions, legacy access networks require a wide variety of equipment to be installed, maintained and ultimately replaced, thereby placing a significant and recurring capital and operating expense burden on the CSP. Once installed, this equipment occupies valuable space inside a central office, requires frequent labor-intensive maintenance and consumes meaningful amounts of power. Moreover, the lack of integration across protocols and fiber- and copper-based network architectures negatively impacts network performance. Inferior network performance diminishes the subscriber experience and increases network operating costs by increasing service calls, the number of required support staff and the frequency of equipment upgrades and replacements. As broadband network availability and quality are becoming more critical to subscribers, lack of network reliability can be materially disruptive, expensive and ultimately increase subscriber churn, thereby negatively impacting the CSP’s business.

Given these limitations of legacy access networks, CSPs will increasingly emphasize fiber- and Ethernet-based technologies in their access networks thereby enabling the rapid, cost-effective deployment of advanced broadband services. Such technologies reduce overhead expenses, simplify network architectures and seamlessly integrate legacy and next-generation networks. Calix therefore believes that successful CSPs will be those that evolve from providing basic subscriber connectivity to providing the most relevant services and subscriber experience.

The Calix Solution

We are a leading provider in North America of broadband communications access systems and software for fiber- and copper-based network architectures that enable CSPs to connect to their residential and business subscribers. Our Unified Access Infrastructure portfolio enables CSPs to quickly meet subscriber demands for both basic voice and data as well as advanced broadband services, while providing CSPs with the flexibility to optimize and transform their networks at a pace that balances their financial, competitive and technology needs. Our systems and software leverage packet-based technologies that enable CSPs to offer a wide range of revenue-generating services, from basic voice and data to advanced broadband services regardless of protocol or network connection media. Our Unified Access Infrastructure portfolio consists of our C-Series platform, our E-Series platforms, our complementary P-Series ONTs and CMS.

We believe that our Unified Access Infrastructure portfolio of network and premises-based solutions provides the following benefits to CSPs:

•

Single Unified Access Network for Basic and Advanced Services—Our Unified Access Infrastructure portfolio allows for a broad range of subscriber services to be provisioned and delivered over a single unified network. These systems can deliver basic voice and data, advanced broadband services, including high-speed Internet, IPTV, mobile broadband, high-definition video and online gaming, as well as integrated transport within our Unified Access Infrastructure portfolio, all of which can be monitored and managed by CMS. In addition, our systems can be deployed in both small and large form factors across multiple deployment scenarios depending on subscriber proximity and service requirements. Our multiservice approach allows CSPs to utilize their legacy access networks during the course of their equipment upgrade and network migration, saving them time and money in delivering both basic voice and data and advanced broadband services.

•

High Capacity and Operational Efficiency—Our Unified Access Infrastructure portfolio is designed to facilitate the evolution of CSP access networks to fiber- and Ethernet-based network architectures. Our portfolio includes platforms that exceed the capacity of the products of our most direct competitors. Our platforms are designed and optimized for fiber- and copper-based network architectures. We also have a broad portfolio of feature-rich fiber ONTs that serve as the on-premises gateways for new services to subscribers. Our extended reach GPON offers our customers greater capacity and operational efficiencies, including the ability to reach subscribers further away from a CSP’s central office, thereby also allowing CSPs to consolidate multiple central offices and further reduce operating expense. Furthermore, our ONTs auto-detect fiber access technologies supporting both GPON and Active Ethernet and provide CSPs additional cost and management efficiencies.

•

Highly Flexible Technology Solutions—Our Unified Access Infrastructure portfolio enables CSPs to utilize legacy access network infrastructure during their migration towards fiber- and Ethernet-based access networks. Our portfolio supports multiple protocols, different form factors and modular options optimized for a variety of installation locations and environments and multiple services delivered over fiber- and copper-based network architectures.

•

Seamless Transition to Advanced Services—Our Unified Access Infrastructure portfolio enables CSPs to better manage the evolution of their access networks by transitioning the delivery of basic voice and data services to advanced broadband services. Our C-Series platform supports ongoing demand for basic voice and data services and facilitates a seamless and controlled migration to IP-based services. For CSPs without legacy network constraints, our E-Series platforms allow CSPs to deploy advanced broadband services rapidly and cost effectively to their subscribers.

•

Highly Reliable and Purpose-Built Solutions for Demands of Access—Our Unified Access Infrastructure portfolio is designed for high availability and purpose-built for the demands of access network deployments. Our carrier-class products are environmentally hardened and field-tested to be capable of withstanding harsh environmental conditions, including temperatures between –40 and 65 degrees Celsius, extremely dry or wet conditions and physical abuse. Our access systems are built and tested to meet or exceed network equipment-building system standards, which are a set of safety, spatial and environmental design guidelines for telecommunications equipment. Our products are highly compatible and designed to be easily integrated into the existing operational and management infrastructure of CSP access networks. Our portfolio can be deployed in multiple form factors and power configurations to address a wide range of deployment scenarios influenced by space and power constraints.

•

Compelling Customer Value Proposition—We believe our Unified Access Infrastructure portfolio offers CSPs a compelling value proposition. Our portfolio provides CSPs the flexibility to upgrade their networks over time, reduce operational costs and maximize their return on capital expenditures. Our packet-based platforms enable CSPs to offer new services more quickly and generate new revenue opportunities. We believe the interoperability and compatibility of our portfolio reduces the complexity and cost of managing CSP networks.

Our Strategy

Our Unified Access Infrastructure portfolio enables the delivery of basic voice and data and advanced broadband services, across multiple protocols and form factors over fiber- and copper-based network architectures. Our objective is to leverage our Unified Access Infrastructure portfolio to become the leading supplier of access systems and software that enable CSPs to transform their networks and business models to meet the changing demands of their subscribers. The principal elements of our strategy are:

•

Continue Our Sole Focus on Access Systems and Software—Our dedicated focus on access has been an important driver of our success with our customers. We believe our focus has allowed us to develop innovative access systems and a highly efficient service and deployment model that have been widely implemented by CSPs. For example, according to Broadband Properties Magazine’s October 2010 study of fiber access technology deployed by independent U.S. CSPs, we have deployed leading edge passive optical network fiber access solutions at 309 distinct CSPs representing 62% of all CSPs who have reported the vendor supplying their fiber access solutions. According to Infonetics Research, we were the leading provider of multiservice access platforms in North America during the calendar year of 2009, representing a 49% market share based on revenue. Virtually all of our large competitors in the access market devote some percentage of their resources to products outside of the access network, and in some cases, products not even designed for CSPs. We intend to continue to focus our efforts on the access market, which we believe will enable us to continue to deliver compelling, timely and innovative access solutions to CSPs.

•

Continue to Enable our Customers to Transform Their Networks and Business Models—We believe that residential and business subscribers are pressuring CSPs to expand their offerings through the delivery of superior subscriber experiences. In response, CSPs need to transform their networks and business models by rapidly provisioning new services while minimizing the capital and operational costs of their networks. We believe our Unified Access Infrastructure portfolio enables CSPs to introduce new revenue-generating services as demanded by their subscribers. As of December 31, 2010, over 275 of our customers have added commercial video services deployed over our Unified Access Infrastructure.

•

Continue to Engage Directly with Customers—We operate a differentiated business model focused on aligning with our customers through direct engagement, service and support. Our direct customer engagement model allows us to target our sales resources as well as align our product development efforts closely to our customers’ needs. Our direct engagement model is a key differentiator for our business and is critical to our continued market leadership.

•

Leverage our Growing Customer Footprint—As of December 31, 2010, we have shipped over eight million ports from our portfolio to more than 600 North American and international customers, whose networks serve over 40 million subscriber lines in total. Our customers include 14 of the 20 largest U.S. ILECs. This footprint provides us with the opportunity to sell additional components of our Unified Access Infrastructure portfolio to existing customers. For example, the vast majority of our existing customers have purchased additional line cards and other products from us after their initial purchase. We have also demonstrated that our footprint, combined with the flexibility of our portfolio, gives us incumbency benefits to sell complementary or new offerings in the future. For instance, since the introduction of our first E-Series platform in the fourth quarter of 2007, approximately 61% of our customers that originally purchased our C-Series platform have also purchased E-Series platforms to deliver complementary services to their subscribers.

•

Expand Deliberately into New Market and Applications—We believe that a disciplined approach to targeting markets and applications is critical to our long-term success. For example, we initially focused on rural ILECs and have achieved an industry leadership position as over 40% of U.S. Independent Operating Companies, or IOCs, have deployed our access systems and software. We have also recently entered new geographic markets, including Mexico and the Caribbean, where we now have significant deployments in the Bahamas, Barbados, Dominican Republic, Jamaica and Trinidad

and Tobago. We will continue our disciplined approach of targeting new applications in which we believe our products will rapidly gain customer adoption. For example, we are targeting additional markets for our fiber access solutions, including the mobile backhaul and cable business services markets.

•

Pursue Strategic Relationships, Alliances and Acquisitions—We intend to continue to pursue strategic technology and distribution relationships, alliances and acquisitions that align us with CSPs’ strategic direction to increase revenue-generating services while reducing the cost to deploy and operate their access networks. We believe these relationships, alliances and acquisitions will allow us to grow our footprint and enhance our ability to sell our access systems and software. We developed and invested in the Calix Compatible Program to assure interoperability across the ecosystem of the majority of vendors critical for implementing and delivering new advanced broadband services. This program has more than 67 technology members to date and enables our customers to rapidly deploy proven solutions in their access networks. We work with Cisco to provide GPON solutions in North America and have partnered with Microsoft to ensure successful interoperation between our products and its Mediaroom IPTV application. In addition, our acquisition of Optical Solutions, Inc. in 2006 has provided us with leading fiber access technology that has been integrated into our Unified Access Infrastructure portfolio.

Acquisition of Occam Networks, Inc.

On February 22, 2011, we completed our acquisition of Occam Networks, Inc. (“Occam”) in a stock and cash transaction valued at approximately $211.3 million. Upon the completion of the acquisition, each outstanding share of Occam common stock (other than those shares with respect to which appraisal rights were available, properly exercised and not withdrawn) converted into the right to receive (a) $3.8337 per share in cash, without interest plus (b) 0.2925 of a validly issued, fully paid and non-assessable share of Calix common stock.

The combined organization is expected to provide communications service providers globally with an enhanced portfolio of advanced broadband access systems, and accelerate innovation across the expanded Calix Unified Access portfolio. The acquisition is expected to result in more access options over both fiber and copper for communications service providers to deploy, which could expedite the proliferation of advanced broadband services to both residential and business subscribers, including such services as high-speed Internet, IPTV, VOIP, Ethernet business services, and other advanced broadband applications.

Customers

We operate a differentiated customer engagement model that focuses on direct alignment with our customers through sales, service and support. In order to allocate our product development and sales efforts efficiently, we believe that it is critical to target markets, customers and applications deliberately. We have traditionally targeted CSPs which own, build and upgrade their own access networks and which also value strong relationships with their access systems and software suppliers.

As of December 31, 2010, we had more than 600 customers, the majority of which are based in the United States. The U.S. ILEC market is composed of three distinct “tiers” of carriers, which we categorize based on their subscriber line counts and geographic coverage. Tier 1 CSPs are very large with wide geographic footprints. They have greater than ten million subscriber lines and they generally correspond with the former Regional Bell Operating Companies. Tier 2 CSPs also operate typically within a wide geographic footprint, but are smaller in scale, with subscriber lines that range from approximately one million subscriber lines to approximately eight million subscriber lines. Their service coverage areas are predominantly regional in scope and therefore are often known as Regional Local Exchange Carriers, or RLECs. Tier 3 CSPs consist of over 1,000 predominantly local operators typically focused on a single or a cluster of communities. Often called IOCs, they range in size from a few hundred to approximately half a million subscriber lines. Because of similarities in subscriber line size and focused market footprint, we typically include Competitive Local Exchange Carriers and municipalities in this market segment.

To date, we have focused primarily on Tier 2 and Tier 3 CSPs. As a result, our customers include 14 of the largest 20 ILECs in the United States, as measured by subscriber lines. Our existing customers’ networks serve over 40 million subscriber lines. Representative Tier 2 customers include CenturyLink, Inc. (formed by the merger of CentruyTel, Inc. and Embarq Corporation, completed as of July 1, 2009), Windstream Corp. and TDS Telecommunications Corporation. Our Tier 3 CSP customers have historically accounted for a large percentage of our sales. We also serve new entrants to the access services market who are building their own access networks, including cable MSOs, such as Cox Communications, and municipalities. Moreover, we have entered new geographic markets, such as the Caribbean, where we already have significant deployments in locations such as the Bahamas, Barbados, Dominican Republic, Jamaica and Trinidad and Tobago. We anticipate that we will target CSPs outside North America as part of our expansion strategy.

We have a number of large customers who have represented a significant portion of our sales in a given period. For example, for 2010, CenturyLink, Inc. and its predecessors Embarq Corporation and CenturyTel, Inc., which we refer to together as CenturyLink, accounted for 29% of our revenue. For 2009, CenturyLink, Inc. accounted for 38% of Calix’s revenue. In 2008, CenturyLink, Inc. and one other customer accounted for 25% and 11% of our revenue, respectively.

Some of our customers within the United States use or expect to use government-supported loan programs or grants to finance capital spending. Loans and grants through RUS, which is a part of the United States Department of Agriculture, are used to promote the development of telecommunications infrastructure in rural areas. In addition, the Broadband Stimulus initiatives under the ARRA may also make funds available to certain of our customers.

Sales to customers outside of the United States represented approximately 15% of our revenues for the year ended December 31, 2010, 9% of our revenues for the year ended 2009 and 16% of our revenues for the year ended 2008. To date, our sales outside of the United States have predominantly been to customers in the Caribbean.

Customer Engagement Model

We market and sell our access systems and software exclusively through our direct sales force, supported by marketing and product management personnel. Our sales effort is organized either by named accounts or regional responsibilities. Account teams comprise sales managers, supported by sales engineers and account managers, who work to target and sell to existing and prospective CSPs. The sales process includes analyzing their existing networks and identifying how they can utilize our products within their networks. We also offer advice regarding eligibility and also support proposals to the appropriate agencies when we are a material supplier. We believe that our direct customer engagement approach provides us with significant differentiation in the customer sales process by aligning us more closely with our customers’ changing needs.

As part of our sales process, CSPs will usually perform a lab trial or a field trial of our access systems prior to full-scale commercial deployment. This is most common for CSPs purchasing a particular access system for the first time. Upon successful completion, the CSP generally accepts the lab and field trial equipment installed in its network and may continue with deployment of additional access systems. Our sales cycle, from initial contact with a CSP through the signing of a purchase agreement, may, in some cases, take several quarters.

Typically our customer agreements contain general terms and conditions applicable to purchases of our access systems and software. By entering into a customer agreement with us, a customer does not become obligated to order or purchase any fixed or minimum quantities of our access systems and software. Our customers generally order access systems and software from us by submitting purchase orders that describe, among other things, the type and quantities of our access systems and software that they desire to order, the delivery and installation terms and other terms that are applicable to our access systems and software. Customers who have been awarded RUS loans or grants are required to contract under form contracts approved by RUS.

Our direct customer engagement model extends to service and support. Our service and support organization works closely with our customers to ensure the successful installation and ongoing support of our Unified Access Infrastructure portfolio. Our service and support organization provides technical product support and consults with our customers to address their needs. We offer our customers a range of support offerings, including program management, training, installation and post-sales technical support. As a part of our pre-sales effort, our engineers design the implementation of our products in our customers’ access networks to meet their performance and interoperability requirements.

Our U.S.-based technical support organization offers support 24 hours a day, seven days a week. With an active CMS license, customers receive access to telephone support and online technical information, software product upgrades and maintenance releases, advanced return materials authorization and on-site support, if necessary. CMS licenses are renewable on an annual basis. Most of our customers renew their CMS licenses. For customers not under CMS license, support is provided for a fee on a per-incident basis.

Products and Technology

We develop, sell and support carrier-class hardware and software products which we refer to as our Unified Access Infrastructure portfolio. Our Unified Access Infrastructure portfolio enables CSPs to deliver both basic voice and data and advanced broadband services over legacy and next-generation access networks. Our Unified Access Infrastructure consists of the following key features:

•

Broad Product Offering—We offer a comprehensive portfolio of access systems and software that is deployed in the portion of the network that extends from the central office or similar facilities to a subscriber’s premises. We sell our access systems in a variety of form factors, modular options and configurations that are important to CSPs. Our network-based products include our C-Series platform, which is our multiservice, multiprotocol access platform, and our Ethernet-focused E-Series platforms, which provide cost-effective, flexible service delivery of IP-based services. Our premises-based offering consists of our P-Series ONTs, which are deployed in combination with our C-Series and E-Series platforms. We offer an extensive line of ONTs to enable our customers to connect to their subscribers across a diverse set of form factors, protocols and functionality requirements.

•

Multiservice and Multiprotocol—We develop our products and an extensive offering of service interfaces to ensure CSPs can connect to their subscribers to enable the delivery of basic voice and data or advanced broadband services over fiber- and copper-based network architectures regardless of protocol. Our C-Series platform also enables CSPs to integrate IP and legacy protocols as well as the integration of fiber- and copper-based connectivity in a single chassis. In doing so, the C-Series platform allows CSPs to evolve their access infrastructures over time. Our E-Series platforms and nodes are multiservice but focus solely on Ethernet. Our E-Series platforms and nodes are well suited for CSPs who are using Ethernet to transform their networks. Our C-Series and E-Series platforms are often, but not required to be, deployed together so that the C-Series platforms can act as a protocol gateway for E-Series platforms and nodes.

•

Common Operating System Kernel—All of our access systems are interoperable and are designed to be easily deployed and managed together as a single, unified access network. The C7, E7 and the E5-300 and E5-400 utilize a common Ethernet kernel, which we refer to as the Ethernet Xtensible Architecture, or EXA, that was developed based on industry standard protocols and focused on the needs of the access network. Because our core platforms leverage this common operating system kernel, we can develop, test and introduce new access systems and software rapidly, and enable our customers to deploy advanced broadband services at their desired pace.

•

Unified Network Management—Our CMS is server-based network management software capable of overseeing and managing multiple C-Series and E-Series networks. In addition, CMS performs all provisioning, maintenance and troubleshooting operations across disparate access technologies and networks through a common user interface. This enables CSPs to manage and unify the various elements of our Unified Access Infrastructure portfolio as a single, scalable platform. CMS is often integrated by our customers with their back-office systems for billing and provisioning.

Our Unified Access Infrastructure portfolio allows CSPs to transform their legacy and mixed protocol access networks to fiber and Ethernet over time. CSPs often deploy our C-Series and/or E-Series platforms together in central offices or similar facilities to interconnect central offices. Our C-Series platform can act as a protocol gateway when deployed with our E-Series platforms. Our E-Series platforms can be deployed either in central offices, remote network locations, existing cabinets or in customer premises locations depending upon the CSP’s requirements. Both our C-Series and E-Series platforms and nodes interoperate with and can terminate network traffic from our P-Series ONTs.

A graphic representation of how the various components of our Unified Access Infrastructure portfolio work together is shown in the network diagram below:

The graphic above depicts how a CSP might deploy our Unified Access Infrastructure portfolio in a CSP network. The network is divided into four segments: (1) the routed core network, (2) the central office and the remote terminal, (3) the node and (4) the subscriber, business or multi-dwelling unit, or MDU, premises. First, voice, video or data content is aggregated by a router in the network core and transferred to a C7 or E7. The content is then sent around a redundant Ethernet transport ring, which operates using the 10 Gigabit Ethernet or Gigabit Ethernet standard. The ring consists of a variety of Calix access platforms, including the C7, the E7 and the E5-400, each of which may be located in other central offices or in remote terminal locations closer to subscribers. Content can be pulled from any one of these locations and delivered either to a Calix platform located at a remote node or directly to a subscriber premises. In the case where content is delivered to another Calix platform, the content can be delivered over a variety of fiber-based technologies, such as 10 Gigabit Ethernet, Gigabit Ethernet or multiple Gigabit Ethernet, or NxGE. Delivery to the subscriber premises over fiber or copper transmission lines is the final part of the access network. Delivery over fiber lines uses GPON, Active Ethernet or point-to-point Ethernet services, and delivery over copper lines uses DSL services or plain old telephone service, or POTS. Our CMS manages all aspects of the Unified Access Infrastructure portfolio and supports features that allow remote management of equipment across the network, including equipment at the subscriber premises.

Calix C-Series Multiservice, Multiprotocol Access Platform

Our C7 multiservice, multiprotocol access platform, or C-Series platform, is designed to support a wide array of basic voice and data services offered by CSPs, while also supporting advanced, high-speed, packet-based services such as Gigabit Ethernet, GPON and DSL (including very high-speed digital subscriber line 2, or VDSL2, and asymmetrical digital subscriber line 2+, or ADSL2+) and advanced applications like IPTV. In so doing, our C-Series platform facilitates network transformation by integrating the functions required to transport and deliver voice, data and video services over both fiber- and copper-based network architectures. Our C-Series platform is a chassis-based product with 23 line card slots, three of which are used for common logic, switching fabric and uplinks, with the remaining 20 slots available for any service interface card we offer. Our C-Series platform is managed using our CMS. Our high-capacity C-Series platform is flexible and is designed to be deployed in a variety of locations, including central offices, remote terminals, video headends and co-location facilities. Our C-Series platform leverages a common operating system kernel, the EXA, that it shares with most of our E-Series Ethernet service access platforms and nodes, or E-Series platforms and nodes, allowing for common provisioning and facilitated platform interoperability. The multiprotocol and integrated transport capabilities of our C-Series platform allow it to be deployed as an aggregation or gateway device for our E-Series platforms and nodes and P-Series ONTs.

Key technology differentiators of the C-Series platform are:

•	Protocol Independent—Our C-Series platform enables the integration of multiple protocols through a system architecture where line cards perform specific protocol processing.

•

High Capacity—Our C-Series platform can enable up to 200 gigabits per second total throughput capacity. It can provide service delivery speeds of up to 10 gigabits per second in network transport rings or directly to subscribers, which is significantly greater than the bandwidth that CSPs are typically providing to their subscribers. This enables CSPs to scale their advanced broadband service offerings over time without the need to change their equipment.

•

Flexible Switching Architecture—Our C-Series platform supports a highly scalable switching architecture with characteristics similar to high performance routers. All services are converted to packets on line cards allowing our platform to natively switch circuits, cells and packets. As a result, both legacy and advanced packet-based services can be supported simultaneously or uniformly, allowing the C-Series to be deployed as a pure Ethernet delivery platform, a traditional service delivery platform or a hybrid services platform.

•

Density—In typical applications, a single 14-inch high C-Series platform shelf can terminate 480 copper-based subscriber connections, or up to 5,120 fiber-to-the premises, or FTTP, subscribers using GPON. This functionality allows up to 2,400 subscribers of advanced broadband services over copper-based networks or over 25,000 subscribers over fiber-based networks to be served out of a single seven-foot rack in the central office.

•

Reduced Risk of Technological Obsolescence—As new services and technologies are introduced to the network, our flexible C-Series architecture allows CSPs to add or swap line cards to introduce new functionality into the access system. New services such as IPTV and voice-over-Internet-protocol require new features like Internet Group Management Protocol channel change processing and protocol gateway support, which can easily be added without substantial changes to existing equipment. As a result, equipment purchased by CSPs can have longer useful lives which can reduce CSPs’ capital expenditures.

•

Extensive Line Card Offering—Currently our C-Series platform offers 47 line cards that enable a diverse set of trunk and subscriber interfaces, ranging from basic voice service and specialized circuits to advanced broadband services such as packet-based Fast and Gigabit Ethernet, SONET (up to optical carrier-48, or OC-48), VDSL2 and ADSL2+ across multiple copper pairs and GPON. In addition, our C-Series platform supports multiple combinations of service interface cards in any slot at any time. We believe this flexibility provides CSPs the ability to evolve networks toward higher-capacity, packet-based service offerings in a minimally disruptive and cost-effective manner.

The following pictures depict the C-Series platform and sample line cards:

Calix E-Series Ethernet Service Access Platforms and Nodes

Our E-Series Ethernet service access platforms and Ethernet series access nodes, or E-Series platforms and nodes, consist of chassis-based platforms as well as fixed form factor nodes that are designed to support an array of advanced IP-based services offered by CSPs. Our E-Series platforms and nodes are designed to be carrier-class and enable CSPs to implement advanced Ethernet transport and aggregation, as well as voice, data and video services over both fiber- and copper-based network architectures. Our E-Series platforms and nodes are environmentally hardened and can be deployed in a variety of network locations, including central offices, remote terminals, video headends and co-location facilities. In addition, due to the small size of many of our E-Series platforms, most can be installed in confined locations such as remote nodes and multi-dwelling units, or MDUs. As such, many of our E-Series platforms and nodes can be deployed in most competitor and other third-party cabinets, or as stand-alone sealed nodes in our access network. Our E-Series platforms and nodes are managed using our CMS and can be deployed in conjunction with our C-Series platform and P-Series ONTs. We believe the deployment flexibility and Ethernet focus of our E-Series platforms and nodes make them well suited for CSPs extending Ethernet services and fiber closer to the subscriber premises.

Our E7 has two form factors. Our E7-2 is a one rack unit chassis with two line card slots, whereas the E7-20 is a 13 rack unit chassis with two common control card slots and 20 service line card slots. Our E7s deliver

Ethernet services over fiber, including a wide range of GPON, point-to-point Gigabit Ethernet, Active Ethernet and 10 Gigabit Ethernet services. Our other E-Series nodes include the fixed form factor E5-100 and E5-400 node families, as well as the E3-12C and E3-48 sealed Ethernet service access nodes, which collectively deliver high-speed broadband with interfaces that range from 10 Gigabit Ethernet transport and aggregation to ADSL2+, VDSL2 and point-to-point Gigabit Ethernet and Active Ethernet.

Key technology differentiators of the E-Series platforms are:

•

Standards-Based Switching Architecture—Our E7 and E5-400 utilize a common Ethernet kernel, the EXA, that was developed based on industry standard protocols and focused on the needs of the access network. EXA facilitates cross network awareness, installation, management and provisioning for our C-Series platform and our E-Series platforms.

•

Multiservice over Ethernet—Our E-Series platforms and nodes enable CSPs to offer high bandwidth, advanced broadband and low latency services across Ethernet over fiber- and copper-based network architectures.

•

Deployment Flexibility—Our E-Series platforms and nodes are composed of eight distinct small form factor configurations between 1 and 1.5 rack units in height and a 13 rack unit large chassis. The E-Series platforms and nodes are designed to deliver operational efficiencies without sacrificing deployment flexibility or service functionality. Our E-Series platforms are optimally sized to deliver high bandwidth services from a central office, remote terminal, remote node or MDU. For CSPs seeking additional flexibility and performance, the E7-2 is modular and stackable and can be combined with other E7s or other C-Series and E-Series platforms and nodes, all of which are managed by our CMS. Also managed by CMS, the E7-20 was built for the high capacity, low latency needs of the future.

•

High Capacity and Reliability—Our E-Series platforms and nodes have high data throughput capacity and are designed to meet the demanding bandwidth and low latency requirements of advanced broadband services for residential and business subscribers. Our E-Series platforms and nodes support a range of transport options from six 10 Gigabit Ethernet uplinks in each E7-2 chassis down to redundant Gigabit Ethernet in the E5-100 node family. Our chassis-based E7-2 supports a redundant 100 gigabits per second backplane in each deployable module with line cards that further support a minimum of 100 gigabits per second switching capacity. The E7-20 supports the same 100 gigabits per second line card switching capacity per card, but houses each card in a 20 service line card slot chassis with two terabits per second backplane. The E7 and the E5-400 also support transparent local area network services and were designed to be Metro Ethernet Forum compliant and to meet NEBS requirements.

•

Broad Array of Advanced Services Support—Our E-Series platforms and nodes support a broad array of advanced services. Our E5-100 node family supports up to 24 VDSL2 and 48 ADSL2+ overlay or combination voice and DSL services ports as well as DSL port bonding, and offers multiple Gigabit Ethernet network uplinks. Our E3-12 C supports up to 12 VDSL2 combination voice and DSL services ports as well as DSL port bonding, and offers multiple Gigabit Ethernet network uplinks. Our E3-48 supports up to 48 VDSL2 service ports as well as DSL port bonding, and offers multiple 10 Gigabit Ethernet and 2.5 or single Gigabit Ethernet uplinks. Our E7 and the E5-400 support a mix of GPON, Active Ethernet and multiple Gigabit Ethernet and 10 Gigabit Ethernet ports. Line card options include a mix of GPON, point-to-point Gigabit Ethernet and Active Ethernet, and 10 Gigabit Ethernet services, as well as traffic management and queuing, performance monitoring and virtual local area network stacking to support quality of service.

The following pictures depict the E-Series platforms:

Calix P-Series Optical Network Terminals

Our P-Series ONTs consist of a broad range of customer premises solutions, including standards-based ONTs, for residential and business use. Our P-Series ONTs can auto-detect the bandwidth of the network and enable CSPs to change line rates and features without expensive truck rolls or hardware replacements. Our family of ONTs are designed to support advanced broadband services, such as IPTV, RF video, business services and mobile backhaul. The design and flexibility of the P-Series allows CSPs to lower initial capital expenditures as well as reduce operational costs. To meet the deployment and service requirement needs of CSPs, we currently offer 30 ONT models available in a variety of form factors tailored to multiple deployment scenarios, including single homes, MDUs, businesses and cellular towers as illustrated below:

Calix Management System

Our CMS is server-based network management software which enables CSPs to remotely manage their access networks and scale bandwidth capacity to support advanced broadband services and video. Our CMS is capable of overseeing and managing multiple standalone networks and performs all provisioning, maintenance and troubleshooting operations for these networks across our entire product portfolio. Additionally, our CMS is designed to scale from small networks to large, geographically dispersed networks consisting of hundreds or even thousands of our access systems. Our CMS provides an enhanced graphic user interface and delivers a detailed view and interactive control of various management functions, such as access control lists, alarm reporting and security. For very large CSPs, our CMS can be used in conjunction with operational support systems to manage large, global networks with tens of millions of subscribers. Our CMS is scalable to support large networks and enables integration into the other management systems of our customers. For smaller CSPs, our CMS operates as a standalone element management system, managing service provisioning and network troubleshooting for hundreds of independent C-Series and E-Series networks consisting of thousands of shelves and P-Series ONTs.

We offer CSPs a graphical user interface-based management software for provisioning and troubleshooting a service, and the capacity for bulk provisioning and reporting for thousands of elements simultaneously. Our CMS also has open application programming interfaces which allow third-party software developers to extend our functionality to include home provisioning, remote troubleshooting and applications monitoring and management. The following pictures are sample screenshots illustrating CMS functionality and variety of third-party applications:

Research and Development

Continued investment in research and development is critical to our business. Our research and development team is composed of engineers with expertise in hardware, software and optics. Our team of engineers is primarily based in our Petaluma, California headquarters, the Minneapolis, Minnesota facility, and the Nanjing, China facility, with additional engineers located in Acton, Massachusetts. Our research and development team is responsible for designing, developing and enhancing our hardware and software platforms, performing product and quality assurance testing and ensuring the compatibility of our products with third-party hardware and software products. We have made significant investments in our Unified Access Infrastructure portfolio. We intend to continue to dedicate significant resources to research and development and to develop new product capabilities to support the performance, scalability and management of our Unified Access Infrastructure portfolio. We also outsource a portion of our software development to a team of software engineers based in Shenyang, China. For the years ended 2010, 2009 and 2008, our research and development expenses totaled $55.4 million, $46.1 million and $44.3 million, respectively.

Manufacturing

We work closely with third parties to manufacture and deliver our products. Our manufacturing organization consists primarily of supply chain managers, new product introduction personnel and test engineers. We outsource our manufacturing and order fulfillment and tightly integrate supply chain management and new product introduction activities. We primarily utilize Flextronics International Ltd., as our contract manufacturer. Our relationship with Flextronics allows us to conserve working capital, reduce product costs and minimize delivery lead times while maintaining high product quality. Generally, new product introduction occurs in Flextronics’ Milpitas, California facility. Once product manufacturing quality and yields reach a satisfactory level, volume production and testing of circuit board assemblies, chassis and fan trays occur in Shanghai, China. Final system and cabinet assembly, testing and order fulfillment for the multiservice access and multiservice over Ethernet product lines are performed in Flextronics’ facilities in Guadalajara, Mexico. Order fulfillment for the ONT product line is performed by Pegasus Logistics Group in Coppell, Texas. We also evaluate and utilize other vendors for various portions of our supply chain from time to time, including order fulfillment of our circuit boards. This model allows us to operate with low inventory levels while maintaining the ability to scale quickly to handle increased order volume.

Product reliability is essential for our customers, who place a premium on continuity of service for their subscribers. We perform rigorous in-house quality control testing to help ensure the reliability of our systems. Our internal manufacturing organization designs, develops and implements complex test processes to help ensure the quality and reliability of our products.

Despite outsourcing manufacturing operations for cost-effective scale and flexibility, the manufacturing of our products by contract manufacturers is a complex process and involves certain risks, including the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies, and reduced control over delivery schedules, manufacturing yields, quality and costs. As such, we may experience production problems or manufacturing delays in the future. Additionally, shortages in components that we use in our systems are possible and our ability to predict the availability of such components may be limited. Some of these components are available only from single or limited sources of supply. Our systems include some components that are proprietary in nature and only available from a single source, as well as some components that are generally available from a number of suppliers. The lead times associated with certain components are lengthy and preclude rapid changes in product specifications or delivery schedules. In some cases, significant time would be required to establish relationships with alternate suppliers or providers of proprietary components. We generally do not have long-term contracts with component providers that guarantee supply of components or their manufacturing services. If we experience any difficulties in managing relationships with our contract manufacturers, or any interruption in our own or our contract manufacturers operations or if a supplier is unable to meet our needs, we may encounter manufacturing delays that could impede our ability to meet our customers’ requirements and harm our business, operating results and financial condition. Our ability to deliver products in a timely manner to our customers would be materially adversely impacted if we needed to qualify replacements for any of a number of the components used in our systems.

To date, we have not experienced significant delays or material unanticipated costs resulting from the use of our contract manufacturers. Additionally, we believe that our current contract manufacturers and our facilities can accommodate an increase in capacity for production sufficient for the foreseeable future.

Seasonality

Fluctuations in our revenue occur due to many factors, including the varying budget cycles for our customers and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets. Customers then typically decide to purchase our products during our second fiscal quarter. In our third fiscal quarter, customers are in the process of deploying such products and as a result there is less spending. In addition, difficulties related to deploying products during the winter also tend to limit spending in the third quarter. Finally, in our fourth fiscal quarter, customer purchases increase as customers are attempting to spend the rest of their budget for the year.

Intellectual Property

Our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections. In addition, we generally control access to and the use of our proprietary technology and other confidential information. This protection is accomplished through a combination of internal and external controls, including contractual protections with employees, contractors, customers and partners, and through a combination of U.S. and international copyright laws.

As of December 31, 2010, we held 27 U.S. patents expiring between 2015 and 2028, and had 33 pending U.S. patent applications. Two of the U.S. patents are also covered by granted international patents, one in five countries and the other in three countries. As of December 31, 2010, we had no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentially provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and the issued patents may not be enforceable. Any infringement of proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.

We believe that the frequency of assertions of patent infringement is increasing as patent holders, including entities that are not in our industry and who purchase patents as an investment or to monetize such rights by obtaining royalties, use such actions as a competitive tactic as well as a source of additional revenue. Any claim of infringement from a third party, even those without merit, could cause us to incur substantial costs defending against such claims and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our systems. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful. See “Item 3—Legal Proceedings” for a description of our litigation with Wi-LAN.

Competition

The communications access equipment market is highly competitive. Competition in this market is based on any one or a combination of the following factors:

•	price;

•	functionality;

•	existing business and customer relationships;

•	the ability of products and services to meet customers’ immediate and future network requirements;

•	product quality;

•	installation capability;

•	service and support;

•	scalability; and

•	manufacturing capability.

We compete with a number of companies within markets that we serve and we anticipate that competition will intensify. Alcatel-Lucent S.A., formed by the 2006 merger of Alcatel S.A. and Lucent Technologies, Inc. Technologies, represents our largest and most direct competitor. Alcatel-Lucent S.A. enjoys strong supplier relationships with the largest U.S. ILECs, commands the leading market share position in DSL access multiplexers, and has a broad international business. Other established suppliers with which we compete include ADTRAN, Inc., LM Ericsson Telephone Company, Motorola, Inc. and Tellabs, Inc. There are also a number of smaller companies with which we compete in various geographic or vertical markets, including Enablence Technologies Inc., and Zhone Technologies, Inc. (see Note 17 to our Consolidated Financial Statements in Item 8 of Part II of this report on Form 10-K for a discussion regarding the Occam acquisition). While most of these smaller competitors lack broad national scale and product portfolios, they can offer strong competition on a deal-by-deal basis. We have also begun to see competition from foreign suppliers, such as Huawei Technologies Co., Ltd., in the Caribbean and other select international geographies.

Competition in the communications access equipment market is dominated by a small number of large, multi-national corporations. Many of our competitors have substantially greater name recognition and technical, financial and marketing resources, and greater manufacturing capacity, as well as better established relationships with CSPs, than we do. Many of our competitors have greater resources to develop products or pursue acquisitions, and more experience in developing or acquiring new products and technologies and in creating market awareness for these products and technologies. In addition, a number of our competitors have the financial resources to offer competitive products at below market pricing levels that could prevent us from competing effectively. Further, a number of our competitors have built long-standing relationships with some of our prospective customers and provide financing to customers and could, therefore, have an advantage in selling products to those customers.

Government Funding Initiatives

Many of our customers fund deployment of and improvements to telecommunications network infrastructure using government funds. In the United States, CSPs are required under the Federal Communications Commission’s rules to contribute a percentage of their revenues to the federal Universal Service Fund. These funds are distributed as subsidies to CSPs serving rural subscribers that are expensive to reach as well as to low-income consumers, schools and libraries, and rural health care facilities. RUS administers programs to promote the development of telecommunications infrastructure in rural areas through loans, loan guarantees and grants. Some of our customers have been awarded RUS loans, and we have provided the network equipment for such projects. As a contractor to an RUS loan recipient, in most cases we are required to obtain

RUS approval for each of our products used in RUS-funded projects. We may experience delays in recognizing revenue under applicable revenue recognition rules from government-funded contracts.

In February 2009, the U.S. Congress passed the ARRA, which appropriated funds to assist in economic recovery in the United States. Approximately $7.2 billion of these funds were set aside as Broadband Stimulus funds for supporting the proliferation, adoption and tracking of broadband services across the United States. The Broadband Stimulus programs are administered by RUS and the National Telecommunications and Information Administration, which is part of the U.S. Department of Commerce. Under the ARRA, funds must be awarded by September 30, 2010. Awards under the Broadband Stimulus programs have been and will be issued between December 2009 and September 2010. Funded projects must be two-thirds complete within two years of the award and complete within three years of the award. Therefore, all funds that are awarded are expected to be expended by September 2013. Many of our customers have submitted Broadband Stimulus funding applications for broadband network infrastructure projects; however, we cannot determine what impact the Broadband Stimulus funds will have on our business. In the event these customers are awarded funds and select us as their preferred communications access systems vendor, our operating results and financial condition could be positively impacted. However, the revenue recognition guidelines related to sales to CSPs who have received Broadband Stimulus funds may create uncertainties around the timing of our revenue, which could adversely affect our operating results.

Employees

As of December 31, 2010, we employed a total of 479 people. Most of our employees are located in North America. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Information

Calix, a Delaware corporation, was founded in August 1999. Our principal executive offices are located at 1035 N. McDowell Boulevard, Petaluma, California 94954, and our telephone number is (707) 766-3000. Our website address is www.calix.com. We do not incorporate the information on or accessible through our website into this Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this Form 10-K. Calix®, the Calix logo design, C7®, E5™, E7™ and other trademarks or service marks of Calix appearing in this report on Form 10-K are the property of Calix. Trade names, trademarks and service marks of other companies appearing in this report on Form 10-K are the property of the respective holders. Calix is subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, files periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such periodic reports, proxy statements and other information is available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. Calix posts on the Investor Relations page of its Web site, www.calix.com, a link to its filings with the SEC, which are posted as soon as reasonably practical after they are filed electronically with the SEC. Calix®, the Calix logo design, C7®, E5™, E7™ and other trademarks or service marks of Calix appearing in this Annual Report on Form 10-K are the property of Calix. Trade names, trademarks and service marks of other companies appearing in this report are the property of the respective holders.

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

Risks Related to Our Merger with Occam

The failure to successfully combine the businesses of Calix and Occam in the expected timeframe may adversely affect our future results, which may adversely affect the value of our common shares that Occam stockholders receive in the merger transaction.

The success of our merger transaction will depend, in part, on the ability of a post-merger transaction Calix to realize the anticipated benefits from combining the businesses of Calix and Occam, including integrating Occam into our business. To realize these anticipated benefits, our business and Occam’s business must be successfully combined. If we are unsuccessful in combining our business and Occam’s business in the expected timeframe, the anticipated benefits of the merger transaction may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger transaction.

We and Occam, including our respective subsidiaries, operated independently prior to the closing of the merger transaction. It is possible that the integration process could result in the loss of key employees, as well as the disruption of our ongoing combined business or inconsistencies in standards, controls, procedures and policies. Any or all of those occurrences could adversely affect our ability to maintain relationships with customers and employees after the merger transaction or to achieve the anticipated benefits of the merger transaction. Integration efforts between our two companies will also divert management attention and resources. These integration matters could have an adverse effect on the combined company.

Future results of the combined company may differ materially from the unaudited pro forma combined financial statements presented in the proxy statement/prospectus filed on December 15, 2010, as amended from time to time, and the financial forecasts provided to our and Occam’s financial advisors in connection with discussions concerning the merger transaction and the potential benefits of the merger transaction may not be realized.

The future results of the combined company may be materially different from those shown in the unaudited pro forma combined financial statements presented in the proxy statement/prospectus filed on December 15, 2010, as amended from time to time, which show only a combination of our and Occam’s historical results and the financial forecasts provided to our and Occam’s financial advisors in connection with discussions concerning the merger transaction. We expect to incur significant costs associated with the completion of the merger transaction and combining the operations of the two companies, the exact magnitude of which is not yet known. In addition, these costs may decrease the capital that the combined company could use for revenue-generating investments in the future. Furthermore, potential growth, expected financial results, perceived synergies and anticipated opportunities may not be realized through the completion of the merger transaction.

The merger transaction could cause disruptions and materially adversely affect the future business and operations of the combined company.

In connection with the merger transaction, it is possible that some customers, suppliers and other persons with whom we or Occam have had a business relationship may delay or defer certain business decisions, or determine to purchase a competitor’s products. In particular, customers could be reluctant to purchase our or

Occam’s products due to uncertainty about the direction of their respective technology and products, and uncertainty regarding the willingness of the combined company to support and service existing products after the merger transaction. If our or Occam’s customers, suppliers or other persons, delay or defer business decisions, or purchase a competitor’s products, it could negatively impact revenues, earnings and cash flows of the combined company, as well as the market prices of our common shares.

Similarly, employees from Occam may experience uncertainty about their future roles with the combined company following completion of the merger transaction. These potential distractions of the merger may adversely affect our ability to motivate and retain executives and key employees and keep them focused on the strategies and goals of the combined company. Any failure by us to retain and motivate executives and key employees during the integration period after the completion of the merger transaction could seriously harm the business of the combined company.

Four purported class action lawsuits, as well as an additional lawsuit, have been filed against Occam and its former directors challenging the merger, and an unfavorable judgment or ruling in these lawsuits could result in substantial costs.

On September 16, 2010, the Company, Occam Networks, Inc., a Delaware corporation (“Occam”), Ocean Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Calix (“Merger Sub One”), and Ocean Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Calix (“Merger Sub Two” and together with Merger Sub One, the “Merger Subs”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). In response to the announcement of the Merger Agreement, on September 17, 2010, September 20, 2010 and September 21, 2010, three purported class action complaints were filed by three purported stockholders of Occam in the California Superior Court for Santa Barbara County: Kardosh v. Occam Networks, Inc., et al. (Case No. 1371748), or the Kardosh complaint; Kennedy v. Occam Networks, Inc., et al. (Case No. 1371762), or the Kennedy complaint; and Moghaddam v. Occam Networks, Inc., et al. (Case No. 1371802), or the Moghaddam complaint, respectively. The Kardosh, Kennedy and Moghaddam complaints, which are referred to collectively as the California class action complaints, are substantially similar. Each of the California class action complaints names Occam, the former members of the Occam board and Calix as defendants. The Kennedy complaint also names Calix’s merger subsidiaries, Ocean Sub I and Ocean Sub II, as defendants.

The California class action complaints generally allege that the former members of the Occam board breached their fiduciary duties in connection with the acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction. The California class action complaints further allege that Occam and the other entity defendants aided and abetted the alleged breaches of fiduciary duty. The plaintiffs in the California class action complaints seek injunctive relief directing the individual defendants to comply with their fiduciary duties and enjoining the proposed merger transaction, and rescinding the merger transaction and awarding damages in an unspecified amount in the event the merger transaction closes, as well as plaintiffs’ costs, attorney’s fees, and other relief. On November 2, 2010, the three California class action complaints were consolidated into a single action, with the Kardosh action becoming the lead action, and on November 19, 2010, the California Superior Court issued an order staying the California class actions in favor of a substantively identical stockholder class action pending in the Delaware Court of Chancery (see below).

On October 6, 2010, a purported class action complaint was filed by purported stockholders of Occam in the Delaware Court of Chancery: Steinhardt v. Howard-Anderson, et al. (Case No. 5878-VCL). On November 24, 2010, these purported stockholders filed an amended complaint, or the amended Steinhardt complaint. The amended Steinhardt complaint names Occam and the former members of the Occam board as defendants. The amended Steinhardt complaint does not name Calix as a defendant.

Like the California class action complaints, the amended Steinhardt complaint generally alleges that the former members of the Occam board breached their fiduciary duties in connection with the acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction. The amended Steinhardt complaint also alleges that Occam and the former members of the Occam board breached their fiduciary duties by failing to disclose certain allegedly material facts about the proposed merger in the preliminary Form S-4 Registration Statement that Calix filed with the SEC on November 2, 2010. The amended Steinhardt complaint seeks injunctive relief enjoining the proposed merger, or rescinding the merger transaction and awarding damages in an unspecified amount in the event the merger transaction closes, as well as plaintiffs’ costs, attorney’s fees, and other relief.

On November 12, 2010, a complaint was filed by two purported stockholders of Occam in the U.S. District Court for the Central District of California: Kennedy and Moghaddam v. Occam Networks, Inc., et al. (Case No. CV10-8665), or the Federal complaint. The Federal complaint names Occam, the former members of the Occam board, Calix, Ocean Sub I, and Ocean Sub II as defendants. The Federal complaint generally alleges that the defendants violated sections 14(a) and 20(a) of the Securities Exchange Act of 1934 in connection with the acquisition of Occam by Calix, by, among other things, making material misstatements and omissions about the proposed merger in the preliminary Form S-4 Registration Statement that Calix filed with the SEC on November 2, 2010, and/or aiding and abetting the issuance of the allegedly misleading registration statement. The plaintiffs in the Federal complaint seek injunctive relief enjoining the proposed merger transaction, as well as plaintiffs’ costs, attorney’s fees, and other relief.

On January 24, 2011, the Delaware Court of Chancery held a hearing on the motion by the plaintiffs to preliminarily enjoin the stockholder vote to adopt the Merger Agreement. Following the hearing, the Court of Chancery enjoined the stockholder vote until at least 10 calendar days after Occam filed certain supplemental disclosures to the Definitive Proxy Statement with the SEC. Such supplemental disclosures were filed on February 7, 2011. Occam’s management believes that the allegations in the California actions, the Delaware action, and the Federal action are without merit and intends to vigorously contest the actions. However, there can be no assurance that the defendants will be successful in their defense. In addition, Occam has obligations, under certain circumstances, to hold harmless and indemnify each of the defendant former directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam’s bylaws and certificate of incorporation. Such obligations may apply to these lawsuits. An unfavorable outcome in these lawsuits could result in substantial costs.

Calix is reviewing the California class action complaints, the Federal complaint and the Steinhardt complaint and has not yet formally responded to them, but believes the plaintiffs’ allegations are without merit and intends to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that Calix’s defense of these actions will be successful. Additional complaints containing substantially-similar allegations may be filed in the future.

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

We have experienced net losses in each year of our existence. For the years ended December 31, 2010, 2009 and 2008, we incurred net losses of $18.6 million, $22.4 million and $12.9 million, respectively. As of December 31, 2010, we had an accumulated deficit of $411.6 million.

We expect to continue to incur significant expenses for research and development, sales and marketing, customer support and general and administrative functions as we expand our operations. Given our rapid growth rate and the intense competitive pressures we face, we may be unable to control our operating costs.

We cannot guarantee that we will achieve profitability in the future. Our revenue growth trends in prior periods may not be sustainable. In addition, we will have to generate and sustain significantly increased revenue, while continuing to control our expenses, in order to achieve and then maintain profitability. We may also incur significant losses in the future for a number of reasons, including the risks discussed in this section of the report of Form 10-K and factors that we cannot anticipate. If we are unable to generate positive operating income and cash flow from operations, our liquidity, results of operations and financial condition will be adversely affected.

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

In addition to the other risk factors listed in this “Risk Factors” section, factors that may contribute to the variability of our operating results include:

•	our ability to predict our revenue and plan our expenses appropriately;

•	the capital spending patterns of CSPs and any decrease or delay in capital spending by CSPs due to economic, regulatory or other reasons;

•	the impact of government-sponsored programs on our customers;

•	intense competition;

•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;

•	our ability to achieve market acceptance of our products and CSPs’ willingness to deploy our new products;

•	the concentration of our customer base;

•	the length and unpredictability of our sales cycles;

•	our focus on CSPs with limited revenue potential;

•	our lack of long-term, committed-volume purchase contracts with our customers;

•	our ability to increase our sales to larger North American as well as international CSPs;

•	our exposure to the credit risks of our customers;

•	fluctuations in our gross margin;

•	the interoperability of our products with CSP networks;

•	our dependence on sole and limited source suppliers;

•	our ability to manage our relationships with our contract manufacturers;

•	our ability to forecast our manufacturing requirements and manage our inventory;

•	our products’ compliance with industry standards;

•	our ability to expand our international operations;

•	the ability to address and resolve risks related to acquisitions;

•	our ability to protect our intellectual property and the cost of doing so;

•	the quality of our products, including any undetected hardware errors or bugs in our software;

•	our ability to estimate future warranty obligations due to product failure rates;

•	our ability to obtain necessary third-party technology licenses;

•	any obligation to issue performance bonds to satisfy requirements under RUS contracts;

•	the attraction and retention of qualified employees and key personnel; and

•	our ability to maintain proper and effective internal controls.

Our business is dependent on the capital spending patterns of CSPs, and any decrease or delay in capital spending by CSPs, in response to recent economic conditions or otherwise, would reduce our revenues and harm our business.

Demand for our products depends on the magnitude and timing of capital spending by CSPs as they construct, expand and upgrade their access networks. During the year ended December 31, 2010, CenturyLink, Inc., or CenturyLink, purchased a significant amount of our access systems and software. However, we cannot anticipate the level of CenturyLink’s purchases in the future. In April 2010, CenturyLink announced their pending merger with Qwest Communications. If the pending merger is approved, this could create uncertainty for us as to whether we will be chosen as a preferred network equipment vendor for the combined company. In addition, the recent economic downturn has contributed to a slowdown in telecommunications industry spending, including in the specific geographies and markets in which we operate. In response to reduced consumer spending, challenging capital markets or declining liquidity trends, capital spending for network infrastructure projects of CSPs could be delayed or cancelled. In addition, capital spending is cyclical in our industry and sporadic among individual CSPs, and can change on short notice. As a result, we may not have visibility into changes in spending behavior until nearly the end of a given quarter. CSP spending on network construction, maintenance, expansion and upgrades is also affected by seasonality in their purchasing cycles, reductions in their budgets and delays in their purchasing cycles. Many factors affecting our results of operations are beyond our control, particularly in the case of large CSP orders and network infrastructure deployments involving multiple vendors and technologies where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the customer or other providers, and changes in customer requirements or installation plans. Further, CSPs may not pursue infrastructure upgrades that require our access systems and software. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, mergers, lack of consumer demand for advanced communications services and alternative approaches to service delivery. Reductions in capital expenditures by CSPs may slow our rate of revenue growth. As a consequence, our results for a particular quarter may be difficult to predict, and our prior results are not necessarily indicative of results likely in future periods.

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

The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our competitors include companies such as ADTRAN, Inc., Alcatel- Lucent S.A., Enablence Technologies Inc., Huawei Technologies Co., Ltd., LM Ericsson Telephone Company, or Ericsson, Motorola, Inc., Tellabs, Inc. and Zhone Technologies, Inc. (see Notes 17 to our Consolidated Financial Statements in Item 8 of Part II of this report on Form 10-K for a discussion regarding the Occam acquisition).

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

We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2010, 2009 and 2008, our research and development expenses were $55.4 million, or 19% of our revenue, $46.1 million, or 20% of revenue, and $44.3 million, or 18% of our revenue, respectively. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.

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

Our new products are early in their life cycles and are subject to uncertain market demand. They also may face obstacles in manufacturing, deployment and competitive response. Potential customers may choose not to invest the additional capital required for initial system deployment. In addition, demand for our products is dependent on the success of our customers in deploying and selling services to their subscribers. Our products support a variety of advanced broadband services, such as high-speed Internet, Internet protocol television, mobile broadband, high-definition video and online gaming, and basic voice and data services. If subscriber demand for such services does not grow as expected or declines, or if our customers are unable or unwilling to deploy and market these services, demand for our products may decrease or fail to grow at anticipated rates.

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

Historically, a large portion of our sales have been to a limited number of customers. For example, for the years ended December 31, 2010 and 2009, CenturyLink accounted for 29% of revenue and 38% of our revenue, respectively. In 2008, CenturyLink and one other customer accounted for 25% and 11% of our revenue, respectively.

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

We may not be able to protect our intellectual property, which could impair our ability to compete effectively.

We depend on certain proprietary technology for our success and ability to compete. As of December 31, 2010, we held 27 U.S. patents expiring between 2015 and 2033, and had 33 pending U.S. patent applications. Two of the U.S. patents are also covered by granted international patents, one in five countries and the other in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.

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

On December 28, 2009, we filed a lawsuit against Wi-LAN Inc., or Wi-LAN, of Ontario, Canada, in the federal court in the Northern District of California, seeking declaratory relief that we do not infringe U.S. Patents Nos. 5,956,323 and 6,763,019, allegedly owned by Wi-LAN. Wi-LAN withdrew a motion to dismiss or to transfer our lawsuit to the Eastern District of Texas, where Wi-LAN had filed a separate subsequent action accusing us of infringement of the two patents. On December 6, 2010, the court in the Eastern District of Texas granted our motion to transfer that action to the Northern District of California. Both parties have filed extensive written discovery requests in the California action. We intend to continue to vigorously pursue our lawsuit, and defend against all Wi-LAN claims and counterclaims. While we believe we have substantial and meritorious arguments and defenses, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty, and we are not currently able to estimate the loss, if any, that may result from the claims against us. If Wi-LAN is successful in obtaining injunctive relief, it could force us to stop or alter certain of our business activities.

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

Acquisitions involve a number of risks. If we are unable to address and resolve these risks successfully, our acquisitions could disrupt our business.

In February 2006, we acquired Optical Solutions, Inc. in order to support the expansion of our product and service offerings. On September 16, 2010, we entered into a definitive agreement to acquire Occam, which is discussed further in our report on Form 8-K filed on September 16, 2010 and in the proxy statement/prospectus filed on December 15, 2010, which is discussed further in our report on Form 8-K filed on September 16, 2010 and in the proxy statement/prospectus filed on December 15, 2010, as amended from time to time, and on February 22, 2011 we completed our acquisition of Occam, which is discussed further in Note 17 to our Consolidated Financial Statements in Item 8 of Part II of this report on Form 10-K. We may in the future acquire other businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. We have limited experience making such acquisitions. Any of these transactions could be material to our financial condition and results of operations. The anticipated benefit of acquisitions may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

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

We operate a wholly foreign owned enterprise in Nanjing, China, where a dedicated team of engineers performs quality assurance and cost reduction engineering. We also outsource a portion of our software development to a team of software engineers based in Shenyang, China. Our reliance upon development resources in China may not enable us to achieve meaningful product cost reductions or greater resource efficiency. Further, our development efforts and other operations in China involve significant risks, including:

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

As a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements. We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules implemented by the Securities Exchange Commission, or SEC, and the New York Stock Exchange, or NYSE. Furthermore, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules adopted by the SEC and the NYSE, would likely result in increased costs to us as we respond to their requirements. We are investing resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue generating activities to compliance activities.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of an investment in our common stock may decline.

An active and liquid public market for our shares may not continue to develop or be sustained. Shares of our common stock were sold in our initial public offering in March 2010 at a price of $13.00 per share, and our common stock has subsequently traded as high as $20.80 and as low as $9.57. The trading price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Form 10-K and others such as:

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

Our directors, executive officers and principal stockholders and their respective affiliates will continue to have substantial influence over us and could delay or prevent a change in corporate control.

As of December 31, 2010, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 52.1% of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares by existing stockholders could cause our stock price to decline.

Of the 38,711,586 shares of our common stock outstanding as of December 31, 2010, approximately 22.2 million shares were held by non-affiliates of Calix and 16.5 million shares were held by Calix directors and officers and their affiliates, which may be sold by these existing stockholders from time to time. In addition, (i) the 5.4 million shares subject to RSUs, (ii) the 0.7 million shares subject to outstanding options under our 1997 Long-Term Incentive and Stock Option Plan, 2000 Stock Plan and 2002 Stock Plan and 2010 Equity Incentive Award Plan and (iii) the 5.4 million shares reserved for future issuance under our 2010 Equity Incentive Award Plan and Employee Stock Purchase Plan as of December 31, 2010 may become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

We will continue to have broad discretion to determine how to use the funds raised in our recent initial public offering, and may use them in ways that may not enhance our operating results or the price of our common stock.

Our management will continue to have broad discretion over the use of proceeds from our recent initial public offering, and we could spend the proceeds in ways our stockholders may not agree with or that do not yield a favorable return. We intend to use the net proceeds from the initial public offering for working capital, capital expenditures and other general corporate purposes. We used a portion of the net proceeds to repay our credit facility and have allocated additional amounts to acquire complementary businesses, including Occam. We may in the future acquire other complementary businesses, products and technologies. If we do not invest or apply the proceeds of the initial public offering in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

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

We are also subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. For a description of our capital stock, see the section of our proxy statement/prospectus filed on December 15, 2010, as amended from time to time, titled “Description of Capital Stock.”

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Petaluma, California. These offices are approximately 82,000 square feet. Our lease for this property expires in February 2014.

In addition to our headquarters, we lease approximately 33,300 square feet of office space in Minneapolis, Minnesota under a lease that expires in March 2014, approximately 6,200 square feet of office space in Acton, Massachusetts under a lease that expires in June 2016, and approximately 2,472 square meters of office space in Nanjing, China under a lease that expires in February 2016.

We believe that our facilities are in good condition and are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed, and we believe this space will be available on commercially reasonable terms.

Item 3.	Legal Proceedings.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. For example, on December 28, 2009, we filed a lawsuit against Wi-LAN Inc., or Wi-LAN, of Ontario, Canada, in the federal court in the Northern District of California, seeking declaratory relief that we do not infringe U.S. Patents Nos. 5,956,323 and 6,763,019, allegedly owned by Wi-LAN. Wi-LAN withdrew a motion to dismiss or to transfer our lawsuit to the Eastern District of Texas, where Wi-LAN had filed a separate subsequent action accusing us of infringement of the two patents. On December 6, 2010, the court in the Eastern District of Texas granted our motion to transfer that action to the Northern District of California. Both parties have filed extensive written discovery requests in the California action. We intend to continue to vigorously pursue our lawsuit and defend against all Wi-LAN claims and counterclaims. While we believe we have substantial and meritorious arguments and defenses, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty, and we are not currently able to estimate the loss, if any, that may result from the claims against us. If Wi-LAN is successful in obtaining injunctive relief, it could force us to stop or alter certain of our business activities.

On September 16, 2010, the Company, Occam Networks, Inc., a Delaware corporation (“Occam”), Ocean Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Calix (“Merger Sub One”), and Ocean Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Calix (“Merger Sub Two” and together with Merger Sub One, the “Merger Subs”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). In response to the announcement of the Merger Agreement, on September 17, 2010, September 20, 2010 and September 21, 2010, three purported class action complaints were filed by three purported stockholders of Occam in the California Superior Court for Santa Barbara County: Kardosh v. Occam Networks, Inc., et al. (Case No. 1371748), or the Kardosh complaint; Kennedy v. Occam Networks, Inc., et al. (Case No. 1371762), or the Kennedy complaint; and Moghaddam v. Occam Networks, Inc., et al. (Case No. 1371802), or the Moghaddam complaint, respectively. The Kardosh, Kennedy and Moghaddam complaints, which are referred to collectively as the California class action complaints, are substantially similar. Each of the California class action complaints names Occam, the former members of the Occam board and us as defendants. The Kennedy complaint also names our merger subsidiaries, Ocean Sub I and Ocean Sub II, as defendants.

The California class action complaints generally allege that the former members of the Occam board breached their fiduciary duties in connection with the acquisition of Occam by us, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction. The California class action complaints further allege that Occam and the other entity defendants aided and abetted the alleged breaches of fiduciary duty. The plaintiffs in the California class action complaints seek injunctive relief directing the individual defendants to comply with their fiduciary duties and enjoining the proposed merger transaction, and rescinding the merger transaction and awarding damages in an unspecified amount in the event the merger transaction closes, as well as plaintiffs’ costs, attorney’s fees, and other relief. On November 2, 2010, the three California class action complaints were consolidated into a single action, with the Kardosh action becoming the lead action, and on November 19, 2010, the California Superior Court issued an order staying the California class actions in favor of a substantively identical stockholder class action pending in the Delaware Court of Chancery (see below).

On October 6, 2010, a purported class action complaint was filed by purported stockholders of Occam in the Delaware Court of Chancery: Steinhardt v. Howard-Anderson, et al. (Case No. 5878-VCL). On November 24, 2010, these purported stockholders filed an amended complaint, or the amended Steinhardt complaint. The amended Steinhardt complaint names Occam and the former members of the Occam board as defendants. The amended Steinhardt complaint does not name Calix as a defendant.

Like the California class action complaints, the amended Steinhardt complaint generally alleges that the former members of the Occam board breached their fiduciary duties in connection with the acquisition of Occam by us, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction. The amended Steinhardt complaint also alleges that Occam and the former members of the Occam board breached their fiduciary duties by failing to disclose certain allegedly material facts about the proposed merger in the preliminary Form S-4 Registration Statement that we filed with the SEC on November 2, 2010. The amended Steinhardt complaint seeks injunctive relief enjoining the proposed merger, or rescinding the merger transaction and awarding damages in an unspecified amount in the event the merger transaction closes, as well as plaintiffs’ costs, attorney’s fees, and other relief.

On November 12, 2010, a complaint was filed by two purported stockholders of Occam in the U.S. District Court for the Central District of California: Kennedy and Moghaddam v. Occam Networks, Inc., et al. (Case No. CV10-8665), or the Federal complaint. The Federal complaint names Occam, the former members of the Occam board, Calix, Ocean Sub I, and Ocean Sub II as defendants. The Federal complaint generally alleges that the defendants violated sections 14(a) and 20(a) of the Securities Exchange Act of 1934 in connection with the acquisition of Occam by us, by, among other things, making material misstatements and omissions about the proposed merger in the preliminary Form S-4 Registration Statement that we filed with the SEC on November 2, 2010, and/or aiding and abetting the issuance of the allegedly misleading registration statement. The plaintiffs in the Federal complaint seek injunctive relief enjoining the proposed merger transaction, as well as plaintiffs’ costs, attorney’s fees, and other relief.

On January 24, 2011, the Delaware Court of Chancery held a hearing on the motion by the plaintiffs to preliminarily enjoin the stockholder vote to adopt the Merger Agreement. Following the hearing, the Court of Chancery enjoined the stockholder vote until at least 10 calendar days after Occam filed certain supplemental disclosures to the Definitive Proxy Statement with the SEC. Such supplemental disclosures were filed on February 7, 2011. Occam’s management believes that the allegations in the California actions, the Delaware action, and the Federal action are without merit and intends to vigorously contest the actions. However, there can be no assurance that the defendants will be successful in their defense. In addition, Occam has obligations, under certain circumstances, to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam’s bylaws and certificate of incorporation. Such obligations may apply to these lawsuits.

We are reviewing the California class action complaints, the Federal complaint and the Steinhardt complaint and have not yet formally responded to them, but we believe the plaintiffs’ allegations are without merit and we intend to defend against them vigorously. However, litigation is inherently uncertain and we can provide no assurance regarding the likelihood that our defense of these actions will be successful. Additional complaints containing substantially-similar allegations may be filed in the future.

We are not presently a party to any other legal proceedings which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET PRICE AND DIVIDEND INFORMATION

Comparative Stock Prices and Dividends

Our common stock has been trading on NYSE under the trading symbol “CALX” since our initial public offering on March 26, 2010. Prior to this time, there was no public market for our common stock. The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share of our common stock as reported on NYSE. The table also provides information as to dividends declared and paid per share of our common stock. We do not currently intend to pay any cash dividends on our common stock for the foreseeable future.

	High	Low
Calendar Year 2010
First Quarter	$18.00	$13.55
Second Quarter	14.81	9.66
Third Quarter	13.55	9.57
Fourth Quarter	17.40	12.17

Number of Holders of Common Stock and Number of Shares Outstanding

On February 22, 2011, there were approximately 376 stockholders of record of our common stock who held an aggregate of 38,782,111 shares of our common stock. The closing price of our common stock as of February 22, 2011 was $18.44.

Performance Graph

The following graph shows a comparison of the cumulative total shareholder return on our common stock with the cumulative total returns of the NYSE Composite Index and the Morningstar Communication Equipment Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the period from March 26, 2010 (the date our common stock commenced trading on NYSE) through December 31, 2010. Data for the NYSE Composite Index and the Morningstar Communication Equipment Index assume reinvestment of dividends. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Calix, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

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

The underwriters subsequently exercised their option to purchase additional shares and on April 8, 2010 we sold 949,339 shares of common stock, for an aggregate offering price of $12.3 million and the offering has terminated. As a result of the underwriters’ exercise of their over-allotment option, we raised an additional $11.5 million in net proceeds after deducting the underwriter’s discount and offering expenses payable by us. The lead joint book runners were Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated and the joint book runners were Jefferies & Company, Inc. and UBS Securities LLC. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or direct or indirect payments to others.

As disclosed in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 24, 2010, we planned to use the proceeds from our initial public offering to fund research and development, sales and marketing activities, general and administrative activities, capital expenditures, general corporate purposes, including financing our growth, working capital investments, repayment of our then existing credit facility or acquire complementary businesses or products and technologies. We have used the net proceeds from our initial public offering for all of these activities, including the repayment of our term loan of $20.0 million and associated accrued interest and prepayment penalties of $0.4 million related thereto. Further, we acquired Occam Networks, Inc., whereby we paid Occam shareholders approximately $88.9 million in cash funded by a substantial portion of the net proceeds from our initial public offering and cash balances held by Occam at the time of closing (see Note 17 to our Consolidated Financial Statements in Item 8 of Part II of this report on Form 10-K for a discussion regarding the Occam acquisition).

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes thereto, which begin on page 69 of this form 10-K, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information and data appearing elsewhere in this form 10-K. The selected financial data included in this section is not intended to replace the financial statements and related notes in this form 10-K.

We derived the statements of operations data for the years ended December 31, 2010, 2009 and 2008 and the balance sheet data as of December 31, 2010 and 2009 from our audited financial statements and related notes appearing beginning on page 69 of this form 10-K. We derived the statements of operations data for the years ended December 31, 2007 and 2006, and the balance sheet data as of December 31, 2008, 2007 and 2006 from our audited financial statements and related notes which are not included in this form 10-K. Historical results for any prior period are not necessarily indicative of future results for any period.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statements of Operations Data:
Revenue	$287,043	$232,947	$250,463	$193,819	$203,590
Cost of revenue:
Products and services (1)	168,873	150,863	165,925	128,025	138,651
Amortization of existing technologies	5,440	5,440	5,440	5,440	4,987

Total cost of revenue	174,313	156,303	171,365	133,465	143,638

Gross profit	112,730	76,644	79,098	60,354	59,952
Operating expenses:
Research and development (1)	55,412	46,132	44,348	44,439	43,469
Sales and marketing (1)	42,121	33,486	31,627	28,439	29,852
General and administrative (1)	27,998	15,613	15,253	12,103	5,507
Acquisition-related costs	3,942	—	—	—	3,431
Amortization of intangible assets	740	740	740	740	2,378
In-process research and development	—	—	—	—	9,000

Total operating expenses	130,213	95,971	91,968	85,721	93,637

Loss from operations	(17,483)	(19,327)	(12,870)	(25,367)	(33,685)
Other income (expense), net	(989)	(3,466)	(130)	530	14,331

Net loss before provision (benefit) for income taxes	(18,472)	(22,793)	(13,000)	(24,837)	(19,354)
Provision (benefit) for income taxes	81	(352)	(81)	102	105

Net loss	(18,553)	(22,441)	(12,919)	(24,939)	(19,459)
Preferred stock dividends	900	3,747	4,065	1,016	—

Net loss attributable to common stockholders	$(19,453)	$(26,188)	$(16,984)	$(25,955)	$(19,459)

Net loss per common share:
Basic and diluted	$(0.65)	$(6.48)	$(4.27)	$(6.96)	$(6.25)

Weighted average number of shares used to compute net loss per share:
Basic and diluted	29,778	4,040	3,975	3,727	3,111

(1) Includes stock-based compensation as follows:

Cost of revenue	$1,745	$682	$619	$379	$277
Research and development	5,966	2,657	3,189	1,852	824
Sales and marketing	4,555	1,739	1,998	1,285	659
General and administrative	13,309	4,118	4,134	2,738	1,053

	$25,575	$9,196	$9,940	$6,254	$2,813

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$98,324	$68,049	$23,214	$29,645	$11,750
Working capital (deficit)	126,957	77,999	41,403	15,465	(11,637)
Total assets	257,556	241,116	189,455	202,677	203,530
Current and long-term loans payable	—	20,000	21,000	16,512	23,262
Preferred stock warrant liabilities	—	195	232	1,561	3,195
Convertible preferred stock	—	479,628	426,403	422,337	379,316
Common stock and additional paid-in capital	606,907	52,841	43,597	33,307	26,062
Total stockholders’ equity (deficit)	195,303	(339,358)	(322,397)	(315,676)	(296,993)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, as well as on the inside back cover of this Annual Report to Shareholders and under “Part I, Item 1A. Risk Factors,” and elsewhere in report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

Overview

We are a leading provider in North America of broadband communications access systems and software for fiber- and copper-based network architectures that enable communications service providers, or CSPs, to connect to their residential and business subscribers. We enable CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. We focus solely on CSP access networks, the portion of the network which governs available bandwidth and determines the range and quality of services that can be offered to subscribers. We develop and sell carrier-class hardware and software products, which is referred to as the Unified Access portfolio, that are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively.

Our Unified Access portfolio consists of two core platforms, the C7 multiservice, multiprotocol access platform, or C-Series platform, and the E-Series Ethernet service access platforms and nodes, or E-Series platforms and nodes, along with complementary P-Series optical network terminals, or ONTs, and the Calix Management System, or CMS, network management software. Our broad and comprehensive portfolio serves the CSP network from the central office to the subscriber premises and enables CSPs to deliver both basic voice and data and advanced broadband services over legacy and next-generation access networks. These packet-based platforms enable CSPs to rapidly introduce new revenue-generating services, while minimizing the capital and operational costs of CSP networks. The Unified Access portfolio allows CSPs to evolve their networks and service delivery capabilities at a pace that balances their financial, competitive and technology needs.

We believe that the rapid growth of Internet and data traffic, introduction of bandwidth-intensive advanced broadband services, such as high-speed Internet, Internet protocol television, or IPTV, mobile broadband, high-definition video and online gaming, and the increasingly competitive market for residential and business subscribers are driving CSPs to invest in and upgrade their access networks. We also believe that CSPs will gradually transform their access networks to deliver these advanced broadband services over fiber-based networks, thereby preparing networks for continued bandwidth growth, the introduction of new services and more cost-effective operations. During this time, CSPs will increasingly deploy new fiber-based network infrastructure to enable this transition while continuing to support basic voice and data services over legacy networks. Our portfolio is designed to enable this evolution of the access network efficiently and flexibly.

We market our access systems and software to CSPs in North America, the Caribbean and Latin America through our direct sales force. As of December 31, 2010, we have shipped over seven million ports of our

Unified Access portfolio to more than 600 North American and international customers, whose networks serve over 40 million subscriber lines in total. Our customers include 14 of the 20 largest U.S. Incumbent Local Exchange Carriers, or ILECs. In addition, we have over 275 commercial video customers and have enabled over 475 customers to deploy gigabit passive optical network, or GPON, Active Ethernet and point-to-point Ethernet fiber access networks.

Our revenue has increased from $203.6 million for 2006 to $287.0 million for 2010. Continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, those customers in the large CSP and international markets. Since our inception we have incurred significant losses, and as of December 31, 2010, we had an accumulated deficit of $411.6 million. Our net loss was $18.6 million, $22.4 million and $12.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

On February 22, 2011, we completed our acquisition of Occam Networks, Inc. in a stock and cash transaction valued at approximately $211.3 million. The combined organization is expected to provide communications service providers globally with an enhanced portfolio of advanced broadband access systems, and accelerate innovation across the expanded Calix Unified Access portfolio. The acquisition is expected to result in more access options over both fiber and copper for communications service providers to deploy, which could expedite the proliferation of advanced broadband services to both residential and business subscribers, including such services as high-speed Internet, IPTV, VOIP, Ethernet business services, and other advanced broadband applications.

Basis of Presentation

Revenue

We derive our revenue primarily from sales of our hardware products and related software. We generally recognize revenue after products have been delivered and accepted, and title has been transferred to the customer. In certain cases, our products are sold along with services, which include installation, training, post-sales software support and/or extended warranty services. To date, service revenue has comprised an insignificant portion of our revenue, and we have not reported service revenue separately from product revenue in our financial statements. As of December 31, 2010, our revenue deferrals related to partially delivered arrangements that have been partially delivered and entered into prior to January 1, 2010, and RUS contracts that include installation services, special customer arrangements and ratably recognized services totaled $25.0 million. Where substantive acceptance provisions are specified in an arrangement or extended return rights exist, revenue is deferred until all acceptance criteria have been met or the extended return rights expire. The timing of deferred revenue recognition may cause significant fluctuations in our revenue and operating results from period to period.

Cost of Revenue

Our cost of revenue is comprised of the following:

•

Products and services revenue—Cost of products revenue includes the inventory costs of our products that have shipped, accrued warranty costs for our standard warranty program, outbound freight costs to deliver products to our customers, overhead from our manufacturing operations cost centers, including stock-based compensation, and other manufacturing related costs associated with manufacturing our products and managing our inventory. We outsource our manufacturing to third-party manufacturers. Inventory costs are estimated using standard costs which reflect the cost of historical direct labor, direct overhead and materials used to build our inventory. Cost of services revenue includes direct installation material costs, direct costs from third-party installers, professional service costs, repair fees charged by our outsourced repair contractors to refurbish product returns under an extended warranty or per incident repair agreement, and other miscellaneous costs to support our services.

•	Amortization of existing technologies—These expenses are the result of our acquisition of OSI.

Gross Profit

Our gross profit and gross margin have been, and will likely be, impacted by several factors, including new product introduction or upgrades to existing products, changes in customer mix, changes in the mix of products demanded and sold, shipment volumes, changes in our product costs, changes in pricing and the extent of customer rebates and incentive programs. We believe our gross margin could increase due to favorable changes in these factors, for example, increases in sales of newly introduced products such as our E7 Ethernet service access platform, which was introduced in the fourth quarter of 2009, upgrades to our existing C7, new introductions of our P-Series ONTs, reductions in the impact of rebate or similar programs and cost reductions achieved through supply chain efficiencies and value engineering. We believe our gross margin could decrease due to unfavorable changes in factors such as increased product costs, pricing decreases due to competitive pressure and an unfavorable customer or product mix. Changes in these factors could have a material impact on our future average selling prices and unit costs. Also, the timing of deferred revenue recognition and related deferred costs can have a material impact on our gross profit and gross margin results. The timing of recognition and the relative size of these arrangements could cause large fluctuations in our gross profit from period to period.

Operating Expenses

Operating expenses consist primarily of research and development, sales and marketing and general and administrative expenses and are recognized as incurred. Personnel-related costs, which include stock- based compensation expense, are the most significant component of each of these expense categories. We expect to continue to hire new employees in order to support our anticipated growth and status as a public company. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our operating expenses will increase in absolute dollar amounts but will decline as a percentage of revenue over time.

•

Research and Development—Research and development expenses represent the largest component of our operating expenses and include personnel costs, consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations. We expense research and development costs as incurred. Since the costs of software development that we incur after a product has reached technological feasibility are not material, we have not capitalized any such costs to date. We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products.

•

Sales and Marketing—Sales and marketing expenses consist of personnel costs, employee sales commissions and marketing programs. We expect sales and marketing expenses to increase as we hire additional personnel both in North America and internationally to support our anticipated revenue growth.

•

General and Administrative—General and administrative expenses consist primarily of personnel costs and costs for facilities related to our executive, finance, human resource, information technology and legal organizations and fees for professional services. Professional services consist of outside legal, tax and audit costs. We expect to incur significant expenses as a result of operating as a public company, including costs to comply with the Sarbanes-Oxley Act and the rules and regulations applicable to companies listed on the New York Stock Exchange.

•	Acquisition-Related Costs—Acquisition-related costs consist primarily of costs incurred for professional services associated with our acquisition related activities.

•	Amortization of Intangible Assets—Amortized intangible assets comprise customer contracts and lists and purchase order backlog obtained in the OSI acquisition.

Other Income (Expense), Net

Other income (expense), net primarily includes interest expense on our outstanding loans and interest income on our cash and investment balances. In addition, other income (expense), net includes adjustments to record our convertible preferred stock warrants at fair value. These convertible preferred stock warrants were converted into common stock warrants upon our initial public offering on March 26, 2010. Although an adjustment was recorded in the first quarter ended March 26, 2010, no such adjustment was made in the remaining periods of 2010, and no further adjustments will be made in future periods. Further, on May 4, 2010, we paid in its entirety our outstanding term loan of $20.0 million including outstanding accrued interest and prepayment penalties of $0.4 million.

Critical Accounting Policies and Estimates

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

We elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. This guidance does not change the units of accounting for our revenue transactions. Our products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment and are deemed to be non-contingent deliverables. We provide certain services at stated prices over a specified period of time and must meet specified performance conditions. As such, we have determined that our individual services are contingent deliverables. In addition, we provide specified packages of items considered a package arrangement which we also consider a contingent deliverable, and therefore we do not bill our customers until we have fully delivered the package. For multiple-element arrangements that include products and packages or services, we will first exclude the contingent revenue items and then allocate the remaining consideration to the non-contingent product deliverables on the basis of their relative selling price, which is currently BSP. To the extent that the stated contractual prices fall within our calculated range for BSP, we will allocate the consideration using the stated contractual prices. However, if the stated contractual price for any product deliverable is outside the range, the contractual prices will be adjusted using the midpoint price within its range in order to allocate arrangement consideration using the “relative selling price method.” Since the individual products and services meet the criteria for separate units of accounting, we will recognize revenue upon delivery of each product and/or services. Post-sales software support revenue is deferred and recognized ratably over the period during which the services are to be performed. Installation and training service arrangements are recognized upon delivery or completion of performance. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. Revenue from package arrangements are recognized upon full delivery of the package. In instances where substantive acceptance provisions are specified in the customer agreement, revenue is deferred until all acceptance criteria have been met. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

We derive revenue primarily from the sale of hardware products and related software. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue. In certain cases, our products are sold along with services, which include installation, training and post-sales software support. Post-sales software support consists of our management software, including rights, on a when-and-if available basis, to receive unspecified software product upgrades to either embedded software or our management software, maintenance releases and patches released during the term of the support period and product support, which includes telephone and Internet access to technical support personnel. From time to time, we offer customers sales incentives, which include volume rebates and discounts. These amounts are accrued on a quarterly basis and recorded net of revenue.

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

Contrary to our product and installation service sales, we have been able to establish VSOE for our training, post-sales software support. Training courses are based on a daily rate per person and will vary according to the type of training class offered. Post-sales software support is offered for a one year term and the price is based on the number of customer subscriber lines. In substantially all of the arrangements with multiple deliverables pertaining to arrangements with these services, we have used and intend to continue using VSOE to allocate the selling price to each deliverable. Consistent with its methodology under previous accounting guidance, we determine VSOE based on our normal pricing practices for these specific services when sold separately.

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

We regularly review VSOE, TPE and BSP.

Revenue as reported and our estimate of the pro forma revenue that would have been reported during the year ended December 31, 2010, if the transactions entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

	Year Ended December 31, 2010
	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect (unaudited)
Revenue	$287,043	$244,806

The new accounting standards for revenue recognition if applied in the same manner to the year ended December 31, 2009 would have resulted in additional revenues of $10.3 million for that fiscal year. Agreements entered into prior to January 1, 2010 which previously had been accounted for under ASC Topic 985-605 but were materially modified subsequent to January 1, 2010 and are now accounted for under ASC Topic 605-25 resulted in recognized revenue of $20.1 million for the year ended December 31, 2010. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition may have a significant effect on revenue in periods after the initial adoption as we continue to market our products in multiple element arrangements.

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

During the year ended December 31, 2010, we recorded stock-based compensation of $25.6 million. At December 31, 2010, we had $1.9 million of total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of approximately 3.2 years. At December 31, 2010, we had $21.9 million of total unrecognized compensation cost related to unvested restricted stock units, or RSUs, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of approximately 2.4 years. To the extent that the actual forfeiture rate is different than what we have anticipated, stock-based compensation related to these awards will be adjusted in future periods. The increased stock-based non-cash compensation expense for the year ended December 31, 2010 was the result of employee stock options exchanged for RSUs in the third quarter of 2009 which began amortizing upon our initial public offering in March of 2010 and will amortize through April of 2011.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

In valuing our common stock equity grants prior to our initial public offering (or IPO), we determined a business enterprise value of our company by taking a weighted combination of the enterprise values calculated under two valuation approaches, an income approach and a market approach. The income approach estimates the present value of future estimated debt-free cash flows, based upon forecasted revenue and costs. These discounted cash flows were added to the present value of our estimated enterprise terminal value, the multiple of which was derived from comparable company market data. These future cash flows were discounted to their present values using a rate corresponding to our estimated weighted average cost of capital. The discount rate was derived from an analysis of the weighted average cost of capital of our publicly-traded peer group as of the valuation date and was adjusted to reflect the risk inherent in our cash flows. The market approach estimates the fair value of a company by applying to that company the market multiples of comparable publicly-traded companies. We calculated a multiple of key metrics implied by the enterprise values or acquisition values of our publicly-traded peers. Based on the range of these observed multiples, we applied judgment in determining an appropriate multiple to apply to our metrics in order to derive an indication of value.

Restricted Stock Units

In July 2009, our board of directors approved a proposal to offer current employees and directors the opportunity to exchange eligible stock options for restricted stock units, or RSUs, on a one-for-one basis. Each RSU granted in the option exchange entitled the holder to receive one share of our common stock if and when the RSU vests. The vesting schedule for the RSUs is as follows: 50% of the RSUs will vest on the first day the trading window opens for employees that is more than 180 days following the effective date of an IPO, or the First Vesting Date, which was October 26, 2010, and the remaining 50% of the RSUs will vest on the first day the trading window opens for employees that is more than 180 days after the First Vesting Date, which is expected in April 2011, in each case, subject to the employee or director’s continuous service to our company through the vesting date. However, any unvested RSUs become immediately vested prior to the closing of a change in control, subject to the employee or director’s continuous service to our company through such date. The offer was made to eligible option holders on August 14, 2009 and expired on September 14, 2009. Only current employees and directors who were providing services to our company as of August 14, 2009 and continued to provide services through September 14, 2009 were eligible to participate. Pursuant to the exchange, we subsequently canceled options for 3.4 million shares of our common stock and issued an equivalent number of RSUs to eligible holders on September 23, 2009. In connection with the RSU grants, the unrecognized compensation expense of $16.8 million related to the exchanged options is being expensed over the remaining period of the original vesting period. The incremental cost of $14.8 million due to the exchange was deferred until a liquidation event, which happened with our IPO, and is being recognized in accordance with the vesting period described above. On December 23, 2009, we granted 1.1 million RSUs to our chief executive officer. These RSUs vest in equal installments on each of the first four anniversaries of the date of the grant, and vesting was contingent upon the completion of our IPO. The unrecognized compensation cost related to this grant of $10.6 million was deferred until the completion of our IPO and has begun recognition in accordance with the vesting period described above.

Inventory Valuation

Inventory consisting of finished goods purchased from a contract manufacturer is stated at the lower of cost, determined by the first-in, first-out method, or market value. We regularly monitor inventory quantities on-hand and record write-downs for excess and obsolete inventories based on our estimate of demand for our products, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds our estimated selling price. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis will be established that cannot be increased in future periods. The sale of previously reserved inventory has not had a material impact on our gross margins.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We record a specific allowance based on an analysis of individual past-due balances. Additionally, based on historical write-offs and our collections experience, we record an additional allowance based on a percentage of outstanding receivables. We perform credit evaluations of our customers’ financial condition. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history and a financial review of the customer.

Warranty

We offer limited warranties for our hardware products for a period of one or five years, depending on the product type. Warranty service revenues are deferred and recognized ratably over the period during which the services are to be performed. We recognize estimated costs related to warranty activities as a component of cost of revenue upon product shipment. The estimates are based on historical product failure rates and historical costs incurred in correcting product failures. The recorded amount is adjusted from time to time for specifically identified warranty exposure. Actual warranty expenses are charged against our estimated warranty liability when incurred. Factors that affect our warranty liability include the number of installed units and historical and anticipated rates of warranty claims and cost per claim.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill is not amortized but instead is subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that it may be impaired. We evaluate goodwill on an annual basis as of the end of the second quarter of each year. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Management has determined that we operate as a single reporting unit and, therefore, evaluates goodwill impairment at the enterprise level. We completed our annual goodwill impairment test during the third quarter of 2010 and the estimated fair value of Calix significantly exceeded our carrying value at that date. There were no impairment charges during 2010, 2009 or 2008. In addition, there have been no events or changes in circumstances through December 31, 2010, which would indicate any impairment to our goodwill.

Intangible assets with definite useful lives are amortized over their estimated useful lives, generally four to five years, and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We believe that no events or changes in circumstances have occurred that would require an impairment test for these assets.

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. There were no impairment losses during 2010, 2009 and 2008.

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

During the year ended December 31, 2008, we recognized revenue on two large orders that were previously deferred. For the year ended December 31, 2009, orders for our goods and services were relatively flat from the year ended December 31, 2008, primarily due to challenging macroeconomic and capital market conditions that negatively impacted our customers financial condition and decreased demand for our products. In 2010, our revenues increased over 2009 as we witnessed an improvement in macroeconomic and capital market conditions which supported customer demand for our products domestically and in the international markets we sell into.

Cost of revenue is strongly correlated to revenue and will tend to fluctuate from all of the aforementioned factors that could impact revenue. Other additional factors that impact cost of revenue include changes in the mix of products delivered to our customers and changes in the cost of our inventory. Cost of revenue includes fixed expenses related to our internal operations department which could impact our cost of revenue as a percentage of revenue, if there are large sequential fluctuations to revenue.

Our operating expenses have fluctuated based on the following factors: timing of variable sales compensation expenses due to fluctuations in order volumes, timing of salary increases which have historically occurred in the second quarter, timing of research and development expenses including prototype builds and intermittent outsourced development projects and increases in stock-based compensation expenses resulting from modifications to outstanding stock options. For example, in 2008, operating expense increases resulted primarily from increased variable sales compensation due to increased customer orders, and stock-based compensation expenses resulting from the repricing of outstanding stock options. In 2009, reduced operating expenses resulted from a decrease in variable sales compensation expenses coincident with a reduction in customer orders, and reduced spending on customer marketing initiatives and industry tradeshow events relative to the prior year. In 2010, operating expense increases resulted primarily from stock-based compensation expense resulting from the exchange of eligible stock options for restricted stock units, acquisition-related costs associated with our efforts to acquire Occam Networks, Inc., the implementation of a corporate bonus plan, an increase in variable sales compensation coincident with an increase in customer orders, increased spending on customer marketing initiatives associated with industry tradeshow events, and other costs associated with becoming a public company. Although the exchange of stock options for restricted stock units was approved by our board of directors in 2009, the restricted stock units received from the exchange did not begin vesting and amortizing to expense until there was a liquidity event, which was our initial public offering in March 2010. These restricted stock units will be fully vested and all related expense recorded by April 2011. The acquisition of Occam Networks, Inc. closed on February 22, 2011 and the associated “acquisition-related costs” and other integration-related costs will continue beyond the date of our completed merger.

As a result of the fluctuations described above and a number of other factors, many of which are outside our control, our annual operating results fluctuate from year to year. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

Comparison of Years Ended December 31, 2010, 2009 and 2008

Revenue

The following table sets forth our revenue:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Revenue	$287,043	$232,947	$250,463

Our revenue is principally derived in the United States. During 2010, 2009 and 2008 revenue generated in the United States represented approximately 85%, 91% and 84% of revenue, respectively.

2010 compared to 2009: Revenue increased $54.1 million from $232.9 million for 2009 to $287.0 million for 2010 primarily from increased product shipment volume, recognition of large deferred revenue balances for one customer and lower revenue deferrals resulting from our adoption of Topic 605-25 on January 1, 2010 which allows us to recognize revenue on partial shipments whereas in years prior to 2010 we were required to defer revenue recognition until the order was complete.

2009 compared to 2008: Although revenue decreased $17.5 million from $250.5 million for 2008 to $232.9 million for 2009, sales orders were consistent in 2008 and 2009. The decrease in revenue recognized was the result of recognition of revenue under a significant customer contract in the first quarter of 2008 that did not occur in 2009.

Cost of Revenue and Gross Profit

The following table sets forth our costs of revenue:

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except percentages)
Cost of revenue:
Products and services	$168,873	$150,863	$165,925
Amortization of existing technologies	5,440	5,440	5,440

Total cost of revenue	174,313	156,303	171,365
Gross profit	112,730	76,644	79,098
Gross margin	39%	33%	32%

2010 compared to 2009: Cost of revenue increased $18.0 million from $156.3 million for 2009 to $174.3 million for 2010, primarily due to an increase in revenues recognized during this period. Gross margin increased from 33% for 2009 to 39% for 2010, primarily as a result of reduced product costs and further a change in product and customer mix.

2009 compared to 2008: Cost of revenue decreased $15.1 million from $171.4 million for 2008 to $156.3 million for 2009, primarily due to a decrease in revenues recognized during this period. Gross margin increased from 32% for 2008 to 33% for 2009, as a result of reduced product costs.

Operating Expenses

Research and Development Expenses

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except percentages)
Research and development	$55,412	$46,132	$44,348
Percent of revenue	19%	20%	18%

2010 compared to 2009: Research and development expenses increased $9.3 million from $46.1 million for 2009 to $55.4 million for 2010, primarily due to an increase in stock-based compensation expense resulting from the RSUs received in the exchange program which began vesting in March 2010, an increase in compensation and related costs from an increase in employee headcount in the U.S. and in China, an increase in corporate bonus plan expense, increased facility and insurance expense allocations, and increased spending on prototypes.

2009 compared to 2008: Research and development expenses increased $1.8 million from $44.3 million for 2008 to $46.1 million for 2009, primarily due to increased spending on several new product prototypes, an increase in costs for employee compensation and benefits due to an increase in headcount, an increase in consulting costs and an increase in costs for employee recruiting, partially offset by a decrease in equipment depreciation and overhead costs.

Sales and Marketing Expenses

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except percentages)
Sales and marketing	$42,121	$33,486	$31,627
Percent of revenue	15%	14%	13%

2010 compared to 2009: Sales and marketing expense increased $8.6 million from $33.5 million for 2009 to $42.1 million for 2010, primarily due to an increase in stock-based compensation expense resulting from the RSUs received in the exchange program which began vesting in March 2010, an increase in compensation and related costs from an increase in employee headcount, an increase in corporate bonus plan expense and an increase in marketing expense mostly related to increased attendance at our User Group and Telco TV events that occurred in the fourth quarter of 2010.

2009 compared to 2008: Sales and marketing expenses increased $1.9 million, from $31.6 million for 2008 to $33.5 million for 2009, primarily due to an increase in costs for employee compensation and benefits. The increase in employee compensation was primarily due to an increase in employee headcount.

General and Administrative Expenses

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except percentages)
General and administrative	$27,998	$15,613	$15,253
Percent of revenue	10%	7%	6%

2010 compared to 2009: General and administrative expenses increased $12.4 million from $15.6 million for 2009 to $28.0 million for 2010, an increase in stock-based compensation expense resulting from the RSUs received in the exchange program which began vesting in March 2010, an increase in compensation and related costs from an increase in employee headcount, an increase in corporate bonus plan expense and other costs associated with becoming a public company in 2010.

2009 compared to 2008: General and administrative expenses remained relatively flat at $15.6 million and $15.3 million for 2009 and 2008, respectively.

Acquisition-Related Costs

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except percentages)
Acquisition-related Costs	$3,942	$—	$—
Percent of revenue	1%	NA	NA

In connection with our effort to acquire Occam Networks Inc., or Occam, we have incurred acquisition-related costs of $3.9 million in the annual period 2010. There were no acquisition-related costs in the corresponding periods of 2009 or 2008. We anticipate we will incur additional acquisition-related costs through at least the first quarter of 2011.

Amortization of Intangible Assets

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except percentages)
Amortization of intangible assets	$740	$740	$740
Percent of revenue	0%	0%	0%

In connection with the acquisition of OSI, $32.6 million of the total purchase price was allocated to amortizable intangible assets, which included customer contracts and lists and purchase order backlog. Amortization of intangible assets expense totaled $0.7 million in each of 2010, 2009 and 2008. In addition, $5.4 million for each of 2010, 2009 and 2008, related to the amortization of existing technology was classified as cost of revenue in our financial statements.

Other Income (Expenses)

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Interest income	$384	$245	620
Interest expense	(1,188)	(3,867)	(2,089)
Change in fair value of preferred stock warrants	(173)	37	1,329
Other income (expense)	(12)	119	10

Total other income (expense)	$(989)	$(3,466)	$(130)

2010 compared to 2009: Other expense was $3.5 million for 2009 compared to other expense of $1.0 million for 2010. The decrease in other expense of $2.5 million was primarily due to a reduction of interest expense from the repayment of the term loan in May 2010, an increase in interest income from higher cash and investment balances resulting from our IPO, offset by the change in the fair value of preferred stock warrants. Such preferred stock warrants were converted to common stock warrants at the end of the first quarter of 2010 in connection with our IPO and will no longer require revaluation in future periods.

2009 compared to 2008: Other expense was $0.1 million for 2008 compared to other expense of $3.5 million for 2009. The increase in other expense of $3.3 million was primarily due to an increase in interest expense resulting from the higher average interest rate of debt in place during a portion of 2009. Such debt was retired in the third quarter of 2009 and replaced with new debt. In connection with this transaction, we incurred a prepayment penalty and wrote off debt issuance costs, which contributed to the increase in interest expense.

Liquidity and Capital Resources

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net cash provided by (used in) operating activities	$9,176	$1,390	$(5,551)
Net cash (used in) provided by investing activities	(2,288)	(41,309)	2,849
Net cash provided by financing activities	27,595	48,526	4,574

At December 31, 2010, we had cash, cash equivalents and marketable securities of $98.3 million, which primarily consisted of money market mutual funds and highly liquid debt instruments held at major financial institutions. Since inception, we have financed our operations primarily through private sales of equity and from borrowings under credit facilities. In our initial public offering we raised net proceeds of approximately $57.3 million. On May 4, 2010, we paid down our outstanding term loan of $20.0 million with Silicon Valley Bank, or SVB, in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million.

We entered into an amended and restated loan and security agreement, or loan agreement, with Silicon Valley Bank, or SVB, in August 2009, as amended. This loan agreement, which replaced a previous loan agreement we had with SVB, provides for $50.0 million of total lending capacity as follows: a term loan of $20.0 million and a revolving credit facility of $30.0 million based upon a percentage of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services. The revolving credit facility, unless terminated earlier, expires on June 30, 2013. The proceeds of the term loan were used, along with other funds, to repay a term loan with an institutional investor totaling slightly over $23.0 million of principal, accrued interest and other fees. We paid down this term loan on May 4, 2010 in its entirety, and therefore we had no outstanding balance at December 31, 2010. At December 31, 2009, $20.0 million in principal was outstanding under the term loan and there were no outstanding borrowings under the revolving line at December 31, 2010 and 2009. The term loan as of December 31, 2009 bore interest at 7.75%, which is set at 6-month LIBOR (with a floor of 1.25%) plus a 6.50% margin. At our election, advances under the revolving line will accrue interest at (a) SVB’s prime rate (with a floor of 4.00%) plus a 0.50% to 2.00% margin or (b) LIBOR (with a floor of 1.25%) plus a 3.00% to 4.50% margin, subject to certain terms. The loan agreement is secured by all our assets, including intellectual property. In addition, the loan agreement stipulates that we must comply with certain covenants, information reporting requirements and other restrictive provisions. As of December 31, 2010 and as of the date of the filing of this report on Form 10-K, we were in compliance with all covenants and information reporting requirements in the loan agreement.

On September 16, 2010, we announced our intent to acquire Occam and have entered into a definitive agreement with Occam. We have committed approximately $88.9 million in cash as part of the acquisition cost which will be funded by cash from the combined companies including Occam’s cash on hand at the acquisition date. On February 22, 2011, we completed our merger with Occam.

Operating Activities

In 2010, our operating activities provided $9.2 million in cash, which consisted of our net loss of $18.6 million offset by non-cash charges of $38.0 million. In addition, cash outflows from changes in operating assets and liabilities included a decrease in deferred revenue of $11.4 million primarily from the recognition of revenue from one large customer order that had been booked in 2008 and lower overall revenue deferrals from adoption of new accounting rules at the beginning of 2010 offset by an increase in extended warranty revenue deferrals, an increase in inventories of $6.0 million to support higher business volumes with a wider product mix and in additional receipts of last time buys of component inventory that have been discontinued by suppliers, a decrease in accounts payable of $4.4 million as we decreased inventory receipts in the last month of the 2010, and a decrease in accrued liabilities of $2.6 million primarily related to the utilization of customer rebate balances offset by an increase in accrued compensation related to an increase in the corporate bonus plan and vacation balances from significant increases in employee headcount. Cash inflows from changes in operating assets and liabilities included a decrease in deferred cost of goods sold of $8.7 million related to the decrease in deferred revenue, a decrease in accounts receivable of $3.6 million due to strong collections, and a decrease in prepaid assets primarily due IPO related costs reclassed to equity on the close of our initial public offering.

In 2009, our operating activities provided $1.4 million in cash, which consisted of our net loss of $22.4 million, offset by non-cash charges of $20.3 million. In addition, cash outflows from changes in operating assets and liabilities included an increase in accounts receivable of $14.2 million from increased shipment volume near the end of the year, a decrease in accounts payable of $3.9 million due to accelerated payment terms with our contract manufacturer to obtain early payment discounts, an increase in prepaid expenses and other assets of $4.3 million primarily related to costs capitalized for our initial public offering, and an increase in deferred cost of goods sold of $2.3 million, related to the increase in deferred revenue. Cash inflows from changes in operating assets and liabilities included an increase in accrued liabilities of $12.1 million primarily related to an increase in customer rebates, professional fees associated with our initial public offering, employee compensation and warranty reserves, an increase in deferred revenue of $7.7 million, a decrease in inventory of $4.8 million resulting from better inventory management and a decrease in restricted cash of $4.2 million as we released performance bonds for the close out of RUS revenue contracts, as further described below.

Investing Activities

Our cash used in investing activities in 2010 consisted capital expenditures of $5.6 million which primarily consisted of computer and test equipment, and the purchase of marketable securities of $79.2 million partially offset by sales and maturities of marketable securities of $82.5 million.

Our cash used in investing activities in 2009 consisted of the purchase of marketable securities of $36.2 million, which primarily included highly liquid debt instruments and certificates of deposit, and capital expenditures of $5.1 million, which primarily consisted of computer and test equipment.

Financing Activities

Our financing activities provided cash of $27.6 million in the year ended December 31, 2010, which primarily consisted of net proceeds of $57.3 million from our IPO partially offset by the repayment of a term loan of $20.0 million. On May 4, 2010, we paid the outstanding loan payable to SVB of $20.0 million in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million. Additionally, we withheld $7.8 million for taxes related to vesting of 50% of the restricted stock units (RSUs) that had been exchanged for stock options held by employees in 2009 and $2.2 million for other RSUs that vested during the year ended 2010. The exchanged RSUs vested on October 26, 2010, and the remaining 50% is expected to vest in April 2011. Upon vesting, the RSUs were net share-settled to cover the required withholding tax and the remaining amount was converted into an equivalent number of shares of common stock. We withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 737,000, which was based on the value of the RSUs on their vesting date as determined by our closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were approximately $10.0 million, and these are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by us as they reduced and retired the number of shares that would have otherwise have been issued as a result of the vesting and did not represent an expense to us.

Our financing activities provided cash of $48.5 million in the year ended December 31, 2009, which primarily consisted of net proceeds of $49.5 million from the issuance of 6.3 million shares of Series J convertible preferred stock. On May 29, 2009, we entered into a Series J Preferred Stock Purchase Agreement, or the Series J Agreement, with certain investors and completed our first closing, at which we issued 4.4 million shares of Series J convertible preferred stock for gross proceeds of $34.7 million. We subsequently completed three additional closings, with the final closing occurring on August 5, 2009. Upon completion, we issued a total of 6.3 million shares of Series J convertible preferred stock for gross proceeds of $50.0 million.

Working Capital and Capital Expenditure Needs

Except as disclosed in Contractual Obligations and Commitments below, and other than our efforts to acquire Occam pursuant to which we have committed approximately $88.9 million in cash as part of the acquisition cost which will be funded by cash from the combined companies, we currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. We may be required to issue performance bonds to satisfy requirements under our RUS contracts. We issue letters of credit under our existing credit facility to support these performance bonds. In the event we do not have sufficient capacity under our credit facility to support these bonds, we will have to purchase certificates of deposit, which could materially impact our working capital or limit our ability to satisfy such contract requirements. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations at December 31, 2010 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 years
Operating lease obligations	$6,044	$1,762	$3,751	$504	$27

Total	$6,044	$1,762	$3,751	$504	$27

Future minimum lease payments under our lease for our primary office space in Petaluma, California and for our facilities in Minneapolis, Minnesota, Acton, Massachusetts and Nanjing, China are disclosed in the table above. In February 2009, we entered into a new lease agreement for our primary office in Petaluma that expires in February 2014. We received a lease incentive consisting of $1.2 million in leasehold improvements provided by our lessor. We have capitalized the full amount of the lease incentive and will amortize the cost of the improvements over the lease term. Our lease in Minneapolis expires in March 2014, our lease in Acton expires in June 2016 and our lease in Nanjing expires in February 2016.

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not believe this update will have a significant impact on our financial statements at this time.

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (ASC Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. This ASU updates the FASB Accounting Standards Codification™ for the SEC Staff Announcement, Accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. This announcement provides guidance on the accounting effect, if any, that arises from the different signing dates between the Health Care and Education Reconciliation Act of 2010, a reconciliation bill that amends the Patient Protection and Affordable Care Act (collectively the “Acts”). Recently, questions have arisen about whether and how the different signing dates will affect the accounting for these two Acts for that limited number of registrants with a period end that falls between the two signing dates. We do not believe this will impact our financial statements at this time.

In January 2010, the FASB issued an update to ASC Topic 820, Fair Value Measurements and Disclosures, related to the disclosures for transfers in and out of Levels 1 and 2 fair value measurements and the activity in Level 3 fair value measurements. The amendment recommends a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Further, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number). Also, the amendment requires clarification in existing disclosures for disaggregation of fair value measurement disclosures for each class of assets and liabilities and disclosures about inputs and valuation techniques. The effective date is for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted all the amended provisions of ASC Topic 820 in the first quarter of 2010. There was no impact from adoption of this amendment to ASC Topic 820 to our financial statements.

In September 2009, the Financial Accounting Standards Board, or FASB, issued an Accounting Standard Update, or ASU, to ASC Topic 985-605 and ASC Topic 605-25. The ASU related to Topic 985-605 excludes the sales of tangible products that contain essential software elements from the scope of revenue recognition requirements for software arrangements. The sale of these products will then fall under the general revenue recognition guidance as provided by the FASB in the ASC. The ASU related to Topic 605-25 has two fundamental changes: (1) it requires a vendor to allocate revenue to each unit of accounting in many arrangements involving multiple deliverables based on the relative selling price of each deliverable, and (2) it changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available. The revised guidance will cause revenue to be recognized earlier for many revenue transactions involving sales of software-enabled devices and transactions involving multiple deliverables. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010 with earlier adoption allowed through either a prospective or retrospective application methodology. However, an entity must select the same transition method and same period for both of the ASUs that were issued. We adopted this revised guidance as of January 1, 2010 using the prospective method of application.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Our exposure to interest rates also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. Any outstanding borrowings under our term loan and line of credit bear a variable rate of interest based upon the applicable LIBOR or prime rate and is adjusted monthly based upon changes in the Federal Reserve’s prime rate. On May 4, 2010, we paid down our outstanding term loan of $20.0 million, which bore interest at LIBOR (not less than 1.25%) plus 6.50%, in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million. As of December 31, 2010, we had no term loans outstanding. As of December 31, 2010, there were no outstanding borrowings under the revolving credit facility.

Foreign Currency Risk

Our sales contracts are primarily denominated in U.S. dollars and, therefore, the majority of our revenues are not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities. Our only exposure in regard to our foreign assets and liabilities is with our Chinese subsidiary whose functional currency is the Chinese Renminbi. We are indirectly exposed to changes in foreign currency exchange rates to the extent of our use foreign contract manufacturers whom we pay in U.S. dollars. As a result, changes in the local currency rates of these vendors in relation to the U.S. dollar could cause an increase in the price of products that we purchase.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements are contained in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Calix, Inc.

We have audited the accompanying consolidated balance sheets of Calix, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calix, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to consolidated financial statements, the Company changed its method of accounting for revenue recognition with the adoption of amendments to the FASB ASC resulting from Accounting Standards Update No. 2009-13, Multiple-Deliverable Arrangements, adopted effective January 1, 2010.

/s/    ERNST & YOUNG LLP

San Jose, California

February 24, 2011

CALIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$66,304	$31,821
Marketable securities	32,020	36,228
Restricted cash	—	629
Accounts receivable, net	43,377	46,992
Inventory	24,557	18,556
Deferred cost of goods sold	7,771	16,468
Prepaid expenses and other current assets	3,245	4,018

Total current assets	177,274	154,712
Property and equipment, net	11,815	11,293
Goodwill	65,576	65,576
Intangible assets, net	515	6,695
Other assets	2,376	2,840

Total assets	$257,556	$241,116

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$10,268	$14,635
Accrued liabilities	25,987	28,629
Preferred stock warrant liabilities	—	195
Current portion of loans payable	—	3,333
Deferred revenue	14,062	29,921

Total current liabilities	50,317	76,713
Loan payable	—	16,667
Long-term portion of deferred revenue	10,985	6,556
Other long-term liabilities	951	910

Total liabilities	62,253	100,846

Commitments and contingencies
Convertible preferred stock, $0.025 par value, issuable in series: no shares and 38,760 shares authorized at December 31, 2010 and December 31, 2009; no shares and 22,492 shares issued and outstanding at December 31, 2010 and December 31, 2009	—	479,628

Stockholders’ equity (deficit):
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2010 and December 31, 2009	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 38,712 and 4,087 shares issued and outstanding as of December 31, 2010 and December 31, 2009	968	102
Additional paid-in capital	605,939	52,739
Other comprehensive income (loss)	31	(17)
Accumulated deficit	(411,635)	(392,182)

Total stockholders’ equity (deficit)	195,303	(339,358)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$257,556	$241,116

See notes to consolidated financial statements.

CALIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenue	$287,043	$232,947	$250,463
Cost of revenue:
Products and services (1)	168,873	150,863	165,925
Amortization of existing technologies	5,440	5,440	5,440

Total cost of revenue	174,313	156,303	171,365

Gross profit	112,730	76,644	79,098
Operating expenses:
Research and development (1)	55,412	46,132	44,348
Sales and marketing (1)	42,121	33,486	31,627
General and administrative (1)	27,998	15,613	15,253
Acquisition-related costs	3,942	—	—
Amortization of intangible assets	740	740	740

Total operating expenses	130,213	95,971	91,968

Loss from operations	(17,483)	(19,327)	(12,870)
Other income (expense):
Interest income	384	245	620
Interest expense	(1,188)	(3,867)	(2,089)
Change in fair value of preferred stock warrants	(173)	37	1,329
Other (expenses) income	(12)	119	10

Net loss before provision (benefit) for income taxes	(18,472)	(22,793)	(13,000)
Provision (benefit) for income taxes	81	(352)	(81)

Net loss	(18,553)	(22,441)	(12,919)
Preferred stock dividends	900	3,747	4,065

Net loss attributable to common stockholders	$(19,453)	$(26,188)	(16,984)

Net loss per common share:
Basic and diluted	$(0.65)	$(6.48)	$(4.27)

Weighted average number of shares used to compute net loss per share:
Basic and diluted	29,778	4,040	3,975

(1) Includes stock-based compensation as follows:

	December 31, 2010	December 31, 2009	December 31, 2008
Cost of revenue	$1,745	$682	$619
Research and development	5,966	2,657	3,189
Sales and marketing	4,555	1,739	1,998
General and administrative	13,309	4,118	4,134

	$25,575	$9,196	$9,940

See notes to consolidated financial statements.

CALIX, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	15,702	$422,337	4,172	$97	$33,210	$27	$(349,010)	$(315,676)
Amortization of early exercise liability	—	—	—	2	263	—	—	265
Stock-based compensation	—	—	—	—	9,940	—	—	9,940
Exercise of stock options and preferred stock warrants	1	1	25	1	103	—	—	104
Repurchase of common stock	—	—	(173)	—	(19)	—	—	(19)
Issuance of Series I preferred stock, net of issuance costs	—	—	—	—	—	—	—	—
Issuance of Series I preferred stock dividends	205	4,065		—	—		(4,065)	(4,065)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,919)	(12,919)
Unrealized loss on short-term investments	—	—	—	—	—	(27)	—	(27)

Total comprehensive loss	—	—	—	—	—	—	—	(12,946)

Balance at December 31, 2008	15,908	426,403	4,024	100	43,497	—	(365,994)	(322,397)
Stock-based compensation	—	—	—	—	9,196	—	—	9,196
Exercise of stock options	—	—	64	2	58	—	—	60
Repurchase of common stock	—	—	(1)	—	(12)	—	—	(12)
Issuance of Series I preferred stock dividends	272	3,747	—	—	—	—	(3,747)	(3,747)
Issuance of Series J preferred stock, net of issuance costs	6,312	49,478	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(22,441)	(22,441)
Unrealized loss on short-term investments	—	—	—	—	—	(17)	—	(17)

Total comprehensive loss	—	—	—	—	—	—	—	(22,458)

Balance at December 31, 2009	22,492	479,628	4,087	102	52,739	(17)	(392,182)	(339,358)
Preferred stock dividend	54	900	—		—	—	(900)	(900)
Preferred stock and preferred stock warrant conversion upon completion of the IPO	(22,546)	(480,528)	28,115	703	480,192	—	—	480,895
IPO proceeds net of issuance costs and underwriters’ discount	—	—	5,116	128	57,184	—	—	57,312
Stock based compensation					25,575			25,575
Exercise of stock options			164	4	284			288
RSU vesting net of taxes withheld			1,230	31	(10,035)			(10,004)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(18,553)	(18,553)
Unrealized loss on short-term investments	—	—	—	—	—	48	—	48

Total comprehensive loss	—	—	—	—	—	—	—	(18,505)

Balance at December 31, 2010	—	$—	38,712	$968	$605,939	$31	$(411,635)	$195,303

See notes to consolidated financial statements.

CALIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities
Net Loss	$(18,553)	$(22,441)	$(12,919)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premiums relating to available-for-sale securities	967	—	—
Depreciation and amortization	5,015	4,942	5,423
Amortization of intangible assets	6,180	6,180	6,180
Revaluation of warrant liability	173	(37)	(1,329)
Stock-based compensation	25,575	9,196	9,940
Net gains on investments	(37)	—	—
Loss on disposal of property and equipment	77	—	—
Changes in operating assets and liabilities:
Change in restricted cash	629	4,227	(4,856)
Accounts receivable, net	3,615	(14,209)	(5,228)
Inventory	(6,001)	4,841	(2,334)
Deferred cost of goods sold	8,697	(2,260)	13,104
Prepaid expenses and other assets	1,237	(4,252)	(71)
Accounts payable	(4,367)	(3,855)	1,743
Accrued liabilities	(2,642)	12,138	1,920
Deferred revenue	(11,430)	7,664	567
Other long-term liabilities	41	(744)	(17,691)

Net cash provided by (used in) operating activities	$9,176	$1,390	$(5,551)

Investing activities
Acquisition of property and equipment	(5,614)	(5,064)	(5,427)
Purchase of marketable securities	(79,190)	(36,245)	—
Sales of marketable securities	29,214	—	8,276
Maturities of marketable securities	53,302	—	—

Net cash (used in) provided by investing activities	(2,288)	(41,309)	2,849

Financing activities
Proceeds from initial public offering of common stock, net of issuance costs	57,311	—	—
Proceeds from loans	—	20,000	21,000
Principal payments on loans	(20,000)	(21,000)	(16,512)
Taxes withheld upon the vesting of RSUs	(10,004)	—	—
Proceeds from issuance of Series J preferred stock	—	49,478	—
Proceeds from exercise of stock options and warrants and other	288	60	105
Repurchase of common and preferred stock	—	(12)	(19)

Net cash provided by financing activities	27,595	48,526	4,574

Net increase in cash and cash equivalents	34,483	8,607	1,872
Cash and cash equivalents at beginning of period	31,821	23,214	21,342

Cash and cash equivalents at end of period	$66,304	$31,821	23,214

Supplemental schedule of noncash investing and financing activities
Interest paid	$796	$4,384	$1,193

Income taxes paid	$40	$39	$93

Amortization of liability related to early exercise of common stock	—	—	$265

Issuance of Series I preferred stock dividends	$900	$3,747	$4,065

See notes to consolidated financial statements.

CALIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company, Basis of Presentation and Significant Accounting Policies

Company

Calix, Inc. (the “Company”), which was incorporated in Delaware in August 1999, is a leading provider in North America of broadband communications access systems and software for fiber- and copper-based network architectures that enable communications service providers to connect to their residential and business subscribers.

Basis of Presentation

The Company operates on a 4-4-5 fiscal calendar which divides the year into four quarters with each quarter having 13 weeks which are grouped into two 4-week months and one 5-week month. The Company’s fiscal year ends on December 31. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying consolidated financial statements, including the accounts of Calix, Inc. and its wholly owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has made certain reclassifications to prior period amounts in order to conform to the current period’s presentation.

The preparation of financial statements in conformity with the applicable accounting guidance requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to: allowances for credit losses, excess and obsolete inventory, allowances for obligations to its contract manufacturer, useful lives assigned to long-lived assets and acquired intangible assets, warranty costs, and contingencies. Actual results could differ from those estimates, and such differences could be material to the Company’s financial position and results of operations.

The Company filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission for its initial public offering of shares of its common stock (the “IPO”). Upon IPO, all of the convertible preferred stock outstanding converted into 28.1 million shares of common stock based on the shares of convertible preferred stock outstanding at the date of the IPO. In addition, the outstanding preferred stock warrants converted into warrants to purchase common stock and the preferred stock warrants liabilities of $0.2 million were reclassified to additional paid in capital.

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

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. This guidance does not change the units of accounting for the Company’s revenue transactions. The Company’s products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment and are deemed to be non-contingent deliverables. The Company provides certain services at stated prices over a specified period of time and must meet specified performance conditions. As such, the Company has determined that its individual services are contingent deliverables. In addition, the Company provides specified packages of items considered a package arrangement which it also considers a contingent deliverable, and therefore the Company does not bill its customers until it has fully delivered the package. For multiple-element arrangements that include products and packages or services, the Company first excludes the contingent revenue items and then allocates the remaining consideration to the non-contingent product deliverables on the basis of their relative selling price, which is currently BSP. To the extent that the stated contractual prices fall within the Company’s calculated range for BSP, it will allocate the consideration using the stated contractual prices. However, if the stated contractual price for any product deliverable is outside the range, the contractual prices will be adjusted using the midpoint price within its range in order to allocate arrangement consideration using the “relative selling price method.” Since the individual products and services meet the criteria for separate units of accounting, the Company will recognize revenue upon delivery of each product and/or services. Post-sales software support revenue is deferred and recognized ratably over the period during which the services are to be performed. Installation and training service arrangements are recognized upon delivery or completion of performance. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. Revenue from package arrangements are recognized upon full delivery of the package. In instances where substantive acceptance provisions are specified in the customer agreement, revenue is deferred until all acceptance criteria have been met. The Company’s arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

The Company derives revenue primarily from the sales of its hardware products and related software. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue. In certain cases, the Company’s products are sold along with services, which include installation, training and post-sales software support. Post-sales software support consists of the Company’s management software, including rights, on a when-and-if available basis, to receive unspecified software product upgrades to either embedded software or the Company’s management software, maintenance releases and patches released during the term of the support period and product support, which includes telephone and Internet access to technical support personnel. From time to time, the Company offers customers sales incentives, which include volume rebates and discounts. These amounts are accrued on a quarterly basis and recorded net of revenue.

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

Contrary to its product and installation service sales, the Company has been able to establish VSOE for its training and post-sales software support. Training courses are based on a daily rate per person and will vary according to the type of training class offered. Post-sales software support is offered for a one year term and the price is based on the number of customer subscriber lines. In substantially all of the arrangements with multiple deliverables pertaining to arrangements with these services, the Company has used and intends to continue using VSOE to determine the selling price for each deliverable. Consistent with its methodology under previous accounting guidance, the Company determines VSOE based on its normal pricing practices for these specific services when sold separately.

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

The Company regularly reviews VSOE, TPE and BSP.

Revenue as reported and the Company’s estimate of the pro forma revenue that would have been reported during the year ended December 31, 2010, if the transactions entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect (unaudited)
Revenue	$287,043	$244,806

The new accounting standards for revenue recognition if applied in the same manner to the year ended December 31, 2009 would have resulted in additional revenues of $10.3 million for that fiscal year. Agreements entered into prior to January 1, 2010 which previously had been accounted for under ASC Topic 985-605 but were materially modified subsequent to January 1, 2010 and are now accounted for under ASC Topic 605-25 resulted in recognized revenue of $20.1 million for the year ended December 31, 2010. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition may have a significant effect on revenue in periods after the initial adoption as the Company continues to market its products in multiple element arrangements.

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

Warranty

The Company offers limited warranties for its hardware products for a period of one or five years, depending on the product type. Warranty service revenues are deferred and recognized ratably over the period during which the services are to be performed. The Company recognizes estimated costs related to warranty activities as a component of cost of revenue upon product shipment. The estimates are based on historical product failure rates and historical costs incurred in correcting product failures. The recorded amount is adjusted from time to time for specifically identified warranty exposure. Actual warranty expenses are charged against the Company’s estimated warranty liability when incurred. Factors that affect the Company’s warranty liability include the number of installed units and historical and anticipated rates of warranty claims and cost per claim.

Research and Development

Research and development costs include costs of developing new products and processes, as well as design and engineering costs. Such costs are charged to research and development expense as incurred.

Development costs related to software incorporated in the Company’s products incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated useful lives of the related products. Technological feasibility is established upon completion of a working model. Through December 31, 2010, these costs have been minimal and, accordingly, all software development costs recognized have been charged to research and development expense in the Company’s statements of operations.

Credit Risk and Inventory Supplier Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Cash equivalents consist of money market funds which are invested through financial institutions in the United States. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. Marketable securities consist principally of U.S. government sponsored entity bonds, commercial paper, debt securities of domestic corporations with strong credit ratings, bank certificates of deposit and U.S. Treasury bills. Management believes that that the financial institutions that hold the Company’s cash and investments are financially sound and, accordingly, minimal credit risk exists with respect to these cash and investments.

Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the financial statements. The Company performs ongoing credit evaluations of its customers and does not require collateral from its customers to secure accounts receivable. Accounts receivable are derived from shipments to customers located primarily in the U.S. and the Caribbean. The Company provides an allowance for estimated losses on receivables based on a review of the current status of existing receivables and historical collection experience. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s financial position and results of operations.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Accounts Receivable as of		Percentage of Revenue
	December 31,		Years Ended December 31,
Customers	2010	2009	2010	2009	2008
Embarq Corporation (1)	—%	—%	—%	—%	16%
CenturyTel (1)	—	—	—	—	9
CenturyLink (1)	9	44	29	38	—
Customer A	—	—	—	—	11
Customer B	14	—	—	—	—

(1)	As of July 1, 2009, Embarq and CenturyTel completed a merger to create a combined company known as CenturyLink. The percentages shown above, for the years ended December 31, 2010 and 2009, are shown for the combined entity.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. The Company records a specific allowance based on an analysis of individual past-due balances. Additionally, based on its historical write-offs and collections experience, the Company records an additional allowance based on a percentage of outstanding receivables. The Company performs credit evaluations of its customers’ financial condition. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history and financial review of the customer.

The Company depends primarily on a single contract manufacturer for the bulk of its finished goods inventory. The Company generally purchases its product through purchase orders and has no supply agreements with its suppliers or contract manufacturers. While the Company seeks to maintain a sufficient reserve of its products, the Company’s business and results of operations could be adversely affected by a stoppage or delay in receiving such products, the receipt of defective parts, an increase in price of such products or the Company’s inability to obtain lower prices from its contract manufacturers and suppliers in response to competitive pressures.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, marketable securities, accounts payable, and other accrued liabilities approximate their fair value due to their relatively short-term nature. The carrying amount of the Company’s loans payable and preferred stock warrant liabilities at December 31, 2009, and other long-term liabilities approximate their fair value. The fair value of loans payable was based upon management’s best estimates of interest rates that would be available for similar debt obligations as of December 31, 2009. The fair value of the preferred stock warrant liabilities was estimated using the Black-Scholes valuation model.

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

The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of comprehensive loss in the statements of convertible preferred stock and stockholders’ equity (deficit) until realized. Should the Company determine that any unrealized losses on the investments are other-than-temporary, the amount of that impairment to be recognized in earnings will depend on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. Realized gains and losses, which have been immaterial to date, are determined on the specific identification method and are reflected in results of operations.

Restricted Cash

Restricted cash consisted of certificates of deposit totaling $0.6 million as of December 31, 2009. These certificates of deposit were purchased to back performance bonds for the Company’s RUS-funded customer contracts. As of December 31, 2010, such certificates of deposit were no longer required to back performance bonds for the Company’s RUS-funded customer contracts and therefore there are no restricted cash balances at December 31, 2010.

Inventory

Inventory consisting of finished goods purchased from a contract manufacturer is stated at the lower of cost, determined by the first-in, first-out method, or market value. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis will be established that cannot be increased in future periods.

Deferred Cost of Goods Sold

When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the criteria for immediate revenue recognition, the Company also defers the related inventory costs for the delivered items until all criteria are met for revenue recognition.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and are depreciated using the straight-line method over the estimated useful life of each asset. Computers are depreciated over two years; software, manufacturing test equipment, and tooling are depreciated over three years; furniture and fixtures are depreciated over seven years; and leasehold improvements are depreciated over the shorter of the respective lease term or the estimated useful life of the asset. Maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. Through December 31, 2010, no impairment losses have been identified.

Goodwill and Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of the Company’s acquisition of Optical Solutions, Inc. (“OSI”) in February 2006. This goodwill is not deductible for tax purposes, and there have been no adjustments to goodwill since the acquisition date.

Goodwill is not amortized but instead is subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that they may be impaired. The Company evaluates goodwill on an annual basis as of the end of the second quarter of each fiscal year. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Management has determined that it operates as a single reporting unit and therefore evaluates goodwill impairment at the enterprise level. There were no impairment charges through December 31, 2010.

Intangible assets with definite useful lives are amortized over their estimated useful lives, generally four to five years, and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company believes that no events or changes in circumstances have occurred that would require an impairment test for these assets.

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

The Company estimated the fair value of these warrants using the Black-Scholes option valuation model, which included the estimated fair market value of the underlying preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, and expected dividends on and expected volatility of the price of the underlying preferred stock. In the Company’s initial public offering, the remaining outstanding preferred stock warrants were automatically converted into warrants to purchase common stock. The Company recorded expense of $0.2 million during the year ended December 31, 2010 and recorded income of $0.04 million and $1.3 million in the years ended December 31, 2009 and 2008, respectively, to reflect changes in the estimated fair value of the remaining outstanding preferred stock warrants. Such preferred stock warrants were converted to common stock warrants on March 26, 2010 in connection with the Company’s initial public offering and will no longer require revaluation in future periods.

Income Taxes

The Company evaluates its tax positions and estimates its current tax exposure together with assessing temporary differences resulting from differing treatment of items not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities on the Company’s balance sheets, which are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s statements of operations become deductible expenses under applicable income tax laws or loss or credit carry-forwards are utilized. Accordingly, realization of the Company’s deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company recorded a full valuation allowance at each balance sheet date presented because, based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize all of its deferred tax assets in the future. The Company intends to maintain the full valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances.

Foreign Currency Translation

Assets and liabilities of the Company’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the monthly average exchanges rates. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses were not material during the years ended December 31, 2010, 2009 and 2008.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not believe this update will have a significant impact on its financial statements at this time.

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

In September 2009, the FASB issued an Accounting Standard Update, or ASU, to ASC Topic 985-605 and ASC Topic 605-25. The ASU related to Topic 985-605 excludes the sales of tangible products that contain essential software elements from the scope of revenue recognition requirements for software arrangements. The sale of these products will then fall under the general revenue recognition guidance as provided by the FASB in the ASC. The ASU related to Topic 605-25 has two fundamental changes: (1) it requires a vendor to allocate revenue to each unit of accounting in many arrangements involving multiple deliverables based on the relative selling price of each deliverable, and (2) it changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available. The revised guidance will cause revenue to be recognized earlier for many revenue transactions involving sales of software-enabled devices and transactions involving multiple deliverables. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010 with earlier adoption allowed through either a prospective or retrospective application methodology. However, an entity must select the same transition method and same period for both of the ASUs that were issued. The Company expects the adoption of the revised guidance to have a significant impact on the financial statements due to the fact that the Company’s products consist of tangible products with essential software elements. Further, when these products are sold as part of multiple element arrangements, the Company will allocate the revenue based on the revised allocation guidance. The Company adopted the revised guidance as of January 1, 2010 using the prospective method of application.

2. Intangible Assets

Intangible assets are carried at cost, less accumulated amortization, as disclosed in the following tables (in thousands):

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technologies	$27,200	$(26,747)	$453	$27,200	$(21,307)	$5,893
Customer contracts and lists	3,700	(3,638)	62	3,700	(2,898)	802
Purchase order backlog	1,700	(1,700)	–	1,700	(1,700)	–

Total intangible assets	$32,600	$(32,085)	$515	$32,600	$(25,905)	$6,695

Amortization expense was $6.2 million for each of the years ended December 31, 2010, 2009 and 2008. The Company expects amortization expense on intangible assets to be $0.5 million in 2011 related to these intangible assets.

Existing Technologies

Included in existing technologies is developed and core technology and patents. Developed technology consists of products that have reached technological feasibility and includes products in most of OSI’s product lines, principally network technologies. Core technology and patents represent a combination of OSI processes, patents and trade secrets developed through years of experience in design and development relating to various network technologies. The Company intends to leverage this proprietary knowledge to develop new technology and improved products and manufacturing processes. The Company determined the estimated useful life based on the estimated economic benefit of the asset, which represents the period of time in which the acquired technology is expected to contribute to the future cash flows of the Company. The Company determined an estimated life of five years based on the assumption that the acquired technology is expected to be replaced with new technology approximately five years subsequent to the acquisition date. Due to uncertainties in the pattern of these future cash flows, the Company cannot reliably determine the pattern of economic benefits in which existing technologies are realized. The Company is therefore amortizing the developed and core technology and patents on a straight-line basis over an estimated useful life of five years.

Customer Contracts and Lists

Customer contracts and lists represent contractual customer relationships pertaining to the products and services provided by OSI and agreements with various business partners, including any distribution arrangements. The Company determined the estimated useful life based on the estimated economic benefit of the asset, which represents the period of time in which the acquired customer contracts and lists are expected to contribute to the future cash flows of the Company. The acquired customer contracts and lists were assigned the same useful life as existing technology, given that the acquired customer contracts would be at risk once the existing technology became obsolete after approximately five years. Due to uncertainties in the pattern of these future cash flows, the Company cannot reliably determine the pattern of economic benefits in which customer contracts and lists are realized. The Company is therefore amortizing the fair value of these assets on a straight-line basis over an estimated useful life of five years.

3. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net loss attributable to common stockholders	$(19,453)	$(26,188)	$(16,984)

Denominator:
Weighted-average common shares outstanding	29,778	4,040	4,167
Less: weighted-average common shares subject to repurchase	—	—	(192)

Weighted-average common shares used to compute basic and diluted net loss per share	29,778	4,040	3,975

Basic and diluted net loss per share	$(0.65)	$(6.48)	$(4.27)

As the Company incurred net losses in the periods presented, the following table displays the Company’s other outstanding common stock equivalents that were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive (in thousands):

	As of December 31,
	2010	2009	2008
Stock options	735	678	3,782
Restricted stock units	3,426	4,537	—
Common stock warrants	65	11	11
Convertible preferred stock	—	28,044	20,420
Convertible preferred stock warrants	—	58	51

4. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Cash and Cash equivalents:
Cash	$10,839	$14,626
Money market funds	55,465	17,195

Total cash and cash equivalents	66,304	31,821
Marketable securities:
Corporate debt securities	19,324	14,669
U.S. government sponsored entity bonds & discount notes	—	10,471
Commercial paper	12,696	5,195
U.S. Treasury bills	—	2,492
Certificates of deposit	—	3,401

Total marketable securities	32,020	36,228

Total cash, cash equivalents and marketable securities	$98,324	$68,049

The following tables summarize the unrealized gains and losses related to the Company’s investments in cash equivalents and marketable securities designated as available-for-sale as follows (in thousands):

As of December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$19,302	$25	$(3)	$19,324
Commercial paper	12,696	—	—	12,696

Total	$31,998	$25	$(3)	$32,020

All amounts are due within one year.

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$14,677	$12	$(20)	$14,669
U.S. government sponsored entity bonds	10,480	—	(9)	10,471
Commercial paper	5,195	—	—	5,195
Certificates of deposit	3,401	—	—	3,401
U.S. treasury bills	2,492	—	—	2,492

Total	$36,245	$12	$(29)	$36,228

As of December 31, 2010 and December 31, 2009 gross unrealized gains and losses on the Company’s investments were due to changes in market conditions that caused interest rates to fluctuate. The Company reviews investments held with unrealized losses to determine if the loss is other-than-temporary. The Company determined that it has the ability and intent to hold these investments for a period of time sufficient for a recovery of fair market value and does not consider the investments to be other-than-temporarily impaired for all periods presented. In addition, the Company did not experience any significant realized gains or losses on its investments through December 31, 2010. The Company’s money market funds maintained a net asset value of $1.00 for all periods presented. Net unrealized gains/losses are recorded to other comprehensive income (loss) in the Company’s consolidated balance sheets.

5. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Computer equipment and purchased software	$24,061	$21,647
Test equipment	26,476	24,335
Furniture and fixtures	1,560	1,515
Leasehold improvements	2,882	2,808

Total	54,979	50,305
Accumulated depreciation	(43,164)	(39,012)

Property and equipment, net	$11,815	$11,293

6. Balance Sheet Details

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Accounts receivable	$44,544	$49,199
Allowance for doubtful accounts	(616)	(1,008)
Product return reserve	(551)	(1,199)

Accounts receivable, net	$43,377	$46,992

Accrued liabilities consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Accrued compensation and related benefits	$13,376	$7,922
Accrued warranty	3,789	4,213
Accrued professional and consulting fees	1,613	2,978
Accrued customer rebates	1,880	8,958
Accrued excess and obsolete inventory at contract manufacturer	1,022	1,054
Sales and use tax payable	1,066	631
Other	3,241	2,873

Total accrued liabilities	$25,987	$28,629

7. Accrued Warranty

The Company provides a warranty for its hardware products. Hardware generally has a five-year warranty from the date of shipment. The Company accrues for potential warranty claims based on the Company’s historical claims experience. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.

Activity related to the product warranty is as follows (in thousands):

	Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Balance at beginning of period	$4,213	$3,375	$2,534
Warranty charged to cost of revenue	5,258	5,147	4,514
Utilization of warranty	(5,682)	(4,309)	(3,673)

Total accrued warranty	$3,789	$4,213	$3,375

8. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of December 31, 2010 (in thousands):

2011	$1,762
2012	1,843
2013	1,908
2014	386
2015	118
Thereafter	27

Total	$6,044

The Company leases its primary office space in Petaluma, California under a lease agreement that extends through February 2014. Rent expense was $2.1 million for each of the years ended December 31, 2010, 2009 and 2008. The Company received a lease incentive consisting of $1.2 million in leasehold improvements provided by the lessor. The Company has capitalized the full amount of the lease incentive and will amortize the cost of the improvements over the lease term. The value of the incentive is being amortized through rent expense over the lease term. Payments under the Company’s operating leases that escalate over the term of the lease are recognized as rent expense on a straight-line basis.

Purchase Commitments

The Company does not have firm purchase commitments with its primary contract manufacturer. In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturer places orders for component inventory in advance based upon the Company’s build forecasts. The components are used by the contract manufacturer to build the products included in the build forecasts. The Company does not take ownership of the components and any outstanding orders do not represent firm purchase commitments pursuant to the Company’s agreement with the contract manufacturer. The Company incurs a liability when the manufacturer has converted the component inventory to a finished product and takes ownership of the inventory when transferred to the designated shipping warehouse. However, historically, the Company has reimbursed its primary contract manufacturer for inventory purchases when this inventory has been rendered obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by its suppliers, or in cases where inventory levels greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders, which are included in accrued liabilities in the accompanying balance sheets, were $1.0 million and $1.1 million as of December 31, 2010 and 2009. The Company records these amounts in cost of products and services in its statement of operations.

Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. For example, on December 28, 2009, Calix filed a lawsuit against Wi-LAN Inc., or Wi-LAN, of Ontario, Canada, in the federal court in the Northern District of California, seeking declaratory relief that Calix does not infringe U.S. Patents Nos. 5,956,323 and 6,763,019, allegedly owned by Wi-LAN. Wi-LAN withdrew a motion to dismiss or to transfer the Calix lawsuit to the Eastern District of Texas, where Wi-LAN had filed a separate subsequent action accusing Calix of infringement of the two patents. On December 6, 2010, the court in the Eastern District of Texas granted Calix’s motion to transfer that action to the Northern District of California. Both parties have filed extensive written discovery requests in the California action. Calix intends to continue to vigorously pursue its lawsuit and defend against all Wi-LAN claims and counterclaims. While Calix believes it has substantial and meritorious arguments and defenses, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty, and Calix is not currently able to estimate the loss, if any, that may result from the claims against it. If Wi-LAN is successful in obtaining injunctive relief, it could force Calix to stop or alter certain of its business activities.

On September 17, 2010, September 20, 2010 and September 21, 2010, three purported class action complaints were filed by three purported stockholders of Occam in the California Superior Court for Santa Barbara County: Kardosh v. Occam Networks, Inc., et al. (Case No. 1371748), or the Kardosh complaint; Kennedy v. Occam Networks, Inc., et al. (Case No. 1371762), or the Kennedy complaint; and Moghaddam v. Occam Networks, Inc., et al. (Case No. 1371802), or the Moghaddam complaint, respectively. The Kardosh, Kennedy and Moghaddam complaints, which are referred to collectively as the California class action complaints, are substantially similar. Each of the California class action complaints names Occam, the members of the Occam board and Calix as defendants. The Kennedy complaint also names Calix’s merger subsidiaries, Ocean Sub I and Ocean Sub II, as defendants.

The California class action complaints generally allege that the members of the Occam board breached their fiduciary duties in connection with the proposed acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction. The California class action complaints further allege that Occam and the other entity defendants aided and abetted the alleged breaches of fiduciary duty. The plaintiffs in the California class action complaints seek injunctive relief directing the individual defendants to comply with their fiduciary duties and enjoining the proposed merger transaction, and rescinding the merger transaction and awarding damages in an unspecified amount in the event the merger transaction closes, as well as plaintiffs’ costs, attorney’s fees, and other relief. On November 19, 2010, the California Superior Court issued an order staying the California class actions in favor of a substantively identical stockholder class action pending in the Delaware Court of Chancery (see below).

On October 6, 2010, a purported class action complaint was filed by purported stockholders of Occam in the Delaware Court of Chancery: Steinhardt v. Howard-Anderson, et al. (Case No. 5878-VCL). On November 24, 2010, these purported stockholders filed an amended complaint, or the amended Steinhardt complaint. The amended Steinhardt complaint names Occam and the members of the Occam board as defendants. The amended Steinhardt complaint does not name Calix as a defendant.

Like the California class action complaints, the amended Steinhardt complaint generally alleges that the members of the Occam board breached their fiduciary duties in connection with the proposed acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction. The amended Steinhardt complaint also alleges that Occam and the members of the Occam board breached their fiduciary duties by failing to disclose certain allegedly material facts about the proposed merger in the preliminary Form S-4 Registration Statement that Calix filed with the SEC on November 2, 2010. The amended Steinhardt complaint seeks injunctive relief enjoining the proposed merger, or rescinding the merger transaction and awarding damages in an unspecified amount in the event the merger transaction closes, as well as plaintiffs’ costs, attorney’s fees, and other relief.

On November 2, 2010, the three California class action complaints were consolidated into a single action, with the Kardosh action becoming the lead action.

On November 12, 2010, a complaint was filed by two purported stockholders of Occam in the U.S. District Court for the Central District of California: Kennedy and Moghaddam v. Occam Networks, Inc., et al. (Case No. CV10-8665), or the Federal complaint. The Federal complaint names Occam, the members of the Occam board, Calix, Ocean Sub I, and Ocean Sub II as defendants. The Federal complaint generally alleges that the defendants violated sections 14(a) and 20(a) of the Securities Exchange Act of 1934 in connection with the proposed acquisition of Occam by Calix, by, among other things, making material misstatements and omissions about the proposed merger in the preliminary Form S-4 Registration Statement that Calix filed with the SEC on November 2, 2010, and/or aiding and abetting the issuance of the allegedly misleading registration statement. The plaintiffs in the Federal complaint seek injunctive relief enjoining the proposed merger transaction, as well as plaintiffs’ costs, attorney’s fees, and other relief.

On November 19, 2010, the judge in the consolidated California class action complaints granted defendants’ motion to stay the consolidated action in favor of the pending Delaware action.

On January 24, 2011, the Delaware Court of Chancery held a hearing on the motion by the plaintiffs to preliminarily enjoin the stockholder vote to adopt the Merger Agreement. Following the hearing, the Court of Chancery enjoined the stockholder vote until at least 10 calendar days after Occam filed certain supplemental disclosures to the Definitive Proxy Statement with the SEC. Such supplemental disclosures were filed on February 7, 2011. Occam’s management believes that the allegations in the California actions, the Delaware action, and the Federal action are without merit and intends to vigorously contest the actions. However, there can be no assurance that the defendants will be successful in their defense. In addition, Occam has obligations, under certain circumstances, to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam’s bylaws and certificate of incorporation. Such obligations may apply to these lawsuits.

The Company is reviewing the California class action complaints and the Steinhardt complaint and has not yet formally responded to them, but believes the plaintiffs’ allegations are without merit and intends to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that Calix’s defense of these actions will be successful. Additional complaints containing substantially-similar allegations may be filed in the future.

The Company is not presently a party to any other legal proceedings which, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition.

Guarantees

The Company from time to time enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, (ii) certain agreements with the Company’s officers, directors, and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company, (iii) contracts under which the Company may be required to indemnify customers against third-party claims that a Company product infringes a patent, copyright, or other intellectual property right and (iv) procurement or license agreements, under which the Company may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.

Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded for these obligations in the Company’s balance sheets.

9. Fair Value Measurements

In accordance with ASC Topic 820, the Company measures its cash, cash equivalents and marketable securities at fair value. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Observable inputs other than quoted prices included in Level 1 for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-driven valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3—Unobservable inputs to the valuation derived from fair valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The fair value hierarchy also requires the Company to maximize the use of observable inputs, when available, and to minimize the use of unobservable inputs when determining inputs and determining fair value.

As of December 31, 2010 and December 31, 2009, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

As of December 31, 2010	Level 1	Level 2	Total
Money market funds	$55,465	$—	$55,465
Marketable securities	—	32,020	32,020

Total	$55,465	$32,020	$87,485

As of December 31, 2009
Money market funds	$17,195	$—	$17,195
Marketable securities	—	36,228	36,228

Total	$17,195	$36,228	$53,423

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

10. Loans Payable

In August 2009, the Company entered into an amended and restated loan and security agreement, or loan agreement, with Silicon Valley Bank, which provided for a term loan of $20.0 million and a revolving credit facility of $30.0 million based upon a total of 80% of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services. Nonrefundable loan fees in connection with this agreement were amortized to interest expense over the term of the loan and security agreement. As of December 31, 2009, $20.0 million was outstanding under the term loan and there were no outstanding borrowings under the revolving credit facility at December 31, 2010 and 2009. In addition, the Company had outstanding letters of credit totaling $2.4 million as of December 31, 2009. The term loan as of December 31, 2009 bore interest at 7.75%, which was set at 6-month LIBOR (with a floor of 1.25%) plus a 6.50% margin. The loan agreement was secured by all assets of the Company, including intellectual property. On May 4, 2010, the Company paid in its entirety the outstanding loan payable with Silicon Valley Bank of $20.0 million including outstanding accrued interest and prepayment penalties of $0.4 million. The Company had outstanding letters of credit totaling $2.1 million as of December 31, 2010.

11. Preferred Stock Warrant Liabilities

Significant terms and fair value of warrants to purchase convertible preferred stock are as follows (in thousands, except per share data):

			Shares as of December 31,		Fair Value as of December 31,
Preferred Stock	Expiration Date	Exercise Price	2010	2009	2010	2009
Series E	February 27, 2011	$6.77	—	4	$—	$18
Series H	Various dates between August 2, 2012 and August 6, 2014	$11.84 – $13.31	—	34	—	135
Series I	September 4, 2017	$24.84	—	12	—	42

			—	50	$—	$195

The Company estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option valuation model, based on the estimated market value of the underlying convertible redeemable preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying convertible preferred stock.

These warrants to purchase convertible preferred stock all converted into warrants to purchase shares of common stock at the applicable conversion rate for the related convertible preferred stock upon the Company’s IPO on March 26, 2010.

12. Convertible Preferred Stock

On May 29, 2009, the Company entered into a Series J Preferred Stock Purchase Agreement, (the Series J Agreement) with certain investors. The Company completed its Series J financing on August 5, 2009 and issued a total of 6.3 million shares for gross proceeds of $50.0 million.

At December 31, 2009, convertible preferred stock consisted of the following (in thousands):

Aggregate Liquidation Preference
December 31, 2009
Series A, 61 shares authorized, issued and outstanding	$11,436
Series B, 137 shares authorized, issued and outstanding	74,310
Series C, 87 shares authorized, issued and outstanding	57,996
Series D, 557 shares authorized, issued and outstanding	50,459
Series E, 7,385 shares authorized; 7,381 shares issued and outstanding	100,004
Series E-1, 1,175 shares authorized, issued and outstanding	1,990
Series G, 1,111 shares authorized, issued and outstanding	30,000
Series H, 3,468 shares authorized; 3,434 shares issued and outstanding	80,420
Series I, 3,770 shares authorized; 2,237 shares issued and outstanding	55,569
Series J, 8,089 shares authorized; 6,312 shares issued and outstanding	50,000

$512,184

Convertible preferred stock was issuable in series, and the Board of Directors was authorized to determine the rights, preference and terms of each series.

In 2010, through the date of the Company’s IPO, the Company issued Series I dividends of 54,000 shares worth approximately $0.9 million. On March 26, 2010, the Company completed its IPO at which time all outstanding convertible preferred stock was converted to the Company’s newly issued common stock at the contractual conversion ratios per the relevant Preferred Stock Purchase Agreements. As of the Company’s IPO, there will be no further convertible preferred share dividends as all outstanding convertible preferred stock has been converted.

Dividends

The holders of shares of the Company’s convertible preferred stock were entitled to receive dividends at the rate of $15.00, $43.50, $53.25, $7.50, $0.54, $2.16, and $2.16 per annum on each outstanding share of Series A, Series B, Series C, Series D, Series E, Series G and Series H convertible preferred stock (as adjusted for any stock dividends, combinations or splits with respect to such shares), payable in preference and priority to any payment of dividend on common stock of the Company. Such dividends were payable when and if declared by the board of directors, but only to the extent of funds legally available, and are noncumulative. In the event a dividend was paid on any share of common stock, all preferred stockholders were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as if converted to common stock basis). No dividends had been declared on common stock through December 31, 2010.

The holders of shares of the Company’s Series I were entitled to receive cumulative dividends at an annual rate of 5% of the original purchase price per share, payable quarterly, at the Company’s option, in cash or in additional shares of Series I. Beginning in 2007 and prior to the Company’s completion of its IPO: (a) the dividend rate increased by 0.5% each quarter, up to a maximum of 10%, and (b) the Company would make a payment of 5% of the then-outstanding shares of Series I to each holder on June 30 of every year. The Company paid dividends to Series I stockholders by issuing approximately 54,000 shares, approximately 272,000 shares and approximately 205,000 shares of Series I preferred stock in 2010, 2009 and 2008, respectively. These dividends totaled $0.9 million, $3.7 million and $4.1 million in 2010, 2009 and 2008, respectively. The value of the Series I shares was determined by the Company’s board of directors and considered numerous objective and subjective factors to determine its best estimate of the fair value at each issuance date. These factors included, but were not limited to, the following: (1) contemporaneous valuations of the Company’s preferred stock, (2) the rights and preferences of the Company’s preferred stock relative to its common stock, (3) the lack of marketability of the Company’s preferred stock, (4) developments in the Company’s business, (5) recent issuances of the Company’s preferred stock, and (6) the likelihood of achieving a liquidity event, such as an IPO, or sale of the Company, given prevailing market conditions.

Beginning on November 28, 2010 and prior to the completion of an IPO, the holders of the Company’s Series J would have been entitled to receive cumulative dividends at an annual rate of 10% of the original purchase price per share. The first payment would include the amount accrued over the six months ending November 28, 2010 and subsequent dividends would have been payable quarterly, at the Company’s option, in cash or in additional shares of Series J. In addition the Company would have made payment of 5% of the then-outstanding shares of Series J to each holder on November 28, 2010, and on each June 30 thereafter.

Conversion

Each share of preferred stock was convertible, at the option of the holder, into fully paid and nonassessable shares of common stock at a rate of 6.419:1 for Series A, 8.747:1 for Series B, 9.055:1 for Series C, 4.481:1 for Series D, 1.026:1 for Series E and Series E-1, 1.153:1 for Series G and H, and 1.27:1 for Series I and 1:1 for Series J. Additionally, conversion would occur immediately upon the closing of an IPO, which resulted in aggregate cash proceeds of not less than $50.0 million, or upon the written consent of 66.66% of the outstanding shares of all series of preferred stock. The conversion rates were subject to adjustment for future dilution and other events. On March 26, 2010, the Company completed its IPO and all the convertible preferred shares were converted into common stock. There were no convertible preferred shares outstanding at December 31, 2010.

13. Stockholders’ Equity (Deficit)

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

Preferred Stock

The board of directors has the authority, without action by its stockholders with the exception of stockholders who hold board positions, to designate and issue up to 5 million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. Subsequent to the Company’s initial public offering and the conversion of all preferred stock outstanding at that date, the board of directors has not designated any rights, preference or powers of any preferred stock and no shares of preferred stock have been issued.

Stock Based Compensation

The Company maintained three equity incentive plans, the 2000 Stock Plan, the 2002 Stock Plan and the 2010 Equity Incentive Plan (together, the “Plans”), which allowed the Company to grant stock options, restricted stock and restricted stock units to employees, directors and consultants of the Company. Under the terms of the Plans, the Company may grant incentive stock options at a price not less than 100% of the fair market value of the common stock on the date of grant and non-statutory stock options at a price not less than 85%, or, with respect to the 2002 Stock Plan and the 2010 Equity Incentive Plan, 100%, of the fair market value of the common stock on the date of grant. Additionally, options could be granted with the right to exercise those options before vesting. Upon the exercise of an option prior to vesting, the optionee is required to enter into a restricted stock purchase agreement with the Company, which provides that the Company has a right to repurchase any unvested shares at a repurchase price equal to the exercise price during the 90-day period following the termination of an individual’s service with the Company for any reason. In addition, the Company has a 30-day right of first refusal if an optionee intends to sell shares acquired pursuant to options. Options granted under both Plans generally vest over four years and expire ten years from the date of grant. Given the absence of a public trading market prior to the Company’s IPO, the Company’s board of directors considered numerous objective and subjective factors to determine the best estimate of the fair market value of its common stock at each meeting at which stock option grants were approved. These factors included, but were not limited to, the following: contemporaneous valuations of common stock, the rights and preferences of convertible preferred stock relative to common stock, the lack of marketability of common stock, developments in the business, recent issuances of convertible preferred stock and the likelihood of achieving a liquidity event, such as an IPO, or sale of the Company, given prevailing market conditions. These determinations of fair market value were used for purposes of determining the Black-Scholes fair value of the Company’s stock option awards and related stock based compensation expense prior to the Company’s IPO.

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

Stock Options

The following table summarizes the activity under the Company’s stock option plans (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2007	3,223	$18.00
Granted	2,934	15.47
Exercised	(25)	2.76
Canceled	(2,350)	22.94

Outstanding as of December 31, 2008	3,782	13.08	$3,950
Granted	595	6.15
Exercised	(64)	0.95
Canceled	(3,635)	13.44

Outstanding as of December 31, 2009	678	6.15	$4,240
Granted	293	12.42
Exercised	(164)	1.47
Canceled	(72)	23.92

Outstanding as of December 31, 2010	735	$7.94	$7,393

(1)	Amounts represent the difference between the exercise price and the fair market value of common stock at each period end for all in the money options outstanding.

Options outstanding that have vested and are expected to vest as of December 31, 2010 are as follows (in thousands, except year and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Vested	382	$5.18	3.54	$5,292
Expected to vest	316	10.91	9.28	1,897

Total	698	$7.77	6.14	$7,189

(1)	Amounts represent the difference between the exercise price and the fair market value of common stock as of December 31, 2010 for all in the money options outstanding.

During the years ended December 31, 2010, 2009 and 2008, the total intrinsic value of stock options exercised was approximately $1.9 million, $0.4 million, and $0.3 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010 (in thousands, except year and per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.49 – $1.20	243	2.34	$0.74	243	$0.74
$1.50 – $6.80	199	7.08	5.78	101	4.84
$9.00 – $14.61	267	9.33	12.28	25	11.06
$15.20 – $5,250.00	26	6.16	47.07	13	75.87

	735	6.30	$7.94	382	$5.18

The Company had 0.5 million exercisable options as of December 31, 2009.

Stock Options Repricing

In April 2008, the Company’s board of directors approved the reduction of the exercise price of employee stock options granted between February 28, 2006 and December 31, 2007 having a per share exercise price of $19.56 or greater. Consequently, the Company repriced options to purchase 2.0 million shares of common stock on April 22, 2008 to have a per share exercise price equal to $15.42, which represented the per share fair market value of the Company’s common stock as of that date. In accordance with ASC Topic 718, the Company incurred a one-time stock compensation charge of $0.9 million on the incremental value of the vested repriced options. In addition, the Company will recognize an additional incremental value of $2.8 million related to the unvested repriced options, which will be amortized over the remaining vesting period.

Stock Option Exchange

In July 2009, the Company’s board of directors approved a proposal to offer current employees and directors the opportunity to exchange eligible stock options for restricted stock units, or RSUs, on a one-for-one basis. Each RSU granted in the option exchange entitles the holder to receive one share of the Company’s common stock if and when the RSU vests. The vesting schedule for the RSUs is as follows: 50% of the RSUs vested on the first day the trading window opens for employees that is more than 180 days following the effective date of an initial public offering which was October 26, 2010, or the First Vesting Date, and the remaining 50% of the RSUs will vest on the first day the trading window opens for employees that is more than 180 days after the First Vesting Date which is expected in April 2011, in each case, subject to the employee’s or director’s continuous service to the Company through the vesting date. However, the RSUs will vest with respect to 100% of the then unvested RSUs immediately prior to the closing of a change in control, subject to the employee’s or director’s continuous service to the Company through such date. The offer was made to eligible option holders on August 14, 2009 and terminated on September 14, 2009. Only employees and directors who were providing services to the Company as of August 14, 2009 and continued to provide services through September 14, 2009 were eligible to participate. Pursuant to the exchange, the Company subsequently canceled options for 3.4 million shares of the Company’s common stock and issued an equivalent number of RSUs to eligible holders on September 23, 2009. In connection with the RSU grants, the unrecognized compensation expense related to the exchanged options will be expensed over the remaining period of the original vesting period of the options exchanged. The incremental cost due to the exchange was deferred until a liquidity event, which happened with the Company’s IPO, and is being recognized in accordance with the vesting periods described above.

The fair value of the RSUs was calculated as follows (in thousands):

Unrecognized expense of exchanged options		$16,809
Incremental cost:
Fair value of RSUs	$23,295
Value of old options canceled in exchange	(8,537)	14,758

Total fair value of RSUs granted under the exchange		$31,567

The following table summarizes the Company’s restricted stock unit activity (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2008	—	—
Exchanged	3,428	6.80
Granted	1,120	9.54
Vested	—	—
Canceled	(11)	6.80

Balance at December 31, 2009	4,537	$7.47
Granted	916	11.12
Vested	(1,967)	7.19
Canceled	(60)	7.15

Balance at December 31, 2010	3,426	$8.61

Restricted stock units granted during 2009 vest in four equal annual installments beginning on December 23, 2010, and were contingent upon the occurrence of an IPO. The unrecognized compensation cost related to this grant of $10.6 million was deferred until the Company’s IPO on March 26, 2010 at which time recognition of associated expense began in accordance with the vesting period described above.

Upon vesting of RSUs during the year ended 2010, the RSUs were net share-settled to cover the required withholding tax and the remaining amount was converted into an equivalent number of shares of common stock. The Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 737,000, which was based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were approximately $10.0 million, and these are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise have been issued as a result of the vesting and did not represent an expense to the Company.

The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2010 was $11.12 per share. As of December 31, 2010, unrecognized stock-based compensation expense related to non-vested RSUs of $21.9 million is expected to be recognized over a weighted-average period of 2.4 years.

The Company estimates the fair value of stock options in accordance with ASC Topic 718 using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of the Company’s common stock, which is based on the Company’s peer group in the industry in which the Company does business; (ii) expected life of the option award, which is calculates using the “simplified” method provided in the Securities Exchange Commission’s Staff Accounting Bulletin No. 110 and takes into consideration the grant’s contractual life and vesting periods; (iii) expected dividend yield, which is assumed to be 0%, as the Company has not paid and does not anticipate paying dividends on its common stock; and (iv) the risk-free interest, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. Thus, the Company applies an estimated forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Further, to the extent the Company’s actual forfeiture rate is different from management’s estimate, stock-based compensation is adjusted accordingly. In valuing share-based awards under ASC Topic 718, significant judgment is required in determining the expected volatility of the Company’s common stock and the Company’s forfeiture rate. The Company values RSUs at fair value or the market price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense associated with stock options and restricted stock units (“RSUs”) on a straight-line basis over the requisite service period of each of these awards. Total stock-based compensation of $25.6 million, $9.2 million and $9.9 million was recorded during the years ended December 31, 2010, 2009 and 2008, respectively. The following table presents the weighted average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Expected volatility	53%	62%	55%
Expected life (years)	6.25	6.25	6.25
Expected dividend yield	—	—	—
Risk free interest rate	2.03%	2.38%	3.13%

The per share weighted average fair value of options granted was $6.50, $3.65 and $10.56 for the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010 there was $1.9 million of total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of 3.2 years. To the extent the actual forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

Shares Reserved for Issuance

As of December 31, 2010 the Company had common shares reserved for future issuance as follows (in thousands):

December 31, 2010
Common stock warrants	65
Restricted stock units	3,426
Stock options	735

Total	4,226

14. Income Taxes

The Company recorded a provision for income taxes of $0.1 million in 2010 and a benefit for income taxes of $0.4 million in 2009 and $0.1 million in 2008. The provision in 2010 primarily consisted of state income taxes. The benefit in 2009 and 2008 consisted of an “Accelerated Research Credit” of $0.4 million and $0.2 million, respectively, partially offset by state income taxes in both years.

The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Deferred revenue	$6,789	$7,829
Accruals and reserves	7,169	4,499
Depreciation and amortization	1,174	1,428
Stock-based compensation	4,397	969
Net operating loss carryforwards	145,090	151,841
Tax credit carryforwards	14,714	13,714
Other	30	52

	179,363	180,332
Deferred tax liability:
Intangible assets	(201)	(2,620)

Gross deferred taxes	179,162	177,712
Valuation allowance	(179,162)	(177,712)

Net deferred taxes	$—	$—

Management reviews the recognition of deferred tax assets to determine if realization of such assets is more likely than not. The realization of the Company’s deferred tax assets is dependent upon future earnings. The Company has been in a cumulative loss position since inception which represents a significant piece of negative evidence. Using the more likely than not criteria specified in the applicable accounting guidance, this negative evidence cannot be overcome by positive evidence currently available to the Company and as a result the Company has established a full valuation allowance against its deferred tax assets. The Company’s valuation allowance increased by $1.5 million and $3.6 million in the years ended December 31, 2010 and 2009. The valuation allowance in both 2010 and 2009 includes $0.1 million related to excess tax benefits of stock option deductions prior to the adoption of ASC Topic 718. The benefits will increase additional paid-in capital when realized.

Since inception, the Company has incurred operating losses and, accordingly, has not recorded a provision for federal income taxes for any periods presented. As of December 31, 2010, the Company had U.S. federal and state net operating losses of approximately $414.9 million and $269.0 million. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2011 and through 2030 if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2011 and through 2030, if not utilized. In addition, as of December 31, 2010 and 2009, the Company had $13.3 million and $3.4 million in federal deductions, respectively, and $11.8 million and $1.9 million, respectively, in state deductions related to excess tax benefits from stock options which are not included in the net operating loss carryforward amounts in the table above since they have not met the realization criteria of ASC Topic 718. The tax benefits from these deductions will increase additional paid-in capital when realized. Additionally, the Company has U.S. federal, California and other U.S. states research and development credits of approximately $11.3 million, $13.1 million and $1.6 million as of December 31, 2010. The U.S. federal research and development credits will begin to expire in 2020 and through 2030, and the California research and development credits have no expiration date. The credits related to other various U.S. states will begin to expire in 2015 and through 2025. During the year ended December 31, 2010, the Company performed a Section 382 study of the Internal Revenue Code (and similar state provisions), and a research and development credit study, and adjusted its deferred tax assets related to its net operating loss carryforwards and its research and development credits accordingly.

On January 1, 2009, the Company adopted the guidance related to accounting for uncertainty in income taxes (ASC Topic 740-10). This topic prescribes a recognition threshold and measurement attribute to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The standard requires the Company to recognize the financial statement effects of an uncertain tax position when it is more likely than not that such position will be sustained upon audit. The Company’s adoption of ASC Topic 740-10 did not result in a cumulative effect adjustment to accumulated deficit. Upon adoption the Company recorded a cumulative unrecognized tax benefit of $9.3 million, which was netted against deferred tax assets with a full valuation allowance. In the event that any unrecognized tax benefits are recognized, the effective tax rate will not be affected. The Company will recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively, in statements of operations.

The following table reconciles the Company’s unrecognized tax benefits for the years ended December 31, 2010 and 2009 (in thousands):

Balance at January 1, 2009	$9,252
Reductions for tax positions in prior years	(2,799)
Additions for tax positions related to the current year	517

Balance at January 1, 2010	6,970
Additions for tax positions of prior years	22
Additions for tax positions related to the current year	809

Balance at December 31, 2010	$7,801

The Company files income tax returns in the U.S. federal and various state and local jurisdictions. Tax years from 1995 forward remain open to examination due to the carryover of net operating losses and tax credits.

15. Segment Information

ASC Topic 280 establishes standards for reporting information about operating segments. The guidance requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Segment reporting is based upon the management approach, i.e. how management organizes the Company’s operating segments for which separate financial information is (1) available, and (2) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews financial information presented on a Company wide basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. The Company develops, markets and sells communications access systems and software, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. The Company’s operations and substantially all of its assets are located primarily in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue. The following is a summary of revenues by geographic region based upon the location to which the product was shipped (in thousands):

	Years Ended December 31,
	2010	2009	2008
United States	$244,538	$212,967	$211,032
Caribbean	40,812	18,410	36,387
Other	1,693	1,570	3,044

Total	$287,043	$232,947	$250,463

16. Employee Benefit Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company, at the discretion of the board of directors, may make additional matching contributions on behalf of the participants. The Company made matching contributions totaling $0.7 million, $0.6 million and $0.6 million in 2010, 2009 and 2008.

17. Subsequent Events—Acquisition of Ocean

On September 16, 2010, the Company, Occam, a Delaware corporation, Ocean Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Calix (“Merger Sub One”), and Ocean Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Calix (“Merger Sub Two,” and together with Merger Sub One, the “Merger Subs”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). The Merger Agreement provided for the acquisition of Occam by the Company by means of a series of mergers involving the Merger Subs (the “Transaction”). As a result of the Transaction, Occam would become a wholly-owned subsidiary of the Company. At the effective time of the first merger, each outstanding share of Occam common stock (other than those shares with respect to which appraisal rights are available, properly exercised and not withdrawn) would be converted into the right to receive (a) 0.2925 of a validly issued, fully paid and non-assessable share of the Company’s common stock and (b) $3.8337 per share in cash.

On February 22, 2011, the Occam stockholders approved the Merger Agreement, and pursuant to the terms of the Merger Agreement and in accordance with the General Corporation Law of the State of Delaware, Merger Sub One merged with Occam, with Occam continuing as the surviving entity. Immediately thereafter, Occam merged with Merger Sub Two, with Merger Sub Two continuing as the surviving company under the name Occam Networks, LLC as a direct, wholly owned subsidiary of the Company.

In connection with the consummation of the Transaction, each outstanding share of common stock of Occam was converted, effective as of February 22, 2011, into the right to receive: (i) 0.2925 shares of Calix common stock and (ii) $3.8337 in cash. In addition, (a) each outstanding Occam stock option or restricted stock unit as of immediately prior to the effective time which was or became vested as of the effective time with a per share exercise price that was less than (i) $3.8337 plus (ii) 0.2925 multiplied by the average volume weighted average trading price of Calix common stock during the five consecutive trading days ending on the trading day that was one day before the effective time, such amount being referred to as the cash-out consideration and (b) Occam options or restricted stock units held by persons who were not Occam employees or consultants immediately prior to the effective time were automatically cancelled and extinguished and the vested portion thereof was automatically converted into the right to receive the cash-out consideration for the aggregate number of shares of Occam common stock that were issuable upon the exercise of such stock options or restricted stock units, less any applicable per share exercise price.

Unvested portions of each outstanding Occam stock option or restricted stock unit held by employees who continued to be employed by Calix or its subsidiaries after the effective time that were not cashed out and cancelled as described above were, at the effective time, automatically converted into options or restricted stock units, as the case may be, for Calix common stock, subject to adjustments in accordance with the compensatory award exchange ratio, and subject to the terms and conditions of such award prior to the effective time, including vesting and exercisability.

The premium paid by the Company in this transaction is attributable to the strategic benefits of creating a more competitive and efficient company, more capable of competing against larger telecommunications equipment companies in more markets, and the significant cost synergies that would be obtained by the combined company. The combined organization is expected to provide communications service providers globally with an enhanced portfolio of advanced broadband access systems, and accelerate innovation across the expanded Calix Unified Access portfolio. The acquisition is expected to result in more access options over both fiber and copper for communications service providers to deploy, which could expedite the proliferation of advanced broadband services to both residential and business subscribers, including such services as high-speed Internet, IPTV, VOIP, Ethernet business services, and other advanced broadband applications.

The results of operations of Occam will be included in the Company’s consolidated results of operations beginning February 23, 2011. The Company is the accounting acquirer in this transaction. Pursuant to ASC Topic 805, the assets acquired and liabilities assumed of Occam will be recognized at their acquisition date fair values. The allocation of the purchase price to the assets acquired and liabilities assumed of Occam (and the related estimated lives of depreciable tangible and identifiable intangible assets) will require a significant amount of judgment. Such allocation of the purchase price will be determined upon analysis to be performed by management using many inputs including the assistance of an independent valuation firm. Management does not expect to complete the purchase price allocation until the Company’s quarter ended June 25, 2011. As such, given the timing of the close of the acquisition and the filing date of the Company’s report on Form 10-K, it is impractical at this time to determine a preliminary purchase price allocation or to prepare pro forma financial information for the year ended December 31, 2010.

In addition to expenses incurred by the Company and Occam prior to the closing, we expect to incur approximately $1.5 million in additional closing costs, including investment banker and legal fees, in connection with consummation of the merger. Such costs will be recognized as an operating expense in the first quarter of 2011. In addition, we expect to incur integration costs related to system and customer conversions, employee-related severance costs and other integration-related costs. The specific details of these integration activities have not yet been determined. The Company incurred $3.9 million in acquisition related costs during the year ended December 31, 2010.

18. Quarterly Financial Data—Unaudited

The Company operates on a 4-4-5 fiscal calendar which divides the year into four quarters with each quarter having 13 weeks which are grouped into two 4-week months and one 5-week month.

The following table presents unaudited quarterly financial data of the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Fiscal Year 2010 Quarter Ended
	March 27	June 26	September 25	December 31
	(In thousands)
Revenue	$48,203	$71,653	$75,492	$91,695
Gross profit	$16,672	$28,438	$28,964	$38,656
Operating loss	$(8,530)	$(2,440)	$(5,409)	$(1,104)
Net loss	$(9,262)	$(3,202)	$(5,351)	$(738)
Preferred stock dividends	$900	$—	$—	$—
Net income (loss) attributable to common stockholders	$(10,162)	$(3,202)	$(5,351)	$(738)
Basic and diluted net loss per common share	$(2.27)	$(0.09)	$(0.14)	$(0.02)

	Fiscal Year 2009 Quarter Ended
	March 28	June 27	September 26	December 31
	(In thousands)
Revenue	$37,146	$47,842	$59,600	$88,359
Gross profit	$10,395	$15,406	$21,123	$29,720
Operating income (loss)	$(11,130)	$(7,747)	$(3,261)	$2,811
Net income (loss)	$(12,060)	$(8,802)	$(4,424)	$2,845
Preferred stock dividends	$652	$—	$2,389	$706
Net income (loss) attributable to common stockholders	$(12,712)	$(8,802)	$(6,813)	$2,139
Basic net income (loss) per common share	$(3.16)	$(2.18)	$(1.69)	$0.53
Diluted net income (loss) per common share	$(3.16)	$(2.18)	$(1.69)	$0.50

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

During the fiscal years ended December 31, 2010, 2009 and 2008, there were no changes in accountants nor any disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to nominees for director of Calix and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1-Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” respectively, in the Proxy Statement for the 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010. Information relating to the executive officers of Calix, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” This information is incorporated herein by reference.

We have adopted a code of ethics, which applies to all employees, officers and directors of Calix. The Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under NYSE listing standards. The Code of Business Conduct and Ethics is posted on our website at www.calix.com under the links “About Calix—Investor Relations—Corporate Governance—Code of Conduct.” We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our website at www.calix.com.

Item 11.	Executive Compensation.

Information required by this Item 11 relating to executive compensation and other matters is set forth under the captions “Executive Compensation,” “Director Compensation” and “Corporate Governance” in the Proxy Statement referred to in Item 10. This information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to ownership of common stock of Calix by certain persons is set forth under the caption “Share Ownership of Principal Stockholders and Management” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans of Calix is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement referred to in Item 10. This information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information relating to existing or proposed relationships or transactions between Calix and any affiliate of Calix is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in the Proxy Statement referred to in Item 10. This information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information relating to Calix’s principal accountant’s fees and services is set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement referred to in Item 10. This information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Documents Filed as Part of This Report.

(a)(1) Consolidated Financial Statements

The consolidated financial statements of Calix and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit upon request to: Calix Investor Relations, Carolyn Bass at carolyn.bass@calix.com.

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 16, 2010, by and among Calix, Inc., Ocean Sub I, Inc., Ocean Sub II, LLC, Occam Networks, Inc. (filed as Exhibit 2.1 to Calix’s Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on November 2, 2010 (File No. 333-170282), as amended by Amendment No. 1 filed December 14, 2010, as amended by Post-Effective Amendment No. 1, filed December 14, 2010 and as amended by Post-Effective Amendment No. 2, filed February 7, 2011 and incorporated by reference herein).

2.2	Support Agreement, dated September 16, 2010, by and among Calix, Inc., Ocean Sub I, Inc., Ocean Sub II, LLC and certain stockholders of Occam Networks, Inc. (filed as Exhibit 2.2 to Calix’s Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on November 2, 2010 (File No. 333-170282), as amended by Amendment No. 1 filed December 14, 2010, as amended by Post-Effective Amendment No. 1, filed December 14, 2010 and as amended by Post-Effective Amendment No. 2, filed February 7, 2011 and incorporated by reference herein).

3.1	Amended and Restated Certificate of Incorporation of Calix, Inc. (filed as Exhibit 3.3 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference herein).

3.2	Amended and Restated Bylaws of Calix, Inc. (filed as Exhibit 3.5 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference herein).

4.1	Form of Calix, Inc.’s Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference herein).

4.2	Amended and Restated Investors’ Rights Agreement, by and between Calix, Inc. and the investors listed on Exhibit A thereto, dated May 29, 2009 (filed as Exhibit 4.2 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.3	Common Stock Purchase Warrant, between Calix, Inc. and Parallel Design and Development, dated August 15, 2000 (filed as Exhibit 4.3 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.4	Common Stock Purchase Warrant, between Calix, Inc. and The Palmer Group, dated August 15, 2000 (filed as Exhibit 4.4 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.5	Common Stock Purchase Warrant, between Calix, Inc. and Wright Engineered Plastics, Inc., dated August 15, 2000 (filed as Exhibit 4.5 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.6	Common Stock Purchase Warrant, between Calix, Inc. and The Jean W. and Ayman F. Partnership, dated August 22, 2000 (filed as Exhibit 4.6 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.7	Common Stock Purchase Warrant, between Calix, Inc. and Douglas Comer, dated June 12, 2001 (filed as Exhibit 4.7 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.8	Common Stock Purchase Warrant, between Calix, Inc. and Jonathan Canis, dated July 10, 2001 (filed as Exhibit 4.8 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.9	Common Stock Purchase Warrant, between Calix, Inc. and Steve Jensen, dated September 17, 2001 (filed as Exhibit 4.9 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.10	Common Stock Purchase Warrant, between Calix, Inc. and Scott Bradner, dated September 22, 2001 (filed as Exhibit 4.10 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.11	Common Stock Purchase Warrant, between Calix, Inc. and Object Savvy, Inc., dated December 11, 2001 (filed as Exhibit 4.11 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.12	Common Stock Purchase Warrant, between Calix, Inc. and Timothy P. Willis, dated December 11, 2001 (filed as Exhibit 4.12 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.13	Common Stock Purchase Warrant, between Calix, Inc. and Jack D. Wright, dated January 10, 2002 (filed as Exhibit 4.13 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.14	Common Stock Purchase Warrant, between Calix, Inc. and Paris Precision Products, dated April 2, 2002 (filed as Exhibit 4.14 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.15	Common Stock Purchase Warrant, between Calix, Inc. and Decision Design, dated April 9, 2002 (filed as Exhibit 4.15 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.16	Common Stock Purchase Warrant, between Calix, Inc. and Aguillar Engineering, Inc., dated July 9, 2002 (filed as Exhibit 4.16 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.17	Common Stock Purchase Warrant, between Calix, Inc. and David S. Rubin IRRA, FBO David S. Rubin, dated July 10, 2003 (filed as Exhibit 4.17 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.18	Common Stock Purchase Warrant, between Calix, Inc. and David S. Rubin IRRA, FBO David S. Rubin, dated July 10, 2003 (filed as Exhibit 4.18 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.19	Common Stock Purchase Warrant, between Calix, Inc. and David S. Rubin IRRA, FBO David S. Rubin, dated July 10, 2003 (filed as Exhibit 4.19 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.20	Common Stock Purchase Warrant, between Calix, Inc. and David S. Rubin IRRA, FBO David S. Rubin, dated July 10, 2003 (filed as Exhibit 4.20 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.21	Series E Preferred Stock Purchase Warrant, between Calix, Inc. and Greater Bay Bancorp, dated February 27, 2004 (filed as Exhibit 4.21 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.22	Warrant to Purchase Stock, between Optical Solutions, Inc. and Silicon Valley Bank, dated August 16, 2004 (filed as Exhibit 4.22 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.23	Assignment, between Silicon Valley Bank and Silicon Valley Bancshares, dated August 19, 2004 (filed as Exhibit 4.23 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.24	Common Stock Purchase Warrant, between Calix, Inc. and Chris Moore, dated February 14, 2005 (filed as Exhibit 4.24 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.25	Amended and Restated Warrant, between Optical Solutions, Inc. and Partners for Growth, L.P., dated January 30, 2006 (filed as Exhibit 4.25 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.26	Amended and Restated Warrant, between Optical Solutions, Inc. and Partners for Growth, L.P., dated January 30, 2006 (filed as Exhibit 4.26 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.27	Warrant to Purchase Stock, between Calix, Inc. and Greater Bay Venture Banking, a division of Greater Bay Bank N.A., dated September 4, 2007 (filed as Exhibit 4.27 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.1	Calix Networks, Inc. Amended and Restated 2000 Stock Plan and related documents (filed as Exhibit 10.1 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.2	Calix Networks, Inc. Amended and Restated 2002 Stock Plan and related documents (filed as Exhibit 10.2 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.3	Optical Solutions, Inc. Amended and Restated 1997 Long-Term Incentive and Stock Option Plan and related documents (filed as Exhibit 10.3 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.4	Calix, Inc. 2010 Equity Incentive Award Plan and related documents (filed as Exhibit 10.2 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.5	Form of Indemnification Agreement made by and between Calix, Inc. and each of its directors, executive officers and some employees (filed as Exhibit 10.5 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.6	Lease, between RNM Lakeville, LLC and Calix, Inc., dated February 13, 2009 (filed as Exhibit 10.6 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.7	Amended and Restated Loan and Security Agreement, by and between Calix, Inc. and Silicon Valley Bank, dated August 21, 2009 (filed as Exhibit 10.7 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.8	Offer Letter, between Calix, Inc. and Carl Russo, dated November 1, 2006 (filed as Exhibit 10.8 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.9	Offer Letter, between Calix, Inc. and Kelyn Brannon-Ahn, dated April 2, 2008 (filed as Exhibit 10.9 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.10	Offer Letter, between Calix, Inc. and Tony Banta, dated August 25, 2005 (filed as Exhibit 10.10 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.11	Offer Letter, between Calix, Inc. and John Colvin, dated March 3, 2004 (filed as Exhibit 10.11 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.12	Offer Letter, between Calix, Inc. and Kevin Pope, dated December 21, 2008 (filed as Exhibit 10.12 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.13	Offer Letter, between Calix, Inc. and Roger Weingarth, dated February 17, 2003, as amended April 13, 2004 (filed as Exhibit 10.13 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.14	Calix, Inc. Non-Employee Director Equity Compensation Policy (filed as Exhibit 10.14 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.15	Calix, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.15 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.16	Calix, Inc. Non-Employee Director Cash Compensation Policy (filed as Exhibit 10.16 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.17	Amendment No. 1 to Amended and Restated Loan and Security Agreement, between Silicon Valley Bank and Calix, Inc., dated March 8, 2010 (filed as Exhibit 10.17 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference herein).

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Carl Russo, Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kelyn Brannon, Executive Vice President and Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Carl Russo, Chief Executive Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kelyn Brannon, Executive Vice President and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2011.

CALIX, INC. Registrant

Date: February 24, 2011	By:	/S/ CARL RUSSO
Carl Russo Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2011	By:	/S/ KELYN BRANNON
Kelyn Brannon Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Carl Russo and Kelyn Brannon, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2011.

Signature	Title	Date

/s/ CARL RUSSO Carl Russo	President and Chief Executive Officer	February 24, 2011

/s/ DON LISTWIN Don Listwin	Director, Chairman of the Board	February 24, 2011

/s/ MICHAEL ASHBY Michael Ashby	Director	February 24, 2011

/s/ MICHAEL EVERETT Michael Everett	Director	February 24, 2011

/s/ MICHAEL FLYNN Michael Flynn	Director	February 24, 2011

Signature	Title	Date

/s/ ADAM GROSSER Adam Grosser	Director	February 24, 2011

/s/ MICHAEL MATTHEWS Michael Matthews	Director	February 24, 2011

/s/ THOMAS PARDUN Thomas Pardun	Director	February 24, 2011

Schedule II Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Costs and Expenses or Revenue	Deductions and Write-Offs	Balance at End of Year
	(In thousands)
Year ended December 31, 2010
Allowance for doubtful accounts	$1,008	$233	$(624)	$616
Product return reserve	1,199	2,845	(3,493)	551

Year ended December 31, 2009
Allowance for doubtful accounts	$943	$520	$(455)	$1,008
Product return reserve	895	5,657	(5,353)	1,199

Year ended December 31, 2008
Allowance for doubtful accounts	$358	$829	$(244)	$943
Product return reserve	1,100	4,227	(4,432)	895

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements and notes thereto.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 16, 2010, by and among Calix, Inc., Ocean Sub I, Inc., Ocean Sub II, LLC, Occam Networks, Inc. (filed as Exhibit 2.1 to Calix’s Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on November 2, 2010 (File No. 333-170282), as amended by Amendment No. 1 filed December 14, 2010, as amended by Post-Effective Amendment No. 1, filed December 14, 2010 and as amended by Post-Effective Amendment No. 2, filed February 7, 2011 and incorporated by reference herein).

2.2	Support Agreement, dated September 16, 2010, by and among Calix, Inc., Ocean Sub I, Inc., Ocean Sub II, LLC and certain stockholders of Occam Networks, Inc. (filed as Exhibit 2.2 to Calix’s Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on November 2, 2010 (File No. 333-170282), as amended by Amendment No. 1 filed December 14, 2010, as amended by Post-Effective Amendment No. 1, filed December 14, 2010 and as amended by Post-Effective Amendment No. 2, filed February 7, 2011 and incorporated by reference herein).

3.1	Amended and Restated Certificate of Incorporation of Calix, Inc. (filed as Exhibit 3.3 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference herein).

3.2	Amended and Restated Bylaws of Calix, Inc. (filed as Exhibit 3.5 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference herein).

4.1	Form of Calix, Inc.’s Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference herein).

4.2	Amended and Restated Investors’ Rights Agreement, by and between Calix, Inc. and the investors listed on Exhibit A thereto, dated May 29, 2009 (filed as Exhibit 4.2 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.3	Common Stock Purchase Warrant, between Calix, Inc. and Parallel Design and Development, dated August 15, 2000 (filed as Exhibit 4.3 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.4	Common Stock Purchase Warrant, between Calix, Inc. and The Palmer Group, dated August 15, 2000 (filed as Exhibit 4.4 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.5	Common Stock Purchase Warrant, between Calix, Inc. and Wright Engineered Plastics, Inc., dated August 15, 2000 (filed as Exhibit 4.5 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.6	Common Stock Purchase Warrant, between Calix, Inc. and The Jean W. and Ayman F. Partnership, dated August 22, 2000 (filed as Exhibit 4.6 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.7	Common Stock Purchase Warrant, between Calix, Inc. and Douglas Comer, dated June 12, 2001 (filed as Exhibit 4.7 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.8	Common Stock Purchase Warrant, between Calix, Inc. and Jonathan Canis, dated July 10, 2001 (filed as Exhibit 4.8 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

Exhibit Number	Description

4.9	Common Stock Purchase Warrant, between Calix, Inc. and Steve Jensen, dated September 17, 2001 (filed as Exhibit 4.9 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.10	Common Stock Purchase Warrant, between Calix, Inc. and Scott Bradner, dated September 22, 2001 (filed as Exhibit 4.10 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.11	Common Stock Purchase Warrant, between Calix, Inc. and Object Savvy, Inc., dated December 11, 2001 (filed as Exhibit 4.11 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.12	Common Stock Purchase Warrant, between Calix, Inc. and Timothy P. Willis, dated December 11, 2001 (filed as Exhibit 4.12 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.13	Common Stock Purchase Warrant, between Calix, Inc. and Jack D. Wright, dated January 10, 2002 (filed as Exhibit 4.13 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.14	Common Stock Purchase Warrant, between Calix, Inc. and Paris Precision Products, dated April 2, 2002 (filed as Exhibit 4.14 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.15	Common Stock Purchase Warrant, between Calix, Inc. and Decision Design, dated April 9, 2002 (filed as Exhibit 4.15 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.16	Common Stock Purchase Warrant, between Calix, Inc. and Aguillar Engineering, Inc., dated July 9, 2002 (filed as Exhibit 4.16 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.17	Common Stock Purchase Warrant, between Calix, Inc. and David S. Rubin IRRA, FBO David S. Rubin, dated July 10, 2003 (filed as Exhibit 4.17 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.18	Common Stock Purchase Warrant, between Calix, Inc. and David S. Rubin IRRA, FBO David S. Rubin, dated July 10, 2003 (filed as Exhibit 4.18 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.19	Common Stock Purchase Warrant, between Calix, Inc. and David S. Rubin IRRA, FBO David S. Rubin, dated July 10, 2003 (filed as Exhibit 4.19 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.20	Common Stock Purchase Warrant, between Calix, Inc. and David S. Rubin IRRA, FBO David S. Rubin, dated July 10, 2003 (filed as Exhibit 4.20 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.21	Series E Preferred Stock Purchase Warrant, between Calix, Inc. and Greater Bay Bancorp, dated February 27, 2004 (filed as Exhibit 4.21 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.22	Warrant to Purchase Stock, between Optical Solutions, Inc. and Silicon Valley Bank, dated August 16, 2004 (filed as Exhibit 4.22 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.23	Assignment, between Silicon Valley Bank and Silicon Valley Bancshares, dated August 19, 2004 (filed as Exhibit 4.23 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

Exhibit Number	Description

4.24	Common Stock Purchase Warrant, between Calix, Inc. and Chris Moore, dated February 14, 2005 (filed as Exhibit 4.24 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.25	Amended and Restated Warrant, between Optical Solutions, Inc. and Partners for Growth, L.P., dated January 30, 2006 (filed as Exhibit 4.25 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.26	Amended and Restated Warrant, between Optical Solutions, Inc. and Partners for Growth, L.P., dated January 30, 2006 (filed as Exhibit 4.26 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.27	Warrant to Purchase Stock, between Calix, Inc. and Greater Bay Venture Banking, a division of Greater Bay Bank N.A., dated September 4, 2007 (filed as Exhibit 4.27 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.1	Calix Networks, Inc. Amended and Restated 2000 Stock Plan and related documents (filed as Exhibit 10.1 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.2	Calix Networks, Inc. Amended and Restated 2002 Stock Plan and related documents (filed as Exhibit 10.2 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.3	Optical Solutions, Inc. Amended and Restated 1997 Long-Term Incentive and Stock Option Plan and related documents (filed as Exhibit 10.3 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.4	Calix, Inc. 2010 Equity Incentive Award Plan and related documents (filed as Exhibit 10.2 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.5	Form of Indemnification Agreement made by and between Calix, Inc. and each of its directors, executive officers and some employees (filed as Exhibit 10.5 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.6	Lease, between RNM Lakeville, LLC and Calix, Inc., dated February 13, 2009 (filed as Exhibit 10.6 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.7	Amended and Restated Loan and Security Agreement, by and between Calix, Inc. and Silicon Valley Bank, dated August 21, 2009 (filed as Exhibit 10.7 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.8	Offer Letter, between Calix, Inc. and Carl Russo, dated November 1, 2006 (filed as Exhibit 10.8 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.9	Offer Letter, between Calix, Inc. and Kelyn Brannon-Ahn, dated April 2, 2008 (filed as Exhibit 10.9 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.10	Offer Letter, between Calix, Inc. and Tony Banta, dated August 25, 2005 (filed as Exhibit 10.10 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

Exhibit Number	Description

10.11	Offer Letter, between Calix, Inc. and John Colvin, dated March 3, 2004 (filed as Exhibit 10.11 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.12	Offer Letter, between Calix, Inc. and Kevin Pope, dated December 21, 2008 (filed as Exhibit 10.12 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.13	Offer Letter, between Calix, Inc. and Roger Weingarth, dated February 17, 2003, as amended April 13, 2004 (filed as Exhibit 10.13 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.14	Calix, Inc. Non-Employee Director Equity Compensation Policy (filed as Exhibit 10.14 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.15	Calix, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.15 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.16	Calix, Inc. Non-Employee Director Cash Compensation Policy (filed as Exhibit 10.16 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.17	Amendment No. 1 to Amended and Restated Loan and Security Agreement, between Silicon Valley Bank and Calix, Inc., dated March 8, 2010 (filed as Exhibit 10.17 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference herein).

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Carl Russo, Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kelyn Brannon, Executive Vice President and Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Carl Russo, Chief Executive Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kelyn Brannon, Executive Vice President and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.