Form 10-Q
period 2011-03-26
CALIX, INC
filed 2011-04-29
CIK 1406666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011

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

(Address of Principal Executive Offices) (Zip Code)

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

As of April 15, 2011, 45,275,348 shares of the Registrant’s common stock, par value $0.025, were outstanding.

Calix, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 26, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,547	$66,304
Marketable securities	8,999	32,020
Restricted cash	1,054	—
Accounts receivable, net	54,342	43,377
Inventory	49,380	24,557
Deferred cost of revenue	9,854	7,771
Prepaids and other current assets	2,838	3,245

Total current assets	156,014	177,274
Property and equipment, net	19,283	11,815
Goodwill	118,552	65,576
Intangible assets, net	95,984	515
Other assets	2,491	2,376

Total assets	$392,324	$257,556

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,000	$10,268
Accrued liabilities	44,668	25,987
Deferred revenue	18,076	14,062

Total current liabilities	78,744	50,317
Long-term portion of deferred revenue	11,609	10,985
Other long-term liabilities	1,833	951

Total liabilities	92,186	62,253

Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of March 26, 2011 and December 31, 2010	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 45,267 and 38,712 shares issued and outstanding as of March 26, 2011 and December 31, 2010	1,133	968
Additional paid-in capital	733,360	605,939
Other comprehensive income	36	31
Accumulated deficit	(434,391)	(411,635)

Total stockholders’ equity	300,138	195,303

Total liabilities and stockholders’ equity	$392,324	$257,556

See notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 26, 2011	March 27, 2010
Revenue	$71,470	$48,203
Cost of revenue:
Products and services(1)	39,308	30,171
Merger-related expenses	10,257	—
Amortization of intangible assets	1,516	1,360

Total cost of revenue	51,081	31,531

Gross profit	20,389	16,672
Operating expenses:
Research and development(1)	15,039	11,847
Sales and marketing(1)	12,066	8,422
General and administrative(1)	9,308	4,748
Merger-related and other expenses (1)	6,041	—
Amortization of intangible assets	669	185

Total operating expenses	43,123	25,202

Loss from operations	(22,734)	(8,530)
Other income (expense):
Interest income	43	74
Interest expense	(46)	(473)
Change in fair value of preferred stock warrants	—	(173)
Other income	5	11

Loss before provision for income taxes	(22,732)	(9,091)
Provision for income taxes	24	171

Net loss	(22,756)	(9,262)
Preferred stock dividends	—	900

Net loss attributable to common stockholders	$(22,756)	$(10,162)

Net loss per common share:
Basic and diluted	$(0.55)	$(2.27)

Weighted average number of shares used to compute net loss per share:
Basic and diluted	41,177	4,474
(1) Includes stock-based compensation as follows:

	Three Months Ended
	March 26, 2011	March 27, 2010
Cost of revenue	$504	$140
Research and development	1,642	570
Sales and marketing	1,298	434
General and administrative	4,583	1,663
Merger-related expenses	90	—

	$8,117	$2,807

See notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 26, 2011	March 27, 2010
Operating activities
Net loss	$(22,756)	$(9,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premiums relating to available-for-sale securities	108	133
Depreciation and amortization	1,617	1,183
Amortization of intangible assets	2,185	1,545
Revaluation of warranty liability	—	173
Stock-based compensation	8,117	2,807
Changes in operating assets and liabilities:
Change in restricted cash	—	629
Accounts receivable, net	4,177	21,814
Inventory	4,406	(7,711)
Deferred cost of revenue	(2,083)	2,622
Prepaids and other current assets	1,159	2,435
Accounts Payable	(6,068)	(7,149)
Accrued liabilities	8,068	179
Other long-term liabilities	(8)	179
Deferred revenue	3,772	(4,519)

Net cash provided by operating activities	2,694	5,058

Investing activities
Purchase of property and equipment	(1,722)	(1,481)
Purchase of marketable securities	—	(7,434)
Sales and maturities of marketable securities	22,905	6,708
Acquisition of Occam Networks, net of cash assumed (Note 3)	(60,788)	—

Net cash used in investing activities	(39,605)	(2,207)

Financing activities
Proceeds from exercise of stock options and other	154	62
Proceeds from initial public offering of common stock, net of issuance costs	—	46,229

Net cash provided by financing activities	154	46,291

Net increase (decrease) in cash and cash equivalents	(36,757)	49,142
Cash and cash equivalents at beginning of period	66,304	31,821

Cash and cash equivalents at end of period	$29,547	$80,963

Non-cash investing activities
Value of common stock issued in acquisition	$117,229	—
Fair value of equity awards assumed	$2,086	—

See notes to condensed consolidated financial statements.

CALIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Company and Basis of Presentation

Company

Calix (together with its subsidiaries referred to as “Calix,” the “Company,” “we,” “us,” or “our” ) was incorporated in August 1999, and is a Delaware corporation. Calix is a leading provider in North America of broadband communications access systems and software for fiber- and copper-based network architectures that enables communications service providers, or CSPs, to connect to their residential and business subscribers. Calix enables CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. The Company focuses solely on CSP access networks, the portion of the network which governs available bandwidth and determines the range and quality of services that can be offered to subscribers. The Company develops and sells carrier-class hardware and software products, referred to as the Unified Access portfolio, that are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the SEC on February 24, 2011.

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

On February 22, 2011, the Company completed its acquisition of Occam Networks, Inc. (“Occam”) in a stock and cash transaction valued at approximately $213.7 million. The Company’s results of operations for the three months ended March 26, 2011 reflect the operations of the Occam business beginning on the February 22, 2011 acquisition date. See Note 3 “Acquisition of Occam Networks” in the notes to these condensed consolidated financial statements for more information regarding the acquisition of Occam.

2. Significant Accounting Policies

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance (“guidance”) is meant to refer to the authoritative nongovernmental U.S. generally accepted accounting principles as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Business Combination

During the current fiscal quarter, the Company completed the acquisition of Occam Networks for a purchase price of $213.7 million which consisted of $94.4 million of cash consideration, which included $33.6 million of cash assumed in the acquisition and a value of $119.3 million of common stock and equity awards issued. See Note 3, “Acquisition of Occam Networks” in the Notes to Condensed Consolidated Financial Statements.

The Company accounted for the acquisition of Occam under ASC Topic 805, “Business Combinations”. Under this guidance all of the assets acquired and liabilities assumed are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The fair values assigned to the acquired assets and assumed liabilities are based on valuations using management’s best estimates and assumptions at the time these condensed consolidated financial statements were issued. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. The Company’s estimates are based on historical experience and information obtained from the management of the acquired companies. The Company’s significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. The Company is still in the process of finalizing the fair values of the acquired assets and assumed liabilities and expects to complete the purchase price allocation by the end of the Company’s second quarter, June 25, 2011.

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

The Company adopted this accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. This guidance does not change the units of accounting for the Company’s revenue transactions. The Company’s products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment and are deemed to be non-contingent deliverables. The Company provides certain services at stated prices over a specified period of time and must meet specified performance conditions. As such, the Company has determined that its individual services are contingent deliverables. In addition, the Company provides specified packages of items considered a package arrangement which it also considers a contingent deliverable, and therefore the Company does not bill its customers until it has fully delivered the package. For multiple-element arrangements that include products and packages or services, the Company first excludes the contingent revenue items and then allocates the remaining consideration to the non-contingent product deliverables on the basis of their relative selling price, which is currently BSP. To the extent that the stated contractual prices fall within the Company’s calculated range for BSP, it will allocate the consideration using the stated contractual prices. However, if the stated contractual price for any product deliverable is outside the range, the contractual prices will be adjusted using the midpoint price within its range in order to allocate arrangement consideration using the “relative selling price method.” Since the individual products and services meet the criteria for separate units of accounting, the Company will recognize revenue upon delivery of each product and/or services. Post-sales software support revenue and extended warranty services revenue is deferred and recognized ratably over the period during which the services are to be performed. Installation and training service arrangements are recognized upon delivery or completion of performance. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. Revenue from package arrangements is recognized upon full delivery of the package. In instances where substantive acceptance provisions are specified in the customer agreement, revenue is deferred until all acceptance criteria have been met. The Company’s arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

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

The Company has established VSOE for its training, post-sales software support and extended warranty services. Training courses are based on a daily rate per person and will vary according to the type of training class offered. Post-sales software support is offered for a one year term and the price is based on the number of customer subscriber lines. Extended warranty pricing is based on the type of product and is sold in one or five year durations. In substantially all of the arrangements with multiple deliverables pertaining to arrangements with these services, the Company has used and intends to continue using VSOE to determine the selling price for each deliverable. Consistent with its methodology under previous accounting guidance, the Company determines VSOE based on its normal pricing practices for these specific services when sold separately.

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

The Company regularly reviews VSOE, TPE and BSP and maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three months ended March 26, 2011 nor does the Company expect a material impact in the near term from changes in VSOE, TPE or BSP.

Cost of Revenue

Cost of revenue consists primarily of finished goods inventory purchased from the Company’s contract manufacturers, payroll and related expenses associated with managing the contract manufacturers’ relationships, depreciation of manufacturing test equipment, warranty costs, excess and obsolete inventory costs, shipping charges, and amortization of certain intangible assets. For the three months ended March 26, 2011, cost of revenue also includes, merger-related expenses associated with the acquisition of Occam primarily related to a charge resulting from the required revaluation of Occam inventory to its estimated fair value and an associated write-down of inventory determined as excess and obsolete.

Stock-Based Compensation

Under the provisions of ASC Topic 718, for share-based payment transactions, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period), which the Company has elected to amortize on a straight-line basis. The Company adopted this guidance using the modified prospective transition method. Stock-based compensation expense has been reduced by the Company’s estimated forfeitures on all unvested awards.

Goodwill and Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of our acquisitions of Occam in February 2011 and Optical Solutions, Inc., or OSI, in February 2006. This goodwill is not deductible for tax purposes, and there have been no adjustments to goodwill since the acquisition dates.

Goodwill is not amortized but instead is subject to an annual impairment test or more frequently if events or changes in circumstances indicate that they may be impaired. The Company evaluates goodwill on an annual basis as of the end of the second quarter of each fiscal year. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, used to measure the amount of the impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Management has determined that the Company operates as a single reporting unit and therefore evaluates goodwill impairment at the enterprise level. There were no impairment charges through March 26, 2011.

Intangible assets with definite useful lives are amortized over their estimated useful lives, generally six months to seven years, and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company believes that no events or changes in circumstances have occurred that would require an impairment test for these assets. See Note 3, “Acquisition of Occam Networks” for more information related to goodwill and intangible assets recorded during the three months ended, March 26, 2011.

Supplier Concentration

The Company depends primarily on a small number of outside contract manufacturers for the bulk of its finished goods inventory. The Company generally purchases its product through purchase orders and typically as such has no supply agreements with its suppliers or contract manufacturers. While the Company seeks to maintain a sufficient reserve of its products, the Company’s business and results of operations could be adversely affected by a stoppage or delay in receiving such products, the receipt of defective parts, an increase in price of such products or the Company’s inability to obtain lower prices from its contract manufacturers and suppliers in response to competitive pressures.

In connection with the acquisition of Occam, under the terms of agreements with certain contract manufacturers, the Company has issued purchase orders for the production of its products. The Company is required to place orders in advance with its contract manufacturers to meet estimated sales demands. The agreement includes certain lead time and cancellation provisions. Future amounts payable to the contract manufacturer will vary based on the level of requirements.

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

The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of comprehensive loss within stockholders’ equity until realized. Should the Company determine that any unrealized losses on the investments are other-than-temporary, the amount of that impairment to be recognized in earnings will depend on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. Realized gains and losses, which have been immaterial to date, are determined on the specific identification method and are reflected in results of operations.

Restricted Cash

Restricted cash consisted of $1.1 million as of March 26, 2011, most of which is related to performance bonds required for the Company’s RUS-funded customer contracts, which the Company acquired through its acquisition of Occam.

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

Deferred Cost of Revenue

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

Foreign Currency Translation

Assets and liabilities of the Company’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchanges rates prevailing during the day. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses were not material during the three months ended March 26, 2011 and March 27, 2010.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This update disclosure requirement will not have a material impact to the Company’s 2011 annual report on Form 10-K.

3. Acquisition of Occam Networks

On February 22, 2011, the Company completed its acquisition of Occam in a stock and cash transaction valued at approximately $213.7 million which consisted of $94.4 million of cash consideration, which included $33.6 million of cash assumed in the acquisition and a value of $119.3 million of common stock and equity awards issued. In connection with the consummation of the acquisition, each outstanding share of common stock of Occam was converted, effective as of February 22, 2011, into the right to receive: (i) 0.2925 shares of Calix common stock and (ii) $3.8337 in cash. In addition, (a) each outstanding Occam stock option or restricted stock unit as of immediately prior to the effective time of the acquisition which was or became vested as of the effective time of the acquisition with a per share exercise price that was less than (i) $3.8337 plus (ii) 0.2925 multiplied by the average volume weighted average trading price of Calix common stock during the five consecutive trading days ending on the trading day that was one day before the effective time of the acquisition, such amount being referred to as the cash-out consideration and (b) Occam options or restricted stock units held by persons who were not Occam employees or consultants immediately prior to the effective time of the acquisition were automatically cancelled and extinguished and the vested portion thereof was automatically converted into the right to receive the cash-out consideration for the aggregate number of shares of Occam common stock that were issuable upon the exercise of such stock options or restricted stock units, less any applicable per share exercise price.

Unvested portions of each outstanding Occam stock option or restricted stock unit held by Occam employees who continued to be employed by Calix or its subsidiaries after the effective time of the merger transaction that were not cashed out and cancelled as described above were, at the effective time, automatically converted into options or restricted stock units, as the case may be, for Calix common stock, subject to adjustments in accordance with the compensatory award exchange ratio, and subject to the terms and conditions of such award prior to the effective time, including vesting and exercisability. The fair value of Calix stock options and restricted stock units issued to employees of Occam was $5.8 million including those accelerated for Occam executives associated with their severance agreements which were executed subsequent to the acquisition date. The fair value of options was estimated using a Black-Scholes option pricing model.

The following table represents the weighted average assumptions used to estimate fair value of stock options:

Expected volatility	52%
Average expected life (years)	3.95 years
Expected dividend yield	—
Risk free interest rate	1.65%

The acquisition of Occam has been accounted for under the acquisition method of accounting which requires the total purchase price to be allocated to the acquired assets and assumed liabilities based on their estimated fair values. The fair values assigned to the acquired assets and assumed liabilities are based on valuations using management’s best estimates and assumptions. The allocation of the purchase price as reflected in these condensed consolidated financial statements is based on the best information available to management at the time these condensed consolidated financial statements were issued. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.

The following table summarizes the allocation of the preliminary purchase price for Occam based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

Amount
Cash & cash equivalents	$33,631
Restricted cash	1,054
Accounts receivable	15,143
Inventory	29,229
Pre-paid expenses and other assets	854
Property and equipment	7,363
Intangible assets:
Trade name (useful life of 6 months)	2,290
Customer relationships (useful life of 7 years)	51,040
Core developed technology (useful life of 5 years)	25,494
In-process technology	16,270
Acquired backlog (useful life of 10 months)	2,560

Total intangible assets	97,654
Goodwill	52,976
Current liabilities	(22,414)
Deferred revenue	(866)
Long-term liabilities	(890)

Total purchase price allocation	$213,734

Trade names represent acquired product names which are expected to have a useful life of six months. Customer relationships represent agreements with existing Occam customers and have estimated useful lives of seven years.

Core developed technology represents technology that has reached technological feasibility and includes Occam’s primary product line. The fair value of the core developed technology is determined using future discounted cash flows related to the projected income stream of the developed technology for a discrete projection period. Core developed technology will be amortized over its estimated useful life of five years.

In-process technology represents projects that have not reached technological feasibility at the time of the acquisition and they do not have a finite useful life. In-process technology will be impaired, if abandoned, or amortized in future periods, depending on the ability of the Company to use the research and development in future periods.

Acquired backlog represents goods and services that the Occam customers are contractually obligated to receive in the future and is expected to have a ten month life.

During the three months ended March 26, 2011, the Company incurred $10.3 million of merger-related expenses, resulting from the required revaluation of inventory to its estimated fair value and an associated write-down of inventory determined as excess and obsolete. The Company also incurred $5.5 million of merger-related expenses in the three months ended March 26, 2011, related to severance for terminated employees and salaries for transitional employees, transaction costs for financial advisory, legal and accounting services, and stock-based compensation expense for transitional employees. The Company anticipates to record in the period incurred, further estimated merger-related expenses from planned consolidation of facilities, and severance and salaries of transitional employees of $4.7 million in the second quarter, $2.8 million in the third quarter and $3.9 million in the fourth quarter of 2011, respectively.

The premium paid by the Company in this transaction is attributable to the strategic benefits of creating a more competitive and efficient company, more capable of competing against larger telecommunications equipment companies in more markets and the significant cost synergies that would be obtained by the combined organization. The combined organization is expected to provide communications service providers globally with an enhanced portfolio of advanced broadband access systems, and accelerate innovation across the expanded Calix Unified Access portfolio. The acquisition is expected to result in more access options over both fiber and copper for communications service providers to deploy, which could expedite the proliferation of advanced broadband services to both residential and business subscribers, including such services as high-speed Internet, IPTV, VOIP, Ethernet business services, and other advanced broadband applications.

The results of operations of Occam are included in the Company’s consolidated results of operations beginning on the February 22, 2011 acquisition date. The following pro forma information gives effect to the business combination that was completed in the three months ended March 26, 2011 as if the business combination occurred at the beginning of the periods presented. The pro forma results are not necessarily indicative of what actually would have occurred had the business combinations been in effect for the periods presented (table in thousands):

	Three Months Ended
	March 26, 2011	March 27, 2010
Revenue	$79,920	$57,512
Net loss attributable to common stockholders	$(33,112)	$(25,851)

4. Intangible Assets

Intangible assets are carried at cost, less accumulated amortization, as disclosed in the following table (in thousands):

	March 26, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing and core developed technologies	$52,694	$(27,624)	$25,070	$27,200	$(26,747)	$453
Customer relationships	54,740	(4,308)	50,432	3,700	(3,638)	62
Purchase order backlog	4,260	(1,956)	2,304	1,700	(1,700)	—
Trade name	2,290	(382)	1,908	—	—	—

Total amortizable intangible assets	113,984	(34,270)	79,714	32,600	(32,085)	515
In- process technology	16,270	—	16,270	—	—	—

Total intangible assets, excluding goodwill	$130,254	$(34,270)	$95,984	$32,600	$(32,085)	$515

The amortization expense was $2.2 million and $1.5 million for the three months ended March 26, 2011and March 27, 2010, respectively. Expected future amortization for the fiscal years indicated is as follows (in thousands):

2011	$13,505
2012	12,390
2013	12,391
2014	12,390
2015	12,390
Thereafter	16,648

Total	$79,714

5. Goodwill

Goodwill is not amortized but instead is subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that it may be impaired. The Company evaluates goodwill on an annual basis as of the end of the second quarter of each year.

The table below sets forth changes in carrying amount of goodwill (in thousands):

Total
Beginning Balance	$65,576
Goodwill acquired	52,976

Balance as of March 26, 2011	$118,552

6. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	March 26, 2011	December 31, 2010
Cash and Cash equivalents:
Cash	$10,814	$10,839
Money market funds	18,733	55,465

Total cash and cash equivalents	29,547	66,304

Marketable securities:
Corporate debt securities	8,999	19,324
Commercial paper	—	12,696

Total marketable securities	8,999	32,020

Total cash, cash equivalents and marketable securities	$38,546	$98,324

The following tables summarize the unrealized gains and losses related to the Company’s investments in cash equivalents and marketable securities designated as available-for-sale as follows (in thousands):

As of March 26, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$8,985	$14	$—	$8,999

Total	$8,985	$14	$—	$8,999

Due within one year	$8,985	$14	$—	$8,999

Total	$8,985	$14	$—	$8,999

As of December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$19,302	$25	$(3)	$19,324
Commercial paper	12,696	—	—	12,696

Total	$31,998	$25	$(3)	$32,020

As of March 26, 2011 and December 31, 2010 gross unrealized gains and losses on the Company’s investments were due to changes in market conditions that caused interest rates to fluctuate. The Company reviews investments held with unrealized losses to determine if the loss is other-than-temporary. The Company determined that it has the ability and intent to hold these investments for a period of time sufficient for a recovery of fair market value and does not consider the investments to be other-than-temporarily impaired for all periods presented. In addition, the Company did not experience any significant realized gains or losses on its investments through March 26, 2011. The Company’s money market funds maintained a net asset value of $1.00 for all periods presented. Net unrealized gains/losses are recorded to other comprehensive income in the Company’s condensed consolidated balance sheets.

7. Balance Sheet Details

Accounts receivable, net consisted of the following (in thousands):

	March 26, 2011	December 31, 2010
Accounts receivable	$56,116	$44,544
Allowance for doubtful accounts	(682)	(616)
Product return reserve	(1,092)	(551)

Accounts receivable, net	$54,342	$43,377

Property and equipment, net, consisted of the following (in thousands):

	March 26, 2011	December 31, 2010
Computer equipment and purchased software	$26,701	$24,061
Test equipment	27,577	26,476
Furnitures and fixtures	2,169	1,560
Leasehold improvements	7,600	2,882

Total	64,047	54,979
Accumulated depreciation	(44,764)	(43,164)

Property and equipment, net	$19,283	$11,815

Accrued liabilities consisted of the following (in thousands):

	March 26, 2011	December 31, 2010
Accrued compensation and related benefits	$17,348	$13,376
Accrued warranty	12,766	3,789
Accrued professional and consulting fees	2,352	1,613
Accrued excess and obsolete inventory at contract manufacturer	4,507	1,022
Sales and use tax payable	825	1,066
Accrued customer rebates	229	1,880
Accrued Other	6,641	3,241

Total accrued liabilities	$44,668	$25,987

As of March 26, 2011, accrued compensation and related benefits, accrued warranty, accrued excess and obsolete inventory and accrued other, includes accruals related to the acquisition of Occam. For more information regarding the acquisition, see Note 3 “Acquisition of Occam Networks” in the notes to these condensed consolidated financial statements.

8. Commitments and Contingencies

The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of March 26, 2011 (in thousands):

2011	$2,517
2012	3,438
2013	3,543
2014	1,103
2015	466
Thereafter	27

Total	$11,094

The Company leases its primary office space in Petaluma, California under a lease agreement that extends through February 2014. The Company received a lease incentive consisting of $1.2 million in leasehold improvements provided by the lessor. The Company has capitalized the full amount of the lease incentive and is amortizing the cost of the improvements over the lease term. The value of the incentive is being amortized through rent expense over the lease term. Payments under the Company’s operating leases that escalate over the term of the lease are recognized as rent expense on a straight-line basis. The above table also includes future minimum lease payments for our facilities in Minneapolis, Minnesota, Acton, Massachusetts, Nanjing, China, Richardson, Texas, Fremont, Santa Barbara, and Simi Valley, California, which expire at various dates through 2016, and for certain equipment under non-cancelable operating lease agreements, obtained through our acquisition of Occam, which expire at various dates through 2015. Rent expense was $0.7 million and $0.5 million for the three months ended March 26, 2011, and March 27, 2010, respectively.

Purchase Commitments

In connection with its acquisition of Occam, the Company assumed purchase commitment obligations with certain contract manufacturer for the production of the company’s products. In order to reduce manufacturing lead times and ensure adequate component supply, the Company’s primary contract manufacturer places orders for component inventory in advance based upon the Company’s build forecasts. The components are used by the contract manufacturer to build the products included in the build forecasts. The Company does not take ownership of the components and any outstanding orders do not represent firm purchase commitments pursuant to the Company’s agreement with the contract manufacturer. The Company incurs a liability when the manufacturer has converted the component inventory to a finished product and takes ownership of the inventory when transferred to the designated shipping warehouse. However, historically, the Company has reimbursed its primary contract manufacturer for inventory purchases when this inventory has been rendered obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by its suppliers, or in cases where inventory levels greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders, which are included in accrued liabilities in the accompanying balance sheets, were $4.5 million and $1.0 million as of March 26, 2011 and December 31, 2010, respectively. The Company records these amounts in cost of products and services in its statement of operations.

In connection with the acquisition of Occam, under the terms of agreements with certain contract manufacturers, the Company has issued purchase orders for the production of its products. The agreement includes certain lead time and cancellation provisions. Future amounts payable to the contract manufacturers will vary based on the level of requirements. As of March 26, 2011, the Company had firm purchase commitments of $12.5 million.

Accrued Warranty

The Company provides a warranty for its hardware products. Hardware generally has a five-year warranty from the date of shipment. The Company accrues for potential warranty claims based on the Company’s historical claims experience. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.

Activity related to the product warranty is as follows (in thousands):

	Three Months Ended
	March 26, 2011	March 27, 2010
Balance at beginning of period	$3,789	$4,213
Accrued warranty from the Occam acquisition	8,500	—
Warranty charged to cost of revenue	1,341	1,397
Utilization of warranty	(864)	(1,025)

Total accrued warranty	$12,766	$4,585

The Company recorded $8.5 million of accrued warranty related to the liabilities assumed with the acquisition of Occam on February 22, 2011. For more information regarding the acquisition, see Note 3 “Acquisition of Occam Networks” in the notes to these condensed consolidated financial statements.

Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. For example, on December 28, 2009, Calix filed a lawsuit against Wi-LAN Inc., or Wi-LAN, of Ontario, Canada, in the federal court in the Northern District of California, seeking declaratory relief that Calix does not infringe U.S. Patents Nos. 5,956,323 and 6,763,019, allegedly owned by Wi-LAN. Wi-LAN withdrew a motion to dismiss or to transfer the Calix lawsuit to the Eastern District of Texas, where Wi-LAN had filed a separate subsequent action accusing Calix of infringement of the two patents. On December 6, 2010, the court in the Eastern District of Texas granted Calix’s motion to transfer that action to the Northern District of California. Both parties have filed extensive written discovery requests in the California action. Calix has vigorously pursued its lawsuit and defended against all Wi-LAN claims and counterclaims. In April 2011, Calix and Wi-LAN entered into a tentative agreement in which Calix will purchase from Wi-LAN certain licenses under the aforementioned patents and other Wi-LAN patents. In addition, both parties will enter into mutual general releases from all claims each may have against the other. In the event that Calix and Wi-LAN cannot reach a definitive agreement, Calix will continue to pursue its lawsuit and defend its position.

On September 16, 2010, the Company, Occam Networks, Inc., a Delaware corporation (“Occam”), Ocean Sub I, Inc., a Delaware corporation and a direct, former wholly-owned subsidiary of Calix, and Ocean Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Calix, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). In response to the announcement of the Merger Agreement, on September 17, 2010, September 20, 2010 and September 21, 2010, three purported class action complaints were filed by three purported stockholders of Occam in the California Superior Court for Santa Barbara County: Kardosh v. Occam Networks, Inc., et al. (Case No. 1371748), or the Kardosh complaint; Kennedy v. Occam Networks, Inc., et al. (Case No. 1371762), or the Kennedy complaint; and Moghaddam v. Occam Networks, Inc., et al. (Case No. 1371802), or the Moghaddam complaint, respectively. The Kardosh, Kennedy and Moghaddam complaints, which are referred to collectively as the California class action complaints, are substantially similar. Each of the California class action complaints names Occam, the pre-acquisition members of the Occam board of directors and us as defendants. The Kennedy complaint also names each of Ocean Sub I and Ocean Sub II, as defendants.

The California class action complaints generally allege that the members of the Occam board breached their fiduciary duties in connection with the acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction. The California class action complaints further allege that Occam and the other entity defendants aided and abetted the alleged breaches of fiduciary duty. The plaintiffs in the California class action complaints seek injunctive relief rescinding the merger transaction and awarding damages in an unspecified amount, as well as plaintiffs’ costs, attorney’s fees, and other relief. On November 2, 2010, the three California class action complaints were consolidated into a single action, with the Kardosh action becoming the lead action, and on November 19, 2010, the California Superior Court issued an order staying the California class actions in favor of a substantively identical stockholder class action pending in the Delaware Court of Chancery (see below). The California class actions remain stayed under that order.

On October 6, 2010, a purported class action complaint was filed by purported stockholders of Occam in the Delaware Court of Chancery: Steinhardt v. Howard-Anderson, et al. (Case No. 5878-VCL). On November 24, 2010, these purported stockholders filed an amended complaint, or the amended Steinhardt complaint. The amended Steinhardt complaint names Occam and the members of the Occam board of directors as defendants. The amended Steinhardt complaint does not name Calix as a defendant.

Like the California class action complaints, the amended Steinhardt complaint generally alleges that the members of the Occam board breached their fiduciary duties in connection with the acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the merger transaction. The amended Steinhardt complaint also alleges that Occam and the members of the Occam board breached their fiduciary duties by failing to disclose certain allegedly material facts about the merger transaction in the preliminary proxy statement and prospectus included in the Registration Statement on Form S-4 that Calix filed with the SEC on November 2, 2010. The amended Steinhardt complaint sought injunctive relief enjoining or rescinding the proposed merger and award of damages in an unspecified amount in the event the merger transaction closes, as well as plaintiffs’ costs, attorney’s fees, and other relief.

On November 12, 2010, a complaint was filed by two purported stockholders of Occam in the U.S. District Court for the Central District of California: Kennedy and Moghaddam v. Occam Networks, Inc., et al. (Case No. CV10-8665),or the Federal complaint. The Federal complaint named Occam, the members of the Occam board of directors, Calix, Ocean Sub I, and Ocean Sub II as defendants. The Federal complaint generally alleged that the defendants violated sections 14(a) and 20(a) of the Securities Exchange Act of 1934 in connection with the acquisition of Occam by Calix, by, among other things, making material misstatements and omissions about the merger transaction in the preliminary proxy statement and prospectus included in the Registration Statement on Form S-4 that Calix filed with the SEC on November 2, 2010, and/or aiding and abetting the issuance of the allegedly misleading registration statement. The plaintiffs in the Federal complaint sought injunctive relief enjoining the merger transaction, as well as plaintiffs’ costs, attorney’s fees, and other relief. On March 9, 2011, the plaintiffs voluntarily dismissed the Federal complaint without prejudice.

On January 24, 2011, the Delaware Court of Chancery held a hearing on the motion by the plaintiffs to preliminarily enjoin the stockholder vote to adopt the Merger Agreement. Following the hearing, the Court of Chancery enjoined the stockholder vote until at least 10 calendar days after Occam filed certain supplemental disclosures to the definitive proxy statement on Schedule 14A that Occam filed with the SEC on December 15, 2010. Such supplemental disclosures were filed by Occam with the SEC on February 7, 2011. The Court of Chancery subsequently shortened the term of the injunction and, upon expiration of the abbreviated injunction period, the stockholders of Occam adopted the Merger Agreement and the merger transaction was completed on February 22, 2011. The Delaware plaintiffs continue to seek an award of damages in an unspecified amount.

The Company believes that the allegations in the California actions and the Delaware action relating to the amended Steinhardt complaint are without merit and intends to continue to vigorously contest the actions. However, there can be no assurance that the Company, will be successful in defending these ongoing actions. In addition, the Company has obligations, under certain circumstances, to hold harmless and indemnify each of the defendant former Occam directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam’s bylaws and certificate of incorporation. Such obligations may apply to these lawsuits.

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

As of March 26, 2011 and December 31, 2010, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

As of March 26, 2011	Level 1	Level 2	Total
Money market funds	$18,733	$—	$18,733
Marketable securities	—	8,999	8,999

Total	$18,733	$8,999	$27,732

As of December 31, 2010
Money market funds	$55,465	$—	$55,465
Marketable securities	—	32,020	32,020

Total	$55,465	$32,020	$87,485

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 26, 2011	March 27, 2010
Numerator:
Net loss applicable to common stockholders	$(22,756)	$(10,162)

Denominator:
Weighted-average common shares outstanding	41,177	4,474

Basic and diluted net loss per share	$(0.55)	$(2.27)

As the Company incurred net losses in the periods presented, the following table displays the Company’s other outstanding common stock equivalents that were excluded from the computation of diluted net loss per share, as the effect of including them would have been anti-dilutive (in thousands):

	Three Months Ended
	March 26, 2011	March 27, 2010
Stock options	1,511	686
Restricted stock units	3,268	4,531
Common stock warrants	65	69
Convertible preferred stock	—	28,113

11. Stockholders’ Equity (Deficit)

Capital Structure

The Company maintains three equity incentive plans the 2000 Stock Plan, the 2002 Stock Plan and 2010 Equity Incentive Plan (together, the “Plans”). These plans were approved by the stockholders and are described in the Company’s Form 10-K filed with the SEC on February 24, 2011. In connection with the acquisition of Occam, the Company issued 6.4 million shares of the Company’s common stock, a value of $117.2 million. For more information regarding the acquisition, of Occam see Note 3 “Acquisition of Occam Networks” in the notes to these condensed consolidated financial statements.

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

Stock-based compensation expense associated with stock options and restricted stock units (“RSUs”) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. Total stock-based compensation expense of $8.1 million and $2.8 million was recorded during the three months ended March 26, 2011 and March 27, 2010, respectively.

On February 22, 2011, in connection with the acquisition of Occam (see Note 3 “Acquisition of Occam Networks” in the notes to these condensed consolidated financial statements), the Company issued 536,190 stock options and 42,654 RSUs to certain Occam employees. The grants were in exchange for certain options and RSUs that were held by Occam employees prior to the acquisition which retained the original vesting schedule of the initial Occam grants, except for certain equity awards held by Occam executives that were accelerated in association with their severance agreements. The Company estimated the fair value of $5.8 million of the options and RSUs in accordance with ASC Topic 718. In accordance with ASC Topic 805 the Company allocated the value of $2.1 million of certain options and RSUs to consideration in the business combination with the remaining value of $3.7 million allocated to post-combination expense to be recognized over the remaining service period of the grants.

Stock Options

The Company estimates the fair value of stock options in accordance with ASC Topic 718. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 26, 2011	March 27, 2010
Expected volatility	52%	50%
Expected Life (years)	6.25	6.25
Expected dividend yield	—	—
Risk free interest rate	2.47%	2.73%

The Company’s computation of expected volatility for the three months ended March 26, 2011 and March 27, 2010 is based on the Company’s peer-group of similar companies. The Company’s computation of expected term in the three months ended March 26, 2011 and March 27, 2010 utilizes the simplified method in accordance with SAB 110. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. Thus, the Company applies an estimated forfeiture rate based on actual forfeiture experience. The Company recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

As of March 26, 2011, unrecognized stock-based compensation expense related to stock options of $8.2 million was expected to be recognized over a weighted-average period of 3.0 years.

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

The weighted-average grant date fair value of RSUs granted during the three months ended March 26, 2011 was $18.44 per share. As of March 26, 2011, unrecognized stock-based compensation expense related to non-vested RSUs of $15.5 million was expected to be recognized over a weighted-average period of 2.7 years.

12. Income Taxes

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

In connection with the Company’s acquisition of Occam on February 22, 2011, the Company added U.S. federal net operating and state net operating losses of approximately $110.2 million and $75.4 million, respectively.

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

Our revenue has increased to $71.5 million for the three months ended March 26, 2011 from $48.2 million for the three months ended March 27, 2010. Continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, such as those customers in the large CSP and international markets. Since our inception we have incurred significant losses, and as of March 26, 2011, we had an accumulated deficit of $434.4 million. Our net loss was $22.8 million (which included merger-related and other expenses of $16.3 million) and $10.2 million for the three months ended March 26, 2011 and March 27, 2010, respectively. See more information regarding the merger-related expenses discussed Note 3 “Acquisition of Occam Networks” in the Notes to Condensed Consolidated Financial Statements.

Basis of Presentation

Acquisition of Occam Networks

On February 22, 2011, we completed our acquisition of Occam Networks, Inc. (“Occam”), a provider of innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both fiber optic and copper networks in a stock and cash transaction valued at approximately $213.7 million which consisted of $94.4 million of cash consideration, which included $33.6 million of cash assumed in the acquisition and a value of $119.3 million of common stock and equity awards issued. Through this acquisition, we expect to achieve the strategic benefits of creating a more competitive and efficient company, more capable of competing against larger telecommunications equipment companies in more markets and significant cost synergies due to the combined company. The combined organization is expected to provide communications service providers globally with an enhanced portfolio of advanced broadband access systems, and accelerate innovation across the expanded Calix Unified Access portfolio. The acquisition is also expected to result in more access options over both fiber and copper for communications service providers to deploy, which could expedite the proliferation of advanced broadband services to both residential and business subscribers, including such services as high-speed Internet, IPTV, VOIP, Ethernet business services, and other advanced broadband applications.

As a result of this acquisition, we recorded $53.0 million in goodwill and $97.7 million in other intangible assets. We are amortizing the other intangible assets over their useful lives. See “Critical Accounting Policies and Use of Estimates — Goodwill and Intangible Assets” below for information relating to these items and our test for impairment. Under purchase accounting rules, we revalued the acquired Occam assets and liabilities acquired at the time of the acquisition, based on their fair value. See Note 3 “Acquisition of Occam Networks” in the Notes to Condensed Consolidated Financial Statements included in this report for additional information related to this acquisition.

Revenue

We derive our revenue primarily from sales of our hardware products and related software. We generally recognize revenue after products have been delivered and accepted, and title has been transferred to the customer. In certain cases, our products are sold along with services, which include installation, training, post-sales software support and/or extended warranty services. To date, service revenue has comprised an insignificant portion of our revenue, and we have not reported service revenue separately from product revenue in our financial statements. As of March 26, 2011, our revenue deferrals, related to partially delivered arrangements that were entered into prior to January 1, 2010, and contracts with customers who receive government supported loans and grants from the U.S. Department of Agriculture’s Rural Utility Service (“RUS”) that include installation services, special customer arrangements and ratably recognized services totaled $29.7 million. Where substantive acceptance provisions are specified in an arrangement or extended return rights exist, revenue is deferred until all acceptance criteria have been met or the extended return rights expire. The timing of deferred revenue recognition may cause significant fluctuations in our revenue and operating results from period to period.

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

•

Merger-related expenses — Inventory acquired from Occam was revalued to its estimated fair value and is amortized to cost of revenue as the inventory is sold. We amortized $4.5 million related to the revaluation of inventory in the three months ended March 26, 2011 and expect to amortize the remaining balance of $9.5 million in the second quarter of 2011. Additionally, inventories determined as excess and obsolete resulted in a write-down of $5.7 million in the three months ended March 26, 2011.

•

Amortization of acquired intangible assets — Amortized acquired intangible assets are comprised of core developed technologies, purchase order backlog and trade name obtained in the Occam and OSI acquisitions. The remaining balance of existing and core developed technologies resulting from our acquisition of OSI was fully amortized during the three months ended March 26, 2011.

Gross Profit

Our gross profit and gross margin have been, and will likely be, impacted by several factors, including new product introduction or upgrades to existing products, changes in customer mix, changes in the mix of products demanded and sold, shipment volumes, changes in our product costs, changes in pricing and the extent of customer rebates and incentive programs. We believe our gross margin could increase due to favorable changes in these factors, for example, increases in sales of newly introduced products such as our E7 Ethernet service access platform, which was introduced in the fourth quarter of 2009, upgrades to our existing C7 platform, new introductions of our P-Series optical network terminal and reductions in the impact of rebate or similar programs. We believe our gross margin could decrease due to unfavorable changes in factors such as increased product costs, pricing decreases due to competitive pressure and an unfavorable customer or product mix. Changes in these factors could have a material impact on our future average selling prices and unit costs. Also, the timing of deferred revenue recognition and related deferred costs can have a material impact on our gross profit and gross margin results. The timing of recognition and the relative size of these arrangements could cause large fluctuations in our gross profit from period to period. Additionally, we have incurred merger-related expenses related to inventory acquired from Occam of $10.3 million resulting from the required revaluation of the inventory to its estimated fair value and an associated write-down of inventory determined as excess and obsolete, and the amortization of existing and core developed technologies, purchase order backlog and trade name, acquired of $1.5 million. We will incur additional merger-related expenses in the second quarter of 2011 of $10.5 million, but do not anticipate any further merger-related expenses for the remainder of 2011 or thereafter related to our acquisition of Occam. Existing and core developed technologies, purchase order backlog and trade name acquired from Occam will amortize over a period of 5 years.

Operating Expenses

Operating expenses consist primarily of research and development, sales and marketing, general and administrative expenses and merger-related and other expenses are recognized as incurred. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We expect to continue to hire new employees in order to support our anticipated growth and status as a public company. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our operating expenses will increase in absolute dollar amounts but will decline as a percentage of revenue over time.

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

•

Sales and Marketing — Sales and marketing expenses consist of personnel costs, employee sales commissions and marketing programs. We expect sales and marketing expenses to increase as we hire additional personnel both in North America and internationally to promote our anticipated revenue growth.

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

•

Merger-related and other expenses—Merger-related expenses primarily include legal and professional expenses, severance and integration-related expenses associated with our acquisition of Occam and a charge related to a litigation settlement.

•

Amortization of acquired Intangible assets — Amortized acquired intangible assets are comprised of customer relationships obtained in the Occam and OSI acquisitions. The amortization of acquired intangible assets from our acquisition of OSI ended during three months ended March 26, 2011.

Other Income (Expense), Net

Other income (expense), net primarily includes interest expense on our outstanding loans and interest income on our cash and investment balances. In addition, other income (expense), net includes adjustments to record our convertible preferred stock warrants at fair value. These convertible preferred stock warrants were converted into common stock warrants upon the closing of our initial public offering, or IPO, on March 26, 2010. Although an adjustment was recorded in the three months ended March 27, 2010, no such adjustment was made in the three months ended March 26, 2011 and no further adjustments will be made in future periods. Further, on May 4, 2010, we paid in its entirety our outstanding term loan of $20.0 million including outstanding accrued interest and prepayment penalties of $0.4 million.

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

On January 1, 2010, we adopted the new accounting standard for multiple deliverable revenue arrangements (ASC Topic 605-25), on a prospective basis, related to allocating revenue in a multiple deliverable arrangement as described in the significant accounting policies in our Form 10-K filed with the SEC on February 24, 2011. Other than the adoption of ASC Topic 605-25, there have been no significant changes in our significant accounting policies during the three months ended March 26, 2011 as compared to the significant accounting policies described in our Form 10-K filed with the SEC on February 24, 2011.

The items in our condensed consolidated financial statements requiring significant estimates and judgments are as follows:

Business Combination

During the current fiscal quarter, we completed our acquisition of Occam Networks for a purchase price of $213.7 million which consisted of $94.4 million of cash consideration, which included $33.6 million of cash assumed in the acquisition and a value of $119.3 million of common stock and equity awards issued. See Note 3 “Acquisition of Occam Networks” in the Notes to Condensed Consolidated Financial Statements.

We accounted for the acquisition of Occam under ASC Topic 805, “Business Combinations”. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The fair values assigned to the acquired assets and assumed liabilities are based on valuations using management’s best estimates and assumptions at the time these condensed consolidated financial statements were issued. During the measurement period (which is not to exceed one year from the acquisition date), we are required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. Our estimates are based on historical experience and information obtained from the management of the acquired companies. Our significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. We are still in the process of finalizing the fair values of the acquired assets and assumed liabilities and expect to complete the purchase price allocation by the end of second quarter, June 25, 2011.

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

We adopted this accounting guidance at the beginning of our first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. This guidance does not change the units of accounting for our revenue transactions. Our products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment and are deemed to be non-contingent deliverables. We provide certain services at stated prices over a specified period of time and must meet specified performance conditions. As such, we have determined that our individual services are contingent deliverables. In addition, we provide specified packages of items considered a package arrangement which we also consider a contingent deliverable, and therefore we do not bill our customers until we have fully delivered the package. For multiple-element arrangements that include products and packages or services, we will first exclude the contingent revenue items and then allocate the remaining consideration to the non-contingent product deliverables on the basis of their relative selling price, which is currently BSP. To the extent that the stated contractual prices fall within our calculated range for BSP, we will allocate the consideration using the stated contractual prices. However, if the stated contractual price for any product deliverable is outside the range, the contractual prices will be adjusted using the midpoint price within its range in order to allocate arrangement consideration using the “relative selling price method.” Since the individual products and services meet the criteria for separate units of accounting, we will recognize revenue upon delivery of each product and/or services. Post-sales software support revenue and extended warranty services revenue is deferred and recognized ratably over the period during which the services are to be performed. Installation and training service arrangements are recognized upon delivery or completion of performance. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. Revenue from package arrangements is recognized upon full delivery of the package. In instances where substantive acceptance provisions are specified in the customer agreement, revenue is deferred until all acceptance criteria have been met. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

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

We enter into arrangements with certain of our customers who receive government supported loans and grants from RUSs, to finance capital spending. Under the terms of an RUS equipment contract that includes installation services, the customer does not take possession and control and title does not pass until formal acceptance is obtained from the customer. Under this type of arrangement, we do not recognize revenue until we have received formal acceptance from the customer. For RUS arrangements that do not involve installation services, we recognize revenue in accordance with the revenue recognition policy described above.

We have established VSOE for our training, post-sales software support and extended warranty services. Training courses are based on a daily rate per person and will vary according to the type of training class offered. Post-sales software support is offered for a one year term and the price is based on the number of customer subscriber lines. Extended warranty pricing is based on the type of product and is sold in one or five year durations. In substantially all of the arrangements with multiple deliverables pertaining to arrangements with these services, we have used and intend to continue using VSOE to allocate the selling price to each deliverable. Consistent with its methodology under previous accounting guidance, we determine VSOE based on our normal pricing practices for these specific services when sold separately.

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

We regularly review VSOE, TPE and BSP and maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the three months ended March 26, 2011 nor do we expect a material impact in the near term from changes in VSOE, TPE or BSP.

Stock-Based Compensation

Under the provisions of ASC Topic 718, for share-based payment transactions , stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. We adopted this guidance using the modified prospective transition method. Stock-based compensation amounts have been reduced by our estimated forfeitures on all unvested awards. Under the provisions of this guidance, we estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires various highly judgmental assumptions, including volatility, expected forfeiture rates and expected option life, which have a significant impact on the fair value estimates. Because we are a newly public company, we derive our expected volatility based on our peer group of publicly-traded companies in the industry in which we do business. The expected life of an option award is calculated using the “simplified” method provided in the SEC’s Staff Accounting Bulletin 110, and takes into consideration the grant’s contractual life and vesting periods. We apply an estimated forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

The fair values of the common stock underlying stock options granted during 2008 and 2009 were estimated by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair market value of our common stock underlying those options on the date of grant. Given the absence of a public trading market in the periods prior to our IPO, our board of directors considered numerous objective and subjective factors to determine the best estimate of the fair market value of our common stock at each meeting at which stock option grants were approved. These factors included, but were not limited to, the following: contemporaneous valuations of our common stock, the rights and preferences of our convertible preferred stock relative to our common stock, the lack of marketability of our common stock, developments in our business, recent issuances of our convertible preferred stock and the likelihood of achieving a liquidity event, such as a IPO, or sale of our company, given prevailing market conditions. If we had made different assumptions and estimates, the amount of our recognized and to be recognized stock-based compensation expense could have been materially different. We believe that we have used reasonable methodologies, approaches and assumptions in determining the fair value of our common stock.

During the three months ended March 26, 2011 and March 27, 2010, we recorded stock-based compensation of $8.1 million and $2.8 million, respectively. At March 26, 2011, we had $8.2 million of total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of approximately 3.0 years. At March 26, 2011, we had $15.5 million of total unrecognized compensation cost related to unvested restricted stock units, or RSUs, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of approximately 2.7 years. To the extent that the actual forfeiture rate is different than what we have anticipated, stock-based compensation related to these awards will be adjusted in future periods. The increased stock-based non-cash compensation expense for the three months ended March 26, 2011 was the result of employee stock options exchanged for RSUs in the third quarter of 2009 which began amortizing upon our IPO in March of 2010 and will amortize through April of 2011.

Goodwill and Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of our acquisition of Occam in February 2011 and OSI, in February 2006. This goodwill is not deductible for tax purposes, and there have been no adjustments to goodwill since the acquisition date.

Goodwill is not amortized but instead is subject to an impairment test annually or more frequently if events or changes in circumstances indicate that they may be impaired. We evaluate goodwill on an annual basis as of the end of the second quarter of each fiscal year. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, used to measure the amount of the impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Management has determined that it operates as a single reporting unit and therefore evaluates goodwill impairment at the enterprise level. There were no impairment charges through March 26, 2011.

Intangible assets with definite useful lives are amortized over their estimated useful lives, generally six months to seven years, and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We believe that no events or changes in circumstances have occurred that would require an impairment test for these assets. See Note 3, “Acquisition of Occam Networks” for more information related to goodwill and intangible assets recorded during the three months ended, March 26, 2011.

Supplier Concentration

We depend primarily on a small number of outside contract manufacturers for the bulk of our finished goods inventory. We generally purchase our product through purchase orders and typically as such have no supply agreements with our suppliers or our contract manufacturers. While we seek to maintain a sufficient reserve of our products, our business and results of operations could be adversely affected by a stoppage or delay in receiving such products, the receipt of defective parts, an increase in price of such products or our inability to obtain lower prices from our contract manufacturers and suppliers in response to competitive pressures.

In connection with the acquisition of Occam, under the terms of the agreement with certain contract manufacturers, we have issued purchase orders for the production of our products. We are required to place orders in advance with our contract manufacturers to meet estimated sales demands. The agreement includes certain lead time and cancellation provisions. Future amounts payable to the contract manufacturer will vary based on the level of requirements.

Results of Operations

Our results of operations for the three months ended March 26, 2011 include the operations of Occam beginning on February 22, 2011, the effective date of our acquisition of Occam.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of our future performance. In addition, a significant portion of our quarterly sales typically occur during the last month of the quarter, which we believe reflects customer buying patterns of products similar to ours and other products in the technology industry generally. As a result, our quarterly operating results are difficult to predict even in the near term.

Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, large customer purchase agreements with special revenue considerations, varying budget cycles for our customers and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets. Customers then typically decide to purchase our products during our second fiscal quarter. In our third fiscal quarter, customers are in the process of deploying such products and as a result there is less spending. In addition, difficulties related to deploying products during the winter also tend to limit spending in the third quarter. Finally, in our fourth fiscal quarter, customer purchases increase as customers are attempting to spend the remainder of their budget for the year.

Cost of revenue is strongly correlated to revenue and will tend to fluctuate from all the aforementioned factors that could impact revenue. Our cost of revenue for the three months ended March 26, 2011 includes merger-related expenses from our acquisition of Occam as discussed in more detail below. Other additional factors that impact cost of revenue include changes in the mix of products delivered to our customers and changes in the cost of our inventory. Cost of revenue includes fixed expenses related to our internal operations department which could impact our cost of revenue as a percentage of revenue, if there are large sequential fluctuations to revenue.

Our operating expenses have fluctuated based on the following factors: timing of variable sales compensation expenses due to fluctuations in order volumes, timing of salary increases which have historically occurred in the second quarter, timing of research and development expenses including prototype builds and intermittent outsourced development projects and increases in stock-based compensation expenses resulting from modifications to outstanding stock options. For example, in the three months ended March 26, 2011, operating expense increases resulted primarily from stock-based compensation expense resulting from the exchange of eligible stock options for RSUs in connection with our stock option exchange program, which is discussed in our Form 10-K filed with the SEC on February 24, 2011, merger-related expenses associated with our acquisition of Occam, the implementation of a corporate bonus plan, an increase in variable sales compensation coincident with an increase in customer orders, increased spending on customer marketing initiatives associated with industry tradeshow events, and other costs associated with becoming a public company. Although the stock option exchange program was approved by our board of directors in 2009, the RSUs granted from the exchange did not begin vesting and amortizing to expense until there was a liquidity event, which was our IPO in March 2010. These RSUs will be fully vested and all related expense recorded by April 2011. We incurred during the three months ended March 26, 2011, merger-related expenses and other integration-related costs associated with the acquisition of Occam.

As a result of the fluctuations described above and a number of other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

Comparison of Three Months Ended March 26, 2011 and March 27, 2010

Revenue

The following table sets forth our revenue:

	Three Months Ended
	March 26, 2011	March 27, 2010
	(in thousands)
Revenue	$71,470	$48,203

Our revenue is principally derived in the United States. During the three months ended March 26, 2011 and March 27, 2010, revenue generated in the United States represented approximately 94% and 91% of revenue, respectively. Revenue increased $23.3 million from $48.2 million for the three months ended March 27, 2010 to $71.5 million for the three months ended March 26, 2011, primarily due to an increase in shipment volume including to a lesser extent shipments made to legacy Occam customers.

Cost of Revenue and Gross Profit

The following table sets forth our costs of revenue:

	Three Months Ended
	March 26, 2011	March 27, 2010
	(in thousands, except percentages)
Cost of revenue:
Products and services	39,308	30,171
Merger-related expenses	10,257	—
Amortization of intangible assets	1,516	1,360

Total cost of revenue	51,081	31,531

Gross profit	$20,389	$16,672

Gross margin	29%	35%

Cost of revenue increased $19.6 million from $31.5 million for the three months ended March 27, 2010 to $51.1 million for the three months ended March 26, 2011, primarily due to an increase in revenues recognized during this period and merger-related in connection with our acquisition of Occam. Gross margin decreased to 29% for the three months ended March 26, 2011 from 35% for the three months ended March 27, 2010, primarily the result of the merger-related expenses related to the revaluation of inventory acquired in our acquisition of Occam of $10.3 million, which primarily consisted of $5.7 million from the write-off of excess and obsolete inventory and $4.5 million from the amortization of revalued inventory. Gross margin increased to 43% when excluding these merger-related expenses due to cost reductions, product mix, and within product mix the introduction of many new products in the last twelve months. We expect to incur an estimated $10.5 million of merger-related expenses in the second quarter of 2011 related to the remaining amortization of the inventory revaluation to fair value. We do not anticipate to record further merger-related expenses to cost of revenues after the second quarter of 2011.

In connection with the acquisition of Occam, $30.3 million of the total purchase price was allocated to amortizable intangible assets which included core developed technologies, purchase order backlog and trade name and is being amortized to cost of revenue. In connection with the acquisition of OSI, $28.9 million of the total purchase price was allocated to amortizable intangible assets which also included existing and core developed technologies, and purchase order backlog. For the three months ended March 26, 2011 and March 27, 2010, we recorded amortization expense of $1.5 million and $1.4 million, respectively. The amortization of intangible assets related to our acquisition of OSI was completed during the three months ended March 26, 2011. The intangible assets related to Occam will amortize over their estimated useful lives.

Operating Expenses

Research and Development Expenses

The following table sets forth our research and development expenses:

	Three Months Ended
	March 26, 2011	March 27, 2010
	(in thousands, except percentages)
Research and development	$15,039	$11,847
Percent of total revenue	21%	25%

Research and development expenses increased $3.2 million from $11.8 million for the three months ended March 27, 2010 to $15.0 million for the three months ended March 26, 2011, primarily due to an increase in compensation and related costs from an increase in headcount resulting from our acquisition of Occam and to a lesser extent, from our organic hires, increased stock-based compensation expense resulting from the RSUs granted in the stock option exchange program which began vesting in March 2010, and increased facility and insurance expense allocations, partially offset by a decrease in consulting costs.

Sales and Marketing Expenses

The following table sets forth our sales and marketing expenses:

	Three Months Ended
	March 26, 2011	March 27, 2010
	(in thousands, except percentages)
Sales and marketing	$12,066	$8,422
Percent of total revenue	17%	17%

Sales and marketing expenses increased $3.7 million from $8.4 million for the three months ended March 27, 2010 to $12.1 million for the three months ended March 26, 2011, primarily due to an increase in compensation and related costs from an increase in headcount resulting from our acquisition of Occam and increased commissions costs related to higher sales order volumes, increased stock-based compensation resulting from the RSUs granted in the stock option exchange program which began vesting in March 2010, and less significant increases in other departmental costs.

General and Administrative Expenses

The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	March 26, 2011	March 27, 2010
	(in thousands, except percentages)
General and administrative	$9,308	$4,748
Percent of total revenue	13%	10%

General and administrative expenses increased $4.6 million from $4.7 million for the three months ended March 27, 2010 to $9.3 million for the three months ended March 26, 2011, primarily due to an increase in stock-based compensation resulting from the RSUs granted in the stock option exchange program which began vesting in March 2010, an increase in compensation and related costs primarily the result of the severance payment made to our former chief financial officer, and other costs associated with becoming a public company.

Merger-related and other expenses

The following table sets forth our merger-related and other expenses (in thousands):

	Three Months Ended
	March 26, 2011	March 27, 2010
	(in thousands)
Merger-related and other expenses	$6,041	$—

In connection with our acquisition of Occam, we have incurred operating merger-related and other expenses of $6.0 million in the first quarter of fiscal 2011. The merger-related and other expenses primarily consists of legal and professional expenses, severance payments made to terminated Occam employees, salaries paid to transitional Occam employees, and to a lesser extent a litigation settlement charge. There were no merger-related and other expenses in the corresponding period in fiscal 2010. We anticipate further estimated merger-related and other expenses from planned consolidation of facilities and severance and salaries of transitional employees of $4.7 million in the second quarter, $2.8 million in the third quarter and $3.9 million in the fourth quarter of 2011, respectively. We do not anticipate any further merger-related and other expenses from the acquisition of Occam in 2012. For more information regarding the Occam acquisition, see Note 3 “Acquisition of Occam Networks” in the Notes to Condensed Consolidated Financial Statements included in this report.

Amortization of Intangible Assets

The following table sets forth our amortization of intangible asset expenses:

	Three Months Ended
	March 26, 2011	March 27, 2010
	(in thousands)
Amortization of intangible assets	$669	$185

In connection with the acquisition of Occam, $51.0 million of the total purchase price was allocated to amortizable intangible assets which includes customer relationships and is being amortized to operating expenses. In connection with the acquisition of OSI, $2.7 million of the total purchase price was allocated to amortizable intangible assets, which also included customer relationships. For the three months ended March 26, 2011 and March 27, 2010, we recorded amortization expense of $0.6 million and $0.2 million, respectively. The amortization of intangible assets related to our acquisition of OSI was completed during the three months ended March 26, 2011. The intangible assets related to Occam will amortize over their estimated useful lives.

Other Income (Expense)

The following table sets forth our other income (expense):

	Three Months Ended
	March 26, 2011	March 27, 2010
	(in thousands)
Interest income	$44	$74
Interest expense	(46)	(473)
Change in fair value of preferred stock warrants	—	(173)
Other income (expense)	5	11

Total other income (expense)	$3	$(561)

The decrease in other expense in the three months ended March 26, 2011 compared with the three months ended March 27, 2010 was primarily due to a reduction in interest expense from the repayment of our outstanding loan of $20.0 million on May 4, 2010 including outstanding accrued interest and prepayment penalties of $0.4 million.

Liquidity and Capital Resources

	Three Months Ended
	March 26, 2011	March 27, 2010
	(in thousands)
Net cash provided by operating activities	$2,694	$5,058
Net cash used in investing activities	(39,605)	(2,207)
Net cash provided by financing activities	154	46,291

At March 26, 2011, we had cash, cash equivalents and marketable securities of $29.5 million, which primarily consisted of money market mutual funds and highly liquid debt instruments held at major financial institutions. Since inception, we financed our operations primarily through private sales of equity and from borrowings under credit facilities. In our IPO we raised net proceeds of approximately $57.3 million. On May 4, 2010, we paid down our outstanding term loan of $20.0 million with Silicon Valley Bank, or SVB, in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million. On February 22, 2011, we completed our acquisition of Occam in a stock and cash transaction valued at approximately $213.7 million. We paid $94.4 million in cash as part of the acquisition cost which was partially funded by cash assumed from Occam of $33.6 million. See Note 3 “Acquisition of Occam Networks” in the Notes to Condensed Consolidated Financial Statements included in this report for more information regarding our acquisition of Occam.

Operating Activities

Our operating activities provided cash of $2.7 million in the three months ended March 26, 2011. This resulted primarily from non-cash charges of $12.0 million (the majority of which consist of stock-based compensation expense and depreciation and amortization expense) and positive net changes in operating assets and liabilities, partially offset by our net loss of $22.8 million. Cash inflows from changes in operating assets and liabilities included an increase in accrued liabilities of $8.1 million primarily due to an increase in compensation related expenses such as our ESPP program which began on December 1, 2010, and an increase in vacation and severance resulting from the increase in headcount primarily related to our acquisition of Occam, a decrease in inventory of $4.4 million compared to the prior quarter from fewer purchases due to typically lower shipment volumes in the first quarter of each fiscal year, a decrease in accounts receivable of $4.2 million due to fewer shipments when compared to the fourth quarter of 2010, an increase in deferred revenue of $3.8 million from an increase in shipments to value-added resellers, or VARs, which is a new sales channel to us resulting from our acquisition of Occam. These inflows were offset by cash outflows resulting from a decrease in accounts payable of $6.1 million primarily due to fewer inventory purchases compared to the prior quarter due to typically lower shipment volumes in the first quarter of each fiscal year, an increase in deferred cost of revenue of $2.1 million related to the increase in deferred revenue from shipments to VARs. VARs were significant to Occam’s sales channels and our acquisition of Occam resulted in our increased use of VARs. Stock-based compensation increased significantly from RSUs issued in the stock option exchange program that began vesting upon our IPO in March 2010 and are amortizing over an approximately one year period that will end in April 2011.

In the three months ended March 27, 2010, our operating activities provided $5.1 million in cash, which consisted of our net loss of $9.3 million, offset by non-cash charges of $5.8 million. In addition, cash outflows from changes in operating assets and liabilities included an increase in inventory of $7.7 million from lower shipment volumes during the quarter and inventory build-up in anticipation of higher shipment volumes in future periods, a decrease in accounts payable of $7.1 million from lower inventory purchases in the first half of the quarter and associated timing of receipt of vendor invoices from these purchases, and a decrease in deferred revenue of $4.5 million primarily the result of a change in our revenue recognition accounting policy allowing us to recognize revenue on partially shipped multiple-element arrangements. Cash inflows from sequential changes in operating assets and liabilities included a decrease in accounts receivable of $21.8 million from decreased shipment volume, a decrease in deferred cost of revenue of $2.6 million primarily the result of a change in our revenue recognition accounting policy, and a decrease in prepaids and other assets of $2.4 million mostly due to the reclassification of IPO issuance costs to stockholders’ equity to offset IPO proceeds.

Investing Activities

Our cash used in investing activities in the three months ended March 26, 2011 primarily consisted of our acquisition of Occam for $60.8 million, net of $33.6 million of Occam cash assumed in the transaction, and capital expenditures of $1.7 million, partially offset by maturities of marketable securities of $22.9 million.

Our cash used in investing activities in the three months ended March 27, 2010 consisted of capital expenditures of $1.5 million, the purchase of marketable securities of $7.4 million, which primarily included highly liquid debt instruments and certificates of deposit, offset by sales of marketable securities of $6.7 million.

Financing Activities

Our financing activities provided cash of $0.2 million in the three months ended March 26, 2011, which consisted of proceeds from the exercise of stock options by our employees.

Our financing activities provided cash of $46.3 million in the three months ended March 27, 2010, which primarily consisted of net proceeds of $46.2 million from the issuance of 4.2 million shares of common stock resulting from our IPO which closed on March 26, 2010. See further discussion regarding our IPO in “Use of Proceeds” in Part II of our annual report filed on Form 10-K with the SEC on February 24, 2011.

Working Capital and Capital Expenditure Needs

We currently have no material cash commitments, except for normal recurring trade payables, expense accruals, operating leases and firm purchase commitments. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. We may be required to issue performance bonds to satisfy requirements under our RUS contracts. We issue letters of credit under our existing credit facility to support these performance bonds. In the event we do not have sufficient capacity under our credit facility to support these bonds, we will have to purchase certificates of deposit, which could materially impact our working capital or limit our ability to satisfy such contract requirements. At March 26, 2011, we have cash of $1.1 million restricted for issuance of surety performance bonds we acquired through our acquisition of Occam. There were no restrictions on our cash at December 31, 2010. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.

We believe based on our current operating plan, our existing cash, cash equivalents and marketable securities and existing amounts available under our revolving line will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, the continued market acceptance of our products and the cost of integration of our recent acquisition of Occam Networks. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be harmed.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 26, 2011 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 years
Operating lease obligations	$11,094	$2,517	$6,981	$1,569	$27
Firm purchase commitments(1)	12,486	12,486	—	—	—

Total	$23,580	$15,003	$6,981	$1,569	$27

(1)	In connection with our acquisition of Occam, under the terms of the agreement with certain contract manufacturer, we have issued purchase orders for the production of our products. We are required to place orders in advance with our contract manufacturers to meet estimated sales demands. The agreement includes certain lead time and cancellation provisions. Future amounts payable to the contract manufacturer will vary based on the level of requirements.

Future minimum lease payments under our lease for our primary office space in Petaluma, California and in Minneapolis, Minnesota, Acton, Massachusetts, Nanjing, China and Richardson, Texas, are disclosed in the table above. The above table also includes future minimum lease payments for our facilities in Fremont, Santa Barbara, and Simi Valley, California, and for certain equipment under non-cancelable operating lease agreements, related to our acquisition of Occam, which expire at various dates through 2015.

In February 2009, we entered into a new lease agreement for our primary office in Petaluma that expires in February 2014. We received a lease incentive consisting of $1.2 million in leasehold improvements provided by our lessor. We have capitalized the full amount of the lease incentive and are amortizing the cost of the improvements over the lease term. Our lease in Minneapolis expires in March 2014, our lease in Acton expires in June 2016, our lease in Nanjing expires in February 2016 and our lease in Richardson expires in October 2014.

Off-Balance Sheet Arrangements

As of March 26, 2011 and December 31, 2010, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This update disclosure requirement will not have a material impact to our 2011 annual report on Form 10-K.

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

Our exposure to interest rates also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. Any outstanding borrowings under our term loan and line of credit bear a variable rate of interest based upon the applicable LIBOR or prime rate and is adjusted monthly based upon changes in the Federal Reserve’s prime rate. On May 4, 2010, we paid down our outstanding term loan of $20.0 million, which bore interest at LIBOR (not less than 1.25%) plus 6.50%, in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million. As of March 26, 2011, we had no term loans outstanding. As of March 26, 2011, there were no outstanding borrowings under the revolving credit facility.

Foreign Currency Risk

Our sales contracts and vendor payables are primarily denominated in U.S. dollars and, therefore, the majority of our revenues and operating expenses are not subject to foreign currency risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 26, 2011, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

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

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. For example, on December 28, 2009, we filed a lawsuit against Wi-LAN Inc., or Wi-LAN, of Ontario, Canada, in the federal court in the Northern District of California, seeking declaratory relief that we do not infringe U.S. Patents Nos. 5,956,323 and 6,763,019, allegedly owned by Wi-LAN. Wi-LAN withdrew a motion to dismiss or to transfer our lawsuit to the Eastern District of Texas, where Wi-LAN had filed a separate subsequent action accusing us of infringement of the two patents. On December 6, 2010, the court in the Eastern District of Texas granted our motion to transfer that action to the Northern District of California. Both parties have filed extensive written discovery requests in the California action. We have vigorously pursued our lawsuit and defended against all Wi-LAN claims and counterclaims. In April 2011, we entered into a tentative agreement with Wi-LAN in which we will purchase from Wi-LAN certain licenses under the aforementioned patents and other Wi-LAN patents. In addition, both parties will enter into mutual general releases from all claims each may have against the other. In the event that we cannot reach a definitive agreement with Wi-LAN, we will continue to pursue our lawsuit and defend our position.

On September 16, 2010, the Company, Occam, Ocean Sub I, Inc., a Delaware corporation and a direct, former wholly-owned subsidiary of Calix, and Ocean Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Calix, entered into. In response to the announcement of the Merger Agreement, on September 17, 2010, September 20, 2010 and September 21, 2010, three purported class action complaints were filed by three purported stockholders of Occam in the California Superior Court for Santa Barbara County: Kardosh v. Occam Networks, Inc., et al. (Case No. 1371748), or the Kardosh complaint; Kennedy v. Occam Networks, Inc., et al. (Case No. 1371762), or the Kennedy complaint; and Moghaddam v. Occam Networks, Inc., et al. (Case No. 1371802), or the Moghaddam complaint, respectively. The Kardosh, Kennedy and Moghaddam complaints, which are referred to collectively as the California class action complaints, are substantially similar. Each of the California class action complaints names Occam, the pre-acquisition members of the Occam board of directors and us as defendants. The Kennedy complaint also names each of Ocean Sub I and Ocean Sub II, as defendants.

The California class action complaints generally allege that the former members of the Occam board breached their fiduciary duties in connection with the acquisition of Occam by us, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction. The California class action complaints further allege that Occam and the other entity defendants aided and abetted the alleged breaches of fiduciary duty. The plaintiffs in the California class action complaints seek injunctive relief rescinding the merger transaction and awarding damages in an unspecified amount, as well as plaintiffs’ costs, attorney’s fees, and other relief. On November 2, 2010, the three California class action complaints were consolidated into a single action, with the Kardosh action becoming the lead action, and on November 19, 2010, the California Superior Court issued an order staying the California class actions in favor of a substantively identical stockholder class action pending in the Delaware Court of Chancery (see below). The California class actions remain stayed under that order.

On October 6, 2010, a purported class action complaint was filed by purported stockholders of Occam in the Delaware Court of Chancery: Steinhardt v. Howard-Anderson, et al. (Case No. 5878-VCL). On November 24, 2010, these purported stockholders filed an amended complaint, or the amended Steinhardt complaint. The amended Steinhardt complaint names Occam and the former members of the Occam board of directors as defendants. The amended Steinhardt complaint does not name Calix as a defendant.

Like the California class action complaints, the amended Steinhardt complaint generally alleges that the former members of the Occam board breached their fiduciary duties in connection with the acquisition of Occam by us, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the merger transaction. The amended Steinhardt complaint also alleges that Occam and the former members of the Occam board breached their fiduciary duties by failing to disclose certain allegedly material facts about the merger transaction in the preliminary proxy statement and prospectus included in the Registration Statement on Form S-4 that we filed with the SEC on November 2, 2010. The amended Steinhardt complaint sought injunctive relief rescinding the merger transaction, and an award of damages in an unspecified amount, as well as plaintiffs’ costs, attorney’s fees, and other relief.

On November 12, 2010, a complaint was filed by two purported stockholders of Occam in the U.S. District Court for the Central District of California: Kennedy and Moghaddam v. Occam Networks, Inc., et al. (Case No. CV10-8665), or the Federal complaint. The Federal complaint named Occam, the former members of the Occam board of directors, Calix, Ocean Sub I, and Ocean Sub II as defendants. The Federal complaint generally alleged that the defendants violated sections 14(a) and 20(a) of the Securities Exchange Act of 1934 in connection with the acquisition of Occam by us, by, among other things, making material misstatements and omissions about the merger transaction in the preliminary proxy statement and prospectus included in the Registration Statement on Form S-4 that we filed with the SEC on November 2, 2010, and/or aiding and abetting the issuance of the allegedly misleading registration statement. The plaintiffs in the Federal complaint sought injunctive relief enjoining the merger transaction, as well as plaintiffs’ costs, attorney’s fees, and other relief. On March 9, 2011, the plaintiffs voluntarily dismissed the Federal complaint without prejudice.

On January 24, 2011, the Delaware Court of Chancery held a hearing on the motion by the plaintiffs to preliminarily enjoin the stockholder vote to adopt the Merger Agreement. Following the hearing, the Court of Chancery enjoined the stockholder vote until at least 10 calendar days after Occam filed certain supplemental disclosures to the definitive proxy statement on Schedule 14A that Occam filed with the SEC on December 15, 2010. Such supplemental disclosures were filed by Occam with the SEC on February 7, 2011. The Court of Chancery subsequently shortened the term of the injunction and, upon expiration of the abbreviated injunction period, the stockholders of Occam adopted the Merger Agreement, and the merger transaction was completed, on February 22, 2011. The Delaware plaintiffs continue to seek an award of damages in an unspecified amount.

We believe that the allegations in the California actions and the Delaware action relating to the amended Steinhardt complaint are without merit and intend to continue to vigorously contest the actions. However, there can be no assurance that we will be successful in defending these ongoing actions. In addition, we have obligations, under certain circumstances, to hold harmless and indemnify each of the defendant former Occam directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam’s bylaws and certificate of incorporation. Such obligations may apply to these lawsuits.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Risk Factors” included in our annual report filed on Form 10-K with the Securities and Exchange Commission on February 24, 2011.

Risks Related to Our Merger Transaction with Occam

The failure to successfully combine the businesses of Calix and Occam in the expected timeframe may adversely affect our future results, which may adversely affect the value of our common stock.

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

We and Occam, including our respective subsidiaries, operated independently prior to the closing of the merger transaction. It is possible that the integration process could result in the loss of key employees, as well as the disruption of our ongoing combined business or inconsistencies in standards, controls, procedures and policies. Any or all of those occurrences could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger transaction. Integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on us.

Future results of the combined organization may differ materially from the unaudited pro forma combined financial statements presented in the proxy statement/prospectus filed on December 15, 2010, as amended from time to time, and the financial forecasts provided to our and Occam’s financial advisors in connection with discussions concerning the merger transaction and the potential benefits of the merger transaction may not be realized.

The future results of the combined organization may be materially different from those shown in the unaudited pro forma combined financial statements presented in the proxy statement/prospectus filed on December 15, 2010, as amended from time to time, which show only a combination of our and Occam’s historical results and the financial forecasts provided to our and Occam’s financial advisors in connection with discussions concerning the merger transaction. We have incurred, and expect to incur in the future, significant costs associated with the completion of the merger transaction and combining the operations of the two companies, the exact magnitude of which is not yet known. In addition, these costs may decrease the capital that the combined organization could use for revenue-generating investments in the future. Furthermore, potential growth, expected financial results, perceived synergies and anticipated opportunities may not be realized through the completion of the merger transaction.

The merger transaction could cause disruptions and materially adversely affect the future business and operations of the combined organization.

In connection with the merger transaction, it is possible that some customers, suppliers and other persons with whom we or Occam have had a business relationship may delay or defer certain business decisions, or determine to purchase a competitor’s products. In particular, customers could be reluctant to purchase our or Occam’s products due to uncertainty about the direction of their respective technology and products, and uncertainty regarding the willingness of the combined organization to support and service existing products after the merger transaction. If our or Occam’s customers, suppliers or other persons, delay or defer business decisions, or purchase a competitor’s products, it could negatively impact revenues, earnings and cash flows of the combined organization, as well as the market prices of our common shares.

Similarly, employees from Occam may experience uncertainty about their future roles with the combined organization. These potential distractions of the merger transaction may adversely affect our ability to motivate and retain executives and key employees and keep them focused on the strategies and goals of the combined organization. Any failure by us to retain and motivate executives and key employees during the integration period after the completion of the merger transaction could seriously harm the business of the combined organization.

Four purported class action lawsuits are pending against Occam and its former directors challenging the acquisition of Occam by us, and an unfavorable judgment or ruling in these lawsuits could result in substantial costs.*

In response to the announcement of the Merger Agreement, four separate purported class action complaints were filed by purported stockholders of Occam against Occam and the former members of its board of directors (and in some cases Calix and its wholly-owned subsidiaries party to the Merger Agreement), including three complaints in the California Superior Court for Santa Barbara County and one complaint in the Delaware Court of Chancery. Each complaint generally alleged that the former members of the Occam board breached their fiduciary duties in connection with the acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the merger transaction, and each complaint sought rescission of the merger transaction as well as other remedies including unspecified damages and costs and fees. The California Superior Court has issued an order staying the three California class actions in favor of the Delaware class action, which remains pending. In addition, a complaint was filed by two purported stockholders of Occam against Occam, the former members of its board of directors, Calix and its wholly-owned subsidiaries party to the Merger Agreement in the U.S. District Court for the Central District of California, generally alleging that the defendants violated sections 14(a) and 20(a) of the Securities Exchange Act of 1934 by, among other things, making material misstatements and omissions about the merger transaction in the preliminary Form S-4 Registration Statement filed by Calix in connection with the acquisition, and such complaint sought rescission of the merger transaction as well as other remedies including costs and fees. The plaintiffs have since voluntarily dismissed the complaint without prejudice.

We believe that the allegations in each of the pending actions as well as the Federal complaint that was dismissed without prejudice are without merit and intends to vigorously contest the actions. However, there can be no assurance that we and the other defendants will be successful in our defense. In addition, pursuant to the Merger Agreement and Delaware law, we have obligations, under certain circumstances, to hold harmless and indemnify each of the defendant former directors of Occam against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam’s bylaws and certificate of incorporation. Such obligations may apply to these lawsuits, and therefore an unfavorable outcome in these lawsuits could result in substantial costs for us, even where we are not named defendants.

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

We have experienced net losses in each year of our existence. For the three months ended March 26, 2011 and March 27, 2010, we incurred net losses of $22.8 million and $10.2 million, respectively. As of March 26, 2011, we had an accumulated deficit of $434.4 million.

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

A number of factors, many of which are outside of our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the price of our common stock would likely decline. Moreover, we may experience delays in recognizing revenue under applicable revenue recognition rules, particularly from government-funded contracts, such as those funded by RUS. The extent of these delays and their impact on our revenues can fluctuate over a given time period depending on the number and size of purchase orders under these contracts during such time period. In addition, unanticipated decreases in our available liquidity due to fluctuating operating results could limit our growth and delay implementation of our expansion plans.

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

Demand for our products depends on the magnitude and timing of capital spending by CSPs as they construct, expand and upgrade their access networks. For the three months ended March 26, 2011, CenturyLink, Inc., or CenturyLink, purchased a significant amount of our access systems and software. However, we cannot anticipate the level of CenturyLink’s purchases in the future. On April 1, 2011, CenturyLink completed their merger with Qwest Communications. This merger could create uncertainty for us as to whether we will continue to be chosen as a preferred network equipment vendor for the combined organization. In addition, the recent economic downturn has contributed to a slowdown in telecommunications industry spending, including in the specific geographies and markets in which we operate. In response to reduced consumer spending, challenging capital markets or declining liquidity trends, capital spending for network infrastructure projects of CSPs could be delayed or cancelled. In addition, capital spending is cyclical in our industry and sporadic among individual CSPs, and can change on short notice. As a result, we may not have visibility into changes in spending behavior until nearly the end of a given quarter. CSP spending on network construction, maintenance, expansion and upgrades is also affected by seasonality in their purchasing cycles, reductions in their budgets and delays in their purchasing cycles. Many factors affecting our results of operations are beyond our control, particularly in the case of large CSP orders and network infrastructure deployments involving multiple vendors and technologies where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the customer or other providers, and changes in customer requirements or installation plans. Further, CSPs may not pursue infrastructure upgrades that require our access systems and software. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, mergers, lack of consumer demand for advanced communications services and alternative approaches to service delivery. Reductions in capital expenditures by CSPs may slow our rate of revenue growth. As a consequence, our results for a particular quarter may be difficult to predict, and our prior results are not necessarily indicative of results likely in future periods.

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

We believe that uncertainties related to Broadband Stimulus programs may be delaying investment decisions by IOCs. In addition, to the extent that our customers do receive grants or loans under these stimulus programs, our customers may be encouraged to accelerate their network development plans and purchase substantial quantities of products, from us or other suppliers, while the programs and funding are in place. Customers may thereafter substantially curtail future purchases of products as ARRA funding winds down or because all purchases have been completed. Award grants under the Broadband Stimulus programs have been issued between December 2009 and September 2010. Funded projects must be two-thirds complete within two years of the award and complete within three years of the award.

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

The market for broadband access equipment is dominated primarily by large, established vendors. In addition, some of our competitors have merged, made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. Examples include the merger of, Ericsson’s acquisitions of Redback Networks Inc. in January 2007 and Entrisphere Inc. in February 2007, Ciena Corporation’s acquisition of World Wide Packets, Inc. in 2008 and Nortel’s Metro Ethernet Networks business in March 2010, Enablence Technologies, Inc.’s acquisition of Teledata Networks, Ltd. in June 2010 and our own acquisition of Occam in February 2011. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do and are better positioned to acquire and offer complementary products and services technologies. Many of our competitors have broader product lines and can offer bundled solutions, which may appeal to certain customers. Our competitors may invest additional resources in developing more compelling product offerings. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features, because the products that we and our competitors offer require a substantial investment of time and funds to install. In addition, as a result of these transition costs, competition to secure contracts with potential customers is particularly intense. Some of our competitors may offer substantial discounts or rebates to win new customers. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or achieve profitability. Competitive pressures could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could reduce our revenue and adversely affect our financial results.

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

We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the three months ended March 26, 2011 and March 27, 2010, our research and development expenses were $15.0 million, or 21% of our revenue, and $11.8 million, or 25% of our revenue, respectively. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.

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

Historically, a large portion of our sales have been to a limited number of customers. For example, for the years ended December 31, 2010 and 2009, CenturyLink accounted for 29% of our revenue and 38% of our revenue, respectively. In 2008, CenturyLink and one other customer accounted for 25% and 11% of our revenue, respectively.

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

Furthermore, in recent years, the CSP market has undergone substantial consolidation. Industry consolidation generally has negative implications for equipment suppliers, including a reduction in the number of potential customers, a decrease in aggregate capital spending, and greater pricing leverage on the part of CSPs over equipment suppliers. Continued consolidation of the CSP industry, including the recently completed merger between CenturyLink and Qwest Communications, and among the Incumbent Local Exchange Carrier, or ILEC, and IOC customers, who represent a large part of our business, could make it more difficult for us to grow our customer base, increase sales of our products and maintain adequate gross margins.

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

Our efforts to increase our sales to larger North American as well as international CSPs, including MSOs, may be unsuccessful.

Our sales and marketing efforts have been focused on CSPs, including MSOs, in North America. A part of our long-term strategy is to increase sales to larger North American as well as international CSPs., including MSOs. We will be required to devote substantial technical, marketing and sales resources to the pursuit of these CSPs, who have lengthy equipment qualification and sales cycles, without any assurance of generating sales. In particular, sales to these CSPs may require us to upgrade our products to meet more stringent performance criteria, develop new customer-specific features or adapt our product to meet international standards. If we are unable to successfully increase our sales to larger CSPs, our operating results and long-term growth may be negatively impacted.

Our exposure to the credit risks of our customers may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.

In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. In addition, we are limited in our ability to evaluate the creditworthiness of customers who decline to provide us with accurate financial information. The recent challenging economic conditions have impacted some of our customers’ ability to pay their accounts payable. While we attempt to monitor these situations carefully and attempt to take appropriate measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid accounts receivable write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and could harm our operating results.

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

We do not have internal manufacturing capabilities, and rely upon a small number of contract manufacturers to build our products. In particular, we rely on Flextronics International Ltd., or Flextronics, for the manufacture of most of our products, and AsteelFlash Group (formerly Flash Electronics) for the manufacture of our B6 ESAN products we obtained through our acquisition of Occam. Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. We do not have supply contracts with Flextronics or our other manufacturers. Consequently, these manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price. In addition, we have limited control over our contract manufacturers’ quality systems and controls, and therefore may not be able to ensure levels of quality manufacture suitable for our customers.

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

Although we do not have manufacturing facilities in Japan, a small number of Japanese factories produce some of the components we use in our products. A few of these manufacturers have reported disruptions in to their production because of damage to their facilities as a result of recent natural disasters in Japan Although most of these factories are already back on line, such interruptions or delays may force us to seek similar components from alternative sources, which may not be available. Interruptions in supply resulting from such unforeseen natural disasters could result in lost revenue or higher expenses and would harm our business.

If we fail to forecast our manufacturing requirements accurately and manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays and lose revenue.

We bear inventory risk under our contract manufacturing arrangements. Lead times for the materials and components that we order through our contract manufacturers vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our products are currently lengthy, requiring us or our contract manufacturers to order materials and components several months in advance of manufacture. If we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-down costs. Historically, we have reimbursed our primary contract manufacturer for inventory purchases when our inventory has been rendered obsolete, for example due to manufacturing and engineering change orders resulting from design changes manufacturing discontinuation of parts by our suppliers, or in cases where inventory levels greatly exceed projected demand. If we experience excess inventory write-downs associated with excess or obsolete inventory, this would have an adverse effect on our gross margins, financial condition and results of operations. We have experienced unanticipated increases in demand from customers which resulted in delayed shipments and variable shipping patterns. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt manufacturing of our products and result in delays or cancellation of sales.

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

We currently generate most of our sales from customers in North America and the Caribbean, and have limited experience marketing, selling and supporting our products and services outside North America and the Caribbean or managing the administrative aspects of a worldwide operation. While we are in the process of expanding our international operations, we may not be able to create or maintain international market demand for our products. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, financial condition and results of operations will suffer.

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

We depend on certain proprietary technology for our success and ability to compete. As of March 26, 2011, we held 59 U.S. patents and had 36 pending U.S. patent applications. Two of the U.S. patents are also covered by granted international patents, one in five countries and the other in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.

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

On December 28, 2009, we filed a lawsuit against Wi-LAN Inc., or Wi-LAN, of Ontario, Canada, in the federal court in the Northern District of California, seeking declaratory relief that we do not infringe U.S. Patents Nos. 5,956,323 and 6,763,019, allegedly owned by Wi-LAN. Wi-LAN withdrew a motion to dismiss or to transfer our lawsuit to the Eastern District of Texas, where Wi-LAN had filed a separate subsequent action accusing us of infringement of the two patents. On December 6, 2010, the court in the Eastern District of Texas granted our motion to transfer that action to the Northern District of California. Both parties have filed extensive written discovery requests in the California action. We have vigorously pursued our lawsuit and defended against all Wi-LAN claims and counterclaims. In April 2011, we entered into a tentative agreement with Wi-LAN in which we will purchase from Wi-LAN certain licenses under the aforementioned patents and other Wi-LAN patents. In addition, both parties will enter into mutual general releases from all claims each may have against the other. In the event that we cannot reach a definitive agreement with Wi-LAN, we will continue to pursue our lawsuit and defend our position.

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

Our estimates regarding future warranty obligations may change due to product failure rates, shipment volumes, field service obligations and rework costs incurred in correcting product failures. If our estimates change, the liability for warranty obligations may be increased, impacting future cost of revenue.

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

On February 22, 2011, we acquired Occam, which is discussed further in Note 3 “Acquisition of Occam Networks” in the Notes to Condensed Consolidated Financial Statements included in this report. We may in the future acquire other businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. We have limited experience making such acquisitions. Any of these transactions could be material to our financial condition and results of operations. The anticipated benefit of acquisitions may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

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

We are sometimes required to issue performance bonds to satisfy requirements under our RUS contracts, and expect that we may also be required to issue such bonds under the terms of contracts required by Broadband Stimulus programs under the American Recovery and Reinvestment Act of 2009, or ARRA. The performance bonds generally cover the full amount of the RUS contract, and may be the same for ARRA contracts. Upon our performance under the contract and acceptance by the customer, the performance bond is released. The time period between issuing the performance bond and its release can be lengthy. We issue letters of credit under our existing credit facility to support these performance bonds. In the event we do not have sufficient capacity under our credit facility to support these bonds, we will have to issue certificates of deposit, which could materially impact our working capital or limit our ability to satisfy such contract requirements. In the event that we are unable to issue such bonds, we may lose business and customers who purchase under RUS and ARRA contracts. In addition, if we exhaust our credit facility or working capital reserves in issuing such bonds, we may be required to eliminate or curtail expenditures to mitigate the impact on our working capital or financial condition.

Our use of and reliance upon development resources in China may expose us to unanticipated costs or liabilities.

We operate a wholly foreign owned enterprise, in Nanjing, China, where a dedicated team of engineers performs quality assurance, cost reduction and other engineering work. We also outsource a portion of our software development to a team of software engineers based in Shenyang, China. Our reliance upon development resources in China may not enable us to achieve meaningful product cost reductions or greater resource efficiency. Further, our development efforts and other operations in China involve significant risks, including:

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

We rely on resellers to promote, sell, install and support our products to some small customers in North America, and internationally. Their failure to do so or our inability to recruit or retain resellers may reduce our sales and thus harm our business.*

We use value added resellers, or VARs, who provide sales and support services. We compete with other telecommunications systems providers for our VARs’ business as our VARs generally market competing products. If a VAR promotes a competitor’s products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key VAR or the failure of VARs to provide adequate customer service could have a negative effect on customer satisfaction and could cause harm to our business. If we do not properly train our VARs to sell, install and service our products, our business, financial condition and results of operations may suffer.

If we were to experience payment problems with VARs, it could have an adverse impact on our business, operating results, or financial condition.*

VARs account for a portion of our revenue in each quarter. Some of these VARs are not well capitalized, making collection of receivables from them uncertain. In addition, we are limited in our ability to evaluate the creditworthiness of the VAR customers who are the ultimate purchasers of our products and services. If such VAR customers fail to pay invoices for our products or services sold, or are slow in paying such invoices, we may not be able to collect amounts due to us from those VARs in a timely fashion, or at all. Sales to VARs for whom we are not able to recognize revenue until we receive cash payment are reflected as deferred revenue. Any material collection issues we may experience with these VARs could have an adverse impact on our business, operating results, or financial condition and could result in increases in bad debt expense or collection costs, inventory impairments, or adjustments to our reported revenues or deferred revenues. Any of these could result in a decline in our stock price.

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

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key personnel. Our executive officers and employees have become vested in a substantial amount of shares of common stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results and financial condition will be harmed.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act in connection with our annual report on Form 10-K for the year ending December 31, 2011. We are expending significant resources in developing the necessary documentation and testing procedures required by Section 404. We cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner. In addition, if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

An active and liquid public market for our shares may not continue to develop or be sustained. Shares of our common stock were sold in our IPO in March 2010 at a price of $13.00 per share, and our common stock has subsequently traded as high as $22.53 and as low as $9.57. The trading price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of Form 10-Q and others such as:

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

As of March 26, 2011 our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 45.8% of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares by existing stockholders could cause our stock price to decline.

Of the 45,266,723 shares of our common stock outstanding as of March 26, 2011, approximately 24.5 million shares were held by non-affiliates of Calix and 20.7 million shares were held by Calix directors and officers and their affiliates, which may be sold by these existing stockholders from time to time. In addition, (i) the 3.3 million shares subject to RSUs, (ii) the 1.5 million shares subject to outstanding options under our 1997 Long-Term Incentive and Stock Option Plan, 2000 Stock Plan and 2002 Stock Plan and 2010 Equity Incentive Award Plan and (iii) the 6.4 million shares reserved for future issuance under our 2010 Equity Incentive Award Plan and Employee Stock Purchase Plan as of March 26, 2011 may become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

We will continue to have broad discretion to determine how to use the funds raised in our recent initial public offering, and may use them in ways that may not enhance our operating results or the price of our common stock.

Our management will continue to have broad discretion over the use of proceeds from our recent IPO, and we could spend the proceeds in ways our stockholders may not agree with or that do not yield a favorable return. We intend to use the net proceeds from the IPO for working capital, capital expenditures and other general corporate purposes. We used a portion of the net proceeds to repay our credit facility and have allocated additional amounts to acquire complementary businesses. We may in the future acquire other complementary businesses, products and technologies. If we do not invest or apply the proceeds of the IPO in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

We are also subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. For a description of our capital stock, see the section of our prospectus filed on December 15, 2010, as amended from time to time, titled “Description of Capital Stock.”

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

Unregistered Sales of Equity Securities

There were no unregistered sales, or purchases made by or on behalf of us or by any affiliated purchaser, of our equity securities during the three months ended March 26, 2011.

Use of Proceeds

On March 23, 2010, our registration statement on Form S-1 (File No. 333-163252) was declared effective for our IPO, pursuant to which we registered the offering and sale of 4,166,666 shares of common stock by us and the associated sale of 2,162,266 shares of common stock by selling stockholders and the additional sale pursuant to the underwriters’ over-allotment option for an additional 949,339 shares of common stock by us, at a public offering price of $13.00 per share. On March 26, 2010, we sold 4,166,666 shares of common stock, for an aggregate offering price of $54.2 million, and the selling stockholders sold 2,162,266 shares of common stock for an aggregate offering price of $28.1 million. As a result of the offering, we raised net proceeds from the offering of $45.8 million after deducting the underwriter’s discount and offering expenses payable by us.

The underwriters’ subsequently exercised their option to purchase additional shares and on April 8, 2010 we sold 949,339 shares of common stock, for an aggregate offering price of $12.3 million and the offering has terminated. As a result of the underwriters’ exercise of their over-allotment option, we raised an additional $11.5 million in net proceeds after deducting the underwriter’s discount and offering expenses payable by us. The lead joint book runners were Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated and the joint book runners were Jefferies & Company, Inc. and UBS Securities LLC. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or direct or indirect payments to others. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 24, 2010.

On May 4, 2010, we used the net proceeds from the IPO to pay down our outstanding term loan of $20.0 million with Silicon Valley Bank in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million.

On September 16, 2010, we entered into a definitive agreement to acquire Occam, which is discussed further in our report on Form 8-K filed on September 16, 2010. On February 22, 2011, we completed our merger transaction with Occam, in a stock and cash transaction valued at approximately $213.7 million which consisted of $94.4 million of cash consideration, which included $33.6 million of cash assumed in the acquisition and a value of $119.3 million of common stock and equity awards issued. See Note 3, Acquisition of Occam Networks, in the Notes to Condensed Consolidated Financial Statements of this report.

We currently expect to use a portion of the remaining net proceeds from the offering to partially fund research and development, sales and marketing activities and general and administrative expenses and capital expenditures. In addition, we intend to use a portion of the remaining net proceeds from the offering for general corporate purposes, including financing our growth and working capital investments.

Pending any use, as described above, we plan to invest the net proceeds in a variety of capital preservation instruments, including short- and long-term interest-bearing obligations, direct or guaranteed obligations of the U.S. government, certificates of deposit and money market funds.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Separation Agreement and General Release of All Claims by and between Calix and Kelyn Brannon, dated March 7, 2011 (filed as Exhibit 10.1 to Calix’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2011 and incorporated herein by reference herein).

10.2	Offer Letter by and between Calix and Michael Ashby, dated March 7, 2011 (filed as Exhibit 10.2 to Calix’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2011 and incorporated herein by reference herein).

31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

32.1	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Dated: April 28, 2011	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Dated: April 28, 2011	By:	/s/ Michael Ashby
Michael Ashby
Chief Financial Officer (Principal Financial Officer)