Form 10-Q
period 2011-06-25
CALIX, INC
filed 2011-07-22
CIK 1406666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting Company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

As of July 15, 2011, 46,709,582 shares of the Registrant’s common stock, par value $0.025, were outstanding.

Calix, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 25, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,660	$66,304
Marketable securities	8,911	32,020
Restricted cash	1,054	—
Accounts receivable, net	57,940	43,377
Inventory	38,489	24,557
Deferred cost of revenue	10,835	7,771
Prepaids and other current assets	5,340	3,245

Total current assets	141,229	177,274
Property and equipment, net	18,206	11,815
Goodwill	116,175	65,576
Intangible assets, net	90,001	515
Other assets	2,381	2,376

Total assets	$367,992	$257,556

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,932	$10,268
Accrued liabilities	39,629	25,987
Deferred revenue	23,081	14,062

Total current liabilities	73,642	50,317
Long-term portion of deferred revenue	11,970	10,985
Other long-term liabilities	1,588	951

Total liabilities	87,200	62,253

Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of June 25, 2011 and December 31, 2010	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 46,703 and 38,712 shares issued and outstanding as of June 25, 2011 and December 31, 2010	1,167	968
Additional paid-in capital	731,617	605,939
Other comprehensive income	45	31
Accumulated deficit	(452,037)	(411,635)

Total stockholders’ equity	280,792	195,303

Total liabilities and stockholders’ equity	$367,992	$257,556

See notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Revenue	$97,959	$71,653	$169,429	$119,856
Cost of revenue:
Products and services(1)	54,899	41,855	94,207	72,026
Merger-related expenses	9,709	—	19,966	—
Amortization of intangible assets	3,188	1,360	4,704	2,720

Total cost of revenue	67,796	43,215	118,877	74,746

Gross profit	30,163	28,438	50,552	45,110
Operating expenses:
Research and development(1)	18,584	13,086	33,623	24,933
Sales and marketing(1)	14,172	10,184	26,238	18,606
General and administrative(1)	6,667	7,423	15,975	12,171
Merger-related and other expenses(1)	5,482	—	11,523	—
Amortization of intangible assets	2,795	185	3,464	370

Total operating expenses	47,700	30,878	90,823	56,080

Loss from operations	(17,537)	(2,440)	(40,271)	(10,970)
Other income (expense):
Interest income	26	103	69	177
Interest expense	(45)	(620)	(91)	(1,093)
Change in fair value of preferred stock warrants	—	—	—	(173)
Other income (expense)	24	(2)	29	9

Net loss before provision for income taxes	(17,532)	(2,959)	(40,264)	(12,050)
Provision for income taxes	114	243	138	414

Net loss	(17,646)	(3,202)	(40,402)	(12,464)
Preferred stock dividends	—	—	—	900

Net loss attributable to common stockholders	$(17,646)	$(3,202)	(40,402)	$(13,364)

Net loss per common share:
Basic and diluted	$(0.38)	$(0.09)	$(0.92)	$(0.63)

Weighted average number of shares used to compute net loss per common share:
Basic and diluted	46,050	37,212	43,697	21,305

(1) Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Cost of revenue	$331	$484	$835	$624
Research and development	1,233	1,686	2,875	2,256
Sales and marketing	831	1,247	2,129	1,681
General and administrative	1,855	3,764	6,438	5,427
Merger-related expenses	1,074	—	1,164	—

	$5,324	$7,181	$13,441	$9,988

See notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 25, 2011	June 26, 2010
Operating activities
Net loss	$(40,402)	$(12,464)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premiums relating to available-for-sale securities	184	415
Depreciation and amortization	3,859	2,381
Loss on retirement of property and equipment	1,621	—
Amortization of intangible assets	8,168	3,090
Revaluation of warranty liability	—	173
Stock-based compensation	13,441	9,988
Changes in operating assets and liabilities:
Change in restricted cash	—	629
Accounts receivable, net	2,290	11,452
Inventory	15,297	(6,387)
Deferred cost of revenue	(3,064)	622
Prepaids and other current assets	(1,246)	858
Accounts Payable	(11,136)	(10,326)
Accrued liabilities	3,029	(2,119)
Deferred revenue	9,138	1,358
Other long-term liabilities	(253)	130

Net cash provided by (used in) operating activities	926	(200)

Investing activities
Purchase of property and equipment	(4,508)	(2,906)
Acquisition of Occam Networks, net of cash assumed (Note 3)	(60,809)	—
Purchase of marketable securities	—	(56,567)
Sales of marketable securities	—	15,208
Maturities of marketable securities	22,905	—

Net cash used in investing activities	(42,412)	(44,265)

Financing activities
Proceeds from exercise of stock options and other	667	72
Proceeds from issuance of common stock under employee stock purchase plan	2,062	—
Taxes withheld upon vesting of restricted stock units	(8,921)	—
Principal payments on loans	—	(20,000)
Proceeds from initial public offering of common stock, net of issuance costs	—	57,293

Net cash (used in) provided by financing activities	(6,192)	37,365

Effect of exchange rate changes on cash and cash equivalents	34	—
Net decrease in cash and cash equivalents	(47,644)	(7,100)
Cash and cash equivalents at beginning of period	66,304	31,821

Cash and cash equivalents at end of period	$18,660	$24,721

Non-cash investing activities
Value of common stock issued in acquisition	$117,258	$—
Fair value of equity awards assumed	$1,370	$—

See notes to condensed consolidated financial statements.

CALIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Company and Basis of Presentation

Company

Calix (together with its subsidiaries referred to as “Calix,” the “Company,” “we,” “us,” or “our”) was incorporated in August 1999, and is a Delaware corporation. Calix is a leading provider in North America of broadband communications access systems and software for fiber and copper-based network architectures that enables communications service providers, or CSPs, to connect to their residential and business subscribers. Calix enables CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. The Company focuses solely on CSP access networks, the portion of the network which governs available bandwidth and determines the range and quality of services that can be offered to subscribers. The Company develops and sells carrier-class hardware and software products, referred to as the Unified Access portfolio, that are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively.

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

On February 22, 2011, the Company completed its acquisition of Occam Networks, Inc. (“Occam”) in a stock and cash transaction valued at $213.1 million. The Company’s results of operations for the second quarter and six months ended June 25, 2011 reflect the operations of the Occam business beginning on the February 22, 2011 acquisition date. See Note 3 “Acquisition of Occam Networks” in the notes to these condensed consolidated financial statements for more information regarding the acquisition of Occam.

2. Significant Accounting Policies

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance (“guidance”) is meant to refer to the authoritative nongovernmental U.S. generally accepted accounting principles as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Business Combination

On February 22, 2011, the Company completed the acquisition of Occam Networks for a purchase price of $213.1 million which consisted of $94.4 million of cash consideration, which included $33.6 million of cash assumed in the acquisition and a value of $118.7 million of common stock and equity awards issued. See Note 3, “Acquisition of Occam Networks” in the Notes to Condensed Consolidated Financial Statements.

The Company accounted for the acquisition of Occam under ASC Topic 805, “Business Combinations”. Under this guidance all of the assets acquired and liabilities assumed are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The fair values assigned to the acquired assets and assumed liabilities are based on valuations using management’s best estimates and assumptions at the time these condensed consolidated financial statements were issued. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. The Company’s estimates are based on historical experience and information obtained from the management of the acquired companies. The Company’s significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. The Company has finalized the fair values of the acquired assets and assumed liabilities and has completed the purchase price allocation as of June 25, 2011.

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

The Company regularly reviews VSOE, TPE and BSP and maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three and six months ended June 25, 2011 nor does the Company expect a material impact in the near term from changes in VSOE, TPE or BSP.

Cost of Revenue

Cost of revenue consists primarily of finished goods inventory purchased from the Company’s contract manufacturers, payroll and related expenses associated with managing the contract manufacturers’ relationships, depreciation of manufacturing test equipment, warranty costs, excess and obsolete inventory costs, shipping charges, and amortization of certain intangible assets. For the three and six months ended June 25, 2011, cost of revenue also includes, merger-related expenses associated with the acquisition of Occam primarily related to a charge resulting from the required revaluation of Occam inventory to its estimated fair value and an associated write-down of acquired inventory determined as excess and obsolete.

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

Goodwill is not amortized but instead is subject to an annual impairment test or more frequently if events or changes in circumstances indicate that they may be impaired. The Company evaluates goodwill on an annual basis as of the end of the second quarter of each fiscal year. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, used to measure the amount of the impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Management has determined that the Company operates as a single reporting unit and therefore evaluates goodwill impairment at the enterprise level. There were no impairment charges through June 25, 2011.

Intangible assets with definite useful lives are amortized over their estimated useful lives on a straight-line basis, generally six months to five years, and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company believes that no events or changes in circumstances have occurred that would require an impairment test for these assets. See Note 3, “Acquisition of Occam Networks” for more information related to goodwill and intangible assets recorded during the three and six months ended, June 25, 2011.

Supplier Concentration

The Company depends primarily on a small number of outside contract manufacturers for the bulk of its finished goods inventory. The Company generally purchases its product through purchase orders and typically has no supply agreements with its suppliers or contract manufacturers. While the Company seeks to maintain a sufficient reserve of its products, the Company’s business and results of operations could be adversely affected by a stoppage or delay in receiving such products, the receipt of defective parts, an increase in price of such products or the Company’s inability to obtain lower prices from its contract manufacturers and suppliers in response to competitive pressures.

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

Restricted Cash

Restricted cash consisted of $1.1 million as of June 25, 2011, most of which is related to performance bonds required for the Company’s RUS-funded customer contracts, which the Company acquired through its acquisition of Occam.

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

Foreign Currency Translation

Assets and liabilities of the Company’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchanges rates prevailing during the day. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses were not material during the three and six months ended June 25, 2011 and June 26, 2010.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, which amends U.S. GAAP to conform to the measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments in this Update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following:

1. Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements

2. Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments in this Update are to be applied prospectively and are effective during interim and annual period beginning after December 15, 2011. The Company does not believe that the adoption of this update will have a material impact on its consolidated financial statements at this time.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not believe that this updated disclosure requirement will have a material impact to the Company’s 2011 annual report on Form 10-K.

3. Acquisition of Occam Networks

On February 22, 2011, the Company completed its acquisition of Occam in a stock and cash transaction valued at approximately $213.1 million which consisted of $94.4 million of cash consideration, which included $33.6 million of cash assumed in the acquisition and a value of $118.7 million of common stock and equity awards issued. In connection with the consummation of the acquisition, each outstanding share of common stock of Occam was converted, effective as of February 22, 2011, into the right to receive: (i) 0.2925 shares of Calix common stock and (ii) $3.8337 in cash. In addition, (a) each outstanding Occam stock option or restricted stock unit as of immediately prior to the effective time of the acquisition which was or became vested as of the effective time of the acquisition with a per share exercise price that was less than (i) $3.8337 plus (ii) 0.2925 multiplied by the average volume weighted average trading price of Calix common stock during the five consecutive trading days ending on the trading day that was one day before the effective time of the acquisition, such amount being referred to as the cash-out consideration and (b) Occam options or restricted stock units held by persons who were not Occam employees or consultants immediately prior to the effective time of the acquisition were automatically cancelled and extinguished and the vested portion thereof was automatically converted into the right to receive the cash-out consideration for the aggregate number of shares of Occam common stock that were issuable upon the exercise of such stock options or restricted stock units, less any applicable per share exercise price.

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

The following table summarizes the final allocation of the purchase price related to the acquisition of Occam based on the fair value of the acquired assets and assumed liabilities (in thousands):

Final Purchase Price Allocation
Cash & cash equivalents	$33,631
Restricted cash	1,054
Accounts receivable	16,854
Inventory	29,229
Pre-paid expenses and other assets	854
Property and equipment	7,363
Intangible assets:
Trade name (useful life of 6 months)	2,290
Customer relationships (useful life of 5 years)	51,040
Core developed technology (useful life of 5 years)	25,494
In-process technology	16,270
Acquired backlog (useful life of 10 months)	2,560

Total intangible assets	97,654

Goodwill	50,599
Current liabilities	(22,414)
Deferred revenue	(866)
Long-term liabilities	(890)

Total purchase price allocation	$213,068

The Company has finalized the fair values of the acquired assets and assumed liabilities and has completed the purchase price allocation as of June 25, 2011.

Trade names represent acquired product names which are expected to have a useful life of six months. Customer relationships represent agreements with existing Occam customers and have estimated useful lives of five years.

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

During the three and six months ended June 25, 2011, the Company incurred $9.7 million and $20.0 million of merger-related expenses, respectively, resulting from the required revaluation of inventory to its estimated fair value and an associated write-down of inventory determined as excess and obsolete. The Company also incurred $5.5 million and $11.5 million of merger-related expenses in the three and six months ended June 25, 2011, related to severance for terminated employees and salaries for transitional employees, expenses associated with consolidating facilities, transaction costs for financial advisory, legal and accounting services, and stock-based compensation expense primarily related to accelerated vesting for certain Occam executives who terminated subsequent to the acquisition date. The Company anticipates to record in the period incurred, further estimated merger-related expenses from planned consolidation of facilities, and severance and salaries of transitional employees of $2.4 million in the third quarter and $0.6 million in the fourth quarter of 2011, respectively.

Adjustments recorded during the measurement period primarily consisted of assets recorded for legal fees incurred by Occam prior to the acquisition that have subsequently been reimbursed or are expected to be reimbursed under pre-existing insurance policies.

The premium paid by the Company in this transaction is attributable to the strategic benefits of creating a more competitive and efficient company, more capable of competing against larger telecommunications equipment companies in more markets and the significant cost synergies that would be obtained by the combined organization. The combined organization is expected to provide communications service providers globally with an enhanced portfolio of advanced broadband access systems, and accelerate innovation across the expanded Calix Unified Access portfolio. The acquisition is expected to result in more access options over both fiber and copper for communications service providers to deploy, which could expedite the proliferation of advanced broadband services to both residential and business subscribers, including such services as high-speed Internet, Internet protocol television, or (“IPTV”), Voice over internet protocol or (“VOIP”), Ethernet business services, and other advanced broadband applications.

The results of operations of Occam are included in the Company’s consolidated results of operations beginning on the February 22, 2011 acquisition date. The following pro forma information gives effect to the business combination that was completed during the quarter ended March 26, 2011 as if the business combination occurred at the beginning of the periods presented. The pro forma results are not necessarily indicative of what actually would have occurred had the business combinations been in effect for the periods presented (table in thousands):

	Three Months Ended	Six Months Ended
	June 26, 2010	June 25, 2011	June 26, 2010
Revenue	$88,302	$177,879	$152,941
Net loss attributable to common stockholders	$(15,279)	$(48,410)	$(37,870)

4. Intangible Assets

Intangible assets are carried at cost, less accumulated amortization, as disclosed in the following table (in thousands):

	June 25, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing and core developed technologies	$52,694	$(28,899)	$23,795	$27,200	$(26,747)	$453
Customer relationships	54,740	(7,103)	47,637	3,700	(3,638)	62
Purchase order backlog	4,260	(2,724)	1,536	1,700	(1,700)	—
Trade name	2,290	(1,527)	763	—	—	—

Total amortizable intangible assets	113,984	(40,253)	73,731	32,600	(32,085)	515
In- process technology	16,270	—	16,270	—	—	—

Total intangible assets, excluding goodwill	$130,254	$(40,253)	$90,001	$32,600	$(32,085)	$515

The amortization expense was $6.0 million, and $1.6 million for the three months ended June 25, 2011 and June 26, 2010, respectively, and $8.2 million and $3.1 million for the six months ended June 25, 2011 and June 26, 2010, respectively. Expected future amortization for the fiscal years indicated is as follows (in thousands):

2011 (Remaining months)	$9,953
2012	15,307
2013	15,307
2014	15,307
2015	15,306
Thereafter	2,551

Total	$73,731

5. Goodwill

Goodwill is not amortized but instead is subject to an annual impairment test or more frequently if events or changes in circumstances indicate that it may be impaired. The Company evaluates goodwill on an annual basis as of the end of the second quarter of each year. There were no impairment charges through June 25, 2011.

The table below sets forth changes in carrying amount of goodwill (in thousands):

Total
Beginning Balance	$65,576
Goodwill acquired	50,599

Balance as of June 25, 2011	$116,175

6. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	June 25, 2011	December 31, 2010
Cash and Cash equivalents:
Cash	$10,873	$10,839
Money market funds	7,787	55,465

Total cash and cash equivalents	18,660	66,304

Marketable securities:
Corporate debt securities	8,911	19,324
Commercial paper	—	12,696

Total marketable securities	8,911	32,020

Total cash, cash equivalents and marketable securities	$27,571	$98,324

The following tables summarize the unrealized gains and losses related to the Company’s investments in cash equivalents and marketable securities designated as available-for-sale as follows (in thousands):

As of June 25, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$8,909	$3	$(1)	$8,911

Total	$8,909	$3	$(1)	$8,911

As of December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$19,302	$25	$(3)	$19,324
Commercial paper	12,696	—	—	12,696

Total	$31,998	$25	$(3)	$32,020

As of June 25, 2011 and December 31, 2010 gross unrealized gains and losses on the Company’s investments were due to changes in market conditions that caused interest rates to fluctuate. The Company reviews investments held with unrealized losses to determine if the loss is other-than-temporary. The Company determined that it has the ability and intent to hold these investments for a period of time sufficient for a recovery of fair market value and does not consider the investments to be other-than-temporarily impaired for all periods presented. In addition, the Company did not experience any significant realized gains or losses on its investments through June 25, 2011. The Company’s money market funds maintained a net asset value of $1.00 for all periods presented. Net unrealized gains/losses are recorded to other comprehensive income in the Company’s condensed consolidated balance sheets.

7. Balance Sheet Details

Accounts receivable, net consisted of the following (in thousands):

	June 25, 2011	December 31, 2010
Accounts receivable	$59,414	$44,544
Allowance for doubtful accounts	(440)	(616)
Product return reserve	(1,034)	(551)

Accounts receivable, net	$57,940	$43,377

Property and equipment, net, consisted of the following (in thousands):

	June 25, 2011	December 31, 2010
Computer equipment and purchased software	$27,550	$24,061
Test equipment	27,860	26,476
Furnitures and fixtures	2,774	1,560
Leasehold improvements	6,323	2,882

Total	64,507	54,979
Accumulated depreciation	(46,301)	(43,164)

Property and equipment, net	$18,206	$11,815

Accrued liabilities consisted of the following (in thousands):

	June 25, 2011	December 31, 2010
Accrued compensation and related benefits	$14,400	$13,376
Accrued warranty	13,133	3,789
Accrued excess and obsolete inventory at contract manufacturer	3,854	1,022
Accrued professional and consulting fees	1,898	1,613
Sales and use tax payable	1,280	1,066
Accrued customer rebates	92	1,880
Accrued Other	4,972	3,241

Total accrued liabilities	$39,629	$25,987

As of June 25, 2011, accrued compensation and related benefits, accrued warranty, accrued excess and obsolete inventory and accrued other, include accruals related to the acquisition of Occam. For more information regarding the acquisition, see Note 3 “Acquisition of Occam Networks” in the notes to these condensed consolidated financial statements.

8. Commitments and Contingencies

The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of June 25, 2011 (in thousands):

Remaining 2011	$2,149
2012	3,438
2013	3,543
2014	1,103
2015	466
Thereafter	27

Total	$10,726

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

Rent expense was $0.4 million and $0.5 million, for the three months ended June 25, 2011, and June 26, 2010, respectively, and $1.1 million and $1.0 million for the six months ended June 25, 2011, and June 26, 2010, respectively.

Purchase Commitments

In connection with its acquisition of Occam, the Company assumed purchase commitment obligations with certain contract manufacturer for the production of the company’s products. In order to reduce manufacturing lead times and ensure adequate component supply, the Company’s primary contract manufacturer places orders for component inventory in advance based upon the Company’s build forecasts. The components are used by the contract manufacturer to build the products included in the build forecasts. The Company does not take ownership of the components and any outstanding orders do not represent firm purchase commitments pursuant to the Company’s agreement with the contract manufacturer. The Company incurs a liability when the manufacturer has converted the component inventory to a finished product and takes ownership of the inventory when transferred to the designated shipping warehouse. However, historically, the Company has reimbursed its primary contract manufacturer for inventory purchases when this inventory has been rendered obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by its suppliers, or in cases where inventory levels greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders, which are included in accrued liabilities in the accompanying balance sheets, were $3.9 million and $1.0 million as of June 25, 2011 and December 31, 2010, respectively. The Company records these amounts in cost of products and services in its statement of operations.

In connection with the acquisition of Occam, under the terms of agreements with certain contract manufacturers, the Company has issued purchase orders for the production of its products. Future amounts payable to the contract manufacturers will vary based on the level of requirements. As of June 25, 2011, the Company had firm purchase commitments of $7.1 million.

Accrued Warranty

The Company provides a warranty for its hardware products. Hardware generally has a five-year warranty from the date of shipment. The Company accrues for potential warranty claims based on the Company’s historical claims experience. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.

Activity related to the product warranty is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Balance at beginning of period	$12,766	$4,585	$3,789	$4,213
Accrued warranty from the Occam acquisition	—	—	8,500	—
Warranty charged to cost of revenue	1,878	1,187	3,219	2,540
Utilization of warranty	(1,511)	(1,281)	(2,375)	(2,262)

Total accrued warranty	$13,133	$4,491	$13,133	$4,491

The Company recorded $8.5 million of accrued warranty related to the liabilities assumed with the acquisition of Occam on February 22, 2011. For more information regarding the acquisition, see Note 3 “Acquisition of Occam Networks” in the notes to these condensed consolidated financial statements.

Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. For example, on December 28, 2009, Calix filed a lawsuit against Wi-LAN Inc., or Wi-LAN, of Ontario, Canada, in the federal court in the Northern District of California, seeking declaratory relief that Calix does not infringe certain U.S. Patents held by Wi-LAN. On May 27, 2011 Calix and Wi-LAN entered into a settlement and release agreement, and this lawsuit was dismissed with prejudice on June 7, 2011.

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

The Company believes that the allegations in the California actions and the Delaware action are without merit and intends to continue to vigorously contest the actions. However, there can be no assurance that the Company, will be successful in defending these ongoing actions. In addition, the Company has obligations, under certain circumstances, to hold harmless and indemnify each of the defendant former Occam directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam’s bylaws and certificate of incorporation. Such obligations may apply to these lawsuits.

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

As of June 25, 2011 and December 31, 2010, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

As of June 25, 2011	Level 1	Level 2	Total
Money market funds	$7,787	$—	$7,787
Marketable securities	—	8,911	8,911

Total	$7,787	$8,911	$16,698

As of December 31, 2010
Money market funds	$55,465	$—	$55,465
Marketable securities	—	32,020	32,020

Total	$55,465	$32,020	$87,485

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Numerator:
Net loss applicable to common stockholders	$(17,646)	$(3,202)	$(40,402)	$(13,364)

Denominator:
Weighted-average common shares outstanding	46,050	37,212	43,697	21,305

Basic and diluted net loss per share	$(0.38)	$(0.09)	$(0.92)	$(0.63)

As the Company incurred net losses in the periods presented, the following table displays the Company’s other outstanding common stock equivalents that were excluded from the computation of diluted net loss per share, as the effect of including them would have been anti-dilutive (in thousands):

	Six Months Ended
	June 25, 2011	June 26, 2010
Stock options	1,572	762
Restricted stock units	1,654	4,575
Common stock warrants	61	69
Convertible preferred stock	—	14,057

11. Stockholders’ Equity

Capital Structure

The Company maintains three equity incentive plans the 2000 Stock Plan, the 2002 Stock Plan and 2010 Equity Incentive Plan (together, the “Plans”). These plans were approved by the stockholders and are described in the Company’s Form 10-K filed with the SEC on February 24, 2011. In connection with the acquisition of Occam, the Company issued 6.4 million shares of the Company’s common stock, a value of $117.2 million. For more information regarding the acquisition, of Occam see Note 3 “Acquisition of Occam Networks” in the notes to these condensed consolidated financial statements. In connection with the Company’s Employee Stock Purchase Plan or the ESPP, 176,665 shares were issued on May 31, 2011.

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

Stock Based Compensation

Stock-based compensation expense associated with stock options, restricted stock units (“RSUs”) and ESPP is measured at the grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. During the three and six months ended June 25, 2011, the Company recorded stock-based compensation expense of $5.3 million and $13.4 million, respectively and for the three and six months ended, June 26, 2010, the Company recorded stock-based compensation expense of $7.2 million and $10.0 million, respectively.

On February 22, 2011, in connection with the acquisition of Occam (see Note 3 “Acquisition of Occam Networks” in the notes to these condensed consolidated financial statements), the Company issued 536,190 stock options and 42,654 RSUs to certain Occam employees. The grants were in exchange for certain options and RSUs that were held by Occam employees prior to the acquisition which retained the original vesting schedule of the initial Occam grants, except for certain equity awards held by Occam executives that were accelerated in association with their severance agreements. The Company estimated the fair value of $5.8 million of the options and RSUs in accordance with ASC Topic 718. In accordance with ASC Topic 805 the Company allocated the value of $1.4 million of certain options and RSUs to consideration in the business combination with the remaining value of $4.4 million allocated to post-combination expense to be recognized over the remaining service period of the grants.

Stock Options

The Company estimates the fair value of stock options in accordance with ASC Topic 718. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Expected volatility	52%	50%	52%	50%
Expected life (years)	6.25	6.25	6.25	6.25
Expected dividend yield	—	—	—	—
Risk free interest rate	2.24%	2.70%	2.37%	2.71%

The Company’s computation of expected volatility for the three and six months ended June 25, 2011 and June 26, 2010 is based on the Company’s peer-group of similar companies. The Company’s computation of expected term in the three and six months ended June 25, 2011 and June 26, 2010 utilizes the simplified method in accordance with SAB 110. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. Thus, the Company applies an estimated forfeiture rate based on actual forfeiture experience. The Company recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

As of June 25, 2011, unrecognized stock-based compensation expense related to stock options of $9.9 million was expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock Units

In September 2009, the Company began to grant RSUs to eligible employees, executives and outside directors. Each RSU represents a right to receive one share of the Company’s common stock (subject to adjustment for certain specified changes in the capital structure of the Company) upon the completion of a specific period of continued service.

Upon vesting of RSUs during the period ended June 25, 2011, certain RSUs were net share-settled to cover the required withholding tax and the remaining amount was converted into an equivalent number of shares of common stock. The Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 418,000, which was based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were approximately $8.9 million, and these are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise have been issued as a result of the vesting and did not represent an expense to the Company.

The Company values the RSUs at fair value or the market price of the Company’s common stock on the date of grant. The Company recognizes non-cash compensation expense for the fair values of these RSUs on a straight-line basis over the requisite service period of these awards.

The weighted-average grant date fair value of RSUs granted during the six months ended June 25, 2011 was $18.44 per share. As of June 25, 2011, unrecognized stock-based compensation expense related to RSUs of $12.2 million was expected to be recognized over a weighted-average period of 2.7 years.

Employee Stock Purchase Plan

The Company’s 2010 Employee Stock Purchase Plan, as amended, (the “Employee Stock Purchase Plan”) allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their annual compensation subject to certain Internal Revenue Code limitations. The price of common stock purchased under the plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date and exercise date of each six month offering period.

The Employee Stock Purchase Plan provides for the issuance of a maximum of 1.0 million shares of common stock of which 0.8 million shares were available for issuance as of June 25, 2011. For the three and six months ended June 25, 2011, stock-based compensation expense was $0.3 million and $0.6 million respectively.

As of June 25, 2011, unrecognized stock-based compensation expense related to employee stock purchase plan of $0.6 million was expected to be recognized over a remaining service period of 5 months.

12. Income Taxes

Since inception, the Company has incurred operating losses and, accordingly, has recorded a nominal provision for income taxes for periods presented which primarily relates to state taxes not based on income and federal and state alternative minimum taxes.

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

13. Credit Facility

The Company has a revolving credit facility of $30.0 million based upon a percentage of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services. The Company had outstanding letters of credit totaling $2.4 million as of June 25, 2011.

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

Overview

We are a leading provider in North America of broadband communications access systems and software for fiber- and copper-based network architectures that enable communications service providers, or CSPs, to connect to their residential and business subscribers. We enable CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. We focus solely on CSP access networks, the portion of the network which governs available bandwidth and determines the range and quality of services that can be offered to subscribers. We develop and sell carrier-class hardware and software products, which is referred to as the Unified Access portfolio that are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively.

Our revenue has increased to $98.0 million and $169.4 million for the three and six months ended June 25, 2011, respectively, from $71.7 million and $119.9 million for the three and six months ended June 26, 2010, respectively. Continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, those customers in the large CSP and international markets. Since our inception we have incurred significant losses, and as of June 25, 2011, we had an accumulated deficit of $452.0 million. Our net loss was $17.6 million and $40.4 million for the three and six months ended June 25, 2011, respectively. Our net loss was $3.2 million and $12.5 million for the three and six months ended June 26, 2010, respectively.

Basis of Presentation

Acquisition of Occam Networks

On February 22, 2011, we completed our acquisition of Occam Networks, Inc. (“Occam”), a provider of innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both fiber optic and copper networks in a stock and cash transaction valued at approximately $213.1 million which consisted of $94.4 million of cash consideration, which included $33.6 million of cash assumed in the acquisition and a value of $118.7 million of common stock and equity awards issued. Through this acquisition, we expect to achieve the strategic benefits of creating a more competitive and efficient company, more capable of competing against larger telecommunications equipment companies in more markets and significant cost synergies due to the combined company. The combined organization is expected to provide communications service providers globally with an enhanced portfolio of advanced broadband access systems, and accelerate innovation across the expanded Calix Unified Access portfolio. The acquisition is also expected to result in more access options over both fiber and copper for communications service providers to deploy, which could expedite the proliferation of advanced broadband services to both residential and business subscribers, including such services as high-speed Internet, IPTV, VOIP, Ethernet business services, and other advanced broadband applications.

As a result of this acquisition, we recorded $50.6 million in goodwill and $97.7 million in other intangible assets. We are amortizing the definite-lived intangible assets over their useful lives. See “Critical Accounting Policies and Use of Estimates — Goodwill and Intangible Assets” below for information relating to these items and our test for impairment. Under purchase accounting rules, we revalued the acquired Occam assets and liabilities acquired at the time of the acquisition, based on their fair value. See Note 3 “Acquisition of Occam Networks” in the Notes to Condensed Consolidated Financial Statements included in this report for additional information related to this acquisition.

Revenue

We derive our revenue primarily from sales of our hardware products and related software. We generally recognize revenue after products have been delivered and accepted, and title has been transferred to the customer. In certain cases, our products are sold along with services, which include installation, training, post-sales software support and/or extended warranty services. To date, service revenue has comprised an insignificant portion of our revenue, and we have not reported service revenue separately from product revenue in our financial statements. As of June 25, 2011, our revenue deferrals, related to partially delivered arrangements that were entered into prior to January 1, 2010, and contracts with customers who receive government supported loans and grants from the U.S. Department of Agriculture’s Rural Utility Service (“RUS”) that include installation services, special customer arrangements and ratably recognized services totaled $35.1 million. Where substantive acceptance provisions are specified in an arrangement or extended return rights exist, revenue is deferred until all acceptance criteria have been met or the extended return rights expire. The timing of deferred revenue recognition may cause significant fluctuations in our revenue and operating results from period to period.

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

•

Merger-related expenses — Inventory acquired from Occam was revalued to its estimated fair value and is amortized to cost of revenue as the inventory is sold. We amortized $14.2 million related to the revaluation of inventory during the six months ended June 25, 2011. Additionally, acquired inventories determined as excess and obsolete resulted in a write-down of $5.6 million in six months ended June 25, 2011.

•

Amortization of acquired intangible assets — Amortized acquired intangible assets are comprised of core developed technologies, purchase order backlog and trade name obtained in the Occam and OSI acquisitions. The remaining balance of existing and core developed technologies resulting from our acquisition of OSI was fully amortized during the three months ended March 26, 2011.

Gross Profit

Our gross profit and gross margin have been, and will likely be, impacted by several factors, including new product introduction or upgrades to existing products, changes in customer mix, changes in the mix of products demanded and sold, shipment volumes, changes in our product costs, changes in pricing and the extent of customer rebates and incentive programs. We believe our gross margin could increase due to favorable changes in these factors, for example, increases in sales of newly introduced products such as our E7 Ethernet service access platform, which was introduced in the fourth quarter of 2009, upgrades to our existing C7 platform, new introductions of our P-Series optical network terminal and reductions in the impact of rebate or similar programs. We believe our gross margin could decrease due to unfavorable changes in factors such as increased product costs, pricing decreases due to competitive pressure and an unfavorable customer or product mix. Changes in these factors could have a material impact on our future average selling prices and unit costs. Also, the timing of deferred revenue recognition and related deferred costs can have a material impact on our gross profit and gross margin results. The timing of recognition and the relative size of these arrangements could cause large fluctuations in our gross profit from period to period. Additionally, to date we have incurred merger-related expenses related to inventory acquired from Occam of $14.2 million resulting from the required revaluation of the inventory to its estimated fair value, in addition to an associated write-down of inventory determined as excess and obsolete of $5.6 million, and the amortization of existing and core developed technologies, purchase order backlog and trade name, totaling $4.7 million. We do not anticipate any further merger-related expenses relating to inventory acquired from Occam for the remainder of 2011 or thereafter related to our acquisition of Occam. Existing and core developed technologies, purchase order backlog and trade name acquired from Occam will amortize over a period of 5 years.

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

Other Income (Expense), Net

Other income (expense), net primarily includes interest expense on our outstanding loans and interest income on our cash and investment balances. In addition, other income (expense), net includes adjustments to record our convertible preferred stock warrants at fair value. These convertible preferred stock warrants were converted into common stock warrants upon the closing of our initial public offering, or IPO, on March 26, 2010. Although an adjustment was recorded in the three months ended March 27, 2010, no such adjustment was made during the six months ended June 25, 2011 and no further adjustments will be made in future periods. Further, on May 4, 2010, we paid in its entirety our outstanding term loan of $20.0 million including outstanding accrued interest and prepayment penalties of $0.4 million.

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

On January 1, 2010, we adopted the new accounting standard for multiple deliverable revenue arrangements (ASC Topic 605-25), on a prospective basis, related to allocating revenue in a multiple deliverable arrangement as described in the significant accounting policies in our Form 10-K filed with the SEC on February 24, 2011. Other than the adoption of ASC Topic 605-25, there have been no significant changes in our significant accounting policies during the six months ended June 25, 2011 as compared to the significant accounting policies described in our Form 10-K filed with the SEC on February 24, 2011.

The items in our condensed consolidated financial statements requiring significant estimates and judgments are as follows:

Business Combination

During the last fiscal quarter, we completed our acquisition of Occam Networks for a purchase price of $213.1 million which consisted of $94.4 million of cash consideration, which included $33.6 million of cash assumed in the acquisition and a value of $118.7 million of common stock and equity awards issued. See Note 3 “Acquisition of Occam Networks” in the Notes to Condensed Consolidated Financial Statements.

We accounted for the acquisition of Occam under ASC Topic 805, “Business Combinations”. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The fair values assigned to the acquired assets and assumed liabilities are based on valuations using management’s best estimates and assumptions at the time these condensed consolidated financial statements were issued. During the measurement period (which is not to exceed one year from the acquisition date), we are required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. Our estimates are based on historical experience and information obtained from the management of the acquired companies. Our significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. We have finalized the fair values of the acquired assets and assumed liabilities and have completed the purchase price allocation as of June 25, 2011.

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

We regularly review VSOE, TPE and BSP and maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the second quarter and the first six months ended June 25, 2011 nor do we expect a material impact in the near term from changes in VSOE, TPE or BSP.

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

During the three months ended June 25, 2011 and June 26, 2010, we recorded stock-based compensation of $5.3 million and $7.2 million, respectively. During the six months ended June 25, 2011 and June 26, 2010, we recorded stock-based compensation expense of $13.4 million and $10.0 million, respectively. At June 25, 2011, we had $9.9 million of total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of approximately 3.2 years. At June 25, 2011, we had $12.2 million of total unrecognized compensation cost related to restricted stock units, or RSUs, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of approximately 2.7 years. To the extent that the actual forfeiture rate is different than what we have anticipated, stock-based compensation related to these awards will be adjusted in future periods.

Goodwill and Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of our acquisition of Occam in February 2011 and OSI, in February 2006. This goodwill is not deductible for tax purposes, and there have been no adjustments to goodwill since the applicable acquisition date.

Goodwill is not amortized but instead is subject to an impairment test annually or more frequently if events or changes in circumstances indicate that they may be impaired. We evaluate goodwill on an annual basis as of the end of the second quarter of each fiscal year. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, used to measure the amount of the impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Management has determined that it operates as a single reporting unit and therefore evaluates goodwill impairment at the enterprise level. There were no impairment charges through June 25, 2011.

Intangible assets with definite useful lives are amortized over their estimated useful lives, generally six months to five years, and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We believe that no events or changes in circumstances have occurred that would require an impairment test for these assets. See Note 3, “Acquisition of Occam Networks” for more information related to goodwill and intangible assets recorded as of the acquisition date.

Supplier Concentration

We depend primarily on a small number of outside contract manufacturers for the bulk of our finished goods inventory. We generally purchase our product through purchase orders and typically have no supply agreements with our suppliers or our contract manufacturers. While we seek to maintain a sufficient reserve of our products, our business and results of operations could be adversely affected by a stoppage or delay in receiving such products, the receipt of defective parts, an increase in price of such products or our inability to obtain lower prices from our contract manufacturers and suppliers in response to competitive pressures.

In connection with the acquisition of Occam, under the terms of the agreement with certain contract manufacturers, we have issued purchase orders for the production of our products. We are required to place orders in advance with our contract manufacturers to meet estimated sales demands. Future amounts payable to the contract manufacturer will vary based on the level of requirements.

Results of Operations

Our results of operations for the second quarter and the first six months ended June 25, 2011 include the operations of Occam beginning on February 22, 2011, the effective date of our acquisition of Occam.

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

Cost of revenue is strongly correlated to revenue and will tend to fluctuate from all the aforementioned factors that could impact revenue. Our cost of revenue for the three and six months ended June 25, 2011 includes merger-related expenses and amortization of intangible assets from our acquisition of Occam as discussed in more detail below. Other additional factors that impact cost of revenue include changes in the mix of products delivered to our customers and changes in the cost of our inventory. Cost of revenue includes fixed expenses related to our internal operations department which could impact our cost of revenue as a percentage of revenue, if there are large sequential fluctuations to revenue.

Our operating expenses have fluctuated based on the following factors: timing of variable sales compensation expenses due to fluctuations in order volumes, timing of salary increases which have historically occurred in the second quarter, timing of research and development expenses including prototype builds and intermittent outsourced development projects and increases in stock-based compensation expenses resulting from modifications to outstanding stock options. Additionally, operating expenses for the three and six months ended June 25, 2011 includes merger-related expenses and amortization of intangible assets from our acquisition of Occam as discussed in more detail below. As a result of the acquisition, we have also incurred increased compensation costs from additional headcount.

As a result of the fluctuations described above and a number of other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

Comparison of Three and Six Months Ended June 25, 2011 and June 26, 2010

Revenue

The following table sets forth our revenue:

	Three Months Ended				Six Months Ended
	June 25, 2011	June 26, 2010	Variance in Dollars	Variance in Percent	June 25, 2011	June 26, 2010	Variance in Dollars	Variance in Percent
	(in thousands)
Revenue	$97,959	$71,653	$26,306	37%	169,429	$119,856	$49,573	41%

Our revenue is principally derived in the United States. During the three months ended June 25, 2011 and June 26, 2010, revenue generated in the United States represented approximately 94% and 92% of revenue, respectively. During the six months ended June 25, 2011 and June 26, 2010, revenue generated in the United States represented approximately 94% and 91% of revenue, respectively. Revenue increased during the second quarter and first six months of fiscal 2011 compared with the corresponding periods of fiscal 2010, primarily due to an increase in shipment volume due to continued demand across our customer base, in addition to increased shipment activity as a result of the Occam acquisition.

Cost of Revenue and Gross Profit

The following table sets forth our costs of revenue:

	Three Months Ended				Six Months Ended
	June 25, 2011	June 26, 2010	Variance in Dollars	Variance in Percent	June 25, 2011	June 26, 2010	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Cost of revenue:
Products and services	$54,899	$41,855	$13,044	31%	$94,207	$72,026	$22,181	31%
Merger related expenses	9,709	—	9,709	N/A	19,966	—	19,966	N/A
Amortization of intangible assets	3,188	1,360	1,828	134%	4,704	2,720	1,984	73%

Total cost of revenue	67,796	43,215	24,581	57%	118,877	74,746	44,131	59%

Gross profit	$30,163	$28,438	$1,725	6%	$50,552	$45,110	$5,442	12%

Gross margin	30.8%	39.7%			29.8%	37.6%

Cost of revenues increased during the second quarter and first six months of fiscal 2011 compared with the corresponding periods of fiscal 2010, primarily due to an increase in revenues recognized during this period and merger-related expenses in connection with our acquisition of Occam.

Gross margin decreased during the second quarter and first six months of fiscal 2011, primarily the result of the merger-related expenses related to the revaluation of inventory acquired in our acquisition of Occam. In addition, we recorded significant reserves for excess and obsolete inventory acquired from Occam during the six months ended 2011. Gross margin increased during the second quarter and first six months of fiscal 2011 to 40.7% and 41.6%, respectively when excluding these merger-related expenses due to cost reductions, productmix, and within product mix the introduction of many new products in the last twelve months. We do not anticipate recording further merger-related expenses relating to inventory acquired from Occam, to cost of revenue.

In connection with the acquisition of Occam, $30.3 million of the total purchase price was allocated to amortizable intangible assets which included core developed technologies, purchase order backlog and trade name and is being amortized to cost of revenue. In connection with the acquisition of OSI, $28.9 million of the total purchase price was allocated to amortizable intangible assets which also included existing and core developed technologies, and purchase order backlog. For the three months ended June 25, 2011 and June 26, 2010, we recorded amortization expense of $3.2 million and $1.4 million, respectively. For the six months ended June 25, 2011 and June 26, 2010, we recorded amortization expense of $4.7 million and $2.7 million, respectively. The amortization of intangible assets related to our acquisition of OSI was completed during the three months ended March 26, 2011. The intangible assets related to Occam will amortize over their estimated useful lives.

Operating Expenses

Research and Development Expenses

The following table sets forth our research and development expenses:

	Three Months Ended				Six Months Ended
	June 25, 2011	June 26, 2010	Variance in Dollars	Variance in Percent	June 25, 2011	June 26, 2010	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Research and development	$18,584	$13,086	$5,498	42%	$33,623	$24,933	$8,690	35%
Percent of total revenue	19.0%	18.3%			19.8%	20.8%

Research and development expenses increased during the second quarter and first six months of fiscal 2011 compared with the corresponding periods in fiscal 2010, primarily due to an increase in compensation and related costs from an increase in headcount resulting from our acquisition of Occam, increase in prototype expenses related to new product development and increased facilities and insurance expense allocations.

Sales and Marketing Expenses

The following table sets forth our sales and marketing expenses:

	Three Months Ended				Six Months Ended
	June 25, 2011	June 26, 2010	Variance in Dollars	Variance in Percent	June 25, 2011	June 26, 2010	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Sales and marketing	$14,172	$10,184	$3,988	39%	$26,238	$18,606	$7,632	41%
Percent of total revenue	14.5%	14.2%			15.5%	15.5%

Sales and marketing expenses increased during the second quarter and first six months of fiscal 2011 compared with the corresponding periods in fiscal 2010, primarily due to an increase in compensation and related costs from an increase in headcount resulting from our acquisition of Occam and increased commission costs related to higher sales order volumes combined with the increased headcount, as well as increased travel-related costs. We also experienced increases in consulting services and facilities and insurance expense allocations.

General and Administrative Expenses

The following table sets forth our general and administrative expenses:

	Three Months Ended				Six Months Ended
	June 25, 2011	June 26, 2010	Variance in Dollars	Variance in Percent	June 25, 2011	June 26, 2010	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
General and administrative	$6,667	$7,423	$(756)	(10)%	$15,975	$12,171	$3,804	31%
Percent of total revenue	6.8%	10.4%			9.4%	10.2%

General and administrative expenses decreased during the second quarter of fiscal 2011 and increased in the first six months of fiscal 2011 compared with the corresponding periods in fiscal 2010. The decrease in the second quarter was primarily due to a decrease in stock-based compensation expense resulting from RSUs granted in the stock option exchange program which began amortizing at the date of our IPO on March 24, 2010 and were fully vested and amortized in April 2011. This decrease was partially offset by an increase in compensation and related costs from increased headcount and an increase in facilities and insurance expenses primarily resulting from the Occam acquisition. General and administrative expenses increased during the six months ended June 25, 2011 as a result of compensation and related costs from increased headcount and an increase in facilities and insurance expenses. In addition, we experienced an increase in stock-based compensation resulting from the RSUs granted in the exchange program that amortized for four months during the first six months of 2011, compared to only three months during the first six months of 2010.

Merger-related and other expenses

The following table sets forth our merger-related and other expenses:

	Three Months Ended				Six Months Ended
	June 25, 2011	June 26, 2010	Variance in Dollars	Variance in Percent	June 25, 2011	June 26, 2010	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Merger related and other expenses	$5,482	$—	$5,482	N/A	$11,523	$—	$11,523	N/A

In connection with our acquisition of Occam, we have incurred operating merger-related and other expenses of $5.4 million and $11.5 million in the second quarter and the first six months of fiscal 2011. The merger-related and other expenses primarily consists of legal and professional expenses, severance for terminated Occam employees, salaries paid to transitional Occam employees, and to a lesser extent a litigation settlement charge. In addition, we incurred expenses associated with consolidating facilities and stock-based compensation expense primarily related to accelerated vesting for certain Occam executives that terminated subsequent to the acquisition date. There were no merger-related and other expenses in the corresponding periods in fiscal 2010. We anticipate further estimated merger-related and other expenses from planned consolidation of facilities and severance and salaries of transitional employees of $2.4 million in the third quarter and $0.6 million in the fourth quarter of 2011, respectively. We do not anticipate any further merger-related and other expenses from the acquisition of Occam in 2012. For more information regarding the Occam acquisition, see Note 3 “Acquisition of Occam Networks” in the Notes to Condensed Consolidated Financial Statements included in this report.

Amortization of Intangible Assets

The following table sets forth our amortization of intangible asset expenses:

	Three Months Ended				Six Months Ended
	June 25, 2011	June 26, 2010	Variance in Dollars	Variance in Percent	June 25, 2011	June 26, 2010	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Amortization of intangible assets	$2,795	$185	$2,610	1411%	$3,464	$370	$3,094	836%

In connection with the acquisition of Occam, $51.0 million of the total purchase price was allocated to the amortizable intangible asset, customer relationships, which is being amortized to operating expenses. In connection with the acquisition of OSI, $3.7 million of the total purchase price was allocated to customer relationships. For the three months ended June 25, 2011 and June 26, 2010, we recorded amortization expense of $2.8 million and $0.2 million, respectively. For the six months ended June 25, 2011 and June 26, 2010, we recorded amortization expense of $3.5 million and $0.4 million, respectively. The amortization of intangible assets related to our acquisition of OSI was completed during the three months ended March 26, 2011. The intangible assets related to Occam will amortize over their estimated useful lives.

Other Income (Expense)

The following table sets forth our other income (expense):

	Three Months Ended				Six Months Ended
	June 25, 2011	June 26, 2010	Variance in Dollars	Variance in Percent	June 25, 2011	June 26, 2010	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Interest income	$26	$103	$(77)	(75)%	$69	$177	$(108)	(61)%
Interest expense	(45)	(620)	575	(93)%	(91)	(1,093)	1,002	(92)%
Change in fair value of preferred stock warrants	—	—	—	—	—	(173)	173	(100)%
Other income (expense)	24	(2)	26	1300%	29	9	20	222%

Total other income (expense)	$5	$(519)			$7	$(1,080)

The decrease in other expense in the three and the first six months ended June 25, 2011 compared with the corresponding periods of fiscal 2010 was primarily due to a reduction in interest expense from the repayment of our outstanding loan of $20.0 million on May 4, 2010 including outstanding accrued interest and prepayment penalties of $0.4 million.

Liquidity and Capital Resources

	Six Months Ended
	June 25, 2011	June 26, 2010
	(in thousands)
Net cash provided by (used in) operating activities	$926	$(200)
Net cash used in investing activities	(42,412)	(44,265)
Net cash (used in) provided by financing activities	(6,192)	37,365

At June 25, 2011, we had cash, cash equivalents and marketable securities of $27.6 million, which primarily consisted of money market mutual funds and highly liquid debt instruments held at major financial institutions. We have a revolving credit facility of $30.0 million based upon a percentage of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services. Since inception, we financed our operations primarily through private sales of equity and from borrowings under credit facilities. In our IPO we raised net proceeds of approximately $57.3 million. On May 4, 2010, we paid down our outstanding term loan of $20.0 million with Silicon Valley Bank, or SVB, in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million. On February 22, 2011, we completed our acquisition of Occam in a stock and cash transaction valued at approximately $213.1 million. We paid $94.4 million in cash as part of the acquisition cost which was partially funded by cash assumed from Occam of $33.6 million. See Note 3 “Acquisition of Occam Networks” in the Notes to Condensed Consolidated Financial Statements included in this report for more information regarding our acquisition of Occam.

Operating Activities

Our operating activities provided cash of $0.9 million in the six months ended June 25, 2011. This resulted primarily from non-cash charges of $27.2 million (the majority of which consist of stock-based compensation expense and depreciation and amortization expense) and positive net changes in operating assets and liabilities, largely offset by our net loss of $40.4 million. Cash inflows from changes in operating assets and liabilities included $15.3 million related to the sell through of inventory acquired from Occam, an increase in deferred revenue of $9.1 million from deferral of certain RUS- funded contracts and an increase in accrued liabilities of $3.0 million. These inflows were partially offset by cash outflows from accounts payable of $11.1 million resulting primarily from payments of accounts payable assumed from Occam and an increase in deferred cost of revenue of $3.1 million, primarily related to the deferral of revenue of certain RUS- funded contracts.

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

Investing Activities

Our cash used in investing activities in the six months ended June 25, 2011 primarily consisted of our acquisition of Occam for $60.8 million, net of $33.6 million of Occam cash assumed in the transaction, and capital expenditures of $4.5 million, partially offset by maturities of marketable securities of $22.9 million.

Our cash used in investing activities in the six months ended June 26, 2010 consisted of capital expenditures of $2.9 million, the purchase of marketable securities of $56.6 million, which primarily included highly liquid debt instruments and certificates of deposit, offset by sales and maturities of marketable securities of $15.2 million.

Financing Activities

Our cash used in financing activities of $6.2 million in the six months ended June 25, 2011, primarily consisted of payment of payroll taxes for the vesting of restricted stock units of $8.9 million, offset by proceeds of $2.1 million from the issuance of common stock under the employee stock purchase plan (“ESPP”) and proceeds of $0.7 million from the exercise of stock options.

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

Working Capital and Capital Expenditure Needs

We currently have no material cash commitments, except for normal recurring trade payables, expense accruals, operating leases and firm purchase commitments. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. We may be required to issue performance bonds to satisfy requirements under our RUS-funded contracts. We issue letters of credit under our existing credit facility to support these performance bonds. In the event we do not have sufficient capacity under our credit facility to support these bonds, we will have to purchase certificates of deposit, which could materially impact our working capital or limit our ability to satisfy such contract requirements. At June 25, 2011, we have cash of $1.1 million restricted for issuance of surety performance bonds we acquired through our acquisition of Occam. There were no restrictions on our cash at December 31, 2010. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.

We believe based on our current operating plan, our existing cash, cash equivalents and marketable securities and existing amounts available under our revolving line will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, the continued market acceptance of our products and the cost of integration of our recent acquisition of Occam. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be harmed.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 25, 2011 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 years
Operating lease obligations	$10,726	$2,149	$6,981	$1,569	$27
Firm purchase commitments(1)	7,092	7,092	—	—	—

Total	$17,818	$9,241	$6,981	$1,569	$27

(1)	In connection with our acquisition of Occam, under the terms of the agreement with certain contract manufacturer, we have issued purchase orders for the production of our products. We are required to place orders in advance with our contract manufacturers to meet estimated sales demands. Future amounts payable to the contract manufacturer will vary based on the level of requirements.

Future minimum lease payments under our lease for our primary office space in Petaluma, California and in Minneapolis, Minnesota, Acton, Massachusetts, Richardson, Texas and Nanjing, China, are disclosed in the table above. The above table also includes future minimum lease payments for our facilities in Fremont, Santa Barbara, and Simi Valley, California, and for certain equipment under non-cancelable operating lease agreements, related to our acquisition of Occam, which expire at various dates through 2015.

In February 2009, we entered into a new lease agreement for our primary office in Petaluma that expires in February 2014. We received a lease incentive consisting of $1.2 million in leasehold improvements provided by our lessor. We have capitalized the full amount of the lease incentive and are amortizing the cost of the improvements over the lease term. Our lease in Minneapolis expires in March 2014, our lease in Acton expires in June 2016, our lease in Richardson expires in October 2014 and our lease in Nanjing expires in February 2016.

Off-Balance Sheet Arrangements

As of June 25, 2011 and December 31, 2010, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 which amends U.S. GAAP to conform to the measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments in this Update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following:

1. Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements

2. Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments in this Update are to be applied prospectively and are effective during interim and annual period beginning after December 15, 2011. We will evaluate the requirements and do not believe that the adoption of this update will have a material impact on our consolidated financial statements at this time.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not believe that the adoption of this updated disclosure requirement will have a material impact to our 2011 annual report on Form 10-K.

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

Our exposure to interest rates also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. Any outstanding borrowings under our term loan and line of credit bear a variable rate of interest based upon the applicable LIBOR or prime rate and is adjusted monthly based upon changes in the Federal Reserve’s prime rate. On May 4, 2010, we paid down our outstanding term loan of $20.0 million, which bore interest at LIBOR (not less than 1.25%) plus 6.50%, in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million. As of June 25, 2011, we had no term loans outstanding. As of June 25, 2011, there were no outstanding borrowings under the revolving credit facility.

Foreign Currency Risk

Our sales contracts and vendor payables are primarily denominated in U.S. dollars and, therefore, the majority of our revenues and operating expenses are not subject to foreign currency risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 25, 2011, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

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

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. For example, on December 28, 2009, we filed a lawsuit against Wi-LAN Inc., or Wi-LAN, of Ontario, Canada, in the federal court in the Northern District of California, seeking declaratory relief that we do not infringe certain U.S. Patents held by Wi-LAN. On May 27, 2011 Calix and Wi-LAN entered into a settlement and release agreement, and this lawsuit was dismissed with prejudice on June 7, 2011.

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

We believe that the allegations in the California actions and the Delaware action are without merit and intend to continue to vigorously contest the actions. However, there can be no assurance that we will be successful in defending these ongoing actions. In addition, we have obligations, under certain circumstances, to hold harmless and indemnify each of the defendant former Occam directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam’s bylaws and certificate of incorporation. Such obligations may apply to these lawsuits.

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

The success of our post merger transaction will depend, in part, on the ability of a post-merger Calix to realize the anticipated benefits from combining the businesses of Calix and Occam, including integrating Occam into our business. To realize these anticipated benefits, our business and Occam’s business must be successfully combined. If we are unsuccessful in combining our business and Occam’s business in the expected timeframe, the anticipated benefits of the merger transaction may not be realized fully or at all or may take longer to realize than expected. In addition, the ongoing integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger transaction.

We and Occam, including our respective subsidiaries, operated independently prior to the closing of the merger transaction. It is possible that the ongoing integration process could result in the loss of key employees, as well as the disruption of our ongoing combined business or inconsistencies in standards, controls, procedures and policies. Any or all of those occurrences could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger transaction. Ongoing integration efforts will also divert management attention and resources. These ongoing integration matters could have an adverse effect on us.

Future results of the combined organization may differ materially from the unaudited pro forma combined financial statements presented in the proxy statement/prospectus filed on December 15, 2010, as amended from time to time, and the financial forecasts provided to our and Occam’s financial advisors in connection with discussions concerning the merger transaction and the potential benefits of the merger transaction may not be realized. *

The future results of the combined organization may be materially different from those shown in the unaudited pro forma combined financial statements presented in the proxy statement/prospectus filed on December 15, 2010, as amended from time to time, which show only a combination of our and Occam’s historical results and the financial forecasts provided to our and Occam’s financial advisors in connection with discussions concerning the merger transaction. We have incurred, and expect to incur in the future, significant costs associated with the completion of the merger transaction and combining the operations of the two companies. In addition, these costs may decrease the capital that the combined organization could use for revenue-generating investments in the future. Furthermore, potential growth, expected financial results, perceived synergies and anticipated opportunities may not be realized through the ongoing integration of our and Occam’s businesses.

The post merger transaction could cause disruptions and materially adversely affect the future business and operations of the combined organization.

In connection with the post merger transaction, it is possible that some customers, suppliers and other persons with whom we or Occam have had a business relationship may delay or defer certain business decisions, or determine to purchase a competitor’s products. In particular, customers could be reluctant to purchase our or Occam’s products due to uncertainty about the direction of their respective technology and products, and uncertainty regarding the willingness of the combined organization to support and service existing products after the merger transaction. If our or Occam’s customers, suppliers or other persons, delay or defer business decisions, or purchase a competitor’s products, it could negatively impact revenues, earnings and cash flows of the combined organization, as well as the market prices of our common shares.

Similarly, employees from Occam may experience uncertainty about their future roles with the combined organization. These potential distractions of the merger transaction may adversely affect our ability to motivate and retain executives and key employees and keep them focused on the strategies and goals of the combined organization. Any failure by us to retain and motivate executives and key employees during the ongoing integration period could seriously harm the business of the combined organization.

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

We have experienced net losses in each year of our existence. For the six months ended June 25, 2011 and June 26, 2010, we incurred net losses of $40.2 million and $12.5 million, respectively. As of June 25, 2011, we had an accumulated deficit of $452.0 million.

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

Demand for our products depends on the magnitude and timing of capital spending by CSPs as they construct, expand and upgrade their access networks. For the six months ended June 25, 2011, CenturyLink, Inc., or CenturyLink, purchased a significant amount of our access systems and software. However, we cannot anticipate the level of CenturyLink’s purchases in the future. On April 1, 2011, CenturyLink completed their merger with Qwest Communications. This merger could create uncertainty for us as to whether we will continue to be chosen as a preferred network equipment vendor for the combined organization. In addition, the recent economic downturn has contributed to a slowdown in telecommunications industry spending, including in the specific geographies and markets in which we operate. In response to reduced consumer spending, challenging capital markets or declining liquidity trends, capital spending for network infrastructure projects of CSPs could be delayed or cancelled. In addition, capital spending is cyclical in our industry and sporadic among individual CSPs, and can change on short notice. As a result, we may not have visibility into changes in spending behavior until nearly the end of a given quarter. CSP spending on network construction, maintenance, expansion and upgrades is also affected by seasonality in their purchasing cycles, reductions in their budgets and delays in their purchasing cycles. Many factors affecting our results of operations are beyond our control, particularly in the case of large CSP orders and network infrastructure deployments involving multiple vendors and technologies where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the customer or other providers, and changes in customer requirements or installation plans. Further, CSPs may not pursue infrastructure upgrades that require our access systems and software. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, mergers, lack of consumer demand for advanced communications services and alternative approaches to service delivery. Reductions in capital expenditures by CSPs may slow our rate of revenue growth. As a consequence, our results for a particular quarter may be difficult to predict, and our prior results are not necessarily indicative of results likely in future periods.

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

We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the six months ended June 25, 2011 and June 26, 2010, our research and development expenses were $33.6 million, or 19.8% of our revenue, and $24.9 million, or 20.8% of our revenue, respectively. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.

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

We depend on certain proprietary technology for our success and ability to compete. As of June 25, 2011, we held 60 U.S. patents and had 36 pending U.S. patent applications. Two of the U.S. patents are also covered by granted international patents, one in five countries and the other in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.

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

An active and liquid public market for our shares may not continue to develop or be sustained. Shares of our common stock were sold in our IPO in March 2010 at a price of $13.00 per share, and our common stock has subsequently traded as high as $22.97 and as low as $9.57. The trading price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of Form 10-Q and others such as:

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

As of June 25, 2011 our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 44% of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares by existing stockholders could cause our stock price to decline.

Of the 46,702,890 shares of our common stock outstanding as of June 25, 2011, approximately 26.2 million shares were held by non-affiliates of Calix and 20.5 million shares were held by Calix directors and officers and their affiliates, which may be sold by these existing stockholders from time to time. In addition, (i) the 1.7 million shares subject to RSUs, (ii) the 1.6 million shares subject to outstanding options under our 1997 Long-Term Incentive and Stock Option Plan, 2000 Stock Plan and 2002 Stock Plan and 2010 Equity Incentive Award Plan and (iii) the 6.7 million shares reserved for future issuance under our 2010 Equity Incentive Award Plan and Employee Stock Purchase Plan as of June 25, 2011 may become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

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

•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Unregistered Sales of Equity Securities

There were no unregistered sales, or purchases made by or on behalf of us or by any affiliated purchaser, of our equity securities during the three months ended June 25, 2011.

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

On September 16, 2010, we entered into a definitive agreement to acquire Occam, which is discussed further in our report on Form 8-K filed on September 16, 2010. On February 22, 2011, we completed our merger transaction with Occam, in a stock and cash transaction valued at $213.1 million which consisted of $94.4 million of cash consideration, which included $33.6 million of cash assumed in the acquisition and a value of $118.7 million of common stock and equity awards issued. See Note 3, Acquisition of Occam Networks, in the Notes to Condensed Consolidated Financial Statements of this report.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

32.1	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

101	The following materials from Calix Quarterly Report on Form 10-Q for the quarter ended June 25, 2011, formatted in XBRL (Extensible Business Reporting Language (XBRL)): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

**	In accordance with Rule 406T of Regulation S-T, the XBRL information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Dated: July 21, 2011	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Dated: July 21, 2011	By:	/s/ Michael Ashby
Michael Ashby
Chief Financial Officer (Principal Financial Officer)