Form 10-Q
period 2011-09-24
CALIX, INC
filed 2011-10-21
CIK 1406666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2011

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

As of October 14, 2011, 47,295,752 shares of the Registrant’s common stock, par value $0.025, were outstanding.

Calix, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

( In thousands, except per share data)

	September 24, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,249	$66,304
Marketable securities	2,014	32,020
Restricted cash	1,054	—
Accounts receivable, net	47,901	43,377
Inventory	44,152	24,557
Deferred cost of revenue	8,932	7,771
Prepaids and other current assets	6,493	3,245

Total current assets	140,795	177,274
Property and equipment, net	17,222	11,815
Goodwill	116,175	65,576
Intangible assets, net	84,643	515
Other assets	2,273	2,376

Total assets	$361,108	$257,556

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,942	$10,268
Accrued liabilities	39,450	25,987
Deferred revenue	19,448	14,062

Total current liabilities	70,840	50,317
Long-term portion of deferred revenue	12,265	10,985
Other long-term liabilities	1,662	951

Total liabilities	84,767	62,253

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of September 24, 2011 and December 31, 2010	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 47,290 and 38,712 shares issued and outstanding as of September 24, 2011 and December 31, 2010	1,182	968
Additional paid-in capital	734,045	605,939
Other comprehensive income	85	31
Accumulated deficit	(458,971)	(411,635)

Total stockholders’ equity	276,341	195,303

Total liabilities and stockholders’ equity	$361,108	$257,556

See notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Revenue	$83,655	$75,492	$253,084	$195,348
Cost of revenue:
Products and services(1)	49,002	45,168	143,209	117,194
Merger-related expenses	—	—	19,966	—
Amortization of intangible assets	2,806	1,360	7,510	4,080

Total cost of revenue	51,808	46,528	170,685	121,274

Gross profit	31,847	28,964	82,399	74,074
Operating expenses:
Research and development(1)	16,717	14,299	50,340	39,232
Sales and marketing(1)	12,593	10,408	38,831	29,014
General and administrative(1)	5,475	7,344	21,450	19,515
Merger-related and other expenses (See Note 3)	1,404	2,137	12,927	2,137
Amortization of intangible assets	2,552	185	6,016	555

Total operating expenses	38,741	34,373	129,564	90,453

Loss from operations	(6,894)	(5,409)	(47,165)	(16,379)
Other income (expense):
Interest income	11	120	80	297
Interest expense	(48)	(45)	(139)	(1,138)
Change in fair value of preferred stock warrants	—	—	—	(173)
Other income(expense)	35	4	64	13

Net loss before provision for income taxes	(6,896)	(5,330)	(47,160)	(17,380)
Provision for income taxes	38	21	176	435

Net loss	(6,934)	(5,351)	(47,336)	(17,815)
Preferred stock dividends	—	—	—	900

Net loss attributable to common stockholders	$(6,934)	$(5,351)	$(47,336)	$(18,715)

Net loss per common share:
Basic and diluted	$(0.15)	$(0.14)	$(1.06)	$(0.70)

Weighted average number of shares used to compute net loss per common share:
Basic and diluted	47,128	37,341	44,866	26,751

(1)	Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Cost of revenue	$306	$528	$1,141	$1,152
Research and development	886	1,758	3,761	4,014
Sales and marketing	1,127	1,353	3,256	3,034
General and administrative	1,407	3,855	7,845	9,282
Merger-related expenses	70	—	1,234	—

	$3,796	$7,494	$17,237	$17,482

See notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 24, 2011	September 25, 2010
Operating activities
Net loss	$(47,336)	$(17,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premiums relating to available-for-sale securities	229	740
Depreciation and amortization	5,949	3,692
Loss on retirement of property and equipment	2,278	—
Amortization of intangible assets	13,526	4,635
Revaluation of warranty liability	—	173
Stock-based compensation	17,237	17,482
Changes in operating assets and liabilities:
Change in restricted cash	—	629
Accounts receivable, net	12,329	14,111
Inventory	9,634	(6,364)
Deferred cost of revenue	(1,161)	6,041
Prepaids and other assets	(2,291)	1,423
Accounts payable	(10,126)	(5,850)
Accrued liabilities	2,850	(2,663)
Deferred revenue	5,800	(7,939)
Other long-term liabilities	(179)	82

Net cash provided by operating activities	8,739	8,377

Investing activities
Purchase of property and equipment	(6,271)	(3,923)
Acquisition of Occam Networks, net of cash assumed (Note 3)	(60,809)	—
Purchase of marketable securities	—	(74,577)
Sales and maturities of marketable securities	29,755	36,060

Net cash used in investing activities	(37,325)	(42,440)

Financing activities
Proceeds from exercise of stock options and other	766	72
Proceeds from issuance of common stock under employee stock purchase plan	2,062	—
Taxes withheld upon vesting of restricted stock units	(10,373)	—
Principal payments on loans	—	(20,000)
Proceeds from initial public offering of common stock, net of issuance costs	—	57,311

Net cash (used in) provided by financing activities	(7,545)	37,383

Effect of exchange rate changes on cash and cash equivalents	76	—
Net (decrease) increase in cash and cash equivalents	(36,055)	3,320
Cash and cash equivalents at beginning of period	66,304	31,821

Cash and cash equivalents at end of period	$30,249	$35,141

Non-cash investing activities
Value of common stock issued in acquisition	$117,258	$—
Fair value of equity awards assumed	$1,370	$—

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

On February 22, 2011, the Company completed its acquisition of Occam Networks, Inc. (“Occam”) in a stock and cash transaction valued at $213.1 million. The Company’s results of operations for the third quarter and nine months ended September 24, 2011 reflect the operations of the Occam business beginning on the February 22, 2011 acquisition date. See Note 3 “Acquisition of Occam Networks” in the notes to these condensed consolidated financial statements for more information regarding the acquisition of Occam.

2. Significant Accounting Policies

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance (“guidance”) is meant to refer to the authoritative U.S. generally accepted accounting principles as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Business Combination

On February 22, 2011, the Company completed the acquisition of Occam Networks for a purchase price of $213.1 million which consisted of $94.4 million of cash consideration and a value of $118.7 million of common stock and equity awards issued. See Note 3, “Acquisition of Occam Networks” in the Notes to Condensed Consolidated Financial Statements.

The Company accounted for the acquisition of Occam under ASC Topic 805, “Business Combinations”. Under this guidance all of the assets acquired and liabilities assumed are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The fair values assigned to the acquired assets and assumed liabilities are based on valuations using management’s best estimates and assumptions at the conclusion of the measurement period. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. The Company’s estimates are based on historical experience and information obtained from the management of the acquired companies. The Company’s significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. The Company has finalized the fair values of the acquired assets and assumed liabilities from Occam Networks as of June 25, 2011.

Revenue Recognition

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using best estimate of selling prices (“BSP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company early adopted this accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. The Company’s products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment and are deemed to be non-contingent deliverables. The Company provides certain services at stated prices over a specified period of time and must meet specified performance conditions. As such, the Company has determined that its individual services are contingent deliverables. In addition, the Company provides specified packages of items considered a package arrangement which it also considers a contingent deliverable, and therefore the Company does not bill its customers until it has fully delivered the package. For multiple-element arrangements that include products and packages or services, the Company first excludes the contingent revenue items and then allocates the remaining consideration to the non-contingent product deliverables on the basis of their relative selling price, which is currently BSP. To the extent that the stated contractual prices fall within the Company’s calculated range for BSP, it will allocate the consideration using the stated contractual prices. However, if the stated contractual price for any product deliverable is outside the range, the contractual prices will be adjusted using the midpoint price within its range in order to allocate arrangement consideration using the “relative selling price method.” Since the individual products and services meet the criteria for separate units of accounting, the Company will recognize revenue upon delivery of each product and/or services. Post-sales software support revenue and extended warranty services revenue is deferred and recognized ratably over the period during which the services are to be performed. Installation and training service arrangements are recognized upon delivery or completion of performance. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. Revenue from package arrangements is recognized upon full delivery of the package. In instances where substantive acceptance provisions are specified in the customer agreement, revenue is deferred until all acceptance criteria have been met. The Company’s arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

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

The Company regularly reviews VSOE, TPE and BSP and maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three and nine months ended September 24, 2011 nor does the Company expect a material impact in the near term from changes in VSOE, TPE or BSP.

Cost of Revenue

Cost of revenue consists primarily of finished goods inventory purchased from the Company’s contract manufacturers, payroll and related expenses associated with managing the contract manufacturers’ relationships, depreciation of manufacturing test equipment, warranty costs, excess and obsolete inventory costs, shipping charges, and amortization of certain intangible assets. For the nine months ended September 24, 2011, cost of revenue also includes merger-related expenses associated with the acquisition of Occam primarily related to a charge resulting from the required revaluation of Occam inventory to its estimated fair value and an associated write-down of acquired inventory determined as excess and obsolete.

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

Intangible assets with finite useful lives are amortized over their estimated useful lives on a straight-line basis, generally six months to five years, and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company has reviewed events and changes to its business during the quarter and has determined that there was no impairment to its goodwill and intangible assets.

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

Restricted Cash

Restricted cash consisted of $1.1 million as of September 24, 2011, most of which is related to performance bonds required for the Company’s RUS-funded customer contracts, which the Company acquired through its acquisition of Occam.

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

Foreign Currency Translation

Assets and liabilities of the Company’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchanges rates prevailing during the day. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses were not material during the three and nine months ended September 24, 2011and September 25, 2010, respectively.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other” that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not expect that the adoption of this update will have a material impact on its consolidated financial statements at this time.

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

In addition, to improve consistency in application across jurisdictions some changes in wording were made to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments in this Update are to be applied prospectively and are effective during interim and annual period beginning after December 15, 2011. The Company does not believe that the adoption of this update will have a material impact on its consolidated financial statements at this time.

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

3. Acquisition of Occam Networks

On February 22, 2011, the Company completed its acquisition of Occam in a stock and cash transaction valued at approximately $213.1 million which consisted of $94.4 million of cash consideration and a value of $118.7 million of common stock and equity awards issued. In connection with the consummation of the acquisition, each outstanding share of common stock of Occam was converted, effective as of February 22, 2011, into the right to receive: (i) 0.2925 shares of Calix common stock and (ii) $3.8337 in cash. In addition, (a) each outstanding Occam stock option or restricted stock unit as of immediately prior to the effective time of the acquisition which was or became vested as of the effective time of the acquisition with a per share exercise price that was less than (i) $3.8337 plus (ii) 0.2925 multiplied by the average volume weighted average trading price of Calix common stock during the five consecutive trading days ending on the trading day that was one day before the effective time of the acquisition, such amount being referred to as the cash-out consideration and (b) Occam options or restricted stock units held by persons who were not Occam employees or consultants immediately prior to the effective time of the acquisition were automatically cancelled and extinguished and the vested portion thereof was automatically converted into the right to receive the cash-out consideration for the aggregate number of shares of Occam common stock that were issuable upon the exercise of such stock options or restricted stock units, less any applicable per share exercise price.

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

During the nine months ended September 24, 2011, the Company incurred $20.0 million of merger-related expenses, resulting from the required revaluation of inventory to its estimated fair value and an associated write-down of inventory determined as excess and obsolete. The Company also incurred $1.4 million and $12.9 million of merger-related expenses in the three and nine months ended September 24, 2011, related to severance for terminated employees and salaries for transitional employees, expenses associated with consolidating facilities, transaction costs for financial advisory, legal and accounting services, and stock-based compensation expense primarily related to accelerated vesting for certain Occam executives who terminated subsequent to the acquisition date. The Company does not anticipate recording any future merger-related expenses.

Adjustments recorded during the measurement period through June 25, 2011, primarily consisted of assets recorded for legal fees incurred by Occam prior to the acquisition that have subsequently been reimbursed or are expected to be reimbursed under pre-existing insurance policies.

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

	Three Months Ended September 25, 2010	Nine Months Ended
		September 24, 2011	September 25, 2010
Revenue	$98,891	$261,534	$258,243
Net loss attributable to common stockholders	$(15,007)	$(55,392)	$(44,345)

4. Intangible Assets

Intangible assets are carried at cost, less accumulated amortization, as disclosed in the following table (in thousands):

	September 24, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing and core developed technologies	$52,694	$(30,173)	$22,521	$27,200	$(26,747)	$453
Customer relationships	54,740	(9,656)	45,084	3,700	(3,638)	62
Purchase order backlog	4,260	(3,492)	768	1,700	(1,700)	—
Trade name	2,290	(2,290)	—	—	—	—

Total amortizable intangible assets	113,984	(45,611)	68,373	32,600	(32,085)	515
In- process technology	16,270	—	16,270	—	—	—

Total intangible assets, excluding goodwill	$130,254	$(45,611)	$84,643	$32,600	$(32,085)	$515

The amortization expense was $5.4 million, and $1.6 million for the three months ended September 24, 2011 and September 25, 2010, respectively, and $13.5 million and $4.6 million for the nine months ended September 24, 2011and September 25, 2010, respectively. Expected future amortization for the fiscal years indicated is as follows (in thousands):

2011(Remaining months)	$4,595
2012	15,307
2013	15,307
2014	15,307
2015	15,306
Thereafter	2,551

Total	$68,373

5. Goodwill

Goodwill is not amortized but instead is subject to an annual impairment test or more frequently if events or changes in circumstances indicate that it may be impaired. The Company evaluates goodwill on an annual basis as of the end of the second quarter of each year. There were no impairment charges through September 24, 2011.

The table below sets forth changes in carrying amount of goodwill (in thousands):

Total
Beginning Balance	$65,576
Goodwill acquired	50,599

Balance as of September 24, 2011	$116,175

6. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	September 24, 2011	December 31, 2010
Cash and Cash equivalents:
Cash	$12,480	$10,839
Money market funds	17,769	55,465

Total cash and cash equivalents	30,249	66,304

Marketable securities:
Corporate debt securities	2,014	19,324
Commercial paper	—	12,696

Total marketable securities	2,014	32,020

Total cash, cash equivalents and marketable securities	$32,263	$98,324

The following tables summarize the unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale as follows (in thousands):

As of September 24, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$2,015	$—	$(1)	$2,014

Total	$2,015	$—	$(1)	$2,014

As of December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities	$19,302	$25	$(3)	$19,324
Commercial paper	12,696	—	—	12,696

Total	$31,998	$25	$(3)	$32,020

The Company reviews investments held with unrealized losses to determine if the loss is other-than-temporary. The Company determined that it has the ability and intent to hold these investments for a period of time sufficient for a recovery of fair market value and does not consider the investments to be other-than-temporarily impaired for all periods presented. In addition, the Company did not experience any significant realized gains or losses on its investments through September 24, 2011. The Company’s money market funds maintained a net asset value of $1.00 for all periods presented. Net unrealized gains/losses are recorded to other comprehensive income in the Company’s condensed consolidated balance sheets.

7. Balance Sheet Details

Accounts receivable, net consisted of the following (in thousands):

	September 24, 2011	December 31, 2010
Accounts receivable	$49,119	$44,544
Allowance for doubtful accounts	(473)	(616)
Product return reserve	(745)	(551)

Accounts receivable, net	$47,901	$43,377

Property and equipment, net, consisted of the following (in thousands):

	September 24, 2011	December 31, 2010
Computer equipment and purchased software	$28,590	$24,061
Test equipment	29,088	26,476
Furnitures and fixtures	1,361	1,560
Leasehold improvements	6,413	2,882

Total	65,452	54,979
Accumulated depreciation	(48,230)	(43,164)

Property and equipment, net	$17,222	$11,815

Accrued liabilities consisted of the following (in thousands):

	September 24, 2011	December 31, 2010
Accrued compensation and related benefits	$13,252	$13,376
Accrued warranty	12,256	3,789
Accrued excess and obsolete inventory at contract manufacturer	4,501	1,022
Accrued professional and consulting fees	2,000	1,613
Sales and use tax payable	1,050	1,066
Accrued customer rebates	92	1,880
Accrued Other	6,299	3,241

Total accrued liabilities	$39,450	$25,987

As of September 24, 2011, accrued compensation and related benefits, accrued warranty, accrued excess and obsolete inventory and accrued other, include accruals related to the acquisition of Occam. For more information regarding the acquisition, see Note 3 “Acquisition of Occam Networks” in the notes to these condensed consolidated financial statements.

8. Commitments and Contingencies

The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of September 24, 2011 (in thousands):

Remaining 2011	$841
2012	3,438
2013	3,543
2014	1,103
2015	466
Thereafter	27

Total	$9,418

The Company leases its primary office space in Petaluma, California under a lease agreement that extends through February 2014. The Company received a lease incentive consisting of $1.2 million in leasehold improvements provided by the lessor. The Company has capitalized the full amount of the lease incentive and is amortizing the cost of the improvements over the lease term. The value of the incentive is being amortized through rent expense over the lease term. Payments under the Company’s operating leases that escalate over the term of the lease are recognized as rent expense on a straight-line basis. The above table also includes future minimum lease payments for our facilities in Minneapolis, Minnesota, Acton, Massachusetts, Nanjing, China, Richardson, Texas and Fremont, Santa Barbara, and Simi Valley, California, which expire at various dates through 2016, and for certain equipment under non-cancelable operating lease agreements, obtained through our acquisition of Occam, which expire at various dates through 2015.

Rent expense was $0.9 million and $0.5 million, for the three months ended September 24, 2011, and September 25, 2010, respectively, and $2.6 million and $1.5 million for the nine months ended September 24, 2011, and September 25, 2010, respectively.

Purchase Commitments

In order to reduce manufacturing lead times and ensure adequate component supply, the Company’s primary contract manufacturer places orders for component inventory in advance based upon the Company’s build forecasts. The components are used by the contract manufacturer to build the products included in the build forecasts. The Company does not take ownership of the components and any outstanding orders do not represent firm purchase commitments pursuant to the Company’s agreement with the contract manufacturer. The Company incurs a liability and takes ownership of the inventory when the manufacturer has converted the component to a finished product and transferred the product to the shipping warehouse.

Historically, the Company has reimbursed its primary contract manufacturer for inventory purchases when component inventory has been rendered obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by its suppliers, or in cases where inventory levels greatly exceed projected demand. The estimated excess and obsolete component inventory liabilities related to such manufacturing and engineering change orders, which are included in accrued liabilities in the accompanying balance sheets, were $4.5 million and $1.0 million as of September 24, 2011 and December 31, 2010, respectively. The Company records these amounts in cost of products and services in its statement of operations.

In connection with its acquisition of Occam, the Company assumed purchase commitment obligations with certain contract manufacturers for the production of the company’s products. As of September 24, 2011, the Company had firm purchase commitments of $4.7 million.

Accrued Warranty

The Company provides a warranty for its hardware products. Hardware generally has a five-year warranty from the date of shipment. The Company accrues for potential warranty claims based on the Company’s historical claims experience. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.

Activity related to the product warranty is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Balance at beginning of period	$13,133	$4,491	$3,789	$4,213
Accrued warranty from the Occam acquisition	—	—	8,500	—
Warranty charged to cost of revenue	1,341	794	4,560	3,334
Utilization of warranty	(2,218)	(1,053)	(4,593)	(3,315)

Total accrued warranty	$12,256	$4,232	$12,256	$4,232

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

On September 16, 2010, the Company and two direct, wholly-owned subsidiaries of the Company, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). In response to the announcement of the Merger Agreement, on September 17, 2010, September 20, 2010 and September 21, 2010, three purported class action complaints were filed by three purported stockholders of Occam in the California Superior Court for Santa Barbara County: Kardosh v. Occam Networks, Inc., et al. (Case No. 1371748), or the Kardosh complaint; Kennedy v. Occam Networks, Inc., et al. (Case No. 1371762), or the Kennedy complaint; and Moghaddam v. Occam Networks, Inc., et al. (Case No. 1371802), or the Moghaddam complaint, respectively. The Kardosh, Kennedy and Moghaddam complaints, which are referred to collectively as the California class action complaints, are substantially similar. Each of the California class action complaints names Occam, the pre-acquisition members of the Occam board of directors and us as defendants.

The California class action complaints generally allege that the former members of the Occam board breached their fiduciary duties in connection with the acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction. The California class action complaints further allege that Occam and the other entity defendants aided and abetted the alleged breaches of fiduciary duty. The plaintiffs in the California class action complaints sought injunctive relief rescinding the merger transaction and damages in an unspecified amount, as well as costs, attorney’s fees, and other relief. On November 2, 2010, the three California class action complaints were consolidated into a single action, with the Kardosh action becoming the lead action, and on November 19, 2010, the California Superior Court issued an order staying the California class actions in favor of a substantively identical stockholder class action pending in the Delaware Court of Chancery (see below). The California class actions remain stayed under that order.

On October 6, 2010, a purported class action complaint was filed by stockholders of Occam in the Delaware Court of Chancery: Steinhardt v. Howard-Anderson, et al. (Case No. 5878-VCL). On November 24, 2010, these stockholders filed an amended complaint, or the amended Steinhardt complaint. The amended Steinhardt complaint names Occam and the members of the Occam board of directors as defendants. The amended Steinhardt complaint does not name Calix as a defendant.

Like the California class action complaints, the amended Steinhardt complaint generally alleges that the members of the Occam board breached their fiduciary duties in connection with the acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the merger transaction. The amended Steinhardt complaint also alleges that Occam and the former members of the Occam board breached their fiduciary duties by failing to disclose certain allegedly material facts about the merger transaction in the preliminary proxy statement and prospectus included in the Registration Statement on Form S-4 that Calix filed with the SEC on November 2, 2010. The amended Steinhardt complaint sought injunctive relief rescinding the merger transaction and award of damages in an unspecified amount, as well as plaintiffs’ costs, attorney’s fees, and other relief.

The merger transaction was completed on February 22, 2011. The Delaware plaintiffs continue to seek an award of damages in an unspecified amount.

The Company believes that the allegations in the California actions and the Delaware action relating to the amended Steinhardt complaint are without merit and intends to continue to vigorously contest the actions. However, there can be no assurance that the Company, will be successful in defending these ongoing actions. In addition, the Company has obligations, under certain circumstances, to hold harmless and indemnify each of the former Occam directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam’s bylaws and certificate of incorporation. Such obligations may apply to these lawsuits.

The Company is not currently a party to any other legal proceedings which, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition.

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

As of September 24, 2011 and December 31, 2010, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

As of September 24, 2011	Level 1	Level 2	Total
Money market funds	$17,769	$—	$17,769
Marketable securities	—	2,014	2,014

Total	$17,769	$2,014	$19,783

As of December 31, 2010
Money market funds	$55,465	$—	$55,465
Marketable securities	—	32,020	32,020

Total	$55,465	$32,020	$87,485

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

10. Net Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted net loss per common share is calculated by giving effect to all potential dilutive common shares, including options, warrants, common stock subject to repurchase and convertible preferred stock. For the three months and nine months ended September 24, 2011, unvested restricted stock awards granted during the quarter are included in the calculation of basic weighted average shares because such shares are participating securities.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Numerator:
Net loss applicable to common stockholders	$(6,934)	$(5,351)	$(47,336)	$(18,715)

Denominator:
Weighted-average common shares outstanding	47,128	37,341	44,866	26,751

Basic and diluted net loss per share	$(0.15)	$(0.14)	$(1.06)	$(0.70)

As the Company incurred net losses in the periods presented, the following table displays the Company’s other outstanding common stock equivalents that were excluded from the computation of diluted net loss per share, as the effect of including them would have been anti-dilutive (in thousands):

	Nine Months Ended
	September 24, 2011	September 25, 2010
Stock options	1,647	775
Restricted stock units	2,074	5,395
Common stock warrants	24	65

11. Stockholders’ Equity

Capital Structure

The Company maintains three equity incentive plans the 2000 Stock Plan, the 2002 Stock Plan and 2010 Equity Incentive Plan (together, the “Plans”). These plans were approved by the stockholders and are described in the Company’s Form 10-K filed with the SEC on February 24, 2011. In connection with the acquisition of Occam, the Company issued 6.4 million shares of the Company’s common stock, a value of $117.2 million. For more information regarding the acquisition, of Occam see Note 3 “Acquisition of Occam Networks” in the notes to these condensed consolidated financial statements. In connection with the Company’s Employee Stock Purchase Plan or the ESPP, 176,665 shares were issued on May 31, 2011. The Company issued 423,000 restricted stock awards to certain executives during the quarter ended September 24, 2011, which are included in common stock outstanding.

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

Stock Based Compensation

Stock-based compensation expense associated with stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and ESPP is measured at the grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. During the three and nine months ended September 24, 2011, the Company recorded stock-based compensation expense of $3.8 million and $17.2 million, respectively and for the three and nine months ended, September 25, 2010, the Company recorded stock-based compensation expense of $7.5 million and $17.5 million, respectively.

On February 22, 2011, in connection with the acquisition of Occam (see Note 3 “Acquisition of Occam Networks” in the notes to these condensed consolidated financial statements), the Company issued 536,190 stock options and 42,654 RSUs to certain Occam employees. The grants were in exchange for certain options and RSUs that were held by Occam employees prior to the acquisition which retained the original vesting schedule of the initial Occam grants, except for certain equity awards held by Occam executives that were accelerated in association with their severance agreements. The Company estimated the fair value of $5.9 million of the options and RSUs in accordance with ASC Topic 718. In accordance with ASC Topic 805 the Company allocated the value of $1.4 million of certain options and RSUs to consideration in the business combination with the remaining value of $4.5 million allocated to post-combination expense to be recognized over the remaining service period of the grants.

Stock Options

The Company estimates the fair value of stock options in accordance with ASC Topic 718. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Expected volatility	52%	60%	52%	51%
Expected life (years)	6.25	6.25	6.25	6.25
Expected dividend yield	—	—	—	—
Risk free interest rate	1.41%	1.91%	2.2%	2.60%

The Company’s computation of expected volatility for the three and nine months ended September 24, 2011 and September 25, 2010 is based on the Company’s peer-group of similar companies. The Company’s computation of expected term in the three and nine months ended September 24, 2011 and September 25, 2010 utilizes the simplified method in accordance with SAB 110. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. Thus, the Company applies an estimated forfeiture rate based on actual forfeiture experience. The Company recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

As of September 24, 2011, unrecognized stock-based compensation expense related to stock options of $8.8 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock Units

In September 2009, the Company began to grant RSUs to eligible employees, executives and outside directors. Each RSU represents a right to receive one share of the Company’s common stock (subject to adjustment for certain specified changes in the capital structure of the Company) upon the completion of a specific period of continued service.

Upon vesting of RSUs during the period ended September 24, 2011, the RSUs were net share-settled to cover the required withholding tax and the remaining amount was converted into an equivalent number of shares of common stock. The Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 486,000, which was based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were approximately $10.4 million, and these are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise have been issued as a result of the vesting and did not represent an expense to the Company.

The Company values the RSUs at fair value or the market price of the Company’s common stock on the date of grant. The Company recognizes non-cash compensation expense for the fair values of these RSUs on a straight-line basis over the requisite service period of these awards.

The weighted-average grant date fair value of RSUs granted during the nine months ended September 24, 2011 was $21.47 per share. As of September 24, 2011, unrecognized stock-based compensation expense related to RSUs of $22.1 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock Awards

In July 2011, the Company granted 423,000 RSAs to executives. The Company values the RSAs at fair value or the market price of the Company’s common stock on the date of grant. The Company recognizes non-cash compensation expense for the fair values of these RSAs on a straight-line basis over the requisite service period of these awards. The weighted-average grant date fair value of RSAs granted during the quarter was $21.67 per share. As of September 24, 2011, unrecognized stock-based compensation expense related to RSAs of $7.7 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 3.8 years.

Employee Stock Purchase Plan.

The Company’s 2010 Employee Stock Purchase Plan, as amended, (the “Employee Stock Purchase Plan”) allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their annual compensation subject to certain Internal Revenue Code limitations. The price of common stock purchased under the plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date and exercise date of each of the six month offering period.

The Employee Stock Purchase Plan provides for the issuance of a maximum of 1.0 million shares of common stock of which 0.8 million shares were available for issuance as of September 24, 2011. For the three and nine months ended September 24, 2011, stock-based compensation expense was $0.5 million and $1.1 million respectively.

As of September 24, 2011, unrecognized stock-based compensation expense related to employee stock purchase plan of $0.3 million was expected to be recognized over a remaining service period of 2 months.

12. Income Taxes

The Company has incurred operating losses since inception and so the losses have not been benefitted for tax purposes, and the provision relates to state taxes not based on income. Significant components affecting the tax rate include various state and alternative minimum taxes and the utilization of losses carried forward.

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

13. Credit Facility

The Company has a revolving credit facility of $30.0 million based upon a percentage of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services. The Company had outstanding letters of credit totaling $2.4 million as of September 24, 2011.

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

Our revenue has increased to $83.7 million and $253.1 million for the three and nine months ended September 24, 2011, respectively, from $75.5 million and $195.3 million for the three and nine months ended September 25, 2010, respectively. Continued revenue growth will depend on. our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, those customers in the large CSP and international markets. During the third quarter of fiscal 2011, we experienced a slowdown in business primarily related to continued delays in Broadband Stimulus awards under the American Recovery and Reinvestment Act of 2009 becoming shippable orders due to challenges that a number of our awarded customers are facing in navigating some of the bureaucratic hurdles of the program. Other factors that contributed to this slowdown include reduced investment in the traditional networks at two of our major customers, the competitive environment, weak macro-economic conditions and fiber shortages in certain portions of the market caused by the tsunami in Northern Japan earlier this year. We expect these issues to continue and negatively impact our fourth quarter results. Since our inception we have incurred significant losses, and as of September 24, 2011, we had an accumulated deficit of $459.0 million. Our net loss was $6.9 million and $47.3 million for the three and nine months ended September 24, 2011, respectively. Our net loss was $5.4 million and $17.8 million for the three and nine months ended September 25, 2010, respectively.

Basis of Presentation

Acquisition of Occam Networks

On February 22, 2011, we completed our acquisition of Occam Networks, Inc. (“Occam”), a provider of innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both fiber optic and copper networks in a stock and cash transaction valued at approximately $213.1 million which consisted of $94.4 million of cash consideration and a value of $118.7 million of common stock and equity awards issued. Through this acquisition, we expect to achieve the strategic benefits of creating a more competitive and efficient company, more capable of competing against larger telecommunications equipment companies in more markets and significant cost synergies due to the combined company. The combined organization is expected to provide communications service providers globally with an enhanced portfolio of advanced broadband access systems, and accelerate innovation across the expanded Calix Unified Access portfolio. The acquisition is also expected to result in more access options over both fiber and copper for communications service providers to deploy, which could expedite the proliferation of advanced broadband services to both residential and business subscribers, including such services as high-speed Internet, IPTV, VOIP, Ethernet business services, and other advanced broadband applications.

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

Revenue

We derive our revenue primarily from sales of our hardware products and related software. We generally recognize revenue after products have been delivered and accepted, and title has been transferred to the customer. In certain cases, our products are sold along with services, which include installation, training, post-sales software support and/or extended warranty services. To date, service revenue has comprised an insignificant portion of our revenue, and we have not reported service revenue separately from product revenue in our financial statements. As of September 24, 2011, our revenue deferrals, related to partially delivered arrangements that were entered into prior to January 1, 2010, and contracts with customers who receive government supported loans and grants from the U.S. Department of Agriculture’s Rural Utility Service (“RUS”) that include installation services, special customer arrangements and ratably recognized services totaled $31.7 million. Where substantive acceptance provisions are specified in an arrangement or extended return rights exist, revenue is deferred until all acceptance criteria have been met or the extended return rights expire. The timing of deferred revenue recognition may cause significant fluctuations in our revenue and operating results from period to period.

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

•

Merger-related expenses — Inventory acquired from Occam was revalued to its estimated fair value and is amortized to cost of revenue as the inventory is sold. We amortized $14.2 million related to the revaluation of inventory during the nine months ended September 24, 2011. Additionally, acquired inventories determined as excess and obsolete resulted in a write-down of $5.6 million in nine months ended September 24, 2011.

•

Amortization of acquired intangible assets — Amortized acquired intangible assets are comprised of core developed technologies, purchase order backlog and trade name obtained in the Occam and OSI acquisitions. The remaining balance of existing and core developed technologies resulting from our acquisition of OSI was fully amortized during the three months ended March 26, 2011.

Gross Profit

Our gross profit and gross margin have been, and will likely be, impacted by several factors, including new product introduction or upgrades to existing products, changes in customer mix, changes in the mix of products demanded and sold, shipment volumes, changes in our product costs, changes in pricing and the extent of customer rebates and incentive programs. We believe our gross margin could increase due to favorable changes in these factors, for example, increases in sales of our advanced E7 Ethernet service access platform, which was introduced in the fourth quarter of 2009, upgrades to our C7 platform, new introductions of our P-Series optical network terminal and reductions in the impact of rebate or similar programs. We believe our gross margin could decrease due to unfavorable changes in factors such as increased product costs, pricing decreases due to competitive pressure and an unfavorable customer or product mix. Changes in these factors could have a material impact on our future average selling prices and unit costs. Also, the timing of deferred revenue recognition and related deferred costs can have a material impact on our gross profit and gross margin results. The timing of recognition and the relative size of these arrangements could cause large fluctuations in our gross profit from period to period. Additionally, to date we have incurred merger-related expenses related to inventory acquired from Occam of $14.2 million resulting from the required revaluation of the inventory to its estimated fair value, in addition to an associated write-down of inventory determined as excess and obsolete of $5.6 million, and the amortization of existing and core developed technologies, purchase order backlog and trade name, totaling $7.5 million. We do not anticipate any further merger-related expenses relating to inventory acquired from Occam for the remainder of 2011 or thereafter related to our acquisition of Occam. Existing and core developed technologies, purchase order backlog and trade name acquired from Occam will amortize over a maximum period of 5 years.

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

•

Research and Development — Research and development expenses represent the largest component of our operating expenses and include personnel costs, consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations. We generally expense research and development costs as incurred, since the costs of software development that we incur after a product has reached technological feasibility are not material. We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products.

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

Other Income (Expense), Net

Other income (expense), net primarily includes interest expense on outstanding loans and interest income on our cash and investment balances. In addition, other income (expense), net includes adjustments to record our convertible preferred stock warrants at fair value. These convertible preferred stock warrants were converted into common stock warrants upon the closing of our initial public offering, or IPO, on March 26, 2010. Although an adjustment was recorded in the three months ended March 27, 2010, no such adjustment was made during the nine months ended September 24, 2011 and no further adjustments will be made in future periods. Further, on May 4, 2010, we paid in its entirety our outstanding term loan of $20.0 million including outstanding accrued interest and prepayment penalties of $0.4 million.

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

On January 1, 2010, we adopted the new accounting standard for multiple deliverable revenue arrangements (ASC Topic 605-25), on a prospective basis, related to allocating revenue in a multiple deliverable arrangement as described in the significant accounting policies in our Form 10-K filed with the SEC on February 24, 2011. Other than the adoption of ASC Topic 605-25, there have been no significant changes in our significant accounting policies during the nine months ended September 24, 2011 as compared to the significant accounting policies described in our Form 10-K filed with the SEC on February 24, 2011.

The items in our condensed consolidated financial statements requiring significant estimates and judgments are as follows:

Business Combination

We completed our acquisition of Occam Networks in February 2011 for a purchase price of $213.1 million which consisted of $94.4 million of cash consideration and a value of $118.7 million of common stock and equity awards issued. See Note 3 “Acquisition of Occam Networks” in the Notes to Condensed Consolidated Financial Statements.

We accounted for the acquisition of Occam under ASC Topic 805, “Business Combinations”. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The fair values assigned to the acquired assets and assumed liabilities are based on valuations using management’s best estimates and assumptions at the conclusion of the measurement period. During the measurement period (which is not to exceed one year from the acquisition date), we are required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. Our estimates are based on historical experience and information obtained from the management of the acquired companies. Our significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. We have finalized the fair values of the acquired assets and assumed liabilities from Occam Networks as of June 25, 2011.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using best estimate of selling prices, or BSP, of deliverables if a vendor does not have vendor-specific objective evidence of selling price, or VSOE, or third-party evidence of selling price, or TPE; and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We early adopted this accounting guidance at the beginning of our first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. Our products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment and are deemed to be non-contingent deliverables. We provide certain services at stated prices over a specified period of time and must meet specified performance conditions. As such, we have determined that our individual services are contingent deliverables. In addition, we provide specified packages of items considered a package arrangement which we also consider a contingent deliverable, and therefore we do not bill our customers until we have fully delivered the package. For multiple-element arrangements that include products and packages or services, we will first exclude the contingent revenue items and then allocate the remaining consideration to the non-contingent product deliverables on the basis of their relative selling price, which is currently BSP. To the extent that the stated contractual prices fall within our calculated range for BSP, we will allocate the consideration using the stated contractual prices. However, if the stated contractual price for any product deliverable is outside the range, the contractual prices will be adjusted using the midpoint price within its range in order to allocate arrangement consideration using the “relative selling price method.” Since the individual products and services meet the criteria for separate units of accounting, we will recognize revenue upon delivery of each product and/or services. Post-sales software support revenue and extended warranty services revenue is deferred and recognized ratably over the period during which the services are to be performed. Installation and training service arrangements are recognized upon delivery or completion of performance. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. Revenue from package arrangements is recognized upon full delivery of the package. In instances where substantive acceptance provisions are specified in the customer agreement, revenue is deferred until all acceptance criteria have been met. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

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

We regularly review VSOE, TPE and BSP and maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the third quarter and the first nine months ended September 24, 2011 nor do we expect a material impact in the near term from changes in VSOE, TPE or BSP.

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

During the three months ended September 24, 2011 and September 25, 2010, we recorded stock-based compensation of $3.8 million and $7.5 million, respectively. During the nine months ended September 24, 2011 and September 24, 2010, we recorded stock-based compensation expense of $17.2 million and $17.5 million, respectively. At September 24, 2011, we had $8.8 million of total unrecognized compensation cost related to stock options, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of approximately 3.1 years. At September 24, 2011, we had $29.8 million of total unrecognized compensation cost related to restricted stock units, or RSUs, and restricted stock awards or RSAs net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of approximately 3.32 years. To the extent that the actual forfeiture rate is different than what we have anticipated, stock-based compensation related to these awards will be adjusted in future periods.

Goodwill and Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of our acquisition of Occam in February 2011 and OSI, in February 2006. This goodwill is not deductible for tax purposes, and there have been no adjustments to goodwill since the applicable acquisition date.

Goodwill is not amortized but instead is subject to an impairment test annually or more frequently if events or changes in circumstances indicate that they may be impaired. We evaluate goodwill on an annual basis as of the end of the second quarter of each fiscal year. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, used to measure the amount of the impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Management has determined that it operates as a single reporting unit and therefore evaluates goodwill impairment at the enterprise level. Intangible assets with finite useful lives are amortized over their estimated useful lives, generally six months to five years, and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We have reviewed events and changes to our business during the quarter and have determined that there was no impairment to goodwill and intangible assets.

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

Results of Operations

Our results of operations for the third quarter and the first nine months ended September 24, 2011 include the operations of Occam beginning on February 22, 2011, the effective date of our acquisition of Occam.

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

Cost of revenue is strongly correlated to revenue and will tend to fluctuate from all the aforementioned factors that could impact revenue. Our cost of revenue for the three and nine months ended September 24, 2011 includes merger-related expenses and amortization of intangible assets from our acquisition of Occam as discussed in more detail below. Other additional factors that impact cost of revenue include changes in the mix of products delivered to our customers and changes in the cost of our inventory. Cost of revenue includes fixed expenses related to our internal operations department which could impact our cost of revenue as a percentage of revenue, if there are large sequential fluctuations to revenue.

Our operating expenses have fluctuated based on the following factors: timing of variable sales compensation expenses due to fluctuations in order volumes, timing of salary increases which have historically occurred in the second quarter, timing of research and development expenses including prototype builds and intermittent outsourced development projects and increases in stock-based compensation expenses resulting from modifications to outstanding stock options. Additionally, operating expenses for the three and nine months ended September 24, 2011 includes merger-related expenses and amortization of intangible assets from our acquisition of Occam as discussed in more detail below. As a result of the acquisition, we have also incurred increased compensation costs from additional headcount.

As a result of the fluctuations described above and a number of other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

Comparison of Three and Nine Months Ended September 24, 2011 and September 25, 2010

Revenue

The following table sets forth our revenue:

	Three Months Ended				Nine Months Ended
	September 24, 2011	September 25, 2010	Variance in Dollars	Variance in Percent	September 24, 2011	September 25, 2010	Variance in Dollars	Variance in Percent

	(in thousands, except percentages)
Revenue	$83,655	$75,492	$8,163	11%	$253,084	$195,348	$57,736	30%

Our revenue is principally derived in the United States. During the three months ended September 24, 2011 and September 25, 2010, revenue generated in the United States represented approximately 94% and 81% of revenue, respectively. During the nine months ended September 24, 2011 and September 25, 2010, revenue generated in the United States represented approximately 94% and 87% of revenue, respectively. Revenue increased during the third quarter and first nine months of fiscal 2011 compared with the corresponding periods of fiscal 2010, primarily due to an increase in our customer base as a result of the Occam acquisition. Our revenue in the third quarter of fiscal 2011 was impacted by a slowdown in business primarily related to continued delays in Broadband Stimulus awards under the American Recovery and Reinvestment Act of 2009 becoming shippable orders due to challenges that a number of our awarded customers are facing in navigating some of the bureaucratic hurdles of the program. Other factors that contributed to this slowdown include, reduced investment in the traditional networks at two of our major customers, the competitive environment, weak macro-economic conditions and fiber shortages in certain portions of the market caused by the tsunami in Northern Japan. We expect these issues to continue and negatively impact our fourth quarter results.

Cost of Revenue and Gross Profit

The following table sets forth our costs of revenue:

	Three Months Ended				Nine Months Ended
	September 24, 2011	September 25, 2010	Variance in Dollars	Variance in Percent	September 24, 2011	September 25, 2010	Variance in Dollars	Variance in Percent

	(in thousands, except percentages)
Cost of revenue:
Products and services	$49,002	$45,168	$3,834	8%	$143,209	$117,194	$26,015	22%
Merger related expenses	—	—	—	—	19,966	—	19,966	NA
Amortization of intangible assets	2,806	1,360	1,446	106%	7,510	4,080	3,430	84%

Total cost of revenue	$51,808	$46,528	$5,280	11%	$170,685	$121,274	$49,411	41%

Gross profit	$31,847	$28,964	$2,883	10%	$82,399	$74,074	$8,325	11%

Gross margin	38.1%	38.4%			32.6%	37.9%

Cost of revenues increased during the third quarter and first nine months of fiscal 2011 compared with the corresponding periods of fiscal 2010, primarily due to an increase in revenues recognized during this period and merger-related expenses in connection with our acquisition of Occam. In addition we experienced a significant increase in the excess and obsolete inventory reserves in the third quarter of fiscal 2011 primarily due to end of life inventory and excess parts held by us and our contract manufacturer.

Gross margin decreased slightly during the third quarter of fiscal 2011, primarily due to higher acquisition related amortization expense of intangible assets when compared to the corresponding period of fiscal 2010. During the first nine months of fiscal 2011 gross margin decreased primarily due to the merger-related expenses due to revaluation of inventory acquired in our acquisition of Occam. In addition, we recorded significant reserves for excess and obsolete inventory acquired from Occam during the first nine months ended of fiscal 2011. Excluding merger-related expenses gross margin increased during first nine months of fiscal 2011 to 40.4% primarily due to cost reductions, product mix, and within product mix the introduction of many new products in the last twelve months.

In connection with the acquisition of Occam, $30.3 million of the total purchase price was allocated to amortizable intangible assets which included core developed technologies, purchase order backlog and trade name and is being amortized to cost of revenue. In connection with the acquisition of OSI, $28.9 million of the total purchase price was allocated to amortizable intangible assets which also included existing and core developed technologies, and purchase order backlog. For the three months ended September 24, 2011 and September 25, 2010, we recorded amortization expense of $2.8 million and $1.4 million, respectively. For the nine months ended September 24, 2011 and September 25, 2010, we recorded amortization expense of $7.5 million and $4.1 million, respectively. The amortization of intangible assets related to our acquisition of OSI was completed during the three months ended March 26, 2011. These intangible assets related to Occam will amortize over their estimated useful lives.

Operating Expenses

Research and Development Expenses

The following table sets forth our research and development expenses:

	Three Months Ended				Nine Months Ended
	September 24, 2011	September 25, 2010	Variance in Dollars	Variance in Percent	September 24, 2011	September 25, 2010	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Research and development	$16,717	$14,299	$2,418	17%	$50,340	$39,232	$11,108	28%
Percent of total revenue	20.0%	18.9%			19.9%	20.1%

Research and development expenses increased during the third quarter and first nine months of fiscal 2011 compared with the corresponding periods in fiscal 2010, primarily due to an increase in compensation and related costs from an increase in headcount and increased facilities related expenses, resulting from the acquisition of Occam and the expansion of our China development center. In addition we also experienced an increase in prototype and consulting expenses related to new product development and our pursuit of OSMINE certification. This increase was partially offset by a decrease in stock-based compensation expense resulting from RSUs granted in a company-wide stock option exchange program which began amortizing at the date of our IPO on March 24, 2010 and were fully vested and amortized in April 2011.

Sales and Marketing Expenses

The following table sets forth our sales and marketing expenses:

	Three Months Ended				Nine Months Ended
	September 24, 2011	September 25, 2010	Variance in Dollars	Variance in Percent	September 24, 2011	September 25, 2010	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Sales and marketing	$12,593	$10,408	$2,185	21%	$38,831	$29,014	$9,817	34%
Percent of total revenue	15.1%	13.8%			15.3%	14.9%

Sales and marketing expenses increased during the third quarter and first nine months of fiscal 2011 compared with the corresponding periods in fiscal 2010, primarily due to an increase in compensation and related costs from an increase in headcount resulting from our acquisition of Occam and increased commission costs related to higher sales order volumes. In addition we experienced increases in travel related costs and facilities related expenses.

General and Administrative Expenses

The following table sets forth our general and administrative expenses:

	Three Months Ended				Nine Months Ended
	September 24, 2011	September 25, 2010	Variance in Dollars	Variance in Percent	September 24, 2011	September 25, 2010	Variance in Dollars	Variance in Percent

	(in thousands, except percentages)
General and administrative	$5,475	$7,344	$(1,869)	(25)%	$21,450	$19,515	$1,935	10%
Percent of total revenue	6.5%	9.7%			8.5%	10.0%

General and administrative expenses decreased during the third quarter of fiscal 2011 and increased in the first nine months of fiscal 2011 compared with the corresponding periods in fiscal 2010. The decrease in the third quarter was primarily due to a decrease in stock-based compensation expense resulting from RSUs granted in a company-wide stock option exchange program which began amortizing at the date of our IPO on March 24, 2010 and were fully vested and amortized in April 2011. This decrease was partially offset by an increase in facilities related expenses, primarily resulting from the Occam acquisition. General and administrative expenses increased during the nine months ended September 24, 2011 as a result of compensation and related costs from increased headcount and an increase in facilities related expenses, due to the Occam acquisition, partially offset by a decrease in stock-based compensation expense resulting from the vesting of RSUs in April 2011 as noted above.

Merger-related and other expenses

The following table sets forth our merger-related and other expenses:

	Three Months Ended				Nine Months Ended
	September 24, 2011	September 25, 2010	Variance in Dollars	Variance in Percent	September 24, 2011	September 25, 2010	Variance in Dollars	Variance in Percent

	(in thousands)
Merger-related and other expenses	$1,404	$2,137	$(733)	(34)%	$12,927	$2,137	$10,790	505%

In connection with our acquisition of Occam, we have incurred operating merger-related and other expenses of $1.4 million and $12.9 million in the third quarter and the first nine months of fiscal 2011. The merger-related and other expenses primarily consists of legal and professional expenses, severance for terminated Occam employees, salaries paid to transitional Occam employees, and to a lesser extent a litigation settlement charge. In addition, we incurred expenses associated with consolidating facilities and stock-based compensation expense primarily related to accelerated vesting for certain Occam executives that terminated subsequent to the acquisition date. The merger-related and other expenses in the corresponding periods in fiscal 2010 consisted of legal and professional expenses in connection with our effort to acquire Occam. We do not anticipate to record any future merger related expenses. For more information regarding the Occam acquisition, see Note 3 “Acquisition of Occam Networks” in the Notes to Condensed Consolidated Financial Statements included in this report.

Amortization of Intangible Assets

The following table sets forth our amortization of intangible asset expenses:

	Three Months Ended				Nine Months Ended
	September 24, 2011	September 25, 2010	Variance in Dollars	Variance in Percent	September 24, 2011	September 25, 2010	Variance in Dollars	Variance in Percent

	(in thousands, except percentages)
Amortization of intangible assets	$2,552	$185	$2,367	1279%	$6,016	$555	$5,461	984%

In connection with the acquisition of Occam, $51.0 million of the total purchase price was allocated to the amortizable intangible asset, customer relationships, which are being amortized to operating expenses. In connection with the acquisition of OSI, $3.7 million of the total purchase price was allocated to customer relationships. For the three months ended September 24, 2011 and September 25, 2010, we recorded amortization expense of $2.6 million and $0.2 million, respectively. For the nine months ended September 24, 2011 and September 25, 2010, we recorded amortization expense of $ 6.0 million and $0.6 million, respectively. The amortization of intangible assets related to our acquisition of OSI was completed during the three months ended March 26, 2011. The intangible assets related to Occam will amortize over their estimated useful lives.

Other Income (Expense)

The following table sets forth our other income (expense):

	Three Months Ended				Nine Months Ended
	September 24, 2011	September 25, 2010	Variance in Dollars	Variance in Percent	September 24, 2011	September 25, 2010	Variance in Dollars	Variance in Percent

	(in thousands, except percentages)
Interest income	$11	$120	$(109)	(91)%	$80	$297	$(217)	(73)%
Interest expense	(48)	(45)	(3)	7%	(139)	(1,138)	999	(88)%
Change in fair value of preferred stock warrants	—	—	—	—	—	(173)	173	(100)%
Other income (expense)	35	4	31	775%	64	13	51	392%

Total other income (expense)	$(2)	$79	$(81)		$5	$(1,001)	$1,006

The decrease in other expense, in the nine months ended September 24, 2011, when compared to the corresponding period of 2010 was primarily due to the repayment of our outstanding loan of $20.0 million on May 4, 2010 including outstanding accrued interest and prepayment penalties of $0.4 million.

The expense resulting from the change in the fair value of preferred stock warrants was recorded in the first quarter of 2010. Such preferred stock warrants were converted to common stock warrants at the end of the first quarter of 2010 in connection with our initial public offering and will no longer require revaluation in future periods and therefore there was no related expense in any of the quarters in fiscal 2011or the quarters of fiscal 2010, following the first quarter.

Liquidity and Capital Resources

	Nine Months Ended
	September 24, 2011	September 25, 2010
	(in thousands)
Net cash provided by operating activities	$8,739	$8,377
Net cash used in investing activities	(37,325)	(42,440)
Net cash (used in) provided by financing activities	(7,545)	37,383

At September 24, 2011, we had cash, cash equivalents and marketable securities of $32.3 million, which primarily consisted of money market mutual funds and highly liquid debt instruments held at major financial institutions. We have a revolving credit facility of $30.0 million based upon a percentage of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services. Since inception, we financed our operations primarily through private sales of equity and from borrowings under credit facilities. In our IPO we raised net proceeds of approximately $57.3 million. On May 4, 2010, we paid down our outstanding term loan of $20.0 million with Silicon Valley Bank, or SVB, in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million. On February 22, 2011, we completed our acquisition of Occam in a stock and cash transaction valued at approximately $213.1 million. We paid $94.4 million in cash as part of the acquisition cost which was partially funded by cash assumed from Occam of $33.6 million. See Note 3 “Acquisition of Occam Networks” in the Notes to Condensed Consolidated Financial Statements included in this report for more information regarding our acquisition of Occam.

Operating Activities

Our operating activities provided cash of $8.7 million in the nine months ended September 24, 2011. This resulted primarily from non-cash charges of $39.2 million (the majority of which consist of stock-based compensation expense and depreciation and amortization expense) and positive net changes in operating assets and liabilities, largely offset by our net loss of $47.3 million. Cash inflows from changes in operating assets and liabilities included a net decrease of $12.3 million in accounts receivable due to strong cash collections, $9.6 million related to the sell through of inventory, an increase in deferred revenue of $5.8 million of certain RUS funded contracts and an increase in accrued liabilities of $2.9 million. These inflows were partially offset by cash outflows from accounts payable of $10.1 million resulting primarily from payments of accounts payable assumed from Occam, an increase of $2.3 million in prepaid and other current assets and an increase in deferred cost of revenue of $1.2 million, primarily related to the deferral of revenue of certain RUS funded contracts.

In the nine months ended September 24, 2010 our operating activities provided cash of $8.4 million. This resulted primarily from non-cash charges of $26.7 million (the majority of which consist of stock-based compensation charges), partially offset by our net loss of $17.8 million. Cash inflows from changes in operating assets and liabilities included a decrease in accounts receivable of $14.1 million due to lower shipments in the third quarter of 2010 compared to the fourth quarter of 2009, a decrease in deferred cost of goods sold of $6.0 million related to the decrease in deferred revenue, and a decrease in prepaid expenses and other assets of $1.4 million primarily due to lower procurement of raw materials on behalf of our manufacturing vendor and the write-off of loan origination fees from the repayment of our loan with SVB. Cash outflows from changes in operating assets and liabilities included a decrease in deferred revenue of $7.9 million primarily the result of a change in revenue recognition rules on multiple-element arrangements, which allowed us to recognize revenue on partially delivered orders in 2010 and an amendment to a customer agreement that had previously been accounted for under the ASC Topic 985-605, an increase in inventory of $6.4 million as we build inventories in anticipation of higher shipment volumes in future periods, a decrease in accounts payables of $5.9 million resulting from lower inventory receipts in the last month of the third quarter of 2010 compared to the last month of the fourth quarter of 2009, and an increase in accrued liabilities of $2.7 million primarily due to an increase in employee compensation, legal fees related to our efforts to acquire Occam partially offset by a decrease in accrued customer rebates.

Investing Activities

Our cash used in investing activities in the nine months ended September 24, 2011 primarily consisted of our acquisition of Occam for $60.8 million, net of $33.6 million of Occam cash assumed in the transaction, and capital expenditures of $6.3 million, partially offset by maturities of marketable securities of $29.8 million.

Our cash used in investing activities in the nine months ended September 25, 2010 consisted of capital expenditures of $3.9 million, the purchase of marketable securities of $74.6 million, which primarily included highly liquid debt instruments and certificates of deposit, offset by sales and maturities of marketable securities of $36.1 million.

Financing Activities

Our cash used in financing activities of $7.5 million in the nine months ended September 24, 2011, primarily consisted of payment of payroll taxes for the vesting of restricted stock units of $10.4 million, offset by proceeds of $2.1 million from the issuance of common stock under the employee stock purchase plan (“ESPP”) and proceeds of $0.8 million from the exercise of stock options.

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

Working Capital and Capital Expenditure Needs

We currently have no material cash commitments, except for normal recurring trade payables, expense accruals, operating leases and firm purchase commitments. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. We may be required to issue performance bonds to satisfy requirements under our RUS-funded contracts. We issue letters of credit under our existing credit facility to support these performance bonds. In the event we do not have sufficient capacity under our credit facility to support these bonds, we will have to purchase certificates of deposit, which could materially impact our working capital or limit our ability to satisfy such contract requirements. At September 24, 2011, we have cash of $1.1 million restricted for the issuance of surety performance bonds we acquired through our acquisition of Occam. There were no restrictions on our cash at December 31, 2010. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 24, 2011 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 years
Operating lease obligations	$9,418	$841	$6,981	$1,569	$27
Firm purchase commitments(1)	4,668	4,668	—	—	—

Total	$14,086	$5,509	$6,981	$1,569	$27

(1)	In connection with our acquisition of Occam, under the terms of the agreement with certain contract manufacturers, we have issued purchase orders for the production of our products. We are required to place orders in advance with our contract manufacturers to meet estimated sales demands. Future amounts payable to the contract manufacturers will vary based on the level of requirements.

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

Off-Balance Sheet Arrangements

As of September 24, 2011 and December 31, 2010, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other” that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. We do not expect that the adoption of this update will have a material impact on its consolidated financial statements at this time.

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

In addition, to improve consistency in application across jurisdictions some changes in wording were made to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments in this Update are to be applied prospectively and are effective during interim and annual period beginning after December 15, 2011. We will evaluate the requirements and do not believe that the adoption of this update will have a material impact on our consolidated financial statements at this time.

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

Our exposure to interest rates also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. Any outstanding borrowings under our term loan and line of credit bear a variable rate of interest based upon the applicable LIBOR or prime rate and is adjusted monthly based upon changes in the Federal Reserve’s prime rate. On May 4, 2010, we paid down our outstanding term loan of $20.0 million, which bore interest at LIBOR (not less than 1.25%) plus 6.50%, in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million. As of September 24, 2011, we had no term loans outstanding. As of September 24, 2011, there were no outstanding borrowings under the revolving credit facility.

Foreign Currency Risk

Our sales contracts and vendor payables are primarily denominated in U.S. dollars and, therefore, the majority of our revenues and operating expenses are not subject to foreign currency risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 24, 2011, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

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

On September 16, 2010, the Company and two direct, wholly-owned subsidiaries of the Company, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). In response to the announcement of the Merger Agreement, on September 17, 2010, September 20, 2010 and September 21, 2010, three purported class action complaints were filed by three purported stockholders of Occam in the California Superior Court for Santa Barbara County: Kardosh v. Occam Networks, Inc., et al. (Case No. 1371748), or the Kardosh complaint; Kennedy v. Occam Networks, Inc., et al. (Case No. 1371762), or the Kennedy complaint; and Moghaddam v. Occam Networks, Inc., et al. (Case No. 1371802), or the Moghaddam complaint, respectively. The Kardosh, Kennedy and Moghaddam complaints, which are referred to collectively as the California class action complaints, are substantially similar. Each of the California class action complaints names Occam, the pre-acquisition members of the Occam board of directors and us as defendants.

The California class action complaints generally allege that the former members of the Occam board breached their fiduciary duties in connection with the acquisition of Occam by us, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction. The California class action complaints further allege that Occam and the other entity defendants aided and abetted the alleged breaches of fiduciary duty. The plaintiffs in the California class action complaints sought injunctive relief rescinding the merger transaction and damages in an unspecified amount, as well as costs, attorney’s fees, and other relief. On November 2, 2010, the three California class action complaints were consolidated into a single action, with the Kardosh action becoming the lead action, and on November 19, 2010, the California Superior Court issued an order staying the California class actions in favor of a substantively identical stockholder class action pending in the Delaware Court of Chancery (see below). The California class actions remain stayed under that order.

On October 6, 2010, a purported class action complaint was filed by stockholders of Occam in the Delaware Court of Chancery: Steinhardt v. Howard-Anderson, et al. (Case No. 5878-VCL). On November 24, 2010, these stockholders filed an amended complaint, or the amended Steinhardt complaint. The amended Steinhardt complaint names Occam and the former members of the Occam board of directors as defendants. The amended Steinhardt complaint does not name Calix as a defendant.

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

We believe that the allegations in the California actions and the Delaware action relating to the amended Steinhardt complaint are without merit and intend to continue to vigorously contest the actions. However, there can be no assurance that we will be successful in defending these ongoing actions. In addition, we have obligations, under certain circumstances, to hold harmless and indemnify each of the former Occam directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam’s bylaws and certificate of incorporation. Such obligations may apply to these lawsuits.

We are not currently a party to any other legal proceedings which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition.

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

Risks Related to Our Merger Transaction with Occam

Future results of the combined organization may differ materially from the unaudited pro forma combined financial statements presented in the proxy statement/prospectus filed on December 15, 2010, as amended from time to time, and the financial forecasts provided to our and Occam’s financial advisors in connection with discussions concerning the merger transaction and the potential benefits of the merger transaction may not be realized. *

The future results of the combined organization may be materially different from those shown in the unaudited pro forma combined financial statements presented in the proxy statement/prospectus filed on December 15, 2010, as amended from time to time, which show only a combination of our and Occam’s historical results and the financial forecasts provided to our and Occam’s financial advisors in connection with discussions concerning the merger transaction. We have incurred, and expect to incur in the future, significant costs associated with the merger of the two companies. In addition, these costs may decrease the capital that the combined organization could use for revenue-generating investments in the future. Furthermore, potential growth, expected financial results, perceived synergies and anticipated opportunities may not be realized through the ongoing integration of our and Occam’s businesses.

The merger could cause disruptions and materially adversely affect the future business and operations of the combined organization.

In connection with the merger, it is possible that some customers, suppliers and other persons with whom we or Occam have had a business relationship may delay or defer certain business decisions, or determine to purchase a competitor’s products. In particular, customers could be reluctant to purchase products due to uncertainty about the direction of our combined technology and product road map, and uncertainty regarding the willingness of the combined organization to support and service existing products after the merger. If customers, suppliers or other persons, delay or defer business decisions, or purchase a competitor’s products, it could negatively impact revenues, earnings and cash flows of the combined organization, as well as the market price of our common stock.

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

We believe that the allegations in each of the pending actions are without merit and intend to vigorously contest the actions. However, there can be no assurance that we will be successful in our defense. In addition, pursuant to the Merger Agreement and Delaware law, we have obligations, under certain circumstances, to hold harmless and indemnify each of the former directors of Occam against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam’s bylaws and certificate of incorporation. Such obligations may apply to these lawsuits, and therefore an unfavorable outcome in these lawsuits could result in substantial costs for us, even where we are not named defendants.

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

We have experienced net losses in each year of our existence. For the nine months ended September 24, 2011 and September 25, 2010, we incurred net losses of $47.3 million and $17.8 million, respectively. As of September 24, 2011, we had an accumulated deficit of $459.0 million.

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

Our business is dependent on the capital spending patterns of CSPs, and any decrease or delay in capital spending by CSPs, in response to recent economic conditions or otherwise, would reduce our revenues and harm our business.*

Demand for our products depends on the magnitude and timing of capital spending by CSPs as they construct, expand and upgrade their access networks. For the nine months ended September 24, 2011, CenturyLink, Inc., or CenturyLink, purchased a significant amount of our access systems and software. However, we cannot anticipate the level of CenturyLink’s purchases in the future. On April 1, 2011, CenturyLink completed their merger with Qwest Communications. This merger could create uncertainty for us as to whether we will continue to be chosen as a preferred network equipment vendor for the combined organization. In addition, the recent economic downturn has contributed to a slowdown in telecommunications industry spending, including in the specific geographies and markets in which we operate. In response to reduced consumer spending, challenging capital markets or declining liquidity trends, capital spending for network infrastructure projects of CSPs could be delayed or cancelled. In addition, capital spending is cyclical in our industry and sporadic among individual CSPs, and can change on short notice. As a result, we may not have visibility into changes in spending behavior until nearly the end of a given quarter. CSP spending on network construction, maintenance, expansion and upgrades is also affected by seasonality in their purchasing cycles, reductions in their budgets and delays in their purchasing cycles. In addition we believe, the capital expenditures amongst some CSPs have also been adversely affected due to recent fiber shortages in certain portions of the market. Many factors affecting our results of operations are beyond our control, particularly in the case of large CSP orders and network infrastructure deployments involving multiple vendors and technologies where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the customer or other providers, and changes in customer requirements or installation plans. Further, CSPs may not pursue infrastructure upgrades that require our access systems and software. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, mergers, lack of consumer demand for advanced communications services and alternative approaches to service delivery. Reductions in capital expenditures by CSPs may slow our rate of revenue growth. As a consequence, our results for a particular quarter may be difficult to predict, and our prior results are not necessarily indicative of results likely in future periods.

Government-sponsored programs could impact the timing and buying patterns of CSPs, which may cause fluctuations in our operating results. *

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

To the extent that our customers do receive grants or loans under these stimulus programs, our customers may be encouraged to accelerate their network development plans and purchase substantial quantities of products, from us or other suppliers, while the programs and funding are in place. Customers may thereafter substantially curtail future purchases of products as ARRA funding winds down or because all purchases have been completed. Award grants under the Broadband Stimulus programs have been issued between December 2009 and September 2010. The timetable for completion of funded projects varies between the two agencies administering the awards. Projects funded under the Broadband Technology Opportunities Program (BTOP), which is administered by the National Telecommunications and Information Administration (NTIA), must be completed by September 30, 2013. Projects funded under the Broadband Initiatives Program (BIP), which is administered by the Rural Utilities Service, must be completed by September 30, 2015.

We have experienced continued delays in purchasing commitments from our customers who have been awarded Broadband Stimulus funds, which have negatively impacted our operating results. In addition the revenue recognition guidelines related to the sales of our access systems to CSPs who have received Broadband Stimulus funds may create uncertainties around the timing of our revenue, which could harm our financial results. In addition, any changes in government regulations and subsidies could cause our customers to change their purchasing decisions which could have an adverse effect on our operating results and financial condition.

We face intense competition that could reduce our revenue and adversely affect our financial results.

The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our competitors include companies such as ADTRAN, Inc., Alcatel- Lucent S.A., Ciena Corporation, Huawei Technologies Co., Ltd., LM Ericsson Telephone Company, or Ericsson, Tellabs, Inc., ZTE Corporation , and Zhone Technologies, Inc.

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

We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the nine months ended September 24, 2011 and September 25, 2010, our research and development expenses were $50.3 million, or 20% of our revenue, and $39.2 million, or 20 % of our revenue, respectively. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.

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

Furthermore, in recent years, the CSP market has undergone substantial consolidation. Industry consolidation generally has negative implications for equipment suppliers, including a reduction in the number of potential customers, a decrease in aggregate capital spending, and greater pricing leverage on the part of CSPs over equipment suppliers. Continued consolidation of the CSP industry, including the merger completed in April 2011 between CenturyLink and Qwest Communications, and among the Incumbent Local Exchange Carrier, or ILEC, and IOC customers, who represent a large part of our business, could make it more difficult for us to grow our customer base, increase sales of our products and maintain adequate gross margins.

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

We depend on sole source and limited source suppliers for key components and products. If we are unable to source these components on a timely basis, we will not be able to deliver our products to our customers.*

We depend on sole source and limited source suppliers for key components of our products. For example, certain of our application-specific integrated circuits processors and resistor networks are purchased from sole source suppliers. We may from time to time enter into original equipment manufacturer, or OEM, or original design manufacturer, or ODM, agreements to manufacture and/or design certain products in order to enable us to offer products into key markets on an accelerated basis. For example, a third party assisted in the design of and manufactures our E5-100 platform family. Any of the sole source and limited source suppliers, OEMs and ODMs upon whom we rely could stop producing our components or products, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. We generally do not have long-term supply agreements with our suppliers, and our purchase volumes are currently too low for us to be considered a priority customer by most of our suppliers. As a result, most of these suppliers could stop selling to us at commercially reasonable prices, or at all. Any such interruption or delay may force us to seek similar components or products from alternative sources, which may not be available. Switching suppliers, OEMs or ODMs may require that we redesign our products to accommodate new components, and may potentially require us to re-qualify our products with our customers, which would be costly and time-consuming. Any interruption in the supply of sole source or limited source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher expenses and would harm our business.

Although we do not have manufacturing facilities in Japan, a small number of Japanese factories produce some of the components we use in our products and other components that our customers use that are required to be secured as a precursor to buying our products. A few of these manufacturers have reported disruptions in to their production because of damage to their facilities as a result of natural disasters earlier in 2011 in Japan. Although most of these factories are back on line, such interruptions or delays may force us or our customers to seek similar components from alternative sources, which may not be available. Interruptions in supply resulting from such unforeseen natural disasters could result in lost revenue or higher expenses and would harm our business.

If we fail to forecast our manufacturing requirements accurately and manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays and lose revenue.

We bear inventory risk under our contract manufacturing arrangements. Lead times for the materials and components that we order through our contract manufacturers vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our products are currently lengthy, requiring us or our contract manufacturers to order materials and components several months in advance of manufacture. If we overestimate our production requirements, we or our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-down costs. Historically, we have reimbursed our primary contract manufacturer for inventory purchases when our inventory has been rendered obsolete, for example due to manufacturing and engineering change orders resulting from design changes manufacturing discontinuation of parts by our suppliers, or in cases where inventory levels greatly exceed projected demand. If we experience excess inventory write-downs associated with excess or obsolete inventory, this would have an adverse effect on our gross margins, financial condition and results of operations. We have experienced unanticipated increases in demand from customers which resulted in delayed shipments and variable shipping patterns. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt manufacturing of our products and result in delays or cancellation of sales.

If we fail to comply with evolving industry standards, sales of our existing and future products would be adversely affected.

The markets for our products are characterized by a significant number of standards, both domestic and international, which are evolving as new technologies are deployed. Our products must comply with these standards in order to be widely marketable. In some cases, we are compelled to obtain certifications or authorizations before our products can be introduced, marketed or sold in new markets or to customers which we have not historically served. In addition, our ability to expand our international operations and create international market demand for our products may be limited by regulations or standards adopted by other countries that may require us to redesign our existing products or develop new products suitable for sale in those countries. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, we may not be able to design our products to comply with evolving standards and regulations in the future. Accordingly, this ongoing evolution of standards may directly affect our ability to market or sell our products. Further, the cost of complying with the evolving standards and regulations, or the failure to obtain timely domestic or foreign regulatory approvals or certification such that we may not be able to sell our products where these standards or regulations apply, would result in lower revenues and lost market share.

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

We depend on certain proprietary technology for our success and ability to compete. As of September 24, 2011, we held 60 U.S. patents and had 38 pending U.S. patent applications. Two of the U.S. patents are also covered by granted international patents, one in five countries and the other in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.

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

Our customers are subject to government regulation, and changes in current or future laws or regulations that negatively impact our customers could harm our business.*

The FCC has jurisdiction over all of our U.S. customers. FCC regulatory policies that create disincentives for investment in access network infrastructure or impact the competitive environment in which our customers operate may harm our business. For example, future FCC regulation affecting providers of broadband Internet access services could impede the penetration of our customers into certain markets or affect the prices they may charge in such markets. Furthermore, many of our customers are subject to FCC rate regulation of interstate telecommunications services, and are recipients of federal universal service fund payments, which are intended to subsidize telecommunications services in areas that are expensive to serve. In early October 2011, the chairman of the FCC outlined a plan to transform the Universal Service Fund, a $8 billion fund that is paid for by the nation’s telephone customers and used to subsidize basic telephone service in rural areas, into one that will help expand broadband Internet service to 18 million Americans who lack high-speed access. Changes to these programs could change the ability of IOCs to access capital and reduce our revenue opportunities. In addition, many of our customers are subject to state regulation of intrastate telecommunications services, including rates for such services, and may also receive funding from state universal service funds. Changes in rate regulations or universal service funding rules, either at the federal or state level, could adversely affect our customers’ revenues and capital spending plans. In addition, various international regulatory bodies have jurisdiction over certain of our non-U.S. customers. Changes in these domestic and international standards, laws and regulations, or judgments in favor of plaintiffs in lawsuits against CSPs based on changed standards, laws and regulations could adversely affect the development of broadband networks and services. This, in turn, could directly or indirectly adversely impact the communications industry in which our customers operate. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, our business, financial condition and results of operations would suffer.

We engage some resellers to promote, sell, install and support our products to some customers in North America, and internationally. Their failure to do so or our inability to recruit or retain resellers may reduce our sales and thus harm our business.*

We engage some value added resellers, or VARs, who provide sales and support services. We compete with other telecommunications systems providers for our VARs’ business as our VARs generally market competing products. If a VAR promotes a competitor’s products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key VAR or the failure of VARs to provide adequate customer service could have a negative effect on customer satisfaction and could cause harm to our business. If we do not properly train our VARs to sell, install and service our products, our business, financial condition and results of operations may suffer. Our use of VARs and other third party support partners, and the associated risks, are likely to increase as we expand sales outside of North America.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales, or purchases made by or on behalf of us or by any affiliated purchaser, of our equity securities during the three month period ended September 24, 2011.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

32.1	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

101	The following materials from Calix Quarterly Report on Form 10-Q for the quarter ended September 24, 2011, formatted in XBRL (Extensible Business Reporting Language(XBRL)): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements**

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

CALIX, INC. (Registrant)

Dated: October 20, 2011	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Dated: October 20, 2011	By:	/s/ Michael Ashby
Michael Ashby
Chief Financial Officer (Principal Financial Officer)