Form 10-K
period 2011-12-31
CALIX, INC
filed 2012-02-24
CIK 1406666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the Common Stock held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange on June 25, 2011, was approximately $695,908,305. Shares held by each executive officer, director and by each person who owns more than 10% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2012, the number of shares of the registrant’s common stock outstanding was 47,853,750.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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

Forward-looking statements involve a number of risks, uncertainties and assumptions, and actual results or events may differ materially from those projected or implied in those statements. Important factors that could cause such differences include, but are not limited to:

•	our ability to predict our revenue and plan our expenses appropriately;

•	the capital spending patterns of communications service providers, or CSPs, and any decrease or delay in capital spending by CSPs due to economic, regulatory or other reasons;

•	the impact of government-sponsored programs on our customers;

•	intense competition;

•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;

•	our ability to achieve market acceptance of our products and CSPs’ willingness to deploy our new products;

•	the concentration of our customer base;

•	the length and unpredictability of our sales cycles;

•	our focus on CSPs with limited revenue potential;

•	our lack of long-term, committed-volume purchase contracts with our customers;

•	our ability to increase our sales to larger North American as well as international CSPs;

•	our exposure to the credit risks of our customers;

•	fluctuations in our gross margin;

•	the interoperability of our products with CSP networks;

•	our dependence on sole and limited source suppliers;

•	our ability to manage our relationships with our contract manufacturers;

•	our ability to forecast our manufacturing requirements and manage our inventory;

•	our products’ compliance with industry standards;

•	our ability to expand our international operations;

•	the ability to address and resolve risks related to acquisitions

•	our ability to protect our intellectual property and the cost of doing so;

•	the quality of our products, including any undetected hardware errors or bugs in our software;

•	our ability to estimate future warranty obligations due to product failure rates;

•	our ability to obtain necessary third-party technology licenses;

•	any obligation to issue performance bonds to satisfy requirements under the U.S. Department of Agriculture’s Rural Utility Service, or RUS, contracts;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to build and sustain the proper technology infrastructure; and

•	our ability to maintain proper and effective internal controls.

Calix cautions you against placing undue reliance on forward-looking statements, which reflect our current beliefs and are based on information currently available to us as of the date a forward-looking statement is made. Forward-looking statements set forth herein speak only as of the date of this report on Form 10-K. We undertake no obligation to revise forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs. In the event that we do update any forward-looking statements, no inference should be made that we will make additional updates with respect to that statement, related matters, or any other forward-looking statements.

PART I

Item 1.	Business.

Overview

Calix (together with its subsidiaries, “Calix,” the “Company,” “our,” “we,” or “us”) was incorporated in August 1999, and is a Delaware corporation. We are a leading provider in North America of broadband communications access systems and software for fiber- and copper-based network architectures that enable communications service providers, or CSPs, to transform their networks and connect to their residential and business subscribers. We enable CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. We focus solely on CSP access networks, the portion of the network which governs available bandwidth and determines the range and quality of services that can be offered to subscribers. We develop and sell carrier-class hardware and software products, which we refer to as the Unified Access portfolio that are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively.

Our Unified Access portfolio consists of three core platforms and/or nodes, the B6 Ethernet service access nodes, or B-Series nodes, the C7 multiservice, multiprotocol access platform, or C-Series platform, and the E-Series Ethernet service access platforms and nodes, or E-Series platforms and nodes, along with complementary P-Series optical network terminals, or ONTs, and the Calix Management System, or CMS, network management software and the Compass suite of value-added software applications. Our broad and comprehensive portfolio serves the CSP network from the central office or data center to the subscriber premises and enables CSPs to deliver both basic voice and data and advanced broadband services over legacy and next-generation access networks. These packet-based platforms enable CSPs to rapidly introduce new revenue-generating services, while minimizing the capital and operational costs of CSP networks. The Unified Access portfolio allows CSPs to evolve their networks and service delivery capabilities at a pace that balances their financial, competitive and technology needs.

We believe that the rapid growth of Internet and data traffic, introduction of bandwidth-intensive advanced broadband services, such as high-speed Internet, Internet protocol television, or IPTV, mobile broadband high-definition video and online gaming, and the increasingly competitive market for residential and business subscribers are driving CSPs to invest in and upgrade their access networks. We also believe that CSPs will gradually transform their access networks to deliver these advanced broadband services over fiber-based networks, thereby preparing networks for continued bandwidth growth, the introduction of new services and more cost-effective operations. During this time, CSPs will increasingly deploy new fiber-based network infrastructure to enable this transition while continuing to support basic voice and data services over legacy networks. Our portfolio is designed to enable this evolution of the access network efficiently and flexibly.

We market our access systems and software to CSPs globally through our direct sales force as well as a limited number of resellers. As of December 31, 2011, we have shipped over fourteen million ports of our Unified Access portfolio to more than 1000 customers worldwide, whose networks serve over 50 million subscriber lines in total. Our customers include 17 of the 20 largest U.S. Incumbent Local Exchange Carriers, or ILECs. In addition, we have over 400 commercial video customers and have enabled over 600 customers to deploy gigabit passive optical network, or GPON, Active Ethernet and point-to-point Ethernet fiber access networks.

We have a single reporting segment. Additional information about geographic areas required by this item is incorporated herein by reference to Note 13—“Segment Information” of the Notes to Consolidated Financial Statements, of this Form 10-K.

Industry Background

CSPs compete in a rapidly changing market to deliver a range of voice, data and video services to their residential and business subscribers. CSPs include wireline and wireless service providers, cable multiple system operators, or MSOs, electrical cooperatives, and municipalities. The rise in Internet-enabled communications has created an environment in which CSPs are competing to deliver voice, data and video offerings to their subscribers across fixed and mobile networks. Residential and business subscribers now have the opportunity to purchase an array of services such as basic voice and data as well as advanced broadband services such as high-speed Internet, IPTV, mobile broadband, high-definition video and online gaming from a variety of CSPs. The rapid growth in new services is generating increased network traffic.

For example, Cisco Systems, Inc. estimates that global IP traffic will grow at a compound annual growth rate of 32% per year from 2010 to reach approximately 80.5 exabytes per month in 2015. We believe that increased network traffic will be largely driven by video, which is expected to account for over 90% of global consumer traffic by 2015. CSPs are also broadening their offerings of bandwidth-intensive advanced broadband services, while maintaining support for their widely utilized basic voice and data services. CSPs are being driven to evolve their access networks to enable cost-effective delivery of a broad range of services demanded by their subscribers.

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

Governments around the world recognize the importance of expanding broadband networks and delivering advanced broadband services to more people and businesses. For example, in February 2009, the U.S. government passed the American Recovery and Reinvestment Act, or ARRA, which set aside approximately $7.2 billion as Broadband Stimulus funds for widening the reach of broadband access across the United States, a portion of which includes broadband access equipment. These funds, distributed in the form of grants, loans and loan guarantees, primarily target wireline and wireless service providers operating in rural, unserved and underserved areas in the United States. Many CSPs have actively pursued stimulus funds and have submitted various proposals to receive assistance for their broadband access infrastructure projects. Awards for these projects have been issued between December 2009 and September 2010. The timetable for completion of funded projects varies between the two agencies administering the awards. Projects funded under the Broadband Technology Opportunities Program (BTOP), which is administered by the National Telecommunications and Information Administration (NTIA), must be completed by September 30, 2013. Projects funded under the Broadband Initiatives Program (BIP), which is administered by the Rural Utilities Service, must be completed by June 30, 2015.

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

Given these limitations of legacy access networks, CSPs will increasingly emphasize fiber- and Ethernet-based technologies in their access networks thereby enabling the rapid, cost-effective deployment of advanced broadband services. Such technologies reduce overhead expenses, simplify network architectures and seamlessly integrate legacy and next-generation networks. We therefore believe that successful CSPs will be those that evolve from providing basic subscriber connectivity to providing the most relevant services and subscriber experience.

The Calix Solution

We are a leading provider in North America of broadband communications access systems and software for fiber- and copper-based network architectures that enable CSPs to connect to their residential and business subscribers. Our Unified Access Infrastructure portfolio enables CSPs to quickly meet subscriber demands for both basic voice and data as well as advanced broadband services, while providing CSPs with the flexibility to optimize and transform their networks at a pace that balances their financial, competitive and technology needs. Our systems and software leverage packet-based technologies that enable CSPs to offer a wide range of revenue-generating services, from basic voice and data to advanced broadband services regardless of protocol or network connection media. Our Unified Access Infrastructure portfolio consists of our B-Series nodes, our C-Series platform, our E-Series platforms and nodes, our complementary P-Series ONTs, our CMS and our Compass suite of value-added software applications.

We believe that our Unified Access portfolio of network and premises-based solutions provides the following benefits to CSPs:

•

Single Unified Access Network for Basic and Advanced Services—Our Unified Access portfolio allows for a broad range of subscriber services to be provisioned and delivered over a single unified network. These systems can deliver basic voice and data, advanced broadband services, including high-speed Internet, IPTV, mobile broadband, high-definition video and online gaming, as well as integrated transport within our Unified Access portfolio, all of which can be monitored and managed by CMS. In addition, our systems can be deployed in both small and large form factors across multiple deployment scenarios depending on subscriber proximity and service requirements. Our multiservice approach allows CSPs to utilize their legacy access networks during the course of their equipment upgrade and network migration, saving them time and money in delivering both basic voice and data and advanced broadband services.

•

High Capacity and Operational Efficiency—Our Unified Access portfolio is designed to facilitate the evolution of CSP access networks to fiber- and Ethernet-based network architectures. Our portfolio includes platforms that exceed the capacity of the products of our most direct competitors. Our platforms are designed and optimized for fiber- and copper-based network architectures. We also have a broad portfolio of feature-rich fiber ONTs that serve as the on-premises gateways for new services to subscribers. Our extended reach GPON offers our customers greater capacity and operational efficiencies, including the ability to reach subscribers further away from a CSP’s central office, thereby also allowing CSPs to consolidate multiple central offices and further reduce operating expense. Furthermore, our ONTs auto-detect fiber access technologies supporting both GPON and point-to-point Gigabit Ethernet and provide CSPs additional cost and management efficiencies.

•

Highly Flexible Technology Solutions—Our Unified Access portfolio enables CSPs to utilize legacy access network infrastructure during their migration towards fiber- and Ethernet-based access networks. Our portfolio supports multiple protocols, different form factors and modular options optimized for a variety of installation locations and environments and multiple services delivered over fiber- and copper-based network architectures.

•

Seamless Transition to Advanced Services—Our Unified Access portfolio enables CSPs to better manage the evolution of their access networks by transitioning the delivery of basic voice and data services to advanced broadband services. Our C-Series platform supports ongoing demand for basic voice and data services and facilitates a seamless and controlled migration to IP-based services. For CSPs without legacy network constraints, our B-Series nodes and E-Series platforms allow CSPs to deploy advanced broadband services rapidly and cost effectively to their subscribers.

•

Highly Reliable and Purpose-Built Solutions for Demands of Access—Our Unified Access portfolio is designed for high availability and purpose-built for the demands of access network deployments. Our carrier-class products are environmentally hardened and field-tested to be capable of withstanding harsh environmental conditions, including temperatures between –40 and 65 degrees Celsius, extremely dry or wet conditions and physical abuse. Our access systems are built and tested to meet or exceed network equipment-building system standards, which are a set of safety, spatial and environmental design guidelines for telecommunications equipment. Our products are highly compatible and designed to be easily integrated into the existing operational and management infrastructure of CSP access networks. Our portfolio can be deployed in multiple form factors and power configurations to address a wide range of deployment scenarios influenced by space and power constraints.

•

Compelling Customer Value Proposition—We believe our Unified Access portfolio offers CSPs a compelling value proposition. Our portfolio provides CSPs the flexibility to upgrade their networks over time, reduce operational costs and maximize their return on capital expenditures. Our packet-based platforms enable CSPs to offer new services more quickly and generate new revenue opportunities. We believe the interoperability and compatibility of our portfolio reduces the complexity and cost of managing CSP networks.

Our Strategy

Our Unified Access portfolio enables the delivery of basic voice and data and advanced broadband services, across multiple protocols and form factors over fiber- and copper-based network architectures. Our objective is to leverage our Unified Access portfolio to become the leading supplier of access systems and software that enable CSPs to transform their networks and business models to meet the changing demands of their subscribers. The principal elements of our strategy are:

•

Continue Our Sole Focus on Access Systems and Software—Our dedicated focus on access has been an important driver of our success with our customers. We believe our focus has allowed us to develop innovative access systems and a highly efficient service and deployment model that have been widely implemented by CSPs. For example, according to Broadband Properties Magazine’s October 2011 study of fiber access technology deployed by independent U.S. CSPs, we have deployed leading edge passive optical network fiber access solutions at 417 distinct CSPs representing 68% of all CSPs who have reported the vendor supplying their fiber access solutions. According to Infonetics Research, we were the leading provider of multiservice access platforms in North America during the calendar year of 2010, representing a 51% market share based on revenue. Virtually all of our large competitors in the access market devote some percentage of their resources to products outside of the access network, and in some cases, products not even designed for CSPs. We intend to continue to focus our efforts on the access market, which we believe will enable us to continue to deliver compelling, timely and innovative access solutions to CSPs.

•

Continue to Enable our Customers to Transform Their Networks and Business Models—We believe that residential and business subscribers are pressuring CSPs to expand their offerings through the delivery of superior subscriber experiences. In response, CSPs need to transform their networks and business models by rapidly provisioning new services while minimizing the capital and operational costs of their networks. We believe our Unified Access portfolio enables CSPs to introduce new revenue-generating services as demanded by their subscribers.

•

Continue to Engage Directly with Customers—We operate a differentiated business model focused on aligning with our customers, predominantly through direct engagement, service and support. Our direct customer engagement model allows us to target our sales resources as well as align our product development efforts closely to our customers’ needs. Our direct engagement model is a key differentiator for our business and is critical to our continued market leadership. Although we do utilize resellers in some markets, particularly in international markets, our practice is to sell along-side the reseller and maintain the benefits of a close customer relationship.

•

Leverage our Growing Customer Footprint—As of December 31, 2011 we have shipped over fourteen million ports from our portfolio to more than 1000 global customers, whose networks serve over 50 million subscriber lines in total. Our customers include 17 of the 20 largest U.S. ILECs. This footprint provides us with the opportunity to sell additional components of our Unified Access portfolio to existing customers. For example, the vast majority of our existing customers have purchased additional line cards and other products from us after their initial purchase. We have also demonstrated that our footprint, combined with the flexibility of our portfolio, gives us incumbency benefits to sell complementary or new offerings in the future. For instance, since the introduction of our first E-Series platform in the fourth quarter of 2007, approximately 49% of our customers have purchased E-Series platforms—the majority of whom are already deploying our B-Series nodes or C-Series platforms to deliver complementary services to their subscribers.

•

Expand Deliberately into New Market and Applications—We believe that a disciplined approach to targeting markets and applications is critical to our long-term success. For example, we initially focused on rural ILECs and have achieved an industry leadership position as the majority of U.S. Independent Operating Companies, or IOCs, have deployed our access systems and software. We have also recently entered new geographic markets, including Asia, Australia, Europe, and Latin America. These deployments complement our now significant deployments in Canada and the Caribbean. We will continue our disciplined approach of targeting new markets and applications in which we believe our products will rapidly gain customer adoption. For example, we are targeting additional markets for our fiber access solutions, including the mobile backhaul and cable business services markets.

•

Pursue Strategic Relationships, Alliances and Acquisitions—We intend to continue to pursue strategic technology and distribution relationships, alliances and acquisitions that align us with CSPs’ strategic direction to increase revenue-generating services while reducing the cost to deploy and operate their access networks. We believe these relationships, alliances and acquisitions will allow us to grow our footprint and enhance our ability to sell our access systems and software. We developed and invested in the Calix Compatible Program to assure interoperability across the ecosystem of the majority of vendors critical for implementing and delivering new advanced broadband services. This program has approximately 67 technology members to date and enables our customers to rapidly deploy proven solutions in their access networks. We work with Juniper Networks, Inc. to provide advanced broadband solutions globally and have partnered with Microsoft to ensure successful interoperation between our products and its Mediaroom IPTV application. In addition, our acquisitions of Optical Solutions, Inc. in 2006 and Occam Networks, Inc. in 2011 have provided us with leading copper and fiber access technologies that have been integrated into our Unified Access portfolio.

Acquisition of Occam Networks, Inc.

On February 22, 2011, we completed our acquisition of Occam Networks, Inc. or Occam in a stock and cash transaction valued at approximately $213.1million, which consisted of $94.5 million of cash consideration and a value of $118.6 million of common stock and equity awards issued. Upon the completion of the acquisition, each outstanding share of Occam common stock (other than those shares with respect to which appraisal rights were available, properly exercised and not withdrawn) converted into the right to receive (a) $3.8337 per share in cash, without interest plus (b) 0.2925 of a validly issued, fully paid and non-assessable share of Calix common stock.

The combined organization provides CSPs globally with an enhanced portfolio of advanced broadband access systems, and accelerates innovation across our expanded Unified Access portfolio. The acquisition resulted in more access options over both fiber and copper for CSPs to deploy, which could expedite the proliferation of advanced broadband services to both residential and business subscribers, including such services as high-speed Internet, IPTV, VOIP, Ethernet business services, and other advanced broadband applications.

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

As of December 31, 2011, we had more than 1000 customers, the majority of which are based in the United States. The U.S. ILEC market is composed of three distinct “tiers” of carriers, which we categorize based on their subscriber line counts and geographic coverage. Tier 1 CSPs are very large with wide geographic footprints. They have greater than ten million subscriber lines and they generally correspond with the former Regional Bell Operating Companies. Tier 2 CSPs also operate typically within a wide geographic footprint, but are smaller in scale, with subscriber lines that range from approximately one million subscriber lines to approximately six million subscriber lines. Their service coverage areas are predominantly regional in scope and therefore are often known as Regional Local Exchange Carriers, or RLECs. Tier 3 CSPs consist of over 1,000 predominantly local operators typically focused on a single or a cluster of communities. Often called IOCs, they range in size from a few hundred to approximately half a million subscriber lines. Because of similarities in subscriber line size and focused market footprint, we typically include Competitive Local Exchange Carriers and municipalities in this market segment.

To date, we have focused primarily on Tier 2 and Tier 3 CSPs. As a result, our customers include 17 of the largest 20 ILECs in the United States, as measured by subscriber lines. Our existing customers’ networks serve over 50 million subscriber lines. However, with the acquisition of Qwest by CenturyLink, Inc. in 2011, our largest Tier 2 customer became a Tier 1 and thus expanded our focus. Representative Tier 2 customers include Frontier, Windstream Corp., Fairpoint, and TDS Telecommunications Corporation. Our Tier 3 CSP customers have historically accounted for a large percentage of our sales. We also serve new entrants to the access services market who are building their own access networks, including cable MSOs, such as Cox Communications, and municipalities. Moreover, we have entered new geographic markets, such as Australia, Europe, and Latin America that complement our significant market presence in Canada and the Caribbean. We anticipate that we will continue to target CSPs globally as part of our expansion strategy.

We have a few large customers who have represented a significant portion of our sales in any given period. In 2011, we had one such customer, CenturyLink, Inc. who accounted for 20% of our revenue. In 2010, CenturyLink accounted for 29% of Calix’s revenue. In 2009, CenturyLink, Inc. and its predecessors, Embarq Corporation and CenturyTel, Inc., which we refer to collectively as CenturyLink, accounted for 38% of our revenue.

Some of our customers within the United States use or expect to use government-supported loan programs or grants to finance capital spending. Loans and grants through RUS, which is a part of the United States Department of Agriculture, are used to promote the development of telecommunications infrastructure in rural areas. In addition, the Broadband Stimulus initiatives under the ARRA have also made funds available to certain of our customers.

Sales to customers outside of the United States represented approximately 6% of our revenues for the year ended December 31, 2011, 15% of our revenues for the year ended 2010 and 9% of our revenues for the year ended 2009. To date, our sales outside of the United States have predominantly been to customers in Canada and the Caribbean.

Customer Engagement Model

We market and sell our access systems and software predominantly through our direct sales force, supported by marketing and product management personnel, although we have recently expanded this model to include resellers both in North America and globally. Our sales effort is organized either by named accounts or regional responsibilities. Account teams comprise sales managers, supported by sales engineers and account managers, who work to target and sell to existing and prospective CSPs. The sales process includes analyzing their existing networks and identifying how they can utilize our products within their networks. We also offer advice regarding eligibility and also support proposals to the appropriate agencies when we are a material supplier. Even in circumstances where a reseller is involved, our sales and marketing personnel are often selling side-by-side with the reseller. We believe that our direct customer engagement approach provides us with significant differentiation in the customer sales process by aligning us more closely with our customers’ changing needs.

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

Our direct customer engagement model extends to service and support. Our service and support organization works closely with our customers to ensure the successful installation and ongoing support of our Unified Access portfolio. Our service and support organization provides technical product support and consults with our customers to address their needs. We offer our customers a range of support offerings, including program management, training, installation and post-sales technical support. As a part of our pre-sales effort, our engineers design the implementation of our products in our customers’ access networks to meet our customers’ performance and interoperability requirements. Although some of our reseller arrangements allow resellers to provide support, training, installation, and post-sales technical support, these resellers still rely heavily on us to provide support to the customer.

Our U.S.-based technical support organization offers support 24 hours a day, seven days a week. With an active Calix Advantage agreement, customers receive a license to the Calix Management System (CMS), access to telephone support and online technical information, software product upgrades and maintenance releases, advance return materials authorization and on-site support, if necessary. Calix Advantage agreement are renewable on an annual basis. Most of our customers renew their Calix Advantage agreement. In addition, we offer extended warranty services for our products in one to five-year durations, which include the right to warranty coverage beyond the standard warranty period. For customers not under a Calix Advantage agreement or who have not purchased extended warranty services, product support and warranty services are provided for a fee on a per-incident basis.

Products and Technology

We develop, sell and support carrier-class hardware and software products which we refer to as our Unified Access portfolio. Our Unified Access portfolio enables CSPs to deliver both basic voice and data and advanced broadband services over legacy and next-generation access networks. Our Unified Access portfolio consists of the following key features:

•

Broad Product Offering—We offer a comprehensive portfolio of access systems and software that is deployed in the portion of the network that extends from the data center, central office, or similar facilities to a subscriber’s premises. We sell our access systems in a variety of form factors, modular options and configurations that are important to CSPs. Our network-based products include our B-Series nodes, which provides multiservice over Ethernet via distributed nodes, our C-Series platform, which is our multiservice, multiprotocol access platform, and our Ethernet-focused E-Series platforms, which provide cost-effective, flexible service delivery of IP-based services. Our premises-based offering consists of our P-Series ONTs, which are deployed in combination with our B-Series, C-Series and E-Series platforms and nodes. We offer an extensive line of ONTs to enable our customers to connect to their subscribers across a diverse set of form factors, protocols and functionality requirements.

•

Multiservice and Multiprotocol—We develop our products and an extensive offering of service interfaces to ensure CSPs can connect to their subscribers to enable the delivery of basic voice and data or advanced broadband services over fiber- and copper-based network architectures regardless of protocol. Our C-Series platform also enables CSPs to integrate IP and legacy protocols as well as the integration of fiber- and copper-based connectivity in a single chassis. In doing so, the C-Series platform allows CSPs to evolve their access infrastructures over time. Our B-Series nodes and E-Series platforms and nodes are multiservice but focus solely on Ethernet. Our B-Series nodes are focused on CSPs using Ethernet over copper and fiber and a distributed architecture to transform their networks. Our E-Series platforms and nodes are well suited for CSPs who are using Ethernet to transform their networks. Our B-Series, C-Series, and E-Series platforms and nodes are often, but not required to be, deployed together so that the C-Series platform can act as a protocol gateway for our B-Series and E-Series platforms and nodes.

•

Common Operating System Kernel—All of our access systems are interoperable and are designed to be easily deployed and managed together as a single, unified access network. The C7, E7 and the E5-400 utilize a common Ethernet kernel, which we refer to as the Ethernet Xtensible Architecture, or EXA, that was developed based on industry standard protocols and focused on the needs of the access network. Because our core platforms leverage this common operating system kernel, we can develop, test and introduce new access systems and software rapidly, and enable our customers to deploy advanced broadband services at their desired pace.

•

Unified Network Management—Our CMS is server-based network management software capable of overseeing and managing multiple B-Series, C-Series, and E-Series networks. In addition, CMS performs all provisioning, maintenance and troubleshooting operations across disparate access technologies and networks through a common user interface. This enables CSPs to manage and unify the various elements of our Unified Access portfolio as a single, scalable platform. CMS is often integrated by our customers with their back-office systems for billing and provisioning.

Our Unified Access portfolio allows CSPs to transform their legacy and mixed protocol access networks to fiber and Ethernet over time. CSPs often deploy our B-Series nodes, C-Series, and/or E-Series platforms together in data centers, central offices, or similar facilities to interconnect data centers and central offices. Our C-Series platform can act as a protocol gateway when deployed with our B-Series and E-Series platforms and nodes. Our B-Series and E-Series platforms and nodes can be deployed either in data centers, central offices, remote network locations, existing cabinets or in customer premises locations depending upon the CSP’s requirements. All of our B-Series, C-Series and E-Series platforms and nodes interoperate with and can terminate network traffic from our P-Series ONTs.

A graphic representation of how the various components of our Unified Access portfolio work together is shown in the network diagram below:

The graphic above depicts how a CSP might deploy our Unified Access portfolio in a CSP network. The network is divided into five segments: (1) the routed core network, (2) the data center / central office, (3) the remote terminal, (4) the node and (5) the subscriber, business or multi-dwelling unit, or MDU, premises. First, voice, video or data content is aggregated by a router in the network core and transferred to a B6, C7, or E7. The content is then sent around a redundant Ethernet transport ring, which operates using the 10 Gigabit Ethernet or Gigabit Ethernet standard. The ring consists of a variety of Calix access platforms or nodes, including the B6, C7, the E7 and the E5-400, each of which may be located in other central offices or in remote terminal locations closer to subscribers. Content can be pulled from any one of these locations and delivered either to a Calix platform located at a remote node or directly to a subscriber premises. In the case where content is delivered to another Calix platform, the content can be delivered over a variety of fiber-based technologies, such as 10 Gigabit Ethernet, Gigabit Ethernet or multiple Gigabit Ethernet, or NxGE. Delivery to the subscriber premises over fiber or copper transmission lines is the final part of the access network. Delivery over fiber lines uses GPON, point-to-point Ethernet services, and delivery over copper lines uses DSL services or plain old telephone service, or POTS. Our CMS manages all aspects of the Unified Access portfolio and supports features that allow remote management of equipment across the network, including equipment at the subscriber premises.

Calix B-Series Ethernet Service Access Nodes

Our B-Series Ethernet service access nodes consist of chassis-based nodes that are designed to support an array of advanced IP-based services offered by CSPs. Our B-Series nodes are designed to be carrier-class and enable CSPs to implement advanced Ethernet transport and aggregation, as well as voice, data and video services over both fiber- and copper-based network architectures. Our B-Series nodes are environmentally hardened and can be deployed in a variety of network locations, including data centers, central offices, remote terminals, video headends and co-location facilities. In addition, due to the small size of some of our B-Series nodes, many can be installed in confined locations such as remote nodes and multi-dwelling units, or MDUs. As such, many of our B-Series nodes can be deployed in most competitor and other third-party cabinets, or as stand-alone sealed nodes in our access network. Our B-Series nodes are managed using our CMS and can be deployed in conjunction with our C-Series and E-Series platforms as well as our P-Series ONTs. We believe the deployment flexibility and Ethernet focus of our B-Series nodes make them well suited for CSPs extending Ethernet services and fiber closer to the subscriber premises.

Our B6 has three form factors. Our B6-001 is a one rack unit chassis with one line card slot, whereas the B6-006 is a 7 rack unit chassis with six line card slots and the B6-012 is a 12 rack unit chassis with 20 service line card slots. Our B6s deliver Ethernet services over fiber, including a wide range of GPON, point-to-point Gigabit Ethernet, and 10 Gigabit Ethernet services.

Key technology differentiators of the B-Series nodes are:

•	Multiservice over Ethernet—Our B-Series nodes enable CSPs to offer high bandwidth, advanced broadband and low latency services across Ethernet over fiber- and copper-based network architectures.

•

Deployment Flexibility—Our B-Series nodes are composed of three distinct form factor chassis between 1 and 12 rack units in height. The B-Series nodes are designed to deliver operational efficiencies without sacrificing deployment flexibility or service functionality. Our B-Series node options are optimally sized to deliver high bandwidth services from a data center, central office, remote terminal, remote node or MDU. For CSPs seeking additional flexibility and performance, the B6s can be combined with C-Series and E-Series platforms and nodes, all of which are managed by our CMS.

•

High Capacity and Reliability—Our B-Series nodes have high data throughput capacity and are designed to meet the demanding bandwidth and low latency requirements of advanced broadband services for residential and business subscribers. Our B-Series nodes support a range of transport options from multiple 10 Gigabit Ethernet uplinks in each chassis down to redundant Gigabit Ethernet ports. The distributed intelligence of the B6s supports 10 gigabits per second in each deployed line card. The B6s also support T1 circuit emulation and are designed to be Metro Ethernet Forum (MEF 9 and MEF 14) compliant and to meet Network Equipment-Building System, or NEBS, requirements.

•

Broad Array of Advanced Services Support—Our B-Series nodes support a broad array of advanced services including up to 48 VDSL2 and 48 ADSL2+ overlay or combination voice and DSL services ports as well as DSL port bonding on each line card, and offers multiple Gigabit Ethernet network uplinks. Our B6s also support a mix of GPON, point-to-point gigabit Ethernet and multiple Gigabit Ethernet and 10 Gigabit Ethernet ports. Line card options include a mix of GPON, point-to-point gigabit Ethernet, and 10 Gigabit Ethernet services, as well as traffic management and queuing, performance monitoring, and virtual local area network stacking to support quality of service.

The following pictures depict the B-Series nodes:

Calix C-Series Multiservice, Multiprotocol Access Platform

Our C7 multiservice, multiprotocol access platform, or C-Series platform, is designed to support a wide array of basic voice and data services offered by CSPs, while also supporting advanced, high-speed, packet-based services such as Gigabit Ethernet, GPON and DSL (including very high-speed digital subscriber line 2, or VDSL2, and asymmetrical digital subscriber line 2+, or ADSL2+) and advanced applications like IPTV. In so doing, our C-Series platform facilitates network transformation by integrating the functions required to transport and deliver voice, data and video services over both fiber- and copper-based network architectures. Our C-Series platform is a chassis-based product with 23 line card slots, three of which are used for common logic, switching fabric and uplinks, with the remaining 20 slots available for any service interface card we offer. Our C-Series platform is managed using our CMS. Our high-capacity C-Series platform is flexible and is designed to be deployed in a variety of locations, including data centers, central offices, remote terminals, video headends and co-location facilities. Our C-Series platform leverages a common operating system kernel, the EXA, that it shares with most of our E-Series Ethernet service access platforms and nodes, or E-Series platforms and nodes, allowing for common provisioning and facilitated platform interoperability. The multiprotocol and integrated transport capabilities of our C-Series platform allow it to be deployed as an aggregation or gateway device for our B-Series and E-Series platforms and nodes and P-Series ONTs.

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

•

Reduced Risk of Technological Obsolescence—As new services and technologies are introduced to the network, our flexible C-Series architecture allows CSPs to add or swap line cards to introduce new functionality into the access system. New services such as IPTV and voice-over-Internet-protocol require new features like Internet Group Management Protocol channel change processing and protocol gateway support, which can easily be added without substantial changes to existing equipment. As a result, equipment purchased by CSPs can have longer useful lives which can reduce CSPs’ capital expenditures. The C7 can also support IPTV.

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

The following pictures depict the C-Series platform and sample line cards:

Calix E-Series Ethernet Service Access Platforms and Nodes

Our E-Series Ethernet service access platforms and Ethernet service access nodes, or E-Series platforms and nodes, consist of chassis-based platforms as well as fixed form factor nodes that are designed to support an array of advanced IP-based services offered by CSPs. Our E-Series platforms and nodes are designed to be carrier-class and enable CSPs to implement advanced Ethernet transport and aggregation, as well as voice, data and video services over both fiber- and copper-based network architectures. Our E-Series platforms and nodes are environmentally hardened and can be deployed in a variety of network locations, including data centers, central offices, remote terminals, video headends and co-location facilities. In addition, due to the small size of many of our E-Series platforms, most can be installed in confined locations such as remote nodes and multi-dwelling units, or MDUs. As such, many of our E-Series platforms and nodes can be deployed in most competitor and other third-party cabinets, or as stand-alone sealed nodes in our access network. Our E-Series platforms and nodes are managed using our CMS and can be deployed in conjunction with our B-Series nodes, C-Series platform, and P-Series ONTs. We believe the deployment flexibility and Ethernet focus of our E-Series platforms and nodes make them well suited for CSPs extending Ethernet services and fiber closer to the subscriber premises.

Our E7 has two form factors. Our E7-2 is a one rack unit chassis with two line card slots, whereas the E7-20 is a 13 rack unit chassis with two common control card slots and 20 service line card slots. Our E7s deliver Ethernet services over copper and fiber, including a wide range of GPON, point-to-point Gigabit Ethernet, VDSL2, and 10 Gigabit Ethernet services. Our other E-Series nodes include the fixed form factor E5-100 and E5-400 node families, as well as the E3-12C and E3-48 sealed Ethernet service access nodes, which collectively deliver high-speed broadband with interfaces that range from 10 Gigabit Ethernet transport and aggregation to ADSL2+, VDSL2, and point-to-point Gigabit Ethernet.

Key technology differentiators of the E-Series platforms and nodes are:

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

•

Deployment Flexibility—Our E-Series platforms and nodes are composed of eight distinct small form factor configurations between 1 and 1.5 rack units in height and a 13 rack unit large chassis. The E-Series platforms and nodes are designed to deliver operational efficiencies without sacrificing deployment flexibility or service functionality. Our E-Series platforms are optimally sized to deliver high bandwidth services from a data center, central office, remote terminal, remote node or MDU. For CSPs seeking additional flexibility and performance, the E7-2 is modular and stackable and can be combined with other E7s or other B-Series, C-Series and E-Series platforms and nodes, all of which are managed by our CMS. Also managed by CMS, the E7-20 was built for the high capacity, low latency needs of the future.

•

High Capacity and Reliability—Our E-Series platforms and nodes have high data throughput capacity and are designed to meet the demanding bandwidth and low latency requirements of advanced broadband services for residential and business subscribers. Our E-Series platforms and nodes support a range of transport options from six 10 Gigabit Ethernet uplinks in each E7-2 chassis down to redundant Gigabit Ethernet in the E5-100 node family. Our chassis-based E7-2 supports a redundant 100 gigabits per second backplane in each deployable module with line cards that further support a minimum of 100 gigabits per second switching capacity. The E7-20 supports the same 100 gigabits per second line card switching capacity per card, but houses each card in a 20 service line card slot chassis with a two terabits per second backplane. The E7 and the E5-400 also support transparent local area network services and are designed to be Metro Ethernet Forum compliant and to meet NEBS requirements.

•

Broad Array of Advanced Services Support—Our E-Series platforms and nodes support a broad array of advanced services. Our E5-100 node family supports up to 24 VDSL2 and 48 ADSL2+ overlay or combination voice and DSL services ports as well as DSL port bonding, and offers multiple Gigabit Ethernet network uplinks. Our E3-12C supports up to 12 VDSL2 combination voice and DSL services ports as well as DSL port bonding, and offers multiple Gigabit Ethernet network uplinks. Our E3-48 supports up to 48 VDSL2 service ports as well as DSL port bonding and the capability for port vectoring, and offers multiple 10 Gigabit Ethernet and 2.5 or single Gigabit Ethernet uplinks. Our E7 and the E5-400 support a mix of GPON, multiple Gigabit Ethernet and 10 Gigabit Ethernet ports. Line card options include a mix of GPON, point-to-point Gigabit Ethernet, 10 Gigabit Ethernet services, and in the case of the E7-2, 48 ports of VDSL2 combo services on a line card, which translates into an industry-leading 96 VDSL2 combo ports in a 1 rack unit form factor, as well as traffic management and queuing, performance monitoring and virtual local area network stacking to support quality of service.

The following pictures depict the E-Series platforms and nodes:

Calix P-Series Optical Network Terminals

Our P-Series ONTs consist of a broad range of customer premises solutions, including standards-based ONTs, for residential and business use. Our P-Series ONTs can auto-detect the bandwidth of the network and enable CSPs to change line rates and features without expensive truck rolls or hardware replacements. Our family of ONTs is designed to support advanced broadband services, such as IPTV, RF video, business services and mobile backhaul (including Ethernet OAM support for conformance with service level agreements). The design and flexibility of the P-Series allows CSPs to lower initial capital expenditures as well as reduce operational costs. To meet the deployment and service requirement needs of CSPs, we currently offer 40 ONT models available in a variety of form factors tailored to multiple deployment scenarios, including single homes, MDUs, businesses and cellular towers as illustrated below:

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

We offer CSPs a graphical user interface-based management software for provisioning and troubleshooting a service, and the capacity for bulk provisioning and reporting for thousands of elements simultaneously. Our CMS also has open application programming interfaces which allow third-party software developers to extend our functionality to include home provisioning, remote troubleshooting and applications monitoring and management. The OccamView element management system is currently used to provide management services for some B6 and 2000 family of ONT customer, however, these ONT products are being fully integrated into CMS in a coming release. The following pictures are sample screenshots illustrating CMS functionality and variety of third-party applications:

Compass by Calix

Compass is a suite of software applications that enables CSPs to accelerate their business transformation. Each Compass application is designed to directly affect key business and market functions within CSPs, and can help them to expand revenue, increase customer satisfaction, optimize network resources, and reduce the cost of delivering services. Compass applications are offered using a software-as-a-service model based on a low monthly service fee and no upfront hardware or licensing fees. Every application is hosted in a cloud-based data center, alleviating CSPs’ need to deploy, operate, or maintain physical hardware for Compass applications.

Flow Analyzer is the first of the Compass applications to be introduced, and offers a tool that provides an in-depth view of the traffic in CSP networks on a real-time basis. This view of traffic is non-intrusive, and can be focused on a per-service, per-subscriber, per-location, and per-interface basis—both in real time and as a historical report. As a result, service providers can see what actually happened when a problem occurred in their network at any time. By monitoring subscriber usage data, as well as tracking universal subscriber identification mapping, Flow Analyzer provides a low cost solution for generating monthly-usage billing reports and diagnosing subscriber complaints.

The following picture is a sample screenshot illustrating Flow Analyzer functionality:

Research and Development

Continued investment in research and development is critical to our business. Our research and development team is composed of engineers with expertise in hardware, software and optics. Our team of engineers is primarily based in our Petaluma, California headquarters, the Minneapolis, Minnesota facility, the Santa Barbara and Fremont, California facilities, and the Nanjing, China facility, with additional engineers located in Acton, Massachusetts. We also outsource a portion of our software development to a team of software engineers based in Shenyang, China. Our research and development team is responsible for designing, developing and enhancing our hardware and software platforms, performing product and quality assurance testing and ensuring the compatibility of our products with third-party hardware and software products. We have made significant investments in our Unified Access portfolio. We intend to continue to dedicate significant resources to research and development and to develop new product capabilities to support the performance, scalability and management of our Unified Access portfolio. For the years ended 2011, 2010 and 2009, our research and development expenses totaled $67.7 million, $55.4 million and $46.1 million, respectively.

Manufacturing

We work closely with third parties to manufacture and deliver our products. Our manufacturing organization consists primarily of supply chain managers, new product introduction personnel and test engineers. We outsource our manufacturing and order fulfillment and tightly integrate our supply chain management and new product introduction activities. We primarily utilize Flextronics International Ltd., or Flextronics, as our contract manufacturer. Our relationship with Flextronics allows us to conserve working capital, reduce product costs and minimize delivery lead times while maintaining high product quality. Generally, new product introduction occurs in Flextronics’ facilities in Milpitas, California. Once product manufacturing quality and yields reach a satisfactory level, volume production and testing of circuit board assemblies, chassis and fan trays occur in Shanghai, China. Final system and cabinet assembly and testing are performed in Flextronics’ facilities in Guadalajara, Mexico. Order fulfillment is performed by Pegasus Logistics Group in Texas. We also evaluate and utilize other vendors for various portions of our supply chain from time to time, including order fulfillment of our circuit boards. This model allows us to operate with low inventory levels while maintaining the ability to scale quickly to handle increased order volume.

Product reliability is essential for our customers, who place a premium on continuity of service for their subscribers. We perform rigorous in-house quality control testing to help ensure the reliability of our systems. Our internal manufacturing organization designs, develops and implements complex test processes to help ensure the quality and reliability of our products.

The manufacturing of our products by contract manufacturers is a complex process and involves certain risks, including the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies, and the reduced control over delivery schedules, manufacturing yields, quality and costs. As such, we may experience production problems or manufacturing delays in the future. Additionally, shortages in components that we use in our systems are possible and our ability to predict the availability of such components may be limited. Some of these components are available only from single or limited sources of supply. Our systems include some components that are proprietary in nature and only available from a single source, as well as some components that are generally available from a number of suppliers. The lead times associated with certain components are lengthy and preclude rapid changes in product specifications or delivery schedules. In some cases, significant time would be required to establish relationships with alternate suppliers or providers of proprietary components. We generally do not have long-term contracts with component providers that guarantee supply of components or their manufacturing services. If we experience any difficulties in managing relationships with our contract manufacturers, or any interruption in our own operations or our contract manufacturers operations or if a supplier is unable to meet our needs, we may encounter manufacturing delays that could impede our ability to meet our customers’ requirements and harm our business, operating results and financial condition. Our ability to deliver products in a timely manner to our customers would be materially adversely impacted if we needed to qualify replacements for any of the components used in our systems.

To date, we have not experienced significant delays or material unanticipated costs resulting from the use of our contract manufacturers. Additionally, we believe that our current contract manufacturers and our facilities can accommodate an increase in capacity for production sufficient for the foreseeable future.

Seasonality

Fluctuations in our revenue occur due to many factors, including the varying budget cycles for our customers and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets. Customer spending then increases in subsequent quarters for the remainder of the year and typically ends with a strong fourth quarter.

Intellectual Property

Our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections. In addition, we generally control access to and the use of our proprietary technology and other confidential information. This protection is accomplished through a combination of internal and external controls, including contractual protections with employees, contractors, customers and partners, and through a combination of U.S. and international intellectual property laws.

As of December 31, 2011, we held 61 U.S. patents expiring between 2015 and 2029, and had 39 pending U.S. patent applications. Two of the U.S. patents are also covered by granted international patents, one in five countries and the other in three countries. As of December 31, 2011, we had no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentially provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and the issued patents may not be enforceable. Any infringement of proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.

We believe that the frequency of assertions of patent infringement is increasing as patent holders, including entities that are not in our industry and others who purchase patents as an investment or to monetize such rights by obtaining royalties, use such actions as a competitive tactic as well as a source of additional revenue. Any claim of infringement from a third party, even those without merit, could cause us to incur substantial costs defending against such claims and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our systems. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful.

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

We compete with a number of companies within markets that we serve and we anticipate that competition will intensify. ADTRAN, Inc., enjoys strong supplier relationships with the largest U.S. ILECs, commands the leading market share position in DSL access multiplexers, and has a broad international business. Other established suppliers with which we compete include Alcatel- Lucent S.A., Ciena Corporation, Huawei Technologies Co., Ltd., LM Ericsson Telephone Company, or Ericsson, Tellabs, Inc., ZTE Corporation. There are also a number of smaller companies with which we compete in various geographic or vertical markets, including Zhone Technologies, Inc. (Refer to Note 2 in the Notes to Consolidated Financial Statements of this Form 10-K for a discussion regarding the Occam acquisition). While most of these smaller competitors lack broad national scale and product portfolios, they can offer strong competition on a deal-by-deal basis. Competition in the communications access equipment market is dominated by a small number of large, multi-national corporations. Many of our competitors have substantially greater name recognition and technical, financial and marketing resources, and greater manufacturing capacity, as well as better established relationships with CSPs, than we do. Many of our competitors have greater resources to develop products or pursue acquisitions, and more experience in developing or acquiring new products and technologies and in creating market awareness for these products and technologies. In addition, a number of our competitors have the financial resources to offer competitive products at below market pricing levels that could prevent us from competing effectively. Further, a number of our competitors have built long-standing relationships with some of our prospective customers and provide financing to customers and could, therefore, have an advantage in selling products to those customers.

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

Employees

As of December 31, 2011, we employed a total of 625 full-time employees. Most of our employees are located in North America. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Information

Calix, a Delaware corporation, was founded in August 1999. Our principal executive offices are located at 1035 N. McDowell Boulevard, Petaluma, California 94954, and our telephone number is (707) 766-3000. Our website address is www.calix.com. We do not incorporate the information on or accessible through our website into this Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this Form 10-K. Calix®, the Calix logo design, B6™, C7®, E5™, E7™ and other trademarks or service marks of Calix appearing in this report on Form 10-K are the property of Calix. Trade names, trademarks and service marks of other companies appearing in this report on Form 10-K are the property of the respective holders. Calix is subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, files periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such periodic reports, proxy statements and other information is available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. Calix posts on the Investor Relations page of its Web site, www.calix.com, a link to its filings with the SEC, which are posted as soon as reasonably practical after they are filed electronically with the SEC. Calix®, the Calix logo design, B6™, C7®, E5™, E7™ and other trademarks or service marks of Calix appearing in this Annual Report on Form 10-K are the property of Calix.

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

We have a history of losses, and we may not be able to generate positive operating income and cash flows in the future.

We have experienced net losses in each year of our existence. For the year ended December 31, 2011, December 31, 2010, and December 31, 2009, we incurred net losses of $52.6 million $18.6 million, and $22.4 million, respectively. As of December 31, 2011, we had an accumulated deficit of $464.2 million.

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

Demand for our products depends on the magnitude and timing of capital spending by CSPs as they construct, expand and upgrade their access networks. For the year ended December 31, 2011, CenturyLink, Inc., or CenturyLink, purchased a significant amount of our access systems and software. However, we cannot anticipate the level of CenturyLink’s purchases in the future. On April 1, 2011, CenturyLink completed their merger with Qwest Communications. This merger could create uncertainty for us as to whether we will continue to be chosen as a preferred network equipment vendor for the combined organization. In addition, the recent economic downturn has contributed to a slowdown in telecommunications industry spending, including in the specific geographies and markets in which we operate. In response to reduced consumer spending, challenging capital markets or declining liquidity trends, capital spending for network infrastructure projects of CSPs could be delayed or cancelled. In addition, capital spending is cyclical in our industry and sporadic among individual CSPs, and can change on short notice. As a result, we may not have visibility into changes in spending behavior until nearly the end of a given quarter. CSP spending on network construction, maintenance, expansion and upgrades is also affected by seasonality in their purchasing cycles, reductions in their budgets and delays in their purchasing cycles. In addition we believe, the capital expenditures amongst some CSPs have also been adversely affected due to recent fiber shortages in certain portions of the market. Many factors affecting our results of operations are beyond our control, particularly in the case of large CSP orders and network infrastructure deployments involving multiple vendors and technologies where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the customer or other providers, and changes in customer requirements or installation plans. Further, CSPs may not pursue infrastructure upgrades that require our access systems and software. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles, mergers, lack of consumer demand for advanced communications services and alternative approaches to service delivery. Reductions in capital expenditures by CSPs may slow our rate of revenue growth. As a consequence, our results for a particular quarter may be difficult to predict, and our prior results are not necessarily indicative of results likely in future periods.

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

To the extent that our customers do receive grants or loans under these stimulus programs, our customers may be encouraged to accelerate their network development plans and purchase substantial quantities of products, from us or other suppliers, while the programs and funding are in place. Customers may thereafter substantially curtail future purchases of products as ARRA funding winds down or because all purchases have been completed. Award grants under the Broadband Stimulus programs have been issued between December 2009 and September 2010. The timetable for completion of funded projects varies between the two agencies administering the awards. Projects funded under the Broadband Technology Opportunities Program (BTOP), which is administered by the National Telecommunications and Information Administration (NTIA), must be completed by September 30, 2013. Projects funded under the Broadband Initiatives Program (BIP), which is administered by the Rural Utilities Service, must be completed by June 30, 2015.

We have experienced continued delays in purchasing commitments from our customers who have been awarded Broadband Stimulus funds, which have negatively impacted our operating results and additional delays could continue to adversely impact our operating results. In addition the revenue recognition guidelines related to the sales of our access systems to CSPs who have received Broadband Stimulus funds may create uncertainties around the timing of our revenue, which could harm our financial results. In addition, any changes in government regulations and subsidies could cause our customers to change their purchasing decisions which could have an adverse effect on our operating results and financial condition.

We face intense competition that could reduce our revenue and adversely affect our financial results.

The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our competitors include companies such as ADTRAN, Inc., Alcatel- Lucent S.A., Ciena Corporation, Huawei Technologies Co., Ltd., LM Ericsson Telephone Company, or Ericsson, Tellabs, Inc., ZTE Corporation.

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

The market for broadband access equipment is dominated primarily by large, established vendors. In addition, some of our competitors have merged, made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. Examples include Ericsson’s acquisitions of Redback Networks Inc. in January 2007 and Entrisphere Inc. in February 2007, Ciena Corporation’s acquisition of World Wide Packets, Inc. in 2008 and Nortel’s Metro Ethernet Networks business in March 2010, Enablence Technologies, Inc.’s acquisition of Teledata Networks, Ltd. in June 2010 our acquisition of Occam in February 2011, and Adtran’s proposed acquisition of Nokia Siemen’s broadband access line business expected, to close in April 2012. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do and are better positioned to acquire and offer complementary products and services technologies. Many of our competitors have broader product lines and can offer bundled solutions, which may appeal to certain customers. Our competitors may invest additional resources in developing more compelling product offerings. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features, because the products that we and our competitors offer require a substantial investment of time and funds to install. In addition, as a result of these transition costs, competition to secure contracts with potential customers is particularly intense. Some of our competitors may offer substantial discounts or rebates to win new customers. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or achieve profitability. Competitive pressures could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could reduce our revenue and adversely affect our financial results.

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

We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2011 2010 and 2009, our research and development expenses were $67.7 million, or 20% of our revenue, $55.4 million, or 19% of our revenue and $46.1 million or 20% of our revenue, respectively. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.

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

Historically, a large portion of our sales have been to a limited number of customers. For example, for the years ended December 31, 2011, 2010 and 2009, CenturyLink accounted for 20%, 29% and 38%, respectively, of our revenue.

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

Furthermore, in recent years, the CSP market has undergone substantial consolidation. Industry consolidation generally has negative implications for equipment suppliers, including a reduction in the number of potential customers, a decrease in aggregate capital spending, and greater pricing leverage on the part of CSPs over equipment suppliers. Continued consolidation of the CSP industry, including the merger between CenturyLink and Qwest Communications, that closed in April 2011, and among the Incumbent Local Exchange Carrier, or ILEC, and IOC customers, who represent a large part of our business, could make it more difficult for us to grow our customer base, increase sales of our products and maintain adequate gross margins.

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

Our sales and marketing efforts have been focused on CSPs, including MSOs, in North America. A part of our long-term strategy is to increase sales to larger North American as well as international CSPs, including MSOs. We will be required to devote substantial technical, marketing and sales resources to the pursuit of these CSPs, who have lengthy equipment qualification and sales cycles, without any assurance of generating sales. In particular, sales to these CSPs may require us to upgrade our products to meet more stringent performance criteria, develop new customer-specific features or adapt our product to meet international standards. If we are unable to successfully increase our sales to larger CSPs, our operating results and long-term growth may be negatively impacted.

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

We do not have internal manufacturing capabilities, and rely upon a small number of contract manufacturers to build our products. In particular, we rely on Flextronics International Ltd., or Flextronics, for the manufacture of most of our products, and AsteelFlash Group for the manufacture of our B6 ESAN products. Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. We do not have supply contracts with Flextronics or our other manufacturers. Consequently, these manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price. In addition, we have limited control over our contract manufacturers’ quality systems and controls, and therefore may not be able to ensure levels of quality manufacture suitable for our customers.

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

We depend on sole source and limited source suppliers for key components of our products. For example, certain of our application-specific integrated circuits processors and resistor networks are purchased from sole source suppliers. We may from time to time enter into original equipment manufacturer, or OEM, or original design manufacturer, or ODM, agreements to manufacture and/or design certain products in order to enable us to offer products into key markets on an accelerated basis. For example, a third party assisted in the design and manufacture of our E5-100 platform family. Any of the sole source and limited source suppliers, OEMs and ODMs upon whom we rely could stop producing our components or products, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. We generally purchase our products through purchase orders and our purchase volumes are currently too low for us to be considered a priority customer by most of our suppliers. As a result, most of these suppliers could stop selling to us at commercially reasonable prices, or at all. Any such interruption or delay may force us to seek similar components or products from alternative sources, which may not be available. Switching suppliers, OEMs or ODMs may require that we redesign our products to accommodate new components, and may potentially require us to re-qualify our products with our customers, which would be costly and time-consuming. Any interruption in the supply of sole source or limited source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher expenses and would harm our business.

Although we do not have manufacturing facilities in Japan, a small number of Japanese factories produce some of the components we use in our products and other components that our customers use that are required to be secured as a precursor to buying our products. A few of these manufacturers have reported disruptions in to their production because of damage to their facilities as a result of the natural disasters in March 2011 and their aftermath in Japan. Although most of these factories are back on line, such interruptions or delays may force us or our customers to seek similar components from alternative sources, which may not be available at favorable prices, or at all. Interruptions in supply resulting from such unforeseen natural disasters could result in lost revenue or higher expenses and would harm our business.

If we fail to forecast our manufacturing requirements accurately and manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays and lose revenue.

We bear inventory risk under our contract manufacturing arrangements. Lead times for the materials and components that we order through our contract manufacturers vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our products are currently lengthy, requiring us or our contract manufacturers to order materials and components several months in advance of manufacture. If we overestimate our production requirements, we or our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-down costs. Historically, we have reimbursed our primary contract manufacturer for a portion of inventory purchases when our inventory has been rendered obsolete, for example due to manufacturing and engineering change orders resulting from design changes manufacturing discontinuation of parts by our suppliers, or in cases where inventory levels greatly exceed projected demand. If we experience inventory write-downs associated with excess or obsolete inventory, this would have an adverse effect on our gross margins, financial condition and results of operations. We have experienced unanticipated increases in demand from customers which resulted in delayed shipments and variable shipping patterns. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt manufacturing of our products and result in delays or cancellation of sales.

If we fail to comply with evolving industry standards, sales of our existing and future products would be adversely affected.

The markets for our products are characterized by a significant number of standards, both domestic and international, which are evolving as new technologies are deployed. Our products must comply with these standards in order to be widely marketable. In some cases, we are compelled to obtain certifications or authorizations before our products can be introduced, marketed or sold in new markets or to customers which we have not historically served. For example, our ability to obtain OSMINE certification for our products will affect our ongoing ability to sell our products to CenturyLink and other Tier 1 CSPs. In addition, our ability to expand our international operations and create international market demand for our products may be limited by regulations or standards adopted by other countries that may require us to redesign our existing products or develop new products suitable for sale in those countries. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, we may not be able to design our products to comply with evolving standards and regulations in the future. Accordingly, this ongoing evolution of standards may directly affect our ability to market or sell our products. Further, the cost of complying with the evolving standards and regulations, or the failure to obtain timely domestic or foreign regulatory approvals or certification such that we may not be able to sell our products where these standards or regulations apply, would result in lower revenues and lost market share.

We may be unable to successfully expand our international operations. In addition, we may be subject to a variety of risks that could harm our business.

We currently generate most of our sales from customers in North America, Canada and the Caribbean, and have limited experience marketing, selling and supporting our products and services outside North America, Canada and the Caribbean or managing the administrative aspects of a worldwide operation. While we are in the process of expanding our international operations, we may not be able to create or maintain international market demand for our products. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, financial condition and results of operations will suffer.

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

We depend on certain proprietary technology for our success and ability to compete. As of December 31, 2011, we held 61 U.S. patents and had 39 pending U.S. patent applications. Two of the U.S. patents are also covered by granted international patents, one in five countries and the other in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.

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

We incorporate open source software into our products. Although we closely monitor our use of open source software, the terms of many open source software licenses have not been interpreted by the courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to sell our products. In such event, we could be required to make our proprietary software generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could adversely affect our revenues and operating expenses.

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

On February 22, 2011, we acquired Occam, which is discussed further in Note 2 “Acquisition of Occam Networks” in the Notes to Consolidated Financial Statements included in this Form 10-K. We may in the future acquire other businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. We have limited experience making such acquisitions. Any of these transactions could be material to our financial condition and results of operations. The anticipated benefit of acquisitions may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

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

We are sometimes required to issue performance bonds to satisfy requirements under our RUS contracts, and expect that we may also be required to issue such bonds under the terms of contracts required by Broadband Stimulus programs under ARRA. The performance bonds generally cover the full amount of the RUS contract, and may be the same for ARRA contracts. Upon our performance under the contract and acceptance by the customer, the performance bond is released. The time period between issuing the performance bond and its release can be lengthy. We issue letters of credit under our existing credit facility to support these performance bonds. In the event we do not have sufficient capacity under our credit facility to support these bonds, we will have to provide certificates of deposit or other security, which could materially impact our working capital or limit our ability to satisfy such contract requirements. In the event that we are unable to issue such bonds, we may lose business and customers who purchase under RUS and ARRA contracts. In addition, if we exhaust our credit facility or working capital reserves in issuing such bonds, we may be required to eliminate or curtail expenditures to mitigate the impact on our working capital or financial condition.

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

We engage some resellers to promote, sell, install and support our products to some customers in North America, and internationally. Their failure to do so or our inability to recruit or retain resellers may reduce our sales and thus harm our business.

We engage some value added resellers, or VARs, who provide sales and support services for our products. We compete with other telecommunications systems providers for our VARs’ business as many of our VARs market competing products. If a VAR promotes a competitor’s products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key VAR or the failure of VARs to provide adequate customer service could have a negative effect on customer satisfaction and could cause harm to our business. If we do not properly train our VARs to sell, install and service our products, our business, financial condition and results of operations may suffer. Our use of VARs and other third party support partners, and the associated risks, are likely to increase as we expand sales outside of North America.

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

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key personnel. Our executive officers and employees hold a substantial number of shares of our common stock and vested stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results and financial condition will be harmed.

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

We have complied with Section 404 of the Sarbanes-Oxley Act with this Annual Report on this Form 10-K. We have expended significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes- Oxley Act. We cannot be certain that the actions we have taken and are taking to improve our internal controls over financial reporting will be sufficient to maintain effective internal controls over financial reporting in subsequent reporting periods, or that we will be able to implement our planned processes and procedures in a timely manner. In addition, new and revised accounting standards and financial reporting requirements may occur in the future, and implementing changes required by new standards, requirements or laws may require a significant expenditure of our management’s time, attention and resources and may adversely affect our reported financial results. If we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

Interruptions, failures or material breaches in our information technology and communications systems could harm our business, customer relations and financial condition.

Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss of or damage to intellectual property through security breach. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems.

While we devote significant resources to network security, data encryption and other security measures to protect our information technology and communications systems and data, these security measures cannot provide absolute security. We may experience a breach of our systems and may be unable to protect sensitive data. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in unexpected interruptions, delays, cessation of service and may harm our business operations.

We incur significant increased costs as a result of operating as a public company, which may adversely affect our operating results and financial condition.

As a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements. We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules implemented by the Securities Exchange Commission, or SEC, and the

New York Stock Exchange, or NYSE. Furthermore, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules adopted by the SEC and the NYSE, would likely result in increased costs to us as we respond to their requirements. We are investing resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue generating activities to compliance activities.

Risks Related to Our Merger Transaction with Occam

Future results of the combined organization may differ materially from the unaudited pro forma combined financial statements presented in the proxy statement/prospectus filed on December 15, 2010, as amended from time to time, and the financial forecasts provided to our and Occam’s financial advisors in connection with discussions concerning the merger transaction and the potential benefits of the merger may not be realized.

The future results of the combined organization may be materially different from those shown in the unaudited pro forma combined financial statements presented in the proxy statement/prospectus filed on December 15, 2010, as amended from time to time, which show only a combination of our and Occam’s historical results and the financial forecasts provided to our and Occam’s financial advisors in connection with discussions concerning the merger transaction. We have incurred, significant costs associated with the merger of the two companies. In addition, potential growth, expected financial results, perceived synergies and anticipated opportunities may not be realized through the ongoing integration of our and Occam’s businesses.

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

On September 16, 2010, the Company, Occam, Ocean Sub I, Inc., and two direct, wholly-owned subsidiaries of the Company, entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement. In response to the announcement of the Merger Agreement, four separate purported class action complaints were filed by purported stockholders of Occam against Occam and the former members of its board of directors (and in some cases Calix and its wholly-owned subsidiaries party to the Merger Agreement), including three complaints in the California Superior Court for Santa Barbara County and one complaint in the Delaware Court of Chancery. Each complaint generally alleged that the former members of the Occam board breached their fiduciary duties in connection with the acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the merger transaction, and each complaint sought rescission of the merger transaction as well as other remedies including unspecified damages and costs and fees. The California Superior Court has issued an order staying the three California class actions in favor of the Delaware class action. On January 6, 2012, the Delaware court found that certain lead plaintiffs, Michael Steinhardt Steinhardt Overseas Management, L.P. and Ilex Partners, , L.L.C., collectively the “Steinhardt Plaintiffs,” had engaged in improper trading of Calix shares and dismissed the Steinhardt Plaintiffs from the case with prejudice. The remaining lead plaintiffs are expected to continue to seek an award of damages in an unspecified amount.

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

We do not currently intend to pay dividends on our common stock and, consequently, our stockholder’s ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our credit facility restrict our ability to pay dividends. Therefore, our stockholders are not likely to receive any dividends on our common stock for the foreseeable future.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Petaluma, California. These offices are approximately 82,000 square feet. Our lease for this property expires in February 2014. In addition to our headquarters, we lease approximately 33,300 square feet of office space in Minneapolis, Minnesota under a lease that expires in March 2014, approximately 6,200 square feet of office space in Acton, Massachusetts under a lease that expires in June 2016 and approximately 2,472 square meters of office space in Nanjing, China under a lease that expires in February 2016. We also lease approximately 51,000 square feet in Santa Barbara and 36,000 square feet in Fremont, California, which we acquired through the Occam acquisition, which expire at various dates through 2015.

We believe that our facilities are in good condition and are generally suitable to meet our needs for the foreseeable future; however, we may continue to seek additional space as needed, and we believe this space will be available on commercially reasonable terms.

Item 3.	Legal Proceedings.

From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities.

On September 16, 2010, the Company, two direct, wholly-owned subsidiaries and Occam, entered into an Agreement and Plan of Merger and Reorganization or (the “Merger Agreement”). In response to the announcement of the Merger Agreement, on September 17, 2010, September 20, 2010 and September 21, 2010, three purported class action complaints were filed by three purported stockholders of Occam in the California Superior Court for Santa Barbara County: Kardosh v. Occam Networks, Inc., et al. (Case No. 1371748), or the Kardosh complaint; Kennedy v. Occam Networks, Inc., et al. (Case No. 1371762), or the Kennedy complaint; and Moghaddam v. Occam Networks, Inc., et al. (Case No. 1371802), or the Moghaddam complaint, respectively. The Kardosh, Kennedy and Moghaddam complaints, which are referred to collectively as the California class action complaints, are substantially similar. Each of the California class action complaints names Occam, the pre-acquisition members of the Occam board of directors and us as defendants.

The California class action complaints generally allege that the former members of the Occam board breached their fiduciary duties in connection with the acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction. The California class action complaints further allege that Occam and the other entity defendants aided and abetted the alleged breaches of fiduciary duty. The plaintiffs in the California class action complaints sought injunctive relief rescinding the merger transaction and damages in an unspecified amount, as well as costs, attorney’s fees, and other relief. On November 2, 2010, the three California class action complaints were consolidated into a single action, with the plaintiffs in the Kurdosh complaint appointed as the lead plaintiffs the lead action, and on November 19, 2010, the California Superior Court issued an order staying the California class action complaints in favor of a substantively identical stockholder class action pending in the Delaware Court of Chancery (see below). The California class action complaints remain stayed under that order.

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

On January 6, 2012, the Delaware court ruled on a motion for sanctions brought by the defendants in the Delaware case against certain of the lead plaintiffs. The Delaware court found that lead plaintiffs Michael Steinhardt, Steinhardt Overseas Management, L.P., and Ilex Partners, L.L.C., collectively the “Steinhardt Plaintiffs” had engaged in improper trading of Calix shares, and dismissed the Steinhardt Plaintiffs from the case with prejudice. The court further held that the Steinhardt Plaintiffs are: (i) barred from receiving any recovery from the litigation, (ii) required to self-report to the SEC, (iii) directed to disclose their improper trading in any future application to serve as lead plaintiff, and (iv) ordered to disgorge trading profits of $0.5 million, to be distributed to the remaining members of the class of former Occam stockholders.

On January 6, 2012, the Delaware court also granted the motion of the remaining lead plaintiffs, Herbert Chen and Derek Sheeler, for class certification, and certified Messrs. Chen and Sheeler as class representatives. Chen and Sheeler, on behalf of the class of similarly situated former Occam stockholders, are expected to continue to seek an award of damages in an unspecified amount. The certified class is a non-opt-out class consisting of all owners of Occam common stock whose shares were converted to shares of Calix on the date of the merger transaction, with the exception of the defendants in the Delaware action and their affiliates. On February 4, 2012, the court entered an order giving effect to the January 6, 2012 ruling, and further ordered that class members be given notice of the certification order and notice that any class member may seek to intervene in the case or to petition the court to modify the certification order.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Comparative Stock Prices

Our common stock has been trading on the New York Stock Exchange, or NYSE, under the trading symbol “CALX” since our initial public offering on March 24, 2010. Prior to this time, there was no public market for our common stock. The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share of our common stock as reported on NYSE.

	High	Low
Calendar Year 2011
First Quarter	$22.53	$14.99
Second Quarter	22.97	18.30
Third Quarter	22.47	9.73
Fourth Quarter	10.63	5.60

	High	Low
Calendar Year 2010
First Quarter	$18.00	$13.55
Second Quarter	14.81	9.66
Third Quarter	13.55	9.57
Fourth Quarter	17.40	12.17

Number of Common Stock Holders and Number of Shares Outstanding

On February 15, 2012, there were approximately 362 stockholders of record of our common stock who held an aggregate of 47,853,750 shares of our common stock. The closing price of our common stock as of February 15, 2012 was $11.72.

A substantially greater number of holders of Calix common stock are street name or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have not declared any cash dividends on our common stock for the two most recent fiscal years. We do not currently intend to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Performance Graph

The following graph shows a comparison of the cumulative total shareholder return on our common stock with the cumulative total returns of the NYSE Composite Index and the Morningstar Communication Equipment Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the period from March 24, 2010 (the date our common stock commenced trading on NYSE) through December 31, 2011. Data for the NYSE Composite Index and the Morningstar Communication Equipment Index assume reinvestment of dividends. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

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

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes thereto, of this Form 10-K, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information and data appearing elsewhere in this form 10-K. The selected financial data included in this section is not intended to replace and is not a substitute for, the financial statements and related notes in this Form 10-K.

We derived the statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 from our audited financial statements and related notes thereto of this Form 10-K. We derived the statements of operations data for the years ended December 31, 2008 and 2007, and the balance sheet data as of December 31, 2009, 2008 and 2007 from our audited financial statements and related notes which are not included in this Form 10-K. Historical results for any prior period are not necessarily indicative of future results for any period.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statements of Operations Data:
Revenue	$344,669	$287,043	$232,947	$250,463	$193,819
Cost of revenue:
Products and services (1)	195,698	168,873	150,863	165,925	128,025
Merger-related expenses	19,966	—	—	—	—
Amortization of intangible assets	9,552	5,440	5,440	5,440	5,440

Total cost of revenue	225,216	174,313	156,303	171,365	133,465

Gross profit	119,453	112,730	76,644	79,098	60,354
Operating expenses:
Research and development (1)	67,725	55,412	46,132	44,348	44,439
Sales and marketing (1)	55,551	42,121	33,486	31,627	28,439
General and administrative (1)	27,002	27,998	15,613	15,253	12,103
Merger-related and other expenses (1)	12,927	3,942	—	—	—
Amortization of intangible assets	8,569	740	740	740	740

Total operating expenses	171,774	130,213	95,971	91,968	85,721

Loss from operations	(52,321)	(17,483)	(19,327)	(12,870)	(25,367)
Other income (expense), net	(5)	(989)	(3,466)	(130)	530

Net loss before provision (benefit) for income taxes	(52,326)	(18,472)	(22,793)	(13,000)	(24,837)
Provision (benefit) for income taxes	224	81	(352)	(81)	102

Net loss	(52,550)	(18,553)	(22,441)	(12,919)	(24,939)
Preferred stock dividends	—	900	3,747	4,065	1,016

Net loss attributable to common stockholders	$(52,550)	$(19,453)	$(26,188)	$(16,984)	$(25,955)

Net loss per common share:
Basic and diluted	$(1.15)	$(0.65)	$(6.48)	$(4.27)	$(6.96)

Weighted average number of shares used to compute net loss per common share:
Basic and diluted	45,546	29,778	4,040	3,975	3,727

(1)	Includes stock-based compensation as follows:

	000000	000000	000000	000000	000000
	Years Ended December 31,
	2011	2010	2009	2008	2007
Cost of revenue	$1,503	$1,745	$682	$619	$379
Research and development	4,828	5,966	2,657	3,189	1,852
Sales and marketing	4,500	4,555	1,739	1,998	1,285
General and administrative	9,538	13,309	4,118	4,134	2,738
Merger-related and other expenses	1,234	—	—	—	—

	$21,603	$25,575	$9,196	$9,940	$6,254

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$38,938	$98,324	$68,049	$23,214	$29,645
Working capital	77,745	126,957	77,999	41,403	15,465
Total assets	359,539	257,556	241,116	189,455	202,677
Current and long-term loans payable	—	—	20,000	21,000	16,512
Preferred stock warrant liabilities	—	—	195	232	1,561
Convertible preferred stock	—	—	479,628	426,403	422,337
Common stock and additional paid-in capital	741,504	606,907	52,841	43,597	33,307
Total stockholders’ equity (deficit)	277,417	195,303	(339,358)	(322,397)	(315,676)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a leading provider in North America of broadband communications access systems and software for fiber- and copper-based network architectures that enable communications service providers, or CSPs, to transform their networks and connect to their residential and business subscribers. We enable CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. We focus solely on CSP access networks, the portion of the network which governs available bandwidth and determines the range and quality of services that can be offered to subscribers. We develop and sell carrier-class hardware and software products, which we refer to as the Unified Access portfolio that are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively.

We market our access systems and software to CSPs globally through our direct sales force as well as a limited number of resellers. As of December 31, 2011, we have shipped over fourteen million ports of our Unified Access portfolio to more than 1000 customers worldwide, whose networks serve over 50 million subscriber lines in total. Our customers include 17 of the 20 largest U.S. Incumbent Local Exchange Carriers, or ILECs. In addition, we have over 400 commercial video customers and have enabled over 600 customers to deploy gigabit passive optical network, or GPON, Active Ethernet and point-to-point Ethernet fiber access networks.

Our revenue has increased from $232.9 million for 2009 to $287.0 million for 2010 and to $344.7 million for 2011. Continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, those customers in the large CSP and international markets. During the year ended December 31, 2009, orders for our goods and services were relatively flat from the year ended December 31, 2008, primarily due to challenging macroeconomic and capital market conditions that negatively impacted our customer’s financial condition and decreased demand for our products. In 2010, our revenues increased over 2009 as macroeconomic and capital market conditions improved which supported customer demand for our products domestically and in the international markets into which we sell our products. In 2011, our revenues increased over 2010, primarily due to higher shipment revenue resulting from an increase in our customer base from the Occam acquisition. However in the second half of fiscal 2011, we experienced a slowdown in business primarily related to continued delays in Broadband Stimulus awards under the American Recovery and Reinvestment Act of 2009 becoming shippable orders due to challenges that a number of our awarded customers are facing in navigating some of the bureaucratic hurdles of the program. Other factors that contributed to this slowdown include reduced investment in the traditional networks at one of our major customers, the competitive environment, weak macro-economic conditions and fiber shortages in certain portions of the market caused by the tsunami in Northern Japan. These factors impacted our operating results in the second half of fiscal 2011 and we expect some of these issues may continue to impact our operating results in the first half of 2012. Since our inception we have incurred significant losses and as of December 31, 2011, we had an accumulated deficit of $464.2 million. Our net loss was $52.6 million, $18.6 million and $22.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, large customer purchase agreements with special revenue considerations, varying budget cycles for our customers and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets. Customers then typically decide to purchase our products during our second fiscal quarter. In our third fiscal quarter, customers are in the process of deploying such products and as a result there is typically less spending. In addition, difficulties related to deploying products during the winter also tend to limit spending in the third quarter. Finally, in our fourth fiscal quarter, customer purchases typically increase as customers are attempting to spend the rest of their budget for the year. As of December 31, 2011, our deferred revenue primarily includes RUS contracts that include installation services, services, special customer arrangements and ratable recognized services totaling $30.1 million. The timing of deferred recognition may cause significant fluctuations in our revenue and operating results from period to period.

Cost of revenue is strongly correlated to revenue and will tend to fluctuate from all of the aforementioned factors that could impact revenue. Our cost of revenue for the year ended December 31, 2011, includes merger-related expenses and amortization of intangible assets from our acquisition of Occam as discussed in more detail in our Results of Operations discussion. Other additional factors that impact cost of revenue include changes in the mix of products delivered to our customers and changes in the cost of our inventory. Cost of revenue includes fixed expenses related to our internal operations department which could impact our cost of revenue as a percentage of revenue, if there are large sequential fluctuations to revenue.

Our gross profit and gross margin have been, and will likely be, impacted by several factors, including new product introduction or upgrades to existing products, changes in customer mix, changes in the mix of products demanded and sold, shipment volumes, changes in our product costs, changes in pricing and the extent of customer rebates and incentive programs. We believe our gross margin could increase due to favorable changes in these factors, for example, increases in sales of our advanced E series Ethernet service access platforms, upgrades to our C7 platform, new introductions of our P-Series optical network terminal and reductions in the impact of rebate or similar programs. We believe our gross margin could decrease due to unfavorable changes in factors such as increased product costs, pricing decreases due to competitive pressure and an unfavorable customer or product mix. Changes in these factors could have a material impact on our future average selling prices and unit costs. Also, the timing of deferred revenue recognition and related deferred costs can have a material impact on our gross profit and gross margin results. The timing of recognition and the relative size of these arrangements could cause large fluctuations in our gross profit from period to period. Additionally, to date we have incurred merger-related expenses related to inventory acquired from Occam of $14.2 million resulting from the required revaluation of the inventory to its estimated fair value, in addition to an associated write-down of inventory determined as excess and obsolete of $5.6 million, and the amortization of existing and core developed technologies, purchase order backlog and trade name, totaling $9.6 million. Existing and core developed technologies, purchase order backlog and trade name acquired from Occam will amortize over a maximum period of 5 years.

Our operating expenses have fluctuated based on the following factors: timing of variable sales compensation expenses due to fluctuations in order volumes, timing of salary increases which have historically occurred in the second quarter, timing of research and development expenses including prototype builds and intermittent outsourced development projects and increases in stock-based compensation expenses resulting from modifications to outstanding stock options. For example, in 2009, reduced operating expenses resulted from a decrease in variable sales compensation expenses coincident with a reduction in customer orders, and reduced spending on customer marketing initiatives and industry tradeshow events relative to the prior year. In 2010, operating expense increases resulted primarily from stock-based compensation expense resulting from the exchange of eligible stock options for restricted stock units, acquisition-related costs associated with our efforts to acquire Occam Networks, Inc., the implementation of a corporate bonus plan, an increase in variable sales compensation coincident with an increase in customer orders, increased spending on customer marketing initiatives associated with industry tradeshow events, and other costs associated with becoming a public company. Although the exchange of stock options for restricted stock units was approved by our board of directors in 2009, the restricted stock units received from the exchange did not begin vesting and amortizing to expense until there was a liquidity event, which was our initial public offering in March 2010. These restricted stock units were fully vested and all related expense was recorded by April 2011. Our operating expenses for fiscal 2011, includes merger-related expenses and amortization of intangible assets from our acquisition of Occam as discussed in more detail below. As a result of the acquisition we have also incurred increased compensation costs across all operating expense categories due to additional headcount and increased facility related costs. We anticipate that our operating expenses will increase in absolute dollar amounts but will decline as a percentage of revenue over time.

As a result of the fluctuations described above and a number of other factors, many of which are outside our control, our annual operating results fluctuate from year to year. Comparing our operating results on a year-to-year basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

Acquisition of Occam Networks

On February 22, 2011, we completed our acquisition of Occam, a provider of innovative broadband access products designed to enable telecom service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both fiber optic and copper networks in a stock and cash transaction valued at approximately $213.1 million which consisted of $94.5 million of cash consideration and a value of $118.6 million of common stock and equity awards issued. Through this acquisition, we expect to achieve the strategic benefits of creating a more competitive and efficient company, more capable of competing against larger telecommunications equipment companies in more markets and significant cost synergies as a result of combining the operations of the two companies. The combined organization provides CSPs globally with an enhanced portfolio of advanced broadband access systems, and accelerates innovation across our expanded Unified Access portfolio. The acquisition resulted in more access options over both fiber and copper for CSPs to deploy, which could expedite the proliferation of advanced broadband services to both residential and business subscribers, including such services as high-speed Internet, IPTV, VOIP, Ethernet business services, and other advanced broadband applications.

As a result of this acquisition, we recorded $50.6 million in goodwill and $97.7 million in other intangible assets. We are amortizing the finite-lived intangible assets over their useful lives. See “Critical Accounting Policies and Use of Estimates—Long-Lived Assets, Intangible Assets with Finite Lives and Goodwill” section below for information relating to these items and our test for impairment. Under purchase accounting rules, we revalued the Occam assets and liabilities acquired at the time of the acquisition, based on their fair value. See Note 2, “Acquisition of Occam Networks” in the Notes to Consolidated Financial Statements included in this report for additional information related to this acquisition.

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

Business Combination

In a business combination, we record tangible assets and liabilities and identifiable intangible assets acquired at their fair value. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The fair values assigned to the acquired assets and assumed liabilities are based on valuations using management’s best estimates and assumptions at the conclusion of the measurement period. During the measurement period (which is not to exceed one year from the acquisition date), we are required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. Our estimates are based on historical experience and information obtained from the management of the acquired companies. Our significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. We have finalized the fair values of the acquired assets and assumed liabilities from Occam as of June 25, 2011.

Revenue Recognition

We derive revenue primarily from the sale of hardware products and related software. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. We will generally use purchase agreement and/or purchase order as evidence of an arrangement. Since the individual products and services meet the criteria for separate units of accounting, we will recognize revenue upon delivery of each product and/or services. Post-sales software support revenue and extended warranty services revenue is deferred and recognized ratably over the period during which the services are to be performed. Installation and training service arrangements are recognized upon delivery or completion of performance. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. Revenue from package arrangements is recognized upon full delivery of the package. In instances where substantive acceptance provisions are specified in the customer agreement, revenue is deferred until all acceptance criteria have been met. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers predominantly range from net 30 to net 90 days. We assess the ability to collect from our customers based primarily on the creditworthiness and past payment history of the customer. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue. In certain cases, our products are sold along with services, which include installation, training, post-sales software support and/or extended warranty services. To date, service revenue has comprised an insignificant portion of our revenue, and we have not reported service revenue separately from product revenue in our financial statements. From time to time, we offer customers sales incentives, which include volume rebates and discounts. These amounts are accrued on a quarterly basis and recorded net of revenue.

We adopted Accounting Standards Update (“ASU”) No. 2009-13, Topic 605—Multiple-Deliverable Revenue Arrangements and ASU No. 2009-14, Topic 985—Certain Revenue Arrangements that Include Software Elements on a prospective basis as of the beginning of 2010 for new and materially modified arrangements originating after December 31, 2009. Under the new standards, we allocate the total arrangement consideration to each separable element of an arrangement based on the relative selling price of each element. Our products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment and are deemed to be non-contingent deliverables. We provide certain services at stated prices over a specified period of time and must meet specified performance conditions. As such, we have determined that our individual services are contingent deliverables. In addition, we provide specified packages of items considered a package arrangement which it also considers a contingent deliverable, and therefore we do not bill our customers until we have fully delivered the package.

The amount of product and service revenue recognized in a given period is affected by the valuation of the units of accounting for multiple-element arrangements. We use vendor-specific objective evidence or VSOE of fair value for each of the units, when available. We have established VSOE for our training and post-sales software support services based on the normal pricing practices of these services when sold separately. In most instances, we are not able to establish VSOE for other deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, we attempt to establish selling price of each element based on third party evidence or TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our marketing strategy differs from that of our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to determine TPE. When we are unable to establish selling price using VSOE or TPE, we use the best estimate of selling price or “BSP”. The objective of BSP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BSP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, characteristics of targeted customers and pricing practices. The determination of BSP is made through consultation with and formal approval by management, taking into consideration the go-to-market strategy. We regularly review VSOE, TPE and BSP and maintain internal controls over the establishment and updates of these estimates. There were no material impacts during twelve months ended December 31, 2011, nor do we expect a material impact in the near term from changes in VSOE, TPE or BSP.

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

Stock-Based Compensation

We adopted the applicable accounting guidance under ASC Topic 718 for share-based payment transactions using the modified prospective transition method. Under the fair value recognition provisions of this guidance, stock-based awards are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires various highly judgmental assumptions, including volatility, expected forfeiture rates and expected option life, which have a significant impact on the fair value estimates. Because we are a newly public company, we derive our expected volatility based on our peer group of publicly-traded companies in the industry in which we do business. The expected life of an option award is calculated using the “simplified” method provided in the SEC’s Staff Accounting Bulletin 110, and takes into consideration the grant’s contractual life and vesting periods. We value RSUs and RSAs at fair value or the market price of our common stock on the date of grant.

During the year ended December 31, 2011, we recorded stock-based compensation of $21.6 million. At December 31, 2011, we had $8.1 million of total unrecognized compensation cost related to stock options, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of approximately 2.9 years. At December 31, 2011, we had $27.2 million of total unrecognized stock-based compensation cost related to restricted stock units, or RSUs, and restricted stock awards or RSAs, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of approximately 3.1 years. To the extent that the actual forfeiture rate is different than what we have anticipated, stock-based compensation related to these awards will be adjusted in future periods. The stock-based compensation expense decreased for the year ended December 31, 2011, primarily due to the completion of vesting of restricted stock units granted in a company-wide stock option exchange program which began amortizing at the date of our IPO on March 24, 2010 and were fully vested and amortized by April 2011.

Restricted Stock Units

In July 2009, our board of directors approved a proposal to offer current employees and directors the opportunity to exchange eligible stock options for restricted stock units, or RSUs, on a one-for-one basis. Each RSU granted in the option exchange entitled the holder to receive one share of our common stock if and when the RSU vests. The vesting schedule for the RSUs was as follows: 50% of the RSUs vested on the first day the trading window opened for employees that was more than 180 days following the effective date of an IPO, or the First Vesting Date, which was October 26, 2010, and the remaining 50% of the RSUs vested on the first day the trading window opened for employees that was more than 180 days after the First Vesting Date, which was in April 2011, in each case, subject to the employee or director’s continuous service to our company through the vesting date. However, any unvested RSUs become immediately vested prior to the closing of a change in control, subject to the employee or director’s continuous service to our company through such date. The offer was made to eligible option holders on August 14, 2009 and expired on September 14, 2009. Only current employees and directors who were providing services to our company as of August 14, 2009 and continued to provide services through September 14, 2009 were eligible to participate. Pursuant to the exchange, we subsequently canceled options for 3.4 million shares of our common stock and issued an equivalent number of RSUs to eligible holders on September 23, 2009. In connection with the RSU grants, the unrecognized compensation expense of $16.8 million related to the exchanged options was expensed over the remaining period of the original vesting period. The incremental cost of $14.8 million due to the exchange was deferred until a liquidation event, which happened with our IPO, and is being recognized in accordance with the vesting period described above. On December 23, 2009, we granted 1.1 million RSUs to our chief executive officer. These RSUs vest in equal installments on each of the first four anniversaries of the date of the grant, and vesting was contingent upon the completion of our IPO. The unrecognized compensation cost related to this grant of $10.6 million was deferred until the completion of our IPO and has begun recognition in accordance with the vesting period described above.

Inventory Valuation

Inventory consisting of finished goods purchased from contract manufacturers is stated at the lower of cost, determined by the first-in, first-out method, or market value. We regularly monitor inventory quantities on-hand and record write-downs for excess and obsolete inventories based on our estimate of demand for our products, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds our estimated selling price. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis is established that cannot be increased in future periods. The sale of previously reserved inventory has not had a material impact on our gross margins.

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

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill is not amortized but instead is subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that it may be impaired. We evaluate goodwill on an annual basis as of the end of the second quarter of each year. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Management has determined that we operate as a single reporting unit and, therefore, evaluates goodwill impairment at the enterprise level. Intangible assets with finite useful lives are amortized over their estimated useful lives, generally four to five years, and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We completed our annual goodwill impairment test as of the end of the second quarter and the estimated fair value of Calix significantly exceeded our carrying value at that date. We updated our evaluation of impairment indicators and have concluded that there was no impairment to the carrying value of our goodwill and intangible assets as of December 31, 2011. In addition, there were no impairment losses during 2010 and 2009.

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. We have updated our evaluation of impairment indicators and have concluded that there was no impairment to our long-lived assets during 2011. In addition we did not incur any impairment losses for long-lived assets during 2010 and 2009.

Results of Operations for Years Ended December 31, 2011, 2010 and 2009

Revenue

The following table sets forth our revenue:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Revenue	$344,669	$287,043	$232,947

Our revenue is principally derived in the United States. During 2011, 2010 and 2009 revenue generated in the United States represented approximately, 94%, 85% and 91% of our revenue, respectively.

2011 compared to 2010: Revenue increased by $57.7 million from $287.0 million in 2010 to $344.7 million in 2011 primarily due to an increase in our customer base as a result of the Occam acquisition. Our revenue in the second half of the fiscal 2011 was impacted by a slowdown in business primarily related to continued delays in Broadband Stimulus awards under the American Recovery and Reinvestment Act of 2009 becoming shippable orders due to challenges that a number of our awarded customers are facing in navigating some of the bureaucratic hurdles of the program. Other factors that contributed to this slowdown include reduced investment in the traditional networks at one of our major customers, the competitive environment, weak macro-economic conditions and fiber shortages in certain portions of the market caused by the tsunami in Northern Japan. These factors impacted our operating results in the second half of fiscal 2011 and we expect some of these issues may continue to impact our operating results in the first half of 2012.

2010 compared to 2009: Revenue increased by $54.1 million from $232.9 million for 2009 to $287.0 million for 2010 primarily from increased product shipment volume, recognition of large deferred revenue balances for one customer and lower revenue deferrals resulting from our adoption of Topic 605-25 on January 1, 2010 which allows us to recognize revenue on partial shipments whereas in years prior to 2010 we were required to defer revenue recognition until the order was completely shipped.

Cost of Revenue and Gross Profit

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

•

Merger-related expenses—Merger-related expenses are primarily, related to inventory acquired from Occam that was revalued to its estimated fair value and was amortized to cost of revenue as the inventory was sold. We amortized $14.2 million related to the revaluation of inventory during 2011. Additionally, we incurred charges of $5.6 million during 2011 for excess and obsolete inventory resulting from the Occam acquisition.

•

Amortization of acquired intangible assets—In connection with the acquisitions of Occam in 2011 and Optical Solutions Inc., or OSI, in 2006, we recorded amortizable intangible assets of $30.3 million and $28.9 million respectively, which included core developed technologies, purchase order backlog and the trade name. These amounts are amortized to cost of revenue over their estimated useful lives. We recorded amortization expense of $9.6 million and $5.4 million in the years ended December 31, 2011 and 2010, respectively, related to these intangible assets. The remaining balance of intangible assets resulting from our acquisition of OSI was fully amortized during the quarter ended March 26, 2011.

The following table sets forth our costs of revenue:

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except percentages)
Cost of revenue:
Products and services	$195,698	$168,873	$150,863
Merger-related expenses	19,966	—	—
Amortization of intangible assets	9,552	5,440	5,440

Total cost of revenue	$225,216	$174,313	$156,303

Gross profit	$119,453	$112,730	$76,644

Gross margin	35%	39%	33%

2011 compared to 2010: Cost of revenue increased from $174.3 million to $225.2 million for the fiscal 2011 compared with the corresponding periods of fiscal 2010, primarily due to an increase in revenues recognized during this period, merger-related expenses and the amortization of acquired intangible assets. In addition we experienced a significant increase in the excess and obsolete inventory reserves in the third quarter of fiscal 2011 primarily due to end of life inventory and excess parts held by us and our contract manufacturer.

Gross margin decreased during 2011, primarily due to higher merger-related expenses and intangible asset amortization when compared to the corresponding period of fiscal 2010. During fiscal 2011 gross margin decreased primarily due to the merger-related expenses primarily related to revaluation of inventory acquired in our acquisition of Occam. Excluding merger-related expenses and intangible asset amortization, gross margin increased during 2011 to 43% from 41% in 2010, primarily due to cost reductions, change in product mix, and within product mix the introduction of many new products in the last year.

2010 compared to 2009: Cost of revenue increased $18.0 million from $156.3 million for 2009 to $174.3 million for 2010, primarily due to an increase in revenues recognized during this period. Gross margin increased from 33% for 2009 to 39% for 2010, primarily as a result of reduced product costs, in addition to a change in product and customer mix.

Operating Expenses

Research and Development Expenses

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

The following table sets forth our research and development expenses:

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except percentages)

Research and development	$67,725	$55,412	$46,132
Percent of total revenue	20%	19%	20%

2011 compared to 2010: Research and development expenses increased $12.3 million from $55.4 million for 2010 to $67.7 million for 2011, primarily due to an increase in compensation and related costs, including travel-related expenses, from an increase in headcount, and an increase in depreciation and facilities-related expenses resulting from the acquisition of Occam and the expansion of our China development center. In addition we also experienced an increase in prototype and consulting expenses related to new product development and our pursuit of OSMINE certification. This increase was partially offset by a decrease in stock-based compensation expense resulting from RSUs granted in a company-wide stock option exchange program, which began amortizing at the date of our IPO on March 24, 2010 and were fully vested and related stock-based compensation expense recognized by April 2011.

2010 compared to 2009: Research and development expenses increased $9.3 million from $46.1 million for 2009 to $55.4 million for 2010, primarily due to an increase in stock-based compensation expense resulting from the RSUs received in the exchange program which began vesting in March 2010, an increase in compensation and related costs from an increase in employee headcount in the U.S. and in China, an increase in corporate bonus plan expense, an increase in facilities-related expenses and insurance expenses, and an increase in spending on prototypes.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel costs, employee sales commissions and marketing programs. We expect sales and marketing expenses to increase as we hire additional personnel both in North America and internationally to promote our anticipated revenue growth.

The following table sets forth our sales and marketing expenses:

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except percentages)

Sales and marketing	$55,551	$42,121	$33,486
Percent of total revenue	16%	15%	14%

2011 compared to 2010: Sales and marketing expenses increased $13.5 million from $42.1 million for 2010 to $55.6 million for 2011, primarily due to an increase in compensation and related expenses, including commission and travel-related expenses, from an increase in headcount, and an increase in depreciation and facilities-related expenses resulting from our acquisition of Occam, partially offset by a decrease in corporate bonus plan expense. In addition we experienced an increase in consulting expenses and an increase in marketing expenses mostly related to increased attendance at our User Group and Telco TV events that occurred in the fourth quarter of 2011.

2010 compared to 2009: Sales and marketing expenses increased $8.6 million from $33.5 million for 2009 to $42.1 million for 2010, primarily due to an increase in stock-based compensation expense resulting from the RSUs received in the exchange program which began vesting in March 2010, an increase in compensation and related costs from an increase in employee headcount, an increase in corporate bonus plan expense and an increase in marketing expenses mostly related to increased attendance at our User Group and Telco TV events that occurred in the fourth quarter of 2010.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs and costs for facilities related to our executive, finance, human resource, information technology and legal organizations and fees for professional services. Professional services consist of outside legal, tax and audit costs.

The following table sets forth our general and administrative expenses:

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except percentages)

General and administrative	$27,002	$27,998	$15,613
Percent of total revenue	8%	10%	7%

2011 compared to 2010: General and administrative expenses decreased $1.0 million from $28.0 million for 2010 to $27.0 million for 2011. The decrease was primarily due to a decrease in stock-based compensation expense resulting from RSUs granted in a company-wide stock option exchange program which began vesting at the date of our IPO on March 24, 2010 and were fully vested in April 2011 and a decrease in corporate bonus plan expense. This decrease was partially offset by an increase in compensation and related costs from increased headcount and facilities-related and depreciation expenses due to the Occam acquisition and a severance payment made to our former chief financial officer in the first quarter of fiscal 2011.

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

Merger-related and other expenses

Merger-related and other expenses primarily include severance, legal and professional expenses and integration-related expenses associated with our acquisition of Occam.

The following table sets forth our merger-related and other expenses:

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except percentages)

Merger-related and other expenses	$12,927	$3,942	$—
Percent of total revenue	4%	1%	NA

2011 compared to 2010: We incurred merger-related and other expenses of $12.9 million during fiscal 2011. In addition to the expenses noted above, we incurred expenses associated with consolidating facilities and stock-based compensation expense primarily related to accelerated vesting of stock awards for certain Occam executives that terminated subsequent to the acquisition date. The merger-related and other expenses in the corresponding periods in fiscal 2010 consisted of legal and professional expenses in connection with our effort to acquire Occam. We do not anticipate to record any future merger related expenses. For more information regarding the Occam acquisition, see Note 2 “Acquisition of Occam Networks” in the Notes to Consolidated Financial Statements included in this Form 10-K.

2010 compared to 2009: During fiscal 2010 we incurred acquisition-related costs of $3.9 million, in connection with our acquisition of Occam. There were no acquisition-related costs in the corresponding periods of 2009.

Amortization of Intangible Assets

In connection with the acquisitions of Occam and OSI, we recorded amortizable intangible assets related to customer relationships of $51.0 million and $3.7 million, respectively. These amounts are amortized over their estimated useful lives.

The following table sets forth our amortization of Intangible Assets:

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except percentages)

Amortization of intangible assets	$8,569	$740	$740
Percent of total revenue	2%	0%	0%

2011 compared to 2010: We recorded amortization expense of $8.6 million for the fiscal year ended December 31, 2011 and $0.7 million for each of the years ended, 2010 and 2009. The amortization of intangible assets related to our acquisition of OSI was completed during quarter ended March 26, 2011. The intangible assets related to Occam will amortize over their estimated useful lives.

2010 compared to 2009: Amortization of intangible assets expense totaled $0.7 million in each of 2010 and 2009. In addition, $5.4 million for each of 2010 and 2009, related to the amortization of existing technology was classified as cost of revenue in our financial statements.

Other Income (Expense)

The following table sets forth our other income (expense):

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except percentages)

Interest income	$87	$384	$245
Interest expense	(184)	(1,188)	(3,867)
Change in fair value of preferred stock warrants	—	(173)	37
Other income (expense)	92	(12)	119

Total other income (expense)	$(5)	$(989)	$(3,466)

2011 compared to 2010: Other expense was $1.0 million for 2010 compared to other expense of $5,000 for 2011. The decrease in other expense, during fiscal 2011, when compared to the corresponding period of 2010 was primarily due to a decrease in interest expense resulting from the repayment of our outstanding loan of $20.0 million on May 4, 2010 including outstanding accrued interest and prepayment penalties of $0.4 million. This decrease was partially offset by decrease in other income resulting from lower cash and investment balances during 2011 compared to 2010.

2010 compared to 2009: Other expense was $3.5 million for 2009 compared to other expense of $1.0 million for 2010. The decrease in other expense of $2.5 million was primarily due to a reduction of interest expense from the repayment of the term loan in May 2010.

Liquidity and Capital Resources

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$14,589	$9,176	$1,390
Net cash used in investing activities	(36,409)	(2,288)	(41,309)
Net cash (used in) provided by financing activities	(5,634)	27,595	48,526

At December 31, 2011, we had cash, cash equivalents and marketable securities of $38.9 million, which primarily consisted of money market mutual funds held at major financial institutions. We have a revolving credit facility of $30.0 million based upon a percentage of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services. Since inception, we financed our operations primarily through private sales of equity and from borrowings under credit facilities. In our IPO we raised net proceeds of approximately $57.3 million. On May 4, 2010, we paid down our outstanding term loan of $20.0 million with Silicon Valley Bank, or SVB, in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million. On February 22, 2011, we completed our acquisition of Occam in a stock and cash transaction valued at approximately $213.1 million. We paid $94.5 million in cash as part of the acquisition cost which was partially funded by cash assumed from Occam of $33.6 million. See Note 2 “Acquisition of Occam Networks” in the Notes to Consolidated Financial Statements included in this report for more information regarding our acquisition of Occam.

Operating Activities

In 2011, our operating activities provided cash of $14.6 million. This resulted primarily from non-cash charges of $50.4 million (the majority of which consist of stock-based compensation expense, amortization of intangible assets, and depreciation expense) and positive net changes in operating assets and liabilities, largely offset by our net loss of $52.6 million. Cash inflows from changes in operating assets and liabilities included a net decrease of $12.3 million in accounts receivable due to strong cash collections, $9.2 million related to the sell through of inventory, an increase in deferred revenue of $4.2 million due to the deferral of certain RUS funded contracts and $0.3 million release of restricted cash. These inflows were partially offset by cash outflows from accounts payable of $7.8 million resulting primarily from payments of accounts payable assumed from Occam, a decrease of $0.7 million in accrued and other liabilities and an increase in deferred cost of revenue of $0.6 million, primarily related to the deferral of certain RUS funded contracts.

In 2010, our operating activities provided $9.2 million in cash, which consisted of our net loss of $18.6 million offset by non-cash charges of $38.0 million. In addition, cash outflows from changes in operating assets and liabilities included a decrease in deferred revenue of $11.4 million primarily from the recognition of revenue from one large customer order that had been booked in 2008 and lower overall revenue deferrals from adoption of new accounting rules at the beginning of 2010 offset by an increase in extended warranty revenue deferrals, an increase in inventories of $6.0 million to support higher business volumes with a wider product mix and in additional receipts of last time buys of component inventory that have been discontinued by suppliers, a decrease in accounts payable of $4.4 million as we decreased inventory receipts in the last month of the 2010, and a decrease in accrued liabilities of $2.6 million primarily related to the utilization of customer rebate balances offset by an increase in accrued compensation related to an increase in the corporate bonus plan and vacation balances from significant increases in employee headcount. Cash inflows from changes in operating assets and liabilities included a decrease in deferred cost of goods sold of $8.7 million related to the decrease in deferred revenue, a decrease in accounts receivable of $3.6 million due to strong collections, and a decrease in prepaid assets primarily due to IPO related costs reclassed to equity on the close of our initial public offering.

Investing Activities

Our cash used in investing activities in 2011 primarily consisted of our acquisition of Occam for $60.8 million, net of $33.6 million of Occam cash assumed in the transaction, and capital expenditures of $7.4 million, partially offset by maturities of marketable securities of $31.8 million.

Our cash used in investing activities in 2010 consisted of capital expenditures of $5.6 million which primarily consisted of computer and test equipment, and the purchase of marketable securities of $79.2 million partially offset by sales and maturities of marketable securities of $82.5 million.

Financing Activities

Our cash used in financing activities of $5.6 million in the year ended December 31, 2011, primarily consisted of payment of payroll taxes of $10.4 million for the vesting of restricted stock units, offset by proceeds of $3.9 million from the issuance of common stock under the employee stock purchase plan or “ESPP” and proceeds of $0.8 million from the exercise of stock options. The payroll taxes withholding of $10.4 million for the vesting of the RSUs were net share-settled to cover the required withholding tax and the remaining amount was converted into an equivalent number of shares of common stock. The total shares withheld were approximately 485,000, which was based on the value of the RSUs on their vesting date as determined by our closing stock price.

Our financing activities provided cash of $27.6 million in the year ended December 31, 2010, which primarily consisted of net proceeds of $57.3 million from our IPO partially offset by the repayment of a term loan of $20.0 million. On May 4, 2010, we paid the outstanding loan payable to SVB of $20.0 million in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million. Additionally, we paid payroll taxes of $7.8 million for the vesting of 50% of the restricted stock units or RSUs, that had been exchanged for stock options held by employees in 2009 and $2.2 million for other RSUs that vested during the year ended 2010. Upon vesting, the RSUs were net share-settled to cover the required withholding tax and the remaining amount was converted into an equivalent number of shares of common stock. The total shares withheld were approximately 737,000, which was based on the value of the RSUs on their vesting date as determined by our closing stock price.

Working Capital and Capital Expenditure Needs

Except as disclosed in the Contractual Obligations and Commitments section below, we currently have no material cash commitments, except for normal recurring trade payables, expense accruals and operating leases. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. We may be required to issue performance bonds to satisfy requirements under our RUS contracts. We issue letters of credit under our existing credit facility to support these performance bonds. In the event we do not have sufficient capacity under our credit facility to support these bonds, we will have to purchase certificates of deposit, which could materially impact our working capital or limit our ability to satisfy such contract requirements. There were no restrictions on our cash at December 31, 2011 and 2010. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.

We believe based on our current operating plan, our existing cash and cash equivalents, and existing amounts available under our revolving line will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be harmed.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2011 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years
Operating lease obligations	$8,943	$3,406	$4,813	$724
Firm purchase commitments (1)	$5,194	$5,194	$—	$—
FIN 48 liability	$122	$122	$—	$—

Total	$14,259	$8,722	$4,813	$724

(1)	Represents outstanding non-cancelable purchase orders for finished goods to be delivered by our contract manufacturers.

Future minimum lease payments under our lease for our primary office space in Petaluma, California and in Minneapolis, Minnesota, Acton, Massachusetts, Richardson, Texas and Nanjing, China, are disclosed in the table above. The above table also includes future minimum lease payments for our facilities in Fremont, California and Santa Barbara, California, and for certain equipment under non-cancelable operating lease agreements, related to our acquisition of Occam, which expire at various dates through 2015.

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

As of December 31, 2011, the Company’s cumulative unrecognized tax benefits of $12.5 million is not included in the above table because this amount is netted against the Company’s deferred tax asset that is subject to a full valuation allowance. If any of the unrecognized tax benefits are ultimately recognized, it would result in a reduction to the Company’s tax attribute carryforwards and would not result in the use of cash to satisfy the liability.

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we did not have any off-balance sheet arrangements.

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

In June 2011 and December 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” and “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” respectively, which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in these standards require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income, or “OCI” to net income, in both net income and OCI. The standards do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standards do not affect the calculation or reporting of earnings per share. For public entities, the amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. Other than changing the presentation of comprehensive income, we do not anticipate the adoption of this guidance in the first quarter of fiscal year 2012 to have an impact on the financial statements.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have adopted this disclosure update for this Annual Report on Form 10-K. See Note 2, “Acquisition of Occam Networks” in the Notes to Consolidated Financial Statements of this Form 10-K.

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

Our exposure to interest rates also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. Any outstanding borrowings under our term loan and line of credit bear a variable rate of interest based upon the applicable LIBOR or prime rate and is adjusted monthly based upon changes in the Federal Reserve’s prime rate. On May 4, 2010, we paid down our outstanding term loan of $20.0 million, which bore interest at LIBOR (not less than 1.25%) plus 6.50%, in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million. As of December 31, 2011, there were no outstanding borrowings under the revolving credit facility.

Foreign Currency Risk

Our sales contracts are primarily denominated in U.S. dollars and, therefore, the majority of our revenues are not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities. Our exposure in regard to our foreign assets and liabilities is with our subsidiary in China and the United Kingdom, whose functional currencies is the Chinese Renminbi and Great British pound sterling, respectively. We are indirectly exposed to changes in foreign currency exchange rates to the extent of our use of foreign contract manufacturers whom we pay in U.S. dollars. As a result, changes in the local currency rates of these vendors in relation to the U.S. dollar could cause an increase in the price of products that we purchase.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Calix, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Calix, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calix, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, effective January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calix, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

February 23, 2012

CALIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$38,938	$66,304
Marketable securities	—	32,020
Restricted cash	754	—
Accounts receivable, net	47,943	43,377
Inventory	44,604	24,557
Deferred cost of revenue	8,324	7,771
Prepaids and other current assets	4,429	3,245

Total current assets	144,992	177,274
Property and equipment, net	16,130	11,815
Goodwill	116,175	65,576
Intangible assets, net	80,048	515
Other assets	2,194	2,376

Total assets	$359,539	$257,556

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,250	$10,268
Accrued liabilities	36,214	25,987
Deferred revenue	16,783	14,062

Total current liabilities	67,247	50,317
Long-term portion of deferred revenue	13,347	10,985
Other long-term liabilities	1,528	951

Total liabilities	82,122	62,253

Commitments and contingencies (See Note 8)

Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2011 and December 31, 2010	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized; 47,825,200 shares and 38,711,586 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	1,195	968
Additional paid-in capital	740,309	605,939
Other comprehensive income	98	31
Accumulated deficit	(464,185)	(411,635)

Total stockholders’ equity	277,417	195,303

Total liabilities and stockholders’ equity	$359,539	$257,556

See notes to consolidated financial statements.

CALIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	00000000	00000000	00000000
	Years Ended December 31,
	2011	2010	2009
Revenue	$344,669	$287,043	$232,947
Cost of revenue:
Products and services(1)	195,698	168,873	150,863
Merger-related expenses	19,966	—	—
Amortization of intangible assets	9,552	5,440	5,440

Total cost of revenue	225,216	174,313	156,303

Gross profit	119,453	112,730	76,644
Operating expenses:
Research and development (1)	67,725	55,412	46,132
Sales and marketing(1)	55,551	42,121	33,486
General and administrative(1)	27,002	27,998	15,613
Merger-related and other expenses (1)	12,927	3,942	—
Amortization of intangible assets	8,569	740	740

Total operating expenses	171,774	130,213	95,971

Loss from operations	(52,321)	(17,483)	(19,327)
Other income (expense):
Interest income	87	384	245
Interest expense	(184)	(1,188)	(3,867)
Change in fair value of preferred stock warrants	—	(173)	37
Other income (expense)	92	(12)	119

Loss before provision for income taxes	(52,326)	(18,472)	(22,793)
Provision for (benefit from) income taxes	224	81	(352)

Net loss	(52,550)	(18,553)	(22,441)
Preferred stock dividends	—	900	3,747

Net loss attributable to common stockholders	$(52,550)	$(19,453)	$(26,188)

Net loss per common share:

Basic and diluted	$(1.15)	$(0.65)	$(6.48)

Weighted average number of shares used to compute net loss per common share:

Basic and diluted	45,546	29,778	4,040

(1)	Includes stock-based compensation as follows:

	00000000	00000000	00000000
	Years Ended December 31,
	2011	2010	2009
Cost of revenue	$1,503	$1,745	$682
Research and development	4,828	5,966	2,657
Sales and marketing	4,500	4,555	1,739
General and administrative	9,538	13,309	4,118
Merger-related and other expenses	1,234	—	—

	$21,603	$25,575	$9,196

See notes to consolidated financial statements.

CALIX, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at December 31, 2008	15,908	$426,403	4,024	$100	$43,497	—	$(365,994)	$(322,397)
Stock-based compensation	—	—	—	—	9,196	—	—	9,196
Exercise of stock options	—	—	63	2	46	—	—	48
Issuance of Series I preferred stock dividends	272	3,747	—	—	—	—	(3,747)	(3,747)
Issuance of Series J preferred stock, net of issuance costs	6,312	49,478	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(22,441)	(22,441)
Unrealized loss on short-term investments	—	—	—	—	—	(17)	—	(17)

Total comprehensive loss	—	—	—	—	—	—	—	(22,458)

Balance at December 31, 2009	22,492	479,628	4,087	102	52,739	(17)	(392,182)	(339,358)
Preferred stock dividend	54	900	—	—	—	—	(900)	(900)
Preferred stock and preferred stock warrant conversion upon completion of the IPO	(22,546)	(480,528)	28,115	703	480,192	—	—	480,895
IPO proceeds, net of issuance costs and underwriters’ discount	—	—	5,116	128	57,184	—	—	57,312
Stock-based compensation	—	—	—	—	25,575	—	—	25,575
Exercise of stock options	—	—	164	4	284	—	—	288
RSU vesting, net of taxes withheld	—	—	1,230	31	(10,035)	—	—	(10,004)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(18,553)	(18,553)
Unrealized gain on short-term investments	—	—	—	—	—	38	—	38
Translation adjustment	—	—	—	—	—	10	—	10

Total comprehensive loss	—	—	—	—	—	—	—	(18,505)

Balance at December 31, 2010	—	—	38,712	968	605,939	31	(411,635)	195,303
Stock-based compensation	—	—	—	—	21,603	—	—	21,603
Acquisition of Occam Networks	—	—	6,359	159	118,469	—	—	118,628
Exercise of stock options and warrants	—	—	207	5	799	—	—	804
RSU vesting net of taxes withheld	—	—	1,703	42	(10,418)	—	—	(10,376)
Restricted stock awards issued	—	—	423	11	(11)	—	—	—
Stock issued under employee stock purchase plan	—	—	421	10	3,928			3,938
Comprehensive loss:
Net loss	—	—	—	—	—	—	(52,550)	(52,550)
Unrealized loss on short-term investments	—	—	—	—	—	(21)	—	(21)
Translation adjustment	—	—	—	—	—	88	—	88

Total comprehensive loss	—	—	—	—	—	—	—	(52,483)

Balance at December 31, 2011	—	$—	47,825	$1,195	$740,309	$98	$(464,185)	$277,417

See notes to consolidated financial statements.

CALIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities
Net loss	$(52,550)	$(18,553)	$(22,441)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premiums relating to available-for-sale securities	244	967	—
Depreciation and amortization	7,954	5,015	4,942
Loss on retirement of property and equipment	2,449	77	—
Amortization of intangible assets	18,121	6,180	6,180
Revaluation of warrant liability	—	173	(37)
Stock-based compensation	21,603	25,575	9,196
Net gains on investments	—	(37)	—
Changes in operating assets and liabilities:
Change in restricted cash	300	629	4,227
Accounts receivable, net	12,287	3,615	(14,209)
Inventory	9,182	(6,001)	4,841
Deferred cost of revenue	(553)	8,697	(2,260)
Prepaids and other assets	(148)	1,237	(4,252)
Accounts payable	(7,818)	(4,367)	(3,855)
Accrued liabilities	(386)	(2,642)	12,138
Deferred revenue	4,217	(11,430)	7,664
Other long-term liabilities	(313)	41	(744)

Net cash provided by operating activities	$14,589	$9,176	$1,390

Investing activities
Purchase of property and equipment	(7,355)	(5,614)	(5,064)
Acquisition of Occam Networks, net of cash assumed	(60,809)	—	—
Purchase of marketable securities	—	(79,190)	(36,245)
Sales of marketable securities	—	29,214	—
Maturities of marketable securities	31,755	53,302	—

Net cash used in investing activities	(36,409)	(2,288)	(41,309)

Financing activities
Proceeds from exercise of stock options and warrants and other	804	288	60
Proceeds from loans	—	—	20,000
Proceeds from employee stock purchase plan	3,938	—	—
Taxes withheld upon vesting of restricted stock units	(10,376)	(10,004)	—
Principal payments on loans	—	(20,000)	(21,000)
Proceeds from issuance of Series J preferred stock	—	—	49,478
Repurchase of common and preferred stock	—	—	(12)
Proceeds from initial public offering of common stock, net of issuance costs	—	57,311	—

Net cash (used in) provided by financing activities	(5,634)	27,595	48,526
Effect of exchange rate changes on cash and cash equivalents	88	—	—
Net (decrease) increase in cash and cash equivalents	(27,366)	34,483	8,607
Cash and cash equivalents at beginning of year	66,304	31,821	23,214

Cash and cash equivalents at end of year	$38,938	$66,304	$31,821

Supplemental Schedule of noncash investing and financing activity
Value of common stock issued in acquisition	$117,258	$—	$—

Fair value of equity awards assumed	$1,370	$—	$—

Issuance of Series I preferred stock dividends	$—	$900	$3,747

Interest paid	$87	$796	$4,384

Income taxes paid	$79	$40	$39

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

Basis of Presentation

The Company operates on a 4-4-5 fiscal calendar which divides the year into four quarters, with each quarter grouped into two 4-week months and one 5-week month. The Company’s fiscal year ends on December 31. The preparation of financial statements is in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying consolidated financial statements, including the accounts of Calix, Inc. and its wholly owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with the applicable accounting guidance requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For the Company, these estimates include, but are not limited to: allowances for doubtful accounts and sales returns, excess and obsolete inventory, allowances for obligations to its contract manufacturers, useful lives assigned to long-lived assets and acquired intangible assets, warranty costs, and contingencies. Actual results could differ from those estimates, and such differences could be material to the Company’s financial position and results of operations.

On February 22, 2011, the Company completed its acquisition of Occam Networks, Inc. (“Occam”) in a stock and cash transaction valued at $213.1 million. The Company’s results of operations for the year ended December 31, 2011 reflect the operations of the Occam business beginning on the February 22, 2011 acquisition date. See Note 2 “Acquisition of Occam Networks” in the notes to these consolidated financial statements for more information regarding the acquisition of Occam.

Significant Accounting Policies

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance (“guidance”) is meant to refer to the authoritative U.S. generally accepted accounting principles as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Business Combination

The Company accounted for the acquisition of Occam under ASC Topic 805, “Business Combinations”. Under this guidance all of the assets acquired and liabilities assumed are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The fair values assigned to the acquired assets and assumed liabilities are based on valuations using management’s best estimates and assumptions at the conclusion of the measurement period. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. The Company’s estimates are based on historical experience and information obtained from the management of the acquired companies. The Company’s significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. The Company has finalized the fair values of the acquired assets and assumed liabilities from Occam as of June 25, 2011.

Revenue Recognition

The Company derives revenue primarily from the sale of hardware products and related software. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. The Company will generally use purchase agreement and/or purchase order as evidence of an arrangement. Since the individual products and services meet the criteria for separate units of accounting, the Company will recognize revenue upon delivery of each product and/or services. Post-sales software support revenue and extended warranty services revenue is deferred and recognized ratably over the period during which the services are to be performed. Installation and training service arrangements are recognized upon delivery or completion of performance. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. Revenue from package arrangements is recognized upon full delivery of the package. In instances where substantive acceptance provisions are specified in the customer agreement, revenue is deferred until all acceptance criteria have been met. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers predominantly range from net 30 to net 90 days. The Company assesses the ability to collect from its customers based primarily on the creditworthiness and past payment history of the customer. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue. In certain cases, the Company’s products are sold along with services, which include installation, training, post-sales software support and/or extended warranty services. To date, service revenue has comprised an insignificant portion of the Company’s revenue, and the Company has not reported service revenue separately from product revenue in its financial statements. From time to time, the Company offers customers sales incentives, which include volume rebates and discounts. These amounts are accrued on a quarterly basis and recorded net of revenue.

The Company adopted Accounting Standards Update (“ASU”) No. 2009-13, Topic 605—Multiple-Deliverable Revenue Arrangements and ASU No. 2009-14, Topic 985—Certain Revenue Arrangements that Include Software Elements on a prospective basis as of the beginning of 2010 for new and materially modified arrangements originating after December 31, 2009. Under the new standards, the Company allocates the total arrangement consideration to each separable element of an arrangement based on the relative selling price of each element. The Company’s products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment and are deemed to be non-contingent deliverables. The Company provides certain services at stated prices over a specified period of time and must meet specified performance conditions. As such, the Company has determined that its individual services are contingent deliverables. In addition, the Company provides specified packages of items considered a package arrangement which it also considers a contingent deliverable, and therefore the Company does not bill its customers until it has fully delivered the package.

The amount of product and service revenue recognized in a given period is affected by the valuation of the units of accounting for multiple-element arrangements. The Company uses vendor-specific objective evidence or VSOE of fair value for each of the units, when available. The Company has established VSOE for its training and post-sales software support services based on the normal pricing practices of these services when sold separately. In most instances, the Company is not able to establish VSOE for other deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, the Company attempts to establish selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s marketing strategy differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE. When the Company is unable to establish selling price using VSOE or TPE, the Company uses the best estimate of selling price (“BSP”). The objective of BSP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BSP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, characteristics of targeted customers and pricing practices. The determination of BSP is made through consultation with and formal approval by management, taking into consideration the go-to-market strategy. The Company regularly reviews VSOE, TPE and BSP and maintains internal controls over the establishment and updates of these estimates. There were no material impacts during twelve months ended December 31, 2011, nor do we expect a material impact in the near term from changes in VSOE, TPE or BSP.

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

Cost of Revenue

Cost of revenue consists primarily of finished goods inventory purchased from the Company’s contract manufacturers, payroll and related expenses associated with managing the contract manufacturers’ relationships, depreciation of manufacturing test equipment, warranty costs, excess and obsolete inventory costs, shipping charges, and amortization of certain intangible assets. For the year ended December 31, 2011, cost of revenue also includes merger-related expenses associated with the acquisition of Occam primarily related to a charge resulting from the required revaluation of Occam inventory to its estimated fair value and an associated write-down of acquired inventory determined as excess and obsolete.

Stock-Based Compensation

Under the provisions of ASC Topic 718, for share-based payment transactions, stock-based awards are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period), which the Company has elected to amortize on a straight-line basis. The Company adopted this guidance using the modified prospective transition method. Stock-based compensation expense has been reduced by the Company’s estimated forfeitures on all unvested awards.

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

Development costs related to software incorporated in the Company’s products incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated useful lives of the related products. Technological feasibility is established upon completion of a working model. The Company, generally expenses such costs as a charge to research and development expense in the Company’s statements of operations.

Credit Risk and Inventory Supplier Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Cash equivalents consist of money market funds which are invested through financial institutions in the United States. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. Marketable securities consist principally of U.S. government sponsored entity bonds, commercial paper, debt securities of domestic corporations with strong credit ratings, bank certificates of deposit and U.S. Treasury bills. Management believes that the financial institutions that hold the Company’s cash and investments are financially sound and, accordingly, minimal credit risk exists with respect to these cash and investments.

Concentrations of credit risk in relation to customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated

	Percentage of Accounts Receivable as of		Percentage of Revenue
	December 31,		Years Ended December 31,
Customers	2011	2010	2011	2010	2009

CenturyLink	12%	9%	20%	29%	38%
Customer B	—	14	—	7	—

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

The Company depends primarily on a small number of outside contract manufacturers for the bulk of its finished goods inventory. The Company generally purchases its product through purchase orders with its suppliers or contract manufacturers. While the Company seeks to maintain a sufficient reserve of its products, the Company’s business and results of operations could be adversely affected by a stoppage or delay in receiving such products, the receipt of defective parts, an increase in price of such products or the Company’s inability to obtain lower prices from its contract manufacturers and suppliers in response to competitive pressures.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, marketable securities, accounts payable, and other accrued liabilities approximate their fair value due to their relatively short-term nature. The carrying amount of the other long-term liabilities approximates its fair value.

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

The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of comprehensive loss in the stockholders’ equity until realized. Should the Company determine that any unrealized losses on the investments are other-than-temporary, the amount of that impairment to be recognized in earnings will depend on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. Realized gains and losses, which have been immaterial to date, are determined on the specific identification method and are reflected in results of operations.

Restricted Cash

Restricted cash consisted of $0.8 million as of December 31, 2011, which is related to performance bonds required for the Company’s RUS-funded customer contracts. As of December 31, 2010, there were no restricted cash balances as certificates of deposit were not required to back performance bonds for the Company’s RUS-funded customer contracts.

Inventory

Inventory which primarily consisted of finished goods purchased from contract manufacturers is stated at the lower of cost, determined by the first-in, first-out method, or market value. In addition, the Company will, from time to time, procure component inventory primarily as a result of manufacturing discontinuation of critical components by suppliers. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis is established that cannot be increased in future periods.

Deferred Cost of Revenue

When the Company’s products have been shipped, but the product revenue associated with the arrangement has been deferred as a result of not meeting the criteria for immediate revenue recognition, the Company also defers the related inventory costs for the delivered items until all criteria are met for revenue recognition. Deferred cost of revenue also includes trial orders that are pending acceptance.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and are depreciated using the straight-line method over the estimated useful life of each asset. Computer equipment and purchased software are depreciated over three years; test equipment, is depreciated over three years; furniture and fixtures are depreciated over seven years; and leasehold improvements are depreciated over the shorter of the respective lease term or the estimated useful life of the asset. Maintenance and repairs are charged to expense as incurred.

Goodwill, Intangible Assets and Other Long-Lived Assets

The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company has reviewed events and changes to its business during the year and has determined that there was no impairment to its long-lived assets during 2011. In addition the Company did not incur any impairment losses for long-lived assets during 2010 and 2009.

Goodwill and other intangible assets have been recorded as a result of the Company’s acquisitions of Occam in February 2011 and Optical Solutions, Inc. (“OSI”) in February 2006. This goodwill is not deductible for tax purposes, and there have been no adjustments to goodwill since the acquisition dates.

Goodwill is not amortized but instead is subject to an annual impairment test or more frequently if events or changes in circumstances indicate that they may be impaired. The Company evaluates goodwill on an annual basis as of the end of the second quarter of each fiscal year. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Management has determined that it operates as a single reporting unit and therefore evaluates goodwill impairment at the enterprise level. Intangible assets with finite useful lives are amortized over their estimated useful lives, generally four to five years, and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company has completed its annual goodwill impairment test as of the second quarter of 2011 and the estimated fair value of Calix significantly exceeded its carrying value at that date. The Company has updated its evaluation of impairment indicators and has concluded that there was no impairment to the carrying value of its goodwill and intangible assets as of December 31, 2011. In addition, there were no impairment losses during 2010 and 2009.

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

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company recorded a full valuation allowance at each balance sheet date presented because, based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize all of its deferred tax assets in the future. The Company intends to maintain the full valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances.

Foreign Currency Translation

Assets and liabilities of the Company’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the monthly average exchanges rates. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses were not significant during the years ended December 31, 2011, 2010 and 2009.

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

In June 2011 and December 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” and “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” respectively, which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in these standards require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income or “OCI” to net income, in both net income and OCI. The standards do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standards do not affect the calculation or reporting of earnings per share. For public entities, the amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. Other than changing the presentation of comprehensive income, the Company does not anticipate the adoption of this guidance in the first quarter of fiscal year 2012 to have an impact on the financial statements.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has adopted this disclosure update for this Annual Report on Form 10-K. See Note 2, “Acquisition of Occam Networks” in these Notes to Consolidated Financial Statements of this Form 10-K.

2. Acquisition of Occam Networks

On February 22, 2011, the Company completed its acquisition of Occam in a stock and cash transaction valued at approximately $213.1 million which consisted of $94.5 million of cash consideration and a value of $118.6 million of common stock and equity awards issued. In connection with the consummation of the acquisition, each outstanding share of common stock of Occam was converted, effective as of February 22, 2011, into the right to receive: (i) 0.2925 shares of Calix common stock and (ii) $3.8337 in cash. In addition, (a) each outstanding Occam stock option or restricted stock unit as of immediately prior to the effective time of the acquisition which was or became vested as of the effective time of the acquisition with a per share exercise price that was less than (i) $3.8337 plus (ii) 0.2925 multiplied by the average volume weighted average trading price of Calix common stock during the five consecutive trading days ending on the trading day that was one day before the effective time of the acquisition, such amount being referred to as the cash-out consideration and (b) Occam options or restricted stock units held by persons who were not Occam employees or consultants immediately prior to the effective time of the acquisition were automatically cancelled and extinguished and the vested portion thereof was automatically converted into the right to receive the cash-out consideration for the aggregate number of shares of Occam common stock that were issuable upon the exercise of such stock options or restricted stock units, less any applicable per share exercise price.

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

The acquisition of Occam has been accounted for under the acquisition method of accounting which requires the acquired assets and assumed liabilities to be recorded based on their estimated fair values. The fair values assigned to the acquired assets and assumed liabilities are based on valuations using management’s best estimates and assumptions utilizing the best information available at the time these consolidated financial statements were issued. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.

The following table summarizes the fair value of the acquired assets and assumed liabilities related to the acquisition of Occam (in thousands):

Cash and cash equivalents	$33,631
Restricted cash	1,054
Accounts receivable	16,854
Inventory	29,229
Prepaid expenses and other assets	854
Property and equipment	7,363
Intangible assets:
Trade name (useful life of 6 months)	2,290
Customer relationships (useful life of 5 years)	51,040
Core developed technology (useful life of 5 years)	25,494
In-process technology	16,270
Purchase order backlog (useful life of 10 months)	2,560

Total intangible assets	97,654

Goodwill	50,599
Current liabilities	(22,414)
Deferred revenue	(866)
Long-term liabilities	(890)

Total	$213,068

The Company has finalized the fair values of the acquired assets and assumed liabilities and has closed the measurement period as of June 25, 2011.

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

During the year ended December 31, 2011, the Company incurred $20.0 million of merger-related expenses, resulting from the required revaluation of inventory to its estimated fair value and an associated write-down of inventory determined as excess and obsolete. The Company also incurred $12.9 million of merger-related expenses in the twelve months ended December 31, 2011, related to severance for terminated employees and salaries for transitional employees, expenses associated with consolidating facilities, transaction costs for financial advisory, legal and accounting services, and stock-based compensation expense primarily related to accelerated vesting for certain Occam executives who terminated subsequent to the acquisition date. The Company does not anticipate recording any future merger-related expenses.

Adjustments recorded during the measurement period through June 25, 2011, primarily consisted of assets recorded for legal fees incurred by Occam prior to the acquisition that have subsequently been reimbursed or are expected to be reimbursed under pre-existing insurance policies.

The premium paid by the Company in this transaction is attributable to the strategic benefits of creating a more competitive and efficient company, more capable of competing against larger telecommunications equipment companies in more markets and the significant cost synergies that would be obtained by the combined organization. The combined organization is expected to provide communications service providers globally with an enhanced portfolio of advanced broadband access systems, and accelerate innovation across the expanded Calix Unified Access portfolio. The acquisition is expected to result in more access options over both fiber and copper for communications service providers to deploy, which could expedite the proliferation of advanced broadband services to both residential and business subscribers, including such services as high-speed Internet, Internet protocol television, or IPTV, Voice over internet protocol or VOIP, Ethernet business services, and other advanced broadband applications.

The results of operations of Occam are included in the Company’s consolidated results of operations beginning on the February 22, 2011 acquisition date. The following pro forma information gives effect to the business combination that was completed during the quarter ended March 26, 2011 as if the business combination occurred at the beginning of the prior annual period presented. The pro forma results are not necessarily indicative of what actually would have occurred had the business combination been in effect for the period presented (table in thousands):

Year Ended December 31,
2010
Revenue	$381,495
Net loss attributable to common stockholders	$(47,614)

The above Pro forma results have been adjusted for the following material adjustments, as if the business combination was completed on January 1, 2010:

1.	Pro forma revenue for the year ended December 31, 2010, reflects elimination of deferred revenue of $13.0 million and related deferred cost of revenue of $6.2 million, associated with Occam’s products shipped but pending customer acceptance, as of December 31, 2009, as this would have been assigned little or no value, under the acquisition method of accounting.

2.	Pro forma net loss for the year ended December 31, 2010, includes amortization of intangible assets of $18.1 million that would have been acquired as if the business combination was completed on January 1, 2010.

3. Intangible Assets

Intangible assets are carried at cost, less accumulated amortization, as disclosed in the following tables (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$52,694	$(31,447)	$21,247	$27,200	$(26,747)	$453
Customer relationships	54,740	(12,209)	42,531	3,700	(3,638)	62
Purchase order backlog	4,260	(4,260)	—	1,700	(1,700)	—
Trade name	2,290	(2,290)	—	—	—	—

Total amortizable intangible assets	113,984	(50,206)	63,778	32,600	(32,085)	515
In-process technology	16,270	—	16,270	—	—	—

Total intangible assets, excluding goodwill	$130,254	$(50,206)	$80,048	$32,600	$(32,085)	$515

The amortization expense was $18.1 million, $6.2 million and $6.2 million for the years ended December 31, 2011, 2010, 2009, respectively. Expected future amortization for the fiscal years indicated is as follows (in thousands):

2012	$15,307
2013	15,307
2014	15,307
2015	15,306
2016	2,551

Total	$63,778

4. Goodwill

Goodwill is not amortized but instead is subject to an annual impairment test or more frequently if events or changes in circumstances indicate that it may be impaired. The Company evaluates goodwill on an annual basis as of the end of the second quarter of each year. The Company has updated its evaluation of impairment indicators and has concluded that there was no impairment to the carrying value of its goodwill as of December 31, 2011.

The table below sets forth changes in carrying amount of goodwill (in thousands):

Total
Balance as of December 31, 2010	$65,576

Goodwill acquired	50,599

Balance as of December 31, 2011	$116,175

5. Net Loss Per Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common stock outstanding during the reporting period. For the years ended December 31, 2011, 2010 and 2009, basic and diluted net loss per share, are identical because the Company had losses from continuing operations and the impact of common equivalent shares would have been anti-dilutive and therefore excluded. For the year ended December 31, 2011, unvested restricted stock awards granted during the third quarter of fiscal 2011 are included in the calculation of basic weighted average shares because such shares are participating securities.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net loss attributable to common stockholders	$(52,550)	$(19,453)	$(26,188)

Denominator:
Weighted-average shares used to compute basic and diluted net loss per common share	45,546	29,778	4,040

Basic and diluted net loss per common share	$(1.15)	$(0.65)	$(6.48)

As the Company incurred net losses in the periods presented, the following table displays the Company’s other outstanding common stock equivalents that were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive (in thousands):

	As of December 31,
	2011	2010	2009
Stock options	1,661	735	678
Restricted stock units	1,775	3,426	4,537
Employee stock purchase plan	579	1,000	—
Common stock warrants	23	65	11
Convertible preferred stock	—	—	28,044
Convertible preferred stock warrants	—	—	58

6. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$19,109	$10,839
Money market funds	19,829	55,465

Total cash and cash equivalents	38,938	66,304

Marketable securities:
Corporate debt securities	—	19,324
Commercial paper	—	12,696

Total marketable securities	—	32,020

Total cash, cash equivalents and marketable securities	$38,938	$98,324

The following tables summarize the unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale as follows as of December 31, 2010 (in thousands):

As of December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

Corporate debt securities	$19,302	$25	$(3)	$19,324
Commercial paper	12,696	—	—	12,696

Total	$31,998	$25	$(3)	$32,020

As of December 31, 2011, the Company did not hold any marketable securities and therefore there were no unrealized gains or losses. In addition, the Company did not experience any significant realized gains or losses on its investments through December 31, 2011. The Company generally reviews investments held with unrealized losses to determine if the loss is other-than-temporary. As of December 31, 2010, the Company determined that it had the ability and intent to hold these investments for a period of time sufficient for a recovery of fair market value and did not consider the investments to be other-than-temporarily impaired. The Company’s money market funds maintained a net asset value of $1.00 for all periods presented. Net unrealized gains/losses are recorded to other comprehensive income (loss) in the Company’s consolidated balance sheets.

7. Balance Sheet Details

Inventory consists of the following (in thousands):

	December 31, 2011	December 31, 2010

Raw materials	$3,077	$3,344
Finished goods	41,527	21,213

Total inventory	$44,604	$24,557

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2011	December 31, 2010

Accounts receivable	$49,180	$44,545
Allowance for doubtful accounts	(402)	(617)
Product return reserve	(835)	(551)

Accounts receivable, net	$47,943	$43,377

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2011	December 31, 2010

Computer equipment and purchased software	$28,477	$24,061
Test equipment	29,849	26,476
Furnitures and fixtures	1,480	1,560
Leasehold improvements	6,342	2,882

Total	66,148	54,979
Accumulated depreciation	(50,018)	(43,164)

Property and equipment, net	$16,130	$11,815

Accrued liabilities consisted of the following (in thousands):

	December 31, 2011	December 31, 2010

Accrued compensation and related benefits	$12,406	$13,376
Accrued warranty	12,104	3,789
Accrued professional and consulting fees	1,741	1,613
Accrued excess and obsolete inventory at contract manufacturers	3,784	1,022
Sales and use tax payable	861	1,066
Accrued customer rebates	1,549	1,880
Accrued other	3,769	3,241

Total accrued liabilities	$36,214	$25,987

As of December 31, 2011, accrued warranty, accrued excess and obsolete inventory and accrued other, include accruals related to the acquisition of Occam. For more information regarding the acquisition, see Note 2, “Acquisition of Occam Networks” in the Notes to Consolidated Financial Statements.

8. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of December 31, 2011 (in thousands):

2012	$3,406
2013	3,509
2014	1,304
2015	633
2016	91

Total	$8,943

The Company leases its primary office space in Petaluma, California under a lease agreement that extends through February 2014. The Company received a lease incentive consisting of $1.2 million in leasehold improvements provided by the lessor. The Company has capitalized the full amount of the lease incentive and this incentive is being amortized through rent expense over the lease term. Payments under the Company’s operating leases that escalate over the term of the lease are recognized as rent expense on a straight-line basis. The above table also includes future minimum lease payments for our facilities in Minneapolis, Minnesota, Acton, Massachusetts, Nanjing, China, Richardson, Texas and Fremont and Santa Barbara, California, which expire at various dates through 2016, and for certain equipment under non-cancelable operating lease agreements, obtained through our acquisition of Occam, which expire at various dates through 2015.

Rent expense was $3.6 million, for the year ended December 31, 2011, and $2.1 million for each of the years ended December 31, 2010 and 2009.

Purchase Commitments

The Company’s primary contract manufacturers place orders for component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the contract manufacturers to build the products included in the build forecasts. The Company does not take ownership of the components and any outstanding orders do not represent firm purchase commitments pursuant to the Company’s agreement with the contract manufacturer. The Company will provide purchase orders to its contract manufacturers in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the manufacturer has converted the component inventory to a finished product and takes ownership of the inventory when transferred to the designated shipping warehouse. However, historically, the Company has reimbursed its primary contract manufacturer for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by its suppliers, or in cases where inventory levels greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders, which are included in accrued liabilities in the accompanying balance sheets, were $3.8 million and $1.0 million as of December 31, 2011 and 2010, respectively. The Company records these amounts in cost of products and services in its statement of operations.

As of December 31, 2011, the Company had non-cancelable outstanding purchase orders of $5.2 million for finished goods to be delivered by its contract manufacturers. The Company did not have any outstanding purchase orders as of December 31, 2010.

Accrued Warranty

The Company generally provides a warranty for its hardware products for a period of one to five-years, depending on product type, from the date of shipment. The Company accrues for potential warranty claims based on the Company’s historical claims experience and other relevant information. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.

Activity related to the product warranty is as follows (in thousands):

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Balance at beginning of period	$3,789	$4,213	$3,375
Accrued warranty from the Occam acquisition	8,500	—	—
Warranty charged to cost of revenue	5,883	5,258	5,147
Utilization of warranty	(6,068)	(5,682)	(4,309)

Total accrued warranty	$12,104	$3,789	$4,213

The Company recorded $8.5 million of accrued warranty related to the liabilities assumed with the acquisition of Occam on February 22, 2011. For more information regarding the acquisition, see Note 2 “Acquisition of Occam Networks,” in the Notes to these Consolidated Financial Statements.

Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities.

On September 16, 2010, the Company and two direct, wholly-owned subsidiaries of the Company, entered into an Agreement and Plan of Merger and Reorganization, or the “Merger Agreement”. In response to the announcement of the Merger Agreement, on September 17, 2010, September 20, 2010 and September 21, 2010, three purported class action complaints were filed by three purported stockholders of Occam in the California Superior Court for Santa Barbara County: Kardosh v. Occam Networks, Inc., et al. (Case No. 1371748), or the Kardosh complaint; Kennedy v. Occam Networks, Inc., et al. (Case No. 1371762), or the Kennedy complaint; and Moghaddam v. Occam Networks, Inc., et al. (Case No. 1371802), or the Moghaddam complaint, respectively. The Kardosh, Kennedy and Moghaddam complaints, which are referred to collectively as the California class action complaints, are substantially similar. Each of the California class action complaints names Occam, the pre-acquisition members of the Occam board of directors and us as defendants.

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

On January 6, 2012, the Delaware court ruled on a motion for sanctions brought by the defendants in the Delaware case against certain of the lead plaintiffs. The Delaware court found that lead plaintiffs Michael Steinhardt, Steinhardt Overseas Management, L.P., and Ilex Partners, L.L.C., collectively the “Steinhardt Plaintiffs,” had engaged in improper trading of Calix shares, and dismissed the Steinhardt Plaintiffs from the case with prejudice. The court further held that the Steinhardt Plaintiffs are: (i) barred from receiving any recovery from the litigation, (ii) required to self-report to the SEC, (iii) directed to disclose their improper trading in any future application to serve as lead plaintiff, and (iv) ordered to disgorge trading profits of $0.5 million, to be distributed to the remaining members of the class of former Occam stockholders.

On January 6, 2012, the Delaware court also granted the motion of the remaining lead plaintiffs, Herbert Chen and Derek Sheeler, for class certification, and certified Messrs. Chen and Sheeler as class representatives. Chen and Sheeler, on behalf of the class of similarly situated former Occam stockholders, are expected to continue to seek an award of damages in an unspecified amount. The certified class is a non-opt-out class consisting of all owners of Occam common stock whose shares were converted to shares of Calix on the date of the merger transaction, with the exception of the defendants in the Delaware action and their affiliates. On February 4, 2012, the court entered an order giving effect to the January 6, 2012 ruling, and further ordered that class members be given notice of the certification order and notice that any class member may seek to intervene in the case or to petition the court to modify the certification order.

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

9. Credit Facility

The Company has a revolving credit facility of $30.0 million based upon a percentage of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services. The Company had outstanding letters of credit totaling $2.8 million as of December 31, 2011. Company is also required to pay commitment fees of 0.25% per annum on any unused portions of the facility. The revolving credit facility matures on June 30, 2013.

10. Fair Value Measurements

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

As of December 31, 2011 and December 31, 2010, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

	0000000	0000000	0000000
As of December 31, 2011	Level 1	Level 2	Total
Money market funds	$19,829	$—	$19,829

Total	$19,829	$—	$19,829

	0000000	0000000	0000000
As of December 31, 2010	Level 1	Level 2	Total
Money market funds	$55,465	$—	$55,465
Marketable securities	—	32,020	32,020

Total	$55,465	$32,020	$87,485

The Company’s valuation techniques used to measure the fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. Investments in marketable securities as of December 31, 2010 were held by a custodian who obtains investment prices from a third-party pricing provider that uses standard inputs derived from or corroborated by observable market data, to models which vary by asset class.

11. Stockholders’ Equity

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

On April 8, 2010, the Company issued and sold 949,339 shares of common stock resulting from the exercise of the underwriters’ option to purchase common shares associated with the Company’s initial public offering. This sale resulted in gross proceeds of $12.3 million based on an initial public offering price of $13.00 per share of common stock. Proceeds to the Company were $11.5 million which were net of underwriters’ discount and offering expenses payable by the Company of $0.8 million.

On February 22, 2011, in connection with the acquisition of Occam, the Company issued 6.4 million shares of the Company’s common stock, a value of $117.2 million. For more information regarding the acquisition, of Occam see Note 2 “Acquisition of Occam Networks” in the notes to these consolidated financial statements.

Preferred Stock

The board of directors has the authority, without action by its stockholders with the exception of stockholders who hold board positions, to designate and issue up to five million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. Subsequent to the Company’s initial public offering and the conversion of all preferred stock outstanding at that date, the board of directors has not designated any rights, preference or powers of any preferred stock and no shares of preferred stock have been issued.

Stock Options, Restricted Stock Units and Awards and Employee Stock Purchase Plan

The Company maintains three equity incentive plans, the 2000 Stock Plan, the 2002 Stock Plan and the 2010 Equity Incentive Plan (together, the “Plans”), which allow the Company to grant stock options, restricted stock and restricted stock units to employees, directors and consultants of the Company. Under the terms of the Plans, the Company may grant incentive stock options at a price not less than 100% of the fair market value of the common stock on the date of grant and non-statutory stock options at a price not less than 85%, or, with respect to the 2002 Stock Plan and the 2010 Equity Incentive Plan, 100%, of the fair market value of the common stock on the date of grant. Additionally, options could be granted with the right to exercise those options before vesting. Upon the exercise of an option prior to vesting, the optionee is required to enter into a restricted stock purchase agreement with the Company, which provides that the Company has a right to repurchase any unvested shares at a repurchase price equal to the exercise price during the 90-day period following the termination of an individual’s service with the Company for any reason. In addition, the Company has a 30-day right of first refusal if an optionee intends to sell shares acquired pursuant to options. Options granted under both Plans generally vest over four years and expire ten years from the date of grant. Given the absence of a public trading market prior to the Company’s IPO, the Company’s board of directors considered numerous objective and subjective factors to determine the best estimate of the fair market value of its common stock at each meeting at which stock option grants were approved. These factors included, but were not limited to, the following: contemporaneous valuations of common stock, the rights and preferences of convertible preferred stock relative to common stock, the lack of marketability of common stock, developments in the business, recent issuances of convertible preferred stock and the likelihood of achieving a liquidity event, such as an IPO, or sale of the Company, given prevailing market conditions. These determinations of fair market value were used for purposes of determining the Black-Scholes fair value of the Company’s stock option awards and related stock based compensation expense prior to the Company’s IPO.

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

Stock Options

The following table summarizes the activity under the Company’s stock option plans (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)

Outstanding as of December 31, 2008	3,782	$13.08	$3,950
Granted	595	6.15
Exercised	(64)	0.95
Forfeited or expired	(3,635)	13.44

Outstanding as of December 31, 2009	678	$6.15	$4,240
Granted	293	12.42
Exercised	(164)	1.47
Forfeited or expired	(72)	23.92

Outstanding as of December 31, 2010	735	$7.94	$7,393
Granted	1,463	18.69
Exercised	(188)	4.28
Forfeited or expired	(349)	19.87

Outstanding as of December 31, 2011	1,661	$15.33	$1,191

(1)	Amounts represent the difference between the exercise price and the fair market value of common stock at each period end for all in the money options outstanding.

Stock options granted during fiscal 2011 include 536,190 options issued in connection with the Occam acquisition. For more information on the Occam acquisition, see Note 2 “Acquisition of Occam Networks” in the notes to these consolidated financial statements.

Options outstanding that have vested and are expected to vest as of December 31, 2011, are as follows (in thousands, except weighted average contractual term and per share data):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Vested	612	$13.54	4.87	$1,104
Expected to vest	982	16.43	8.98	82

Total	1,594	$15.32	7.40	$1,186

(1)	Amounts represent the difference between the exercise price and the fair market value of common stock as of December 31, 2011 for all in the money options outstanding.

During the years ended December 31, 2011, 2010 and 2009, the total intrinsic value of stock options exercised was $2.7 million, $1.9 million, and $0.4 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011 (in thousands, except year and per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.49 - $6.80	443	4.83	$3.87	304	$2.90
$7.07 - $14.61	365	8.54	11.19	128	10.71
$15.2 - $19.75	403	8.95	18.79	39	18.59
$21.67 - $22.59	333	9.22	21.94	24	22.04
$25.05 - $4,401.93	117	4.06	40.80	117	40.80

$0.49 - $4,401.93	1,661	7.47	$15.33	612	$13.54

The Company had 0.4 million exercisable options as of December 31, 2010.

Restricted stock units

In July 2009, the Company’s board of directors approved a proposal to offer current employees and directors the opportunity to exchange eligible stock options for restricted stock units, or RSUs, on a one-for-one basis. Each RSU granted in the option exchange entitled the holder to receive one share of the Company’s common stock if and when the RSU vests. The vesting schedule for the RSUs was as follows: 50% of the RSUs vested on the first day the trading window opened for employees that was more than 180 days following the effective date of an initial public offering which was October 26, 2010, or the First Vesting Date, and the remaining 50% of the RSUs vested on the first day the trading window opens for employees that is more than 180 days after the First Vesting Date which was in April 2011, in each case, subject to the employee’s or director’s continuous service to the Company through the vesting date. However, any unvested RSUs become immediately vested prior to the closing of a change in control, subject to the employee’s or director’s continuous service to the Company through such date. The offer was made to eligible option holders on August 14, 2009 and terminated on September 14, 2009. Only current employees and directors who were providing services to the Company as of August 14, 2009 and continued to provide services through September 14, 2009 were eligible to participate. Pursuant to the exchange, the Company subsequently canceled options for 3.4 million shares of the Company’s common stock and issued an equivalent number of RSUs to eligible holders on September 23, 2009. In connection with the RSU grants, the unrecognized compensation expense related to the exchanged options was expensed over the remaining period of the original vesting period of the options exchanged. The incremental cost due to the exchange was deferred until a liquidity event, which happened with the Company’s IPO, and has been recognized in accordance with the vesting periods described above.

The fair value of the RSUs was calculated as follows (in thousands):

Unrecognized expense of exchanged options		$16,809
Incremental cost:
Fair value of RSUs	$23,295
Value of old options canceled in exchange	(8,537)
		14,758

Total fair value of RSUs granted under the exchange		$31,567

The following table summarizes the Company’s restricted stock unit activity (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2008	—	$—
Exchanged	3,428	6.80
Granted	1,120	9.54
Vested	—	—
Canceled	(11)	6.80

Balance at December 31, 2009	4,537	$7.47
Granted	916	11.12
Vested	(1,967)	7.19
Canceled	(60)	7.15

Balance at December 31, 2010	3,426	$8.61
Granted	691	21.33
Vested	(2,189)	7.75
Canceled	(153)	12.72

Balance at December 31, 2011	1,775	$14.27

Restricted stock units granted during fiscal 2011 include 42,654 units assumed in connection with the Occam acquisition. For more information on the Occam acquisition see Note 2, “Acquisition of Occam Networks”, in the notes to these consolidated financial statements.

Restricted stock units granted during 2009 vested in four equal annual installments beginning on December 23, 2010, and were contingent upon the occurrence of an IPO. The unrecognized compensation cost related to this grant of $10.6 million was deferred until the Company’s IPO on March 26, 2010 at which time recognition of associated expense began in accordance with the vesting period described above. These units were fully vested, and the related stock-based compensation expense was fully recognized by April 2011.

Upon vesting of certain RSUs during the year ended 2011, the RSUs were net share-settled to cover the required withholding tax and the remaining amount was converted into an equivalent number of shares of common stock. The Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 485,000, which was based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $10.4 million, and these are reflected as a financing activity within the Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise have been issued as a result of the vesting and did not represent an expense to the Company.

The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2011 was $21.33 per share. As of December 31, 2011, unrecognized stock-based compensation expense related to RSUs of $20.0 million is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Awards

In July 2011, the Company granted 423,000 RSAs to executives. The Company values the RSAs at fair value or the market price of the Company’s common stock on the date of grant. The Company recognizes non-cash compensation expense for the fair values of these RSAs on a straight-line basis over the requisite service period of these awards. The weighted-average grant date fair value of RSAs granted during the year was $21.67 per share. As of December 31, 2011, unrecognized stock-based compensation expense related to RSAs of $7.2 million, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 3.6 years.

Employee Stock Purchase Plan

The Company’s 2010 Employee Stock Purchase Plan, as amended, (the “Employee Stock Purchase Plan”) allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their annual compensation subject to certain Internal Revenue Code limitations. The price of common stock purchased under the plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date and exercise date of each of the six month offering period. Under this ESPP plan, the Company issued 176,665 shares and 244,739 shares on May 31, 2011 and November 30, 2011, at exercise price of $11.67 and $7.67, respectively.

The Employee Stock Purchase Plan provides for the issuance of a maximum of 1.0 million shares of common stock of which 0.6 million shares were available for issuance as of December 31, 2011. For the year ended December 31, 2011, stock-based compensation expense related to employee stock purchase plan was $1.6 million. As of December 31, 2011, unrecognized stock-based compensation expense related to employee stock purchase plan of $0.6 million was expected to be recognized over a remaining service period of 5 months.

Stock-based compensation expense

Stock-based compensation expense associated with stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and ESPP is measured at the grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. Total stock-based compensation of $21.6 million, $25.6 million and $9.2 million was recorded during the years ended December 31, 2011, 2010 and 2009, respectively.

The Company estimates the fair value of stock options in accordance with ASC Topic 718 using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of the Company’s common stock, which is based on the Company’s peer group in the industry in which the Company does business; (ii) expected life of the option award, which is calculates using the “simplified” method provided in the SEC’s Staff Accounting Bulletin No. 110 and takes into consideration the grant’s contractual life and vesting periods; (iii) expected dividend yield, which is assumed to be 0%, as the Company has not paid and does not anticipate paying dividends on its common stock; and (iv) the risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. Thus, the Company applies an estimated forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Further, to the extent the Company’s actual forfeiture rate is different from management’s estimate, stock-based compensation is adjusted accordingly. In valuing share-based awards under ASC Topic 718, significant judgment is required in determining the expected volatility of the Company’s common stock and the Company’s forfeiture rate. The Company values RSUs and RSAs at fair value or the market price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense associated with stock options, RSUs and RSAs on a straight-line basis over the requisite service period of each of these awards.

On February 22, 2011, in connection with the acquisition of Occam (see Note 2 “Acquisition of Occam Networks” in the notes to these consolidated financial statements), the Company issued 536,190 stock options and 42,654 RSUs to certain Occam employees. The grants were in exchange for certain options and RSUs that were held by Occam employees prior to the acquisition which retained the original vesting schedule of the initial Occam grants, except for certain equity awards held by Occam executives that were accelerated in association with their severance agreements. The Company estimated the fair value of $5.9 million of the options and RSUs in accordance with ASC Topic 718. In accordance with ASC Topic 805 the Company allocated the value of $1.4 million of certain options and RSUs to consideration in the business combination with the remaining value of $4.5 million allocated to post-combination expense to be recognized over the remaining service period of the grants.

The following table presents the weighted average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Years Ended
		December 31,
	2011	2010	2009

Expected volatility	52%	53%	62%
Expected life (years)	6.25	6.25	6.25
Expected dividend yield	—	—	—
Risk free interest rate	2.11%	2.03%	2.38%

The weighted average per share fair value of options granted was $9.77, $6.50 and $3.65 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 there was $8.1 million of total unrecognized stock-based compensation cost related to stock options, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of 2.9 years. To the extent the actual forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from its expectations.

Common Stock Warrants

Warrants to purchase convertible preferred stock that did not expire at the close of the Company’s initial public offering, in March 2010, converted to the warrants to purchase common stock at the applicable conversion rate for the related preferred stock. As of December 31, 2011, the following warrants to purchase common stock were outstanding:

Expiration Date	Exercise Price	As of December 31, 2011
Various dates between July, 2012 and August, 2014	$9.00 – $10.26	7,928
Various dates between January, 2012 and September, 2017	$19.56 – $66.75	15,534

		23,462

Shares Reserved for Future Issuance

The Company had common shares reserved for future issuance as follows (in thousands):

	As of December 31,
	2011	2010	2009
Stock options	1,661	735	678
Restricted stock units	1,775	3,426	4,537
Employee stock purchase plan	579	1,000	—
Common stock warrants	23	65	11
Convertible preferred stock	—	—	28,044
Convertible preferred stock warrants	—	—	58

12. Income Taxes

The Company recorded a provision for income taxes of $0.2 million and $0.1 million, for the years ended December 31, 2011 and 2010, respectively, and a benefit for income taxes of $0.4 million for the year ended December 31, 2009. The provision in 2011 primarily consisted of state and foreign income taxes and foreign deferred tax benefits. The benefit in 2009 consisted of an “accelerated research credit” of $0.4 million, partially offset by state income taxes.

The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryovers	$182,674	$145,090
Tax credit carryforwards	19,076	14,714
Depreciation and amortization	3,619	1,174
Accruals and reserves	14,057	7,169
Deferred revenue	8,804	6,789
Stock-based compensation	4,734	4,397
Other	118	30

Gross deferred tax assets	233,082	179,363
Valuation allowance	(202,004)	(179,162)

Net deferred tax assets	31,078	201
Deferred tax liabilities:
Intangible assets	(30,960)	(201)

Net deferred tax assets reflected in balance sheet	$118	$—

Management reviews the recognition of deferred tax assets to determine if realization of such assets is more likely than not. The realization of the Company’s deferred tax assets is dependent upon future earnings. The Company has been in a cumulative loss position since inception which represents a significant piece of negative evidence. Using the more likely than not criteria specified in the applicable accounting guidance, this negative evidence cannot be overcome by positive evidence currently available to the Company and as a result the Company has established a full valuation allowance against its deferred tax assets. The Company’s valuation allowance increased by $22.8 million and $1.5 million in the years ended December 31, 2011 and 2010, respectively. The valuation allowance in both 2011 and 2010 includes $0.1 million related to excess tax benefits of stock option deductions prior to the adoption of ASC Topic 718. The benefits will increase additional paid-in capital when realized.

Since inception, the Company has incurred operating losses and, accordingly, has not recorded a provision for federal income taxes for any periods presented. As of December 31, 2011, the Company had U.S. federal and state net operating losses of $560.2 million and $326.5 million. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2012 and through 2031 if not utilized. The state net operating loss carryforwards will expire at various dates beginning from 2012 and through 2031, if not utilized. In addition, as of December 31, 2011 and 2010, the Company had $35.3 million and $13.3 million in federal deductions, respectively, and $32.4 million and $11.8 million, respectively, in state deductions related to excess tax benefits from stock options which are not included in the net operating loss carryforward amounts in the table above since they have not met the realization criteria of ASC Topic 718. The tax benefits from these deductions will increase additional paid-in capital when realized. Additionally, the Company has U.S. federal, California and other U.S. states research and development credits of $15.6 million, $18.7 million and $1.7 million as of December 31, 2011, respectively. The U.S. federal research and development credits will begin to expire in 2020 and through 2031, and the California research and development credits have no expiration date. The credits related to other various U.S. states will begin to expire in 2015 and through 2026. During the year ended December 31, 2010, the Company performed a Section 382 study of the Internal Revenue Code (and similar state provisions), and a research and development credit study, and adjusted its deferred tax assets related to its net operating loss carryforwards and its research and development credits accordingly.

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

The following table reconciles the Company’s unrecognized tax benefits for the years ended December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Balance as of January 1	$7,801	$6,970
Reductions of tax positions related to prior year	(86)	—
Additions for tax positions related to prior year	—	22
Additions for tax positions related to current year	663	809
Additions for tax positions related to acquisition	4,165	—

Balance as of December 31	$12,543	$7,801

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate is $115 thousand and $36 thousand as of December 31, 2011 and 2010, respectively. The liability for uncertain income taxes as of December 31, 2011 includes interest and penalty of $7 thousand.

The Company’s only major jurisdictions are the United States, various state jurisdictions and China. The tax years 2000 through 2011 remain open and subject to examination by the appropriate governmental agencies in the U.S. due to tax carry forward attributes.

13. Segment Information

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

	Years Ended December 31,
	2011	2010	2009
United States	$323,070	$244,538	$212,967
Caribbean	12,837	40,812	18,410
Canada	6,691	1,650	1,570
Other	2,071	43	—

Total	$344,669	$287,043	$232,947

14. Employee Benefit Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company, at the discretion of the board of directors, may make additional matching contributions on behalf of the participants. The Company made matching contributions totaling $1.3 million, $0.7 million and $0.6 million in 2011, 2010 and 2009.

15. Quarterly Financial Data—Unaudited

The Company operates on a 4-4-5 fiscal calendar which divides the year into four quarters with each quarter grouped into two 4-week months and one 5-week month. The following table presents unaudited quarterly financial data of the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Fiscal Year 2011 Quarter Ended
	March 26	June 25	September 24	December 31
	(In thousands, except per share data)
Revenue	$71,470	$97,959	$83,655	$91,585
Gross profit	$20,389	$30,163	$31,847	$37,054
Operating loss	$(22,734)	$(17,537)	$(6,894)	$(5,156)
Net loss	$(22,756)	$(17,646)	$(6,934)	$(5,214)
Net loss attributable to common stockholders	$(22,756)	$(17,646)	$(6,934)	$(5,214)
Basic and diluted net loss per common share	$(0.55)	$(0.38)	$(0.15)	$(0.11)

	Fiscal Year 2010 Quarter Ended
	March 27	June 26	September 25	December 31
	(In thousands, except per share data)
Revenue	$48,203	$71,653	$75,492	$91,695
Gross profit	$16,672	$28,438	$28,964	$38,656
Operating loss	$(8,530)	$(2,440)	$(5,409)	$(1,104)
Net loss	$(9,262)	$(3,202)	$(5,351)	$(738)
Preferred stock dividends	$900	$—	$—	$—
Net loss attributable to common stockholders	$(10,162)	$(3,202)	$(5,351)	$(738)
Basic and diluted net loss per common share	$(2.27)	$(0.09)	$(0.14)	$(0.02)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

During the fiscal years ended December 31, 2011, 2010 and 2009, there were no changes in accountants nor any disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, which we refer to as the evaluation date, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).

The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation, management has concluded that we maintained effective control over financial reporting as of December 31, 2011 based on the COSO criteria. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Calix Inc. and subsidiaries

We have audited Calix, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Calix, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Calix, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Calix, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011, and its financial statement schedule listed in the index at Item 15(a), and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

February 23, 2012

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 relating to our directors is incorporated herein by reference to the information set forth under the captions “Proposal No. 1—Election of Directors” and “Director Compensation” and in other applicable sections of the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, or the Proxy Statement. Information required by this Item 10 relating to our officers is incorporated herein by reference to the information set forth under the captions “Executive Officers” and “Executive Compensation” and in other applicable sections of the Proxy Statement. Information regarding our Section 16 reporting compliance is incorporated herein by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

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

Information required by this Item 11 relating to executive compensation and other matters is incorporated herein by reference to the information set forth under the caption “Compensation Discussion and Analysis” and in other applicable sections of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item 12 relating to security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and in other applicable sections of the Proxy Statement. Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information set forth under the caption “Equity Compensation Plan Information” of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated herein by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and in other applicable sections of the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item 14 relating to principal account fees and services is incorporated herein by reference to the information set forth under the caption “Principal Accountant Fees and Services” of the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Documents Filed as Part of This Report.

(a)(1) Consolidated Financial Statements

The consolidated financial statements of Calix and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit upon request to: Calix Investor Relations, David Allen at david.allen@calix.com.

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 16, 2010, by and among Calix, Inc., Ocean Sub I, Inc., Ocean Sub II, LLC, Occam Networks, Inc. (filed as Exhibit 2.1 to Calix’s Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on November 2, 2010 (File No. 333-170282), as amended by Amendment No. 1 filed December 14, 2010, as amended by Post-Effective Amendment No. 1, filed December 14, 2010 and as amended by Post-Effective Amendment No. 2, filed February 7, 2011 and incorporated by reference herein).

2.2	Support Agreement, dated September 16, 2010, by and among Calix, Inc., Ocean Sub I, Inc., Ocean Sub II, LLC and certain stockholders of Occam Networks, Inc. (filed as Exhibit 2.2 to Calix’s Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on November 2, 2010 (File No. 333-170282), as amended by Amendment No. 1 filed December 14, 2010, as amended by Post-Effective Amendment No. 1, filed December 14, 2010 and as amended by Post-Effective Amendment No. 2, filed February 7, 2011 and incorporated by reference herein).

3.1	Amended and Restated Certificate of Incorporation of Calix, Inc. (filed as Exhibit 3.3 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference herein).

3.2	Amended and Restated Bylaws of Calix, Inc. (filed as Exhibit 3.5 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference herein).

4.1	Form of Calix, Inc.’s Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference herein).

4.2	Amended and Restated Investors’ Rights Agreement, by and between Calix, Inc. and the investors listed on Exhibit A thereto, dated May 29, 2009 (filed as Exhibit 4.2 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.3	Common Stock Purchase Warrant, between Calix, Inc. and Parallel Design and Development, dated August 15, 2000 (filed as Exhibit 4.3 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

Exhibit Number	Description

4.4	Common Stock Purchase Warrant, between Calix, Inc. and The Palmer Group, dated August 15, 2000 (filed as Exhibit 4.4 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.5	Common Stock Purchase Warrant, between Calix, Inc. and Wright Engineered Plastics, Inc., dated August 15, 2000 (filed as Exhibit 4.5 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.6	Common Stock Purchase Warrant, between Calix, Inc. and The Jean W. and Ayman F. Partnership, dated August 22, 2000 (filed as Exhibit 4.6 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.7	Common Stock Purchase Warrant, between Calix, Inc. and Douglas Comer, dated June 12, 2001 (filed as Exhibit 4.7 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.8	Common Stock Purchase Warrant, between Calix, Inc. and Jonathan Canis, dated July 10, 2001 (filed as Exhibit 4.8 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

Exhibit Number	Description

4.9	Common Stock Purchase Warrant, between Calix, Inc. and Steve Jensen, dated September 17, 2001 (filed as Exhibit 4.9 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.10	Common Stock Purchase Warrant, between Calix, Inc. and Scott Bradner, dated September 22, 2001 (filed as Exhibit 4.10 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.11	Common Stock Purchase Warrant, between Calix, Inc. and Object Savvy, Inc., dated December 11, 2001 (filed as Exhibit 4.11 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.12	Common Stock Purchase Warrant, between Calix, Inc. and Timothy P. Willis, dated December 11, 2001 (filed as Exhibit 4.12 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.13	Common Stock Purchase Warrant, between Calix, Inc. and Jack D. Wright, dated January 10, 2002 (filed as Exhibit 4.13 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.14	Common Stock Purchase Warrant, between Calix, Inc. and Paris Precision Products, dated April 2, 2002 (filed as Exhibit 4.14 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.15	Common Stock Purchase Warrant, between Calix, Inc. and Decision Design, dated April 9, 2002 (filed as Exhibit 4.15 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.16	Common Stock Purchase Warrant, between Calix, Inc. and Aguillar Engineering, Inc., dated July 9, 2002 (filed as Exhibit 4.16 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.17	Common Stock Purchase Warrant, between Calix, Inc. and David S. Rubin IRRA, FBO David S. Rubin, dated July 10, 2003 (filed as Exhibit 4.17 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.18	Common Stock Purchase Warrant, between Calix, Inc. and David S. Rubin IRRA, FBO David S. Rubin, dated July 10, 2003 (filed as Exhibit 4.18 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.19	Common Stock Purchase Warrant, between Calix, Inc. and David S. Rubin IRRA, FBO David S. Rubin, dated July 10, 2003 (filed as Exhibit 4.19 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.20	Common Stock Purchase Warrant, between Calix, Inc. and David S. Rubin IRRA, FBO David S. Rubin, dated July 10, 2003 (filed as Exhibit 4.20 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.21	Series E Preferred Stock Purchase Warrant, between Calix, Inc. and Greater Bay Bancorp, dated February 27, 2004 (filed as Exhibit 4.21 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.22	Warrant to Purchase Stock, between Optical Solutions, Inc. and Silicon Valley Bank, dated August 16, 2004 (filed as Exhibit 4.22 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.23	Assignment, between Silicon Valley Bank and Silicon Valley Bancshares, dated August 19, 2004 (filed as Exhibit 4.23 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.24	Common Stock Purchase Warrant, between Calix, Inc. and Chris Moore, dated February 14, 2005 (filed as Exhibit 4.24 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

Exhibit Number	Description

4.25	Amended and Restated Warrant, between Optical Solutions, Inc. and Partners for Growth, L.P., dated January 30, 2006 (filed as Exhibit 4.25 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.26	Amended and Restated Warrant, between Optical Solutions, Inc. and Partners for Growth, L.P., dated January 30, 2006 (filed as Exhibit 4.26 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.27	Warrant to Purchase Stock, between Calix, Inc. and Greater Bay Venture Banking, a division of Greater Bay Bank N.A., dated September 4, 2007 (filed as Exhibit 4.27 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.1	Calix Networks, Inc. Amended and Restated 2000 Stock Plan and related documents (filed as Exhibit 10.1 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.2	Calix Networks, Inc. Amended and Restated 2002 Stock Plan and related documents (filed as Exhibit 10.2 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.3	Optical Solutions, Inc. Amended and Restated 1997 Long-Term Incentive and Stock Option Plan and related documents (filed as Exhibit 10.3 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.4	Calix, Inc. 2010 Equity Incentive Award Plan and related documents (filed as Exhibit 10.2 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.5	Form of Indemnification Agreement made by and between Calix, Inc. and each of its directors, executive officers and some employees (filed as Exhibit 10.5 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.6	Lease, between RNM Lakeville, LLC and Calix, Inc., dated February 13, 2009 (filed as Exhibit 10.6 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.7	Amended and Restated Loan and Security Agreement, by and between Calix, Inc. and Silicon Valley Bank, dated August 21, 2009 (filed as Exhibit 10.7 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.8	Offer Letter, between Calix, Inc. and Carl Russo, dated November 1, 2006 (filed as Exhibit 10.8 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.9	Offer Letter, between Calix, Inc. and Kelyn Brannon-Ahn, dated April 2, 2008 (filed as Exhibit 10.9 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.10	Offer Letter, between Calix, Inc. and Tony Banta, dated August 25, 2005 (filed as Exhibit 10.10 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.11	Offer Letter, between Calix, Inc. and John Colvin, dated March 3, 2004 (filed as Exhibit 10.11 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.12	Offer Letter, between Calix, Inc. and Kevin Pope, dated December 21, 2008 (filed as Exhibit 10.12 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

Exhibit Number	Description

10.13	Offer Letter, between Calix, Inc. and Roger Weingarth, dated February 17, 2003, as amended April 13, 2004 (filed as Exhibit 10.13 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.14	Offer Letter, between Calix, Inc. and Michael Ashby, dated March 7, 2011 (filed as Exhibit 10.2 to Calix’s Form 8-K filed with the SEC on March 7, 2011 (File No. 001-34674) and incorporated by reference herein).

10.15	Separation Agreement and General Release of All Claims, between Calix, Inc. and Kelyn Brannon, dated March 7, 2011 (filed as Exhibit 10.1 to Calix’s Form 8-K filed with the SEC on March 7, 2011 (File No. 001-34674) and incorporated by reference herein).

10.16	Calix, Inc. Non-Employee Director Equity Compensation Policy (filed as Exhibit 10.14 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.17	Calix, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.15 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.18	Calix, Inc. Non-Employee Director Cash Compensation Policy (filed as Exhibit 10.16 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.19	Amendment No. 1 to Amended and Restated Loan and Security Agreement, between Silicon Valley Bank and Calix, Inc., dated March 8, 2010 (filed as Exhibit 10.17 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference herein).

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Carl Russo, Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Ashby, Executive Vice President and Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Carl Russo, Chief Executive Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael Ashby, Executive Vice President and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Calix Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language(XBRL)): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) and (v) Notes to Consolidated Financial Statements**

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2012.

CALIX, INC. Registrant

Date: February 23, 2012	By:	/s/ CARL RUSSO
Carl Russo Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2012	By:	/S/ Michael Ashby
Michael Ashby Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Carl Russo and Michael Ashby, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2012.

Signature	Title	Date

/s/ CARL RUSSO	President Chief Executive Officer and Director	February 23, 2012
Carl Russo

/s/ MICHAEL ASHBY	Executive Vice President, Chief Financial Officer and Director	February 23, 2012
Michael Ashby

/s/ DON LISTWIN	Director	February 23, 2012
Don Listwin

/s/ MICHAEL EVERETT	Director	February 23, 2012
Michael Everett

/s/ MICHAEL FLYNN	Director	February 23, 2012
Michael Flynn

/s/ ADAM GROSSER	Director	February 23, 2012
Adam Grosser

/s/ MICHAEL MATTHEWS	Director	February 23, 2012
Michael Matthews

/s/ THOMAS PARDUN	Director	February 23, 2012
Thomas Pardun

Schedule II Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Costs or Expenses or Revenue	Deductions and Write Offs	Balance At End Of Year
	(In thousands)
Year ended December 31, 2011
Allowance for doubtful accounts	$617	$130	$(345)	$402
Product return reserve	551	4,996	(4,712)	835
Year ended December 31, 2010
Allowance for doubtful accounts	$1,008	$233	$(624)	$617
Product return reserve	1,199	2,845	(3,493)	551
Year ended December 31, 2009
Allowance for doubtful accounts	$943	$520	$(455)	$1,008
Product return reserve	895	5,657	(5,353)	1,199

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements and notes thereto.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 16, 2010, by and among Calix, Inc., Ocean Sub I, Inc., Ocean Sub II, LLC, Occam Networks, Inc. (filed as Exhibit 2.1 to Calix’s Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on November 2, 2010 (File No. 333-170282), as amended by Amendment No. 1 filed December 14, 2010, as amended by Post-Effective Amendment No. 1, filed December 14, 2010 and as amended by Post-Effective Amendment No. 2, filed February 7, 2011 and incorporated by reference herein).

2.2	Support Agreement, dated September 16, 2010, by and among Calix, Inc., Ocean Sub I, Inc., Ocean Sub II, LLC and certain stockholders of Occam Networks, Inc. (filed as Exhibit 2.2 to Calix’s Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on November 2, 2010 (File No. 333-170282), as amended by Amendment No. 1 filed December 14, 2010, as amended by Post-Effective Amendment No. 1, filed December 14, 2010 and as amended by Post-Effective Amendment No. 2, filed February 7, 2011 and incorporated by reference herein).

3.1	Amended and Restated Certificate of Incorporation of Calix, Inc. (filed as Exhibit 3.3 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference herein).

3.2	Amended and Restated Bylaws of Calix, Inc. (filed as Exhibit 3.5 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference herein).

4.1	Form of Calix, Inc.’s Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference herein).

4.2	Amended and Restated Investors’ Rights Agreement, by and between Calix, Inc. and the investors listed on Exhibit A thereto, dated May 29, 2009 (filed as Exhibit 4.2 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.3	Common Stock Purchase Warrant, between Calix, Inc. and Parallel Design and Development, dated August 15, 2000 (filed as Exhibit 4.3 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.4	Common Stock Purchase Warrant, between Calix, Inc. and The Palmer Group, dated August 15, 2000 (filed as Exhibit 4.4 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.5	Common Stock Purchase Warrant, between Calix, Inc. and Wright Engineered Plastics, Inc., dated August 15, 2000 (filed as Exhibit 4.5 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.6	Common Stock Purchase Warrant, between Calix, Inc. and The Jean W. and Ayman F. Partnership, dated August 22, 2000 (filed as Exhibit 4.6 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.7	Common Stock Purchase Warrant, between Calix, Inc. and Douglas Comer, dated June 12, 2001 (filed as Exhibit 4.7 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.8	Common Stock Purchase Warrant, between Calix, Inc. and Jonathan Canis, dated July 10, 2001 (filed as Exhibit 4.8 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.9	Common Stock Purchase Warrant, between Calix, Inc. and Steve Jensen, dated September 17, 2001 (filed as Exhibit 4.9 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.10	Common Stock Purchase Warrant, between Calix, Inc. and Scott Bradner, dated September 22, 2001 (filed as Exhibit 4.10 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

Exhibit Number	Description

4.11	Common Stock Purchase Warrant, between Calix, Inc. and Object Savvy, Inc., dated December 11, 2001 (filed as Exhibit 4.11 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.12	Common Stock Purchase Warrant, between Calix, Inc. and Timothy P. Willis, dated December 11, 2001 (filed as Exhibit 4.12 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.13	Common Stock Purchase Warrant, between Calix, Inc. and Jack D. Wright, dated January 10, 2002 (filed as Exhibit 4.13 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.14	Common Stock Purchase Warrant, between Calix, Inc. and Paris Precision Products, dated April 2, 2002 (filed as Exhibit 4.14 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.15	Common Stock Purchase Warrant, between Calix, Inc. and Decision Design, dated April 9, 2002 (filed as Exhibit 4.15 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.16	Common Stock Purchase Warrant, between Calix, Inc. and Aguillar Engineering, Inc., dated July 9, 2002 (filed as Exhibit 4.16 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.17	Common Stock Purchase Warrant, between Calix, Inc. and David S. Rubin IRRA, FBO David S. Rubin, dated July 10, 2003 (filed as Exhibit 4.17 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.18	Common Stock Purchase Warrant, between Calix, Inc. and David S. Rubin IRRA, FBO David S. Rubin, dated July 10, 2003 (filed as Exhibit 4.18 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.19	Common Stock Purchase Warrant, between Calix, Inc. and David S. Rubin IRRA, FBO David S. Rubin, dated July 10, 2003 (filed as Exhibit 4.19 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.20	Common Stock Purchase Warrant, between Calix, Inc. and David S. Rubin IRRA, FBO David S. Rubin, dated July 10, 2003 (filed as Exhibit 4.20 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.21	Series E Preferred Stock Purchase Warrant, between Calix, Inc. and Greater Bay Bancorp, dated February 27, 2004 (filed as Exhibit 4.21 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.22	Warrant to Purchase Stock, between Optical Solutions, Inc. and Silicon Valley Bank, dated August 16, 2004 (filed as Exhibit 4.22 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.23	Assignment, between Silicon Valley Bank and Silicon Valley Bancshares, dated August 19, 2004 (filed as Exhibit 4.23 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.24	Common Stock Purchase Warrant, between Calix, Inc. and Chris Moore, dated February 14, 2005 (filed as Exhibit 4.24 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.25	Amended and Restated Warrant, between Optical Solutions, Inc. and Partners for Growth, L.P., dated January 30, 2006 (filed as Exhibit 4.25 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

4.26	Amended and Restated Warrant, between Optical Solutions, Inc. and Partners for Growth, L.P., dated January 30, 2006 (filed as Exhibit 4.26 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

Exhibit Number	Description

4.27	Warrant to Purchase Stock, between Calix, Inc. and Greater Bay Venture Banking, a division of Greater Bay Bank N.A., dated September 4, 2007 (filed as Exhibit 4.27 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.1	Calix Networks, Inc. Amended and Restated 2000 Stock Plan and related documents (filed as Exhibit 10.1 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.2	Calix Networks, Inc. Amended and Restated 2002 Stock Plan and related documents (filed as Exhibit 10.2 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.3	Optical Solutions, Inc. Amended and Restated 1997 Long-Term Incentive and Stock Option Plan and related documents (filed as Exhibit 10.3 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.4	Calix, Inc. 2010 Equity Incentive Award Plan and related documents (filed as Exhibit 10.2 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.5	Form of Indemnification Agreement made by and between Calix, Inc. and each of its directors, executive officers and some employees (filed as Exhibit 10.5 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.6	Lease, between RNM Lakeville, LLC and Calix, Inc., dated February 13, 2009 (filed as Exhibit 10.6 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.7	Amended and Restated Loan and Security Agreement, by and between Calix, Inc. and Silicon Valley Bank, dated August 21, 2009 (filed as Exhibit 10.7 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.8	Offer Letter, between Calix, Inc. and Carl Russo, dated November 1, 2006 (filed as Exhibit 10.8 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.9	Offer Letter, between Calix, Inc. and Kelyn Brannon-Ahn, dated April 2, 2008 (filed as Exhibit 10.9 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.10	Offer Letter, between Calix, Inc. and Tony Banta, dated August 25, 2005 (filed as Exhibit 10.10 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.11	Offer Letter, between Calix, Inc. and John Colvin, dated March 3, 2004 (filed as Exhibit 10.11 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.12	Offer Letter, between Calix, Inc. and Kevin Pope, dated December 21, 2008 (filed as Exhibit 10.12 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.13	Offer Letter, between Calix, Inc. and Roger Weingarth, dated February 17, 2003, as amended April 13, 2004 (filed as Exhibit 10.13 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.14	Offer Letter, between Calix, Inc. and Michael Ashby, dated March 7, 2011 (filed as Exhibit 10.2 to Calix’s Form 8-K filed with the SEC on March 7, 2011 (File No. 001-34674) and incorporated by reference herein).

10.15	Separation Agreement and General Release of All Claims, between Calix, Inc. and Kelyn Brannon, dated March 7, 2011 (filed as Exhibit 10.1 to Calix’s Form 8-K filed with the SEC on March 7, 2011 (File No. 001-34674) and incorporated by reference herein).

10.16	Calix, Inc. Non-Employee Director Equity Compensation Policy (filed as Exhibit 10.14 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

Exhibit Number	Description

10.17	Calix, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.15 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.18	Calix, Inc. Non-Employee Director Cash Compensation Policy (filed as Exhibit 10.16 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.19	Amendment No. 1 to Amended and Restated Loan and Security Agreement, between Silicon Valley Bank and Calix, Inc., dated March 8, 2010 (filed as Exhibit 10.17 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference herein).

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Carl Russo, Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Ashby, Executive Vice President and Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Carl Russo, Chief Executive Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael Ashby, Executive Vice President and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Calix Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language(XBRL)): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) and (v) Notes to Consolidated Financial Statements**

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