Form 10-Q
period 2012-03-31
CALIX, INC
filed 2012-05-03
CIK 1406666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 16, 2012, there were 47,866,158 shares of the Registrant’s common stock, par value $0.025, outstanding.

Calix, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$49,562	$38,938
Restricted cash	—	754
Accounts receivable, net	48,140	47,943
Inventory	37,157	44,604
Deferred cost of revenue	9,400	8,324
Prepaids and other current assets	3,950	4,429

Total current assets	148,209	144,992
Property and equipment, net	17,182	16,130
Goodwill	116,175	116,175
Intangible assets, net	76,221	80,048
Other assets	2,050	2,194

Total assets	$359,837	$359,539

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,133	$14,250
Accrued liabilities	35,921	36,214
Deferred revenue	19,685	16,783

Total current liabilities	69,739	67,247
Long-term portion of deferred revenue	14,570	13,347
Other long-term liabilities	1,198	1,528

Total liabilities	85,507	82,122

Commitments and contingencies (See Note 6)

Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized; 47,865,425 shares and 47,825,200 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,196	1,195
Additional paid-in capital	744,695	740,309
Other comprehensive income	145	98
Accumulated deficit	(471,706)	(464,185)

Total stockholders’ equity	274,330	277,417

Total liabilities and stockholders’ equity	$359,837	$359,539

See notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011
Revenue	$78,565	$71,470
Cost of revenue:
Products and services(1)	43,471	39,308
Merger-related expenses	—	10,257
Amortization of intangible assets	1,275	1,516

Total cost of revenue	44,746	51,081

Gross profit	33,819	20,389
Operating expenses:
Research and development(1)	16,966	15,039
Sales and marketing(1)	14,890	12,066
General and administrative(1)	6,780	9,308
Merger-related and other expenses (1)	—	6,041
Amortization of intangible assets	2,552	669

Total operating expenses	41,188	43,123

Loss from operations	(7,369)	(22,734)
Other income (expense):
Interest income	7	43
Interest expense	(42)	(46)
Other income (expense)	(22)	5

Loss before provision for income taxes	(7,426)	(22,732)
Provision for income taxes	95	24

Net loss	$(7,521)	$(22,756)

Net loss per common share:
Basic and diluted	$(0.16)	$(0.55)

Weighted average number of shares used to compute net loss per common share:
Basic and diluted	47,850	41,177

Accumulated other comprehensive loss:
Net loss	$(7,521)	$(22,756)
Unrealized loss on investment, net	—	(8)
Foreign currency translation adjustment, net	(47)	14

Comprehensive loss	$(7,568)	$(22,750)

	Three Months Ended
	March 31, 2012	March 26, 2011
(1) Includes stock-based compensation as follows:
Cost of revenue	$363	$504
Research and development	1,021	1,642
Sales and marketing	1,239	1,298
General and administrative	1,692	4,583
Merger-related and other expenses	—	90

	$4,315	$8,117

See notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011
Operating activities
Net loss	$(7,521)	$(22,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premiums relating to available-for-sale securities	—	108
Depreciation and amortization	1,960	1,617
Amortization of intangible assets	3,827	2,185
Stock-based compensation	4,315	8,117
Changes in operating assets and liabilities:
Restricted cash	754	—
Accounts receivable, net	(197)	4,177
Inventory	7,447	4,406
Deferred cost of revenue	(1,076)	(2,083)
Prepaids and other assets	623	1,159
Accounts payable	(117)	(6,068)
Accrued liabilities	(293)	8,068
Other long-term liabilities	(330)	(8)
Deferred revenue	4,125	3,772

Net cash provided by operating activities	13,517	2,694

Investing activities
Purchase of property and equipment	(3,012)	(1,722)
Sales and maturities of marketable securities	—	22,905
Acquisition of Occam Networks, net of cash assumed	—	(60,788)

Net cash used in investing activities	(3,012)	(39,605)

Financing activities
Proceeds from exercise of stock options and other	72	154

Net cash provided by financing activities	72	154

Effect of exchange rate changes on cash and cash equivalents	47	—

Net increase (decrease) in cash and cash equivalents	10,624	(36,757)
Cash and cash equivalents at beginning of period	38,938	66,304

Cash and cash equivalents at end of period	$49,562	$29,547

Non-cash investing activities
Value of common stock issued in acquisition	$—	$117,258
Fair value of equity awards assumed	$—	$1,370

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements for the year ended December 31, 2011, included in the Company’s Form 10-K.

The Company operates on a 4-4-5 fiscal calendar which divides the year into four quarters, with each quarter grouped into two 4-week months and one 5-week month. The Company’s fiscal year ends on December 31. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On February 22, 2011, the Company completed its acquisition of Occam Networks, Inc. (“Occam”) in a stock and cash transaction valued at $213.1 million. The Company’s results of operations for the first quarter of fiscal 2011 reflect the operations of the Occam business beginning on the February 22, 2011 acquisition date.

2. Significant Accounting Policies

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance (“guidance”) is meant to refer to the authoritative GAAP as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Business Combination

During fiscal 2011, the Company accounted for the acquisition of Occam, under ASC Topic 805, “Business Combinations”. Under this guidance all of the assets acquired and liabilities assumed are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The fair values assigned to the acquired assets and assumed liabilities are based on valuations using management’s best estimates and assumptions at the conclusion of the measurement period. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. The Company’s estimates are based on historical experience and information obtained from the management of the acquired companies. The Company’s significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

Revenue Recognition

The Company derives revenue primarily from the sale of hardware products and related software. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. The Company will generally use purchase agreement and/or purchase order as evidence of an arrangement. Since the individual products and services meet the criteria for separate units of accounting, the Company will recognize revenue upon delivery of each product and/or services. Post-sales software support revenue and extended warranty services revenue is deferred and recognized ratably over the period during which the services are to be performed. Installation and training service arrangements are recognized upon delivery or completion of performance. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. Revenue from package arrangements is recognized upon full delivery of the package. In instances where the Company determines that substantive acceptance provisions exist in the customer agreement, revenue is deferred until all acceptance criteria have been met. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers predominantly range from net 30 to net 90 days. The Company assesses the ability to collect from its customers based primarily on the creditworthiness and past payment history of the customer. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue. In certain cases, the Company’s products are sold along with services, which include installation, training, post-sales software support and/or extended warranty services. To date, service revenue has comprised an insignificant portion of the Company’s revenue, and the Company has not reported service revenue separately from product revenue in its financial statements. From time to time, the Company offers customers sales incentives, which include volume rebates and discounts. These amounts are accrued on a quarterly basis and recorded net of revenue.

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

The amount of product and service revenue recognized in a given period is affected by the valuation of the units of accounting for multiple-element arrangements. The Company uses vendor-specific objective evidence or VSOE of fair value for each of the units, when available. The Company has established VSOE for its training and post-sales software support services based on the normal pricing practices of these services when sold separately. In most instances, the Company is not able to establish VSOE for other deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, the Company attempts to establish selling price of each element based on third party evidence or TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s marketing strategy differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE. When the Company is unable to establish selling price using VSOE or TPE, the Company uses the best estimate of selling price (or “BSP”). The objective of BSP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BSP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, characteristics of targeted customers and pricing practices. The determination of BSP is made through consultation with and formal approval by management, taking into consideration the go-to-market strategy. The Company regularly reviews VSOE, TPE and BSP and maintains internal controls over the establishment and updates of these estimates. There were no material impacts through March 31, 2012, nor do we expect a material impact in the near term from changes in VSOE, TPE or BSP.

The Company enters into arrangements with certain of its customers who receive government supported loans and grants from the U.S. Department of Agriculture’s Rural Utility Service (“RUS”) to finance capital spending. Under the terms of an RUS equipment contract that includes installation services, the customer does not take possession and control and title does not pass until formal acceptance is obtained from the customer. Under this type of arrangement, the Company does not recognize revenue until we have received formal acceptance from the customer. For RUS arrangements that do not involve installation services, the Company recognizes revenue in accordance with the revenue recognition policy described above.

Cost of Revenue

Cost of revenue consists primarily of finished goods inventory purchased from the Company’s contract manufacturers, payroll and related expenses associated with managing the contract manufacturers’ relationships, depreciation of manufacturing test equipment, warranty costs, excess and obsolete inventory costs, shipping charges, and amortization of certain intangible assets. For the three months ended March 26, 2011, cost of revenue also includes merger-related expenses associated with the acquisition of Occam primarily related to a charge resulting from the required revaluation of Occam inventory to its estimated fair value and an associated write-down of acquired inventory determined as excess and obsolete. There were no merger-related expenses incurred during the three months ended March 31, 2012.

Stock-Based Compensation

Under the provisions of Accounting Standard Codification Topic 718, Compensation-Stock Compensation (ASC Topic 718), for share-based payment transactions, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period), which the Company has elected to amortize on a straight-line basis. The Company adopted this guidance using the modified prospective transition method. Stock-based compensation expense has been reduced by the Company’s estimated forfeitures on all unvested awards.

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

Restricted Cash

Restricted cash consisted of $0.8 million as of December 31, 2011, which related to performance bonds required for the Company’s RUS-funded customer contracts, which the Company acquired through its acquisition of Occam.

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

Foreign Currency Translation

Assets and liabilities of the Company’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the monthly average exchanges rates. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses were not material during the three months ended March 31, 2012 and March 26, 2011, respectively.

Recent Accounting Pronouncements

In the first quarter of fiscal 2012, there were no accounting standard updates that would impact the Company’s financial statements.

3. Intangible Assets Intangible assets are carried at cost, less accumulated amortization, as disclosed in the following table (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(32,721)	$36,243	$52,694	$(31,447)	$21,247
Customer relationships	54,740	(14,762)	39,978	54,740	(12,209)	42,531
Purchase order backlog	4,260	(4,260)	—	4,260	(4,260)	—
Trade name	2,290	(2,290)	—	2,290	(2,290)	—

Total amortizable intangible assets	130,254	(54,033)	76,221	113,984	(50,206)	63,778
In-process technology	—	—	—	16,270	—	16,270

Total intangible assets, excluding goodwill	$130,254	$(54,033)	$76,221	$130,254	$(50,206)	$80,048

The amortization expense was $3.8 million, and $2.2 million for the three months ended March 31, 2012 and March 26, 2011, respectively. Expected future amortization for the fiscal years indicated is as follows (in thousands):

2012	$13,920
2013	18,561
2014	18,561
2015	18,561
2016	5,805
2017	813

Total	$76,221

4. Cash and Cash Equivalents

Cash and cash equivalents consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$29,730	$19,109
Money market funds	19,832	19,829

Total cash and cash equivalents	$49,562	$38,938

As of March 31, 2012, the Company did not hold any marketable securities and therefore there were no unrealized gains or losses. In addition, the Company did not experience any significant realized gains or losses on its investments through March 31, 2012. The Company’s money market funds maintained a net asset value of $1.00 for all periods presented.

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$3,525	$3,077
Finished goods	33,632	41,527

Total inventory	$37,157	$44,604

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable	$49,394	$49,180
Allowance for doubtful accounts	(422)	(402)
Product return reserve	(832)	(835)

Accounts receivable, net	$48,140	$47,943

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Computer equipment and purchased software	$30,463	$28,477
Test equipment	30,551	29,849
Furnitures and fixtures	1,531	1,480
Leasehold improvements	6,453	6,342

Total	68,998	66,148
Accumulated depreciation	(51,816)	(50,018)

Property and equipment, net	$17,182	$16,130

Accrued liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Accrued compensation and related benefits	$13,156	$12,406
Accrued warranty	11,849	12,104
Accrued professional and consulting fees	1,338	1,741
Accrued excess and obsolete inventory at contract manufacturers	2,799	3,784
Sales and use tax payable	1,043	861
Accrued customer rebates	1,463	1,549
Accrued other	4,273	3,769

Total accrued liabilities	$35,921	$36,214

6. Commitments and Contingencies

The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of March 31, 2012 (in thousands):

2012	$2,566
2013	3,509
2014	1,303
2015	633
2016	91
Thereafter	—

Total	$8,102

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

Rent expense was $0.8 million and $0.7 million, for the three months ended March 31, 2012, and March 26, 2011, respectively.

Purchase Commitments

The Company’s primary contract manufacturers place orders for component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the contract manufacturers to build our products included in the build forecasts. The Company does not take ownership of the components and any outstanding orders do not represent firm purchase commitments pursuant to the Company’s agreement with the contract manufacturer. The Company will provide purchase orders to its contract manufacturers in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the manufacturer has converted the component inventory to a finished product and takes ownership of the inventory when transferred to the designated shipping warehouse. However, historically, the Company has reimbursed its primary contract manufacturer for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by its suppliers, or in cases where inventory levels greatly exceed projected demand. The estimated excess and obsolete inventory liabilities, which are included in accrued liabilities in the accompanying balance sheets, were $2.8 million and $3.8 million as of March 31, 2012 and December 31, 2011, respectively. The Company records these amounts in cost of products and services in its statement of operations.

As of March 31, 2012, the Company had non-cancelable outstanding purchase orders of $4.1 million for finished goods to be delivered by its contract manufacturers.

Accrued Warranty

The Company provides a warranty for its hardware products. Hardware generally has a one to five-year warranty from the date of shipment. The Company accrues for potential warranty claims based on the Company’s historical claims experience. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.

Activity related to the product warranty is as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 26, 2011
Balance at beginning of period	$12,104	$3,789
Accrued warranty from the Occam acquisition	—	8,500
Warranty charged to cost of revenue	1,188	1,341
Utilization of warranty	(1,443)	(864)

Total accrued warranty	$11,849	$12,766

Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities.

On September 16, 2010, the Company, two direct, wholly-owned subsidiaries of the Company, and Occam entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). In response to the announcement of the Merger Agreement, on September 17, 2010, September 20, 2010 and September 21, 2010, three purported class action complaints were filed by three purported stockholders of Occam in the California Superior Court for Santa Barbara County: Kardosh v. Occam Networks, Inc., et al. (Case No. 1371748), or the Kardosh complaint; Kennedy v. Occam Networks, Inc., et al. (Case No. 1371762), or the Kennedy complaint; and Moghaddam v. Occam Networks, Inc., et al. (Case No. 1371802), or the Moghaddam complaint, respectively. The Kardosh, Kennedy and Moghaddam complaints, which are referred to collectively as the California class action complaints, are substantially similar. Each of the California class action complaints names Occam, the pre-acquisition members of the Occam board of directors and us as defendants.

The California class action complaints generally allege that the former members of the Occam board breached their fiduciary duties in connection with the acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction. The California class action complaints further allege that Occam and the other entity defendants aided and abetted the alleged breaches of fiduciary duty. The plaintiffs in the California class action complaints sought injunctive relief rescinding the merger transaction and damages in an unspecified amount, as well as costs, attorney’s fees, and other relief. On November 2, 2010, the three California class action complaints were consolidated into a single action, with the plaintiffs in the Kardosh complaint appointed as the lead plaintiffs, and on November 19, 2010, the California Superior Court issued an order staying the California class action complaints in favor of a substantively identical stockholder class action pending in the Delaware Court of Chancery (see below). The California class action complaints remain stayed under that order.

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

The merger transaction was completed on February 22, 2011. On January 6, 2012, the Delaware court ruled on a motion for sanctions brought by the defendants in the Delaware case against certain of the lead plaintiffs. The Delaware court found that lead plaintiffs Michael Steinhardt, Steinhardt Overseas Management, L.P., and Ilex Partners, L.L.C., collectively the “Steinhardt Plaintiffs,” had engaged in improper trading of Calix shares, and dismissed the Steinhardt Plaintiffs from the case with prejudice. The court further held that the Steinhardt Plaintiffs are: (i) barred from receiving any recovery from the litigation, (ii) required to self-report to the SEC, (iii) directed to disclose their improper trading in any future application to serve as lead plaintiff, and (iv) ordered to disgorge trading profits of $0.5 million, to be distributed to the remaining members of the class of former Occam stockholders. The Delaware court also granted the motion of the remaining lead plaintiffs, Herbert Chen and Derek Sheeler, for class certification, and certified Messrs. Chen and Sheeler as class representatives. Chen and Sheeler, on behalf of the class of similarly situated former Occam stockholders, continue to seek an award of damages in an unspecified amount.

The Company believes that the allegations in the California and Delaware action are without merit and intends to continue to vigorously contest the actions. However, there can be no assurance that the Company will be successful in defending these ongoing actions. In addition, the Company has obligations, under certain circumstances, to hold harmless and indemnify each of the former Occam directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam’s bylaws and certificate of incorporation. Such obligations may apply to these lawsuits.

On April 19, 2012, the Company and each member of our board of directors were sued by a purported shareholder in a purported class action complaint filed in the Delaware Court of Chancery captioned Rebhun v. Calix, Inc., et al., C.A. No. 7444-CS. The Rebhun complaint arises from the Company’s proposal to amend its Amended and Restated Certificate of Incorporation (“Certificate”) to designate the Chancery Court of the state of Delaware as the exclusive forum for the resolution of intra-corporate disputes. The Rebhun complaint alleges that the definitive proxy statement filed by the Company on April 9, 2012 fails to fully and fairly disclose the purposes, scope and effects of this proposed amendment, and further alleges that the Company’s directors breached their fiduciary duties of loyalty, care and disclosure by adopting and recommending the proposed amendment.

On April 24, 2012, the Company filed additional definitive proxy soliciting materials with the SEC withdrawing the proposal to amend the Certificate from the agenda for the Company’s May 23, 2012 annual meeting of stockholders.

The Company believes that the allegations of the Rebhun complaint are without merit and, in any event, are now moot. The Company intends to continue to vigorously contest the Rebhun complaint, however, there can be no assurance that the Company will be successful in defending this action.

The Company is not currently a party to any other legal proceedings which, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition.

7. Fair Value Measurements

In accordance with Accounting Standard Codification Topic 820, Fair Value Measurements and Disclosures (ASC Topic 820), the Company measures its cash, cash equivalents and marketable securities at fair value. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

As of March 31, 2012 and December 31, 2011, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

As of March 31, 2012	Level 1	Level 2	Total
Money market funds	$19,832	$—	$19,832

Total	$19,832	$—	$19,832

As of December 31, 2011	Level 1	Level 2	Total
Money market funds	$19,829	$—	$19,829

Total	$19,829	$—	$19,829

The Company’s valuation techniques used to measure the fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. The company has no level 3 financial assets.

8. Net Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted net loss per common share is calculated by giving effect to all potential dilutive common shares, including options, warrants, common stock subject to repurchase and convertible preferred stock. For the three months ended March 31, 2012, unvested restricted stock awards are included in the calculation of basic weighted average shares because such shares are participating securities, however they were immaterial.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands,

except per share data):

	Three Months Ended
	March 31, 2012	March 26, 2011
Numerator:
Net loss	$(7,521)	$(22,756)

Denominator:
Weighted-average common shares outstanding	47,850	41,177

Basic and diluted net loss per common share	$(0.16)	$(0.55)

As the Company incurred net losses in the periods presented, the following table displays the Company’s other outstanding common stock equivalents that were excluded from the computation of diluted net loss per share, as the effect of including them would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,	March 26,
	2012	2011
Restricted stock units	1,937	3,268
Stock Options	2,064	1,511
Employee Stock Purchase Plan	319	—
Warrants	23	65

Total common stock equivalents	4,343	4,844

9. Stockholders’ Equity

Capital Structure

The Company maintains three equity incentive plans the 2000 Stock Plan, the 2002 Stock Plan and 2010 Equity Incentive Plan (together, the “Plans”). These plans were approved by the stockholders and are described in the Company’s Form 10-K filed with the SEC on February 24, 2012. In January 2012, the board upon recommendation by our compensation committee approved the Long Term Incentive Program, under the 2010 Equity Incentive Award Plan. Under this plan certain key employees of the Company are eligible for equity awards based on the Company’s stock price performance.

Preferred Stock

The board of directors has the authority, without action by stockholders with the exception of stockholders who hold board positions, to designate and issue up to 5 million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. Subsequent to the Company’s initial public offering and the conversion of all preferred stock outstanding at that date, the board of directors has not designated any rights, preference or powers of any preferred stock and no shares of preferred stock have been issued.

Stock Based Compensation

Stock-based compensation expense associated with stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and stock issued under our Employee Stock Purchase Plan (“ESPP”) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. During the three months ended March 31, 2012, the Company recorded stock-based compensation expense of $4.3 million.

In connection with the acquisition of Occam, on February 22, 2011, the Company issued 536,190 stock options and 42,654 RSUs to certain Occam employees. The grants were in exchange for certain options and RSUs that were held by Occam employees prior to the acquisition which retained the original vesting schedule of the initial Occam grants, except for certain equity awards held by Occam executives that were accelerated in association with their severance agreements. The Company estimated the fair value of $5.9 million of the options and RSUs in accordance with ASC Topic 718. In accordance with ASC Topic 805 the Company allocated the value of $1.4 million of certain options and RSUs to consideration in the business combination with the remaining value of $4.5 million allocated to post-combination expense to be recognized over the remaining service period of the grants. The remaining unamortized portion of these awards is $787,000 as of March 31, 2012 and included in the detail below.

Stock Options

The Company estimates the fair value of stock options in accordance with ASC Topic 718. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2012	March 26, 2011
Expected volatility	56%	52%
Expected life (years)	6.25	6.25
Expected dividend yield	—	—
Risk free interest rate	1.13%	2.47%

The Company’s computation of expected volatility for the three months ended March 31, 2012, is based on the Company’s peer-group of similar companies. The Company’s computation of expected term in the three months ended March 31, 2012, utilizes the simplified method in accordance with Staff Accounting Bulletin No. 110 (SAB 110). The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. Thus, the Company applies an estimated forfeiture rate based on actual forfeiture experience. The Company recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

As of March 31, 2012, unrecognized stock-based compensation expense related to stock options of $9.6 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 3 years.

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

The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2012 was $10.71 per share. As of March 31, 2012, unrecognized stock-based compensation expense related to RSUs of $20.3 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.7 years.

Performance Restricted Stock Units

On January 1, 2012, the Company granted 170,000 performance RSUs to its executives. The performance criteria is based on the relative total shareholder return or TSR of Calix common stock as compared to the TSR of the Company’s peer group. The Company established two-year and three-year performance periods that are from January 1, 2012 to December 31, 2013 and 2014, respectively. The TSR is calculated by dividing (a) the average closing trading price for the 90-day period ending on the last day of the applicable performance period by (b) the average closing trading price for the 90-day period immediately proceeding January 1, 2012. This TSR is then used to derive the achievement ratio which is then multiplied by the number of units in the grant to derive the common stock to be issued for each performance period. These performance RSUs are valued in accordance with the guidance of Topic 718, using the Monte Carlo Simulation Technique, which simulates a range of possible future stock prices for Calix and its peer group to determine the fair value for each performance period. The weighted average grant date fair value per RSUs for the two-year and three-year performance periods was $15.48 and $15.86, respectively. As of March 31, 2012, unrecognized stock-based compensation expense related to performance units of $2.4 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Awards

The Company granted 423,000 RSAs to executives during fiscal 2011. The Company values the RSAs at fair value or the market price of the Company’s common stock on the date of grant. The Company recognizes compensation expense for the fair values of these RSAs on a straight-line basis over the requisite service period of these awards. The weighted-average grant date fair value of RSAs was $21.67 per share. As of March 31, 2012, unrecognized stock-based compensation expense related to RSAs of $7.6 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 3.3 years.

Employee Stock Purchase Plan.

The Company’s 2010 ESPP allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their annual compensation subject to certain Internal Revenue Code limitations. The price of common stock purchased under the plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date and exercise date of each of the six month offering period.

The ESPP provides for the issuance of a maximum of 1.0 million shares of common stock of which 0.6 million shares were available for issuance as of March 31, 2012. For the three months ended March 31, 2012, stock-based compensation expense was $0.4 million

As of March 31, 2012, unrecognized stock-based compensation expense related to the ESPP of $0.3 million was expected to be recognized over a remaining service period of 2 months.

10. Credit Facility

The Company has a revolving credit facility of $30.0 million based upon a percentage of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services. The Company had outstanding letters of credit totaling $2.8 million as of December 31, 2011. The Company is also required to pay commitment fees of 0.25% per annum on any unused portions of the facility. The revolving credit facility matures on June 30, 2013.

11. Income Taxes

The Company has incurred operating losses since inception and so the losses have not been benefitted for tax purposes, and the provision relates to state taxes not based on income, alternative minimum tax, and foreign income tax. Significant components affecting the tax rate include alternative minimum taxes , state tax, foreign tax and the utilization of losses carried forward.

ASC Topic 740, Accounting for Income Taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has established and continues to maintain a full valuation allowance against the Company’s net deferred tax assets as the Company does not believe that realization of those assets is more likely than not.

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

We market our access systems and software to CSPs globally through our direct sales force as well as a limited number of resellers. As of March 31, 2012, we have shipped over fourteen million ports of our Unified Access portfolio to more than 1000 customers worldwide, whose networks serve over 50 million subscriber lines in total. Our customers include 17 of the 20 largest U.S. Incumbent Local Exchange Carriers, or ILECs. In addition, we have over 400 commercial video customers and have enabled over 600 customers to deploy gigabit passive optical network, or GPON, Active Ethernet and point-to-point Ethernet fiber access networks.

Our revenue has increased to $78.6 million for the three months ended March 31, 2012, from $71.5 million for the three months ended March 26, 2011. Continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, those customers in the large CSP and international markets. Since our inception we have incurred significant losses, and as of March 31, 2012, we had an accumulated deficit of $471.6 million. Our net loss was $7.6 million and $22.8 million (which included merger-related and other expenses of $16.3 million) for the three months ended March 31, 2012 and March 26, 2011, respectively.

Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, large customer purchase agreements with special revenue considerations, varying budget cycles for our customers and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets. Customers then typically decide to purchase our products during our second fiscal quarter. In our third fiscal quarter, customers are in the process of deploying such products and as a result there is typically less spending. In addition, difficulties related to deploying products during the winter also tend to limit spending in the third quarter. Finally, in our fourth fiscal quarter, customer purchases typically increase as customers are attempting to spend the rest of their budget for the year. As of March 31, 2012, our deferred revenue primarily includes certain RUS contracts that include installation services, services, special customer arrangements and ratable recognized services totaling $34.2 million. The timing of deferred recognition may cause significant fluctuations in our revenue and operating results from period to period.

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

As a result of the fluctuations described above and a number of other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. Comparing our operating results on a period to period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

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

As a result of this acquisition, we recorded $50.6 million in goodwill and $97.7 million in other intangible assets. We are amortizing the definite-lived intangible assets over their useful lives. See “Critical Accounting Policies and Use of Estimates—Goodwill and Intangible Assets” below for information relating to these items and our test for impairment. Under purchase accounting rules, we revalued the acquired Occam assets and liabilities acquired at the time of the acquisition, based on their fair value.

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

Business Combination

In a business combination, we record tangible assets and liabilities and identifiable intangible assets acquired at their fair value. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The fair values assigned to the acquired assets and assumed liabilities are based on valuations using management's best estimates and assumptions at the conclusion of the measurement period. During the measurement period (which is not to exceed one year from the acquisition date), we are required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. These assumptions and estimates include a market participant's use of the asset and the appropriate discount rates for a market participant. Our estimates are based on historical experience and information obtained from the management of the acquired companies. Our significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. We finalized the fair values of the acquired assets and assumed liabilities from Occam as of June 25, 2011.

Revenue Recognition

We derive revenue primarily from the sale of hardware products and related software. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. We will generally use purchase agreement and/or purchase order as evidence of an arrangement. Since the individual products and services meet the criteria for separate units of accounting, we will recognize revenue upon delivery of each product and/or services. Post-sales software support revenue and extended warranty services revenue is deferred and recognized ratably over the period during which the services are to be performed. Installation and training service arrangements are recognized upon delivery or completion of performance. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. Revenue from package arrangements is recognized upon full delivery of the package. In instances where the Company determines that substantive acceptance provisions exist in the customer agreement, revenue is deferred until all acceptance criteria have been met. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers predominantly range from net 30 to net 90 days. We assess the ability to collect from our customers based primarily on the creditworthiness and past payment history of the customer. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue. In certain cases, our products are sold along with services, which include installation, training, post-sales software support and/or extended warranty services. To date, service revenue has comprised an insignificant portion of our revenue, and we have not reported service revenue separately from product revenue in our financial statements. From time to time, we offer customers sales incentives, which include volume rebates and discounts. These amounts are accrued on a quarterly basis and recorded net of revenue.

We adopted Accounting Standards Update ("ASU") No. 2009-13, Topic 605—Multiple-Deliverable Revenue Arrangements and ASU No. 2009-14, Topic 985—Certain Revenue Arrangements that Include Software Elements on a prospective basis as of the beginning of 2010 for new and materially modified arrangements originating after December 31, 2009. Under the new standards, we allocate the total arrangement consideration to each separable element of an arrangement based on the relative selling price of each element. Our products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment and are deemed to be non-contingent deliverables. We provide certain services at stated prices over a specified period of time and must meet specified performance conditions. As such, we have determined that our individual services are contingent deliverables. In addition, we provide specified packages of items considered a package arrangement which it also considers a contingent deliverable, and therefore we do not bill our customers until we have fully delivered the package.

The amount of product and service revenue recognized in a given period is affected by the valuation of the units of accounting for multiple-element arrangements. We use vendor-specific objective evidence or VSOE of fair value for each of the units, when available. We have established VSOE for our training and post-sales software support services based on the normal pricing practices of these services when sold separately. In most instances, we are not able to establish VSOE for other deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, we attempt to establish selling price of each element based on third party evidence or TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our marketing strategy differs from that of our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis. Therefore, we typically are not able to determine TPE. When we are unable to establish selling price using VSOE or TPE, we use the best estimate of selling price or "BSP". The objective of BSP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BSP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, characteristics of targeted customers and pricing practices. The determination of BSP is made through consultation with and formal approval by management, taking into consideration the go-to-market strategy. We regularly review VSOE, TPE and BSP and maintain internal controls over the establishment and updates of these estimates. There were no material impacts through March 31, 2012, nor do we expect a material impact in the near term from changes in VSOE, TPE or BSP.

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

Stock-Based Compensation

We adopted the applicable accounting guidance under ASC Topic 718 for share-based payment transactions using the modified prospective transition method. Under the fair value recognition provisions of this guidance, stock-based awards are recorded at fair value as of the grant date and recognized to expense over the employee's requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires various highly judgmental assumptions, including volatility, expected forfeiture rates and expected option life, which have a significant impact on the fair value estimates. We derive our expected volatility based on our peer group of publicly-traded companies in the industry in which we do business. The expected life of an option award is calculated using the "simplified" method provided in the SEC's Staff Accounting Bulletin 110, and takes into consideration the grant's contractual life and vesting periods. We value RSUs and RSAs at fair value or the market price of our common stock on the date of grant.

During the three months ended March 31, 2012, we recorded stock-based compensation of $4.3 million. At March 31, 2012, we had $9.6 million of total unrecognized compensation cost related to stock options, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of approximately 3.0 years. At March 31, 2012, we had $30.3 million of total unrecognized stock-based compensation cost related to restricted stock units, or RSUs (including performance restricted stock units), and restricted stock awards or RSAs, net of estimated forfeitures. This cost is expected to be recognized over a weighted average service period of approximately 2.78 years. To the extent that the actual forfeiture rate is different than what we have anticipated, stock-based compensation related to these awards will be adjusted in future periods. The stock-based compensation expense decreased for the quarter ended March 31, 2012, primarily due to the completion of vesting of restricted stock units granted in a company-wide stock option exchange program which began amortizing at the date of our IPO on March 24, 2010 and were fully vested and amortized by April 2011.

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

Impairment of Goodwill and Intangible Assets

Goodwill is not amortized but instead is subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that it may be impaired. We evaluate goodwill on an annual basis as of the end of the second quarter of each year. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of each reporting unit's goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Management has determined that we operate as a single reporting unit and, therefore, evaluates goodwill impairment at the enterprise level. This goodwill is not deductible for tax purposes, and there have been no adjustments to goodwill since the applicable acquisition date. Intangible assets with finite useful lives are amortized over their estimated useful lives, generally four to five years, and reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. We have reviewed events and changes to our business during the quarter and have determined that there was no impairment to goodwill and intangible assets.

Comparison of Three Months Ended March 31, 2012 and March 26, 2011

Revenue

The following table sets forth our revenue:

	Three Months Ended
	March 31, 2012	March 26, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Revenue	$78,565	$71,470	$7,095	10%

Our revenue is principally derived in the United States. During the three months ended March 31, 2012 and March 26, 2011, revenue generated in the United States represented approximately 93% and 94%, respectively. Revenue increased during the first quarter of fiscal 2012 compared with the corresponding period of fiscal 2011, due to an increase in shipment volume across our customer base primarily as a result of the Occam acquisition.

Cost of Revenue and Gross Profit

The following table sets forth our costs of revenue:

	Three Months Ended
	March 31, 2012	March 26, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Cost of revenue:
Products and services	$43,471	$39,308	$4,163	11%
Merger related expenses	—	10,257	(10,257)	(100)%
Amortization of intangible assets	1,275	1,516	241	16%

Total cost of revenue	$44,746	$51,081	$(6,335)	(12)%

Gross profit	$33,819	$20,389	$13,430	66%

Gross margin	43.0%	28.5%

Cost of revenues decreased during the first quarter of fiscal 2012 compared with the corresponding period of fiscal 2011, primarily due to a decrease in merger-related expenses of $10.3 million as we did not incur any further merger related expenses subsequent to 2011. This decrease was partially offset by an increase in cost of product and service revenues of $4.2 million due to an increase in revenue recognized during this period.

Gross margin increased during the first quarter of fiscal 2012, primarily due to the absence of any merger related expenses and less acquisition related amortization expense of intangible assets when compared to the corresponding period of fiscal 2011. Excluding merger-related expenses gross margin increased slightly during the first three months of fiscal 2012 from 42.9% to 43%.

In connection with the acquisition of Occam, $30.3 million of the total purchase price was allocated to amortizable intangible assets which included core developed technologies, purchase order backlog and trade name and is being amortized to cost of revenue. In connection with the acquisition of OSI, $28.9 million of the total purchase price was allocated to amortizable intangible assets which also included existing and core developed technologies, and purchase order backlog. For the three months ended March 31, 2012 and March 26, 2011, we recorded amortization expense of $1.3 million and $1.5 million, respectively. The amortization of intangible assets related to our acquisition of OSI was completed during the three months ended March 26, 2011. These intangible assets related to Occam will amortize over their estimated useful lives.

Operating Expenses

Research and Development Expenses

The following table sets forth our research and development expenses:

	Three Months Ended
	March 31, 2012	March 26, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Research and development	$16,966	$15,039	$1,927	11%
Percent of total revenue	21.6%	21.0%

Research and development expenses increased during the first quarter of fiscal 2012 compared with the corresponding period in fiscal 2011, primarily due to an increase in compensation and related costs from an increase in headcount and increased facilities related expenses, resulting from the acquisition of Occam and the expansion of our China development center. In addition we also experienced an increase in prototype and consulting expenses related to new product development and our pursuit of OSMINE certification. This increase was partially offset by a decrease in stock-based compensation expense resulting from RSUs granted in a company-wide stock option exchange program which began amortizing at the date of our IPO on March 24, 2010 and were fully vested and amortized in April 2011.

Sales and Marketing Expenses

The following table sets forth our sales and marketing expenses:

	Three Months Ended
	March 31, 2012	March 26, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Sales and marketing	$14,890	$12,066	$2,824	23%
Percent of total revenue	19%	16.9%

Sales and marketing expenses increased during the first quarter of fiscal 2012 compared with the corresponding period in fiscal 2011, primarily due to an increase in compensation and related costs, as well as an increase in travel related costs resulting from an increase in headcount resulting from our acquisition of Occam.

General and Administrative Expenses

The following table sets forth our general and administrative expenses:

	Three Months Ended
	March 31, 2012	March 26, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
General and administrative	$6,780	$9,308	$(2,528)	(27)%
Percent of total revenue	8.6%	13%

General and administrative expenses decreased during the first quarter of fiscal 2012 compared with the corresponding period in fiscal 2011. The decrease in the first quarter was primarily due to a decrease in stock-based compensation expense resulting from RSUs granted in a company-wide stock option exchange program which began amortizing at the date of our IPO on March 24, 2010 and were fully vested and amortized in April 2011.

Merger-related and other expenses

The following table sets forth our merger-related and other expenses:

	Three Months Ended
	March 31, 2012	March 26, 2011	Variance in Dollars	Variance in Percent
	(in thousands)
Merger-related and other expenses	$—	$6,041	$(6,041)	(100)%

In connection with our acquisition of Occam, we incurred operating merger-related and other expenses of $6.0 million, which primarily consist of legal and professional expenses, severance for terminated Occam employees, and salaries paid to transitional Occam employees. In addition, we incurred expenses associated with consolidating facilities and stock-based compensation expense primarily related to accelerated vesting for certain Occam executives that terminated subsequent to the acquisition date. We did not incur any merger related expenses subsequent to 2011.

Amortization of Intangible Assets

The following table sets forth our amortization of intangible asset expenses:

	Three Months Ended
	March 31, 2012	March 26, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Amortization of intangible assets	$2,552	$669	$1,883	281%

In connection with the acquisition of Occam, $51.0 million of the total purchase price was allocated to the amortizable intangible asset, customer relationships, which are being amortized to operating expenses. In connection with the acquisition of OSI, $3.7 million of the total purchase price was allocated to customer relationships. For the three months ended March 31, 2012 and March 26, 2011, we recorded amortization expense of $2.6 million and $0.7 million, respectively. The amortization of intangible assets related to our acquisition of OSI was completed during the three months ended March  26, 2011. The intangible assets related to Occam will amortize over their estimated useful lives.

Liquidity and Capital Resources

At March 31, 2012, we had cash, cash equivalents and marketable securities of $49.6 million, which primarily consisted of money market mutual funds held at major financial institutions. We have a revolving credit facility of $30.0 million based upon a percentage of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services. On February 22, 2011, we completed our acquisition of Occam in a stock and cash transaction valued at approximately $213.1 million. We paid $94.4 million in cash as part of the acquisition cost which was partially funded by cash assumed from Occam of $33.6 million.

Operating Activities

Our operating activities provided cash of $13.5 million in the three months ended March 31, 2012. This resulted primarily from non-cash charges of $10.1 million (the majority of which consist of stock-based compensation expense and depreciation and amortization expense) and positive net changes in operating assets and liabilities, largely offset by our net loss of $7.5 million. Cash inflows from changes in operating assets and liabilities included a net decrease of $0.6 million in prepaids and other assets due to the utilization of these assets, $7.4 million related to the sell through of inventory, and an increase in deferred revenue of $4.1 million. Cash outflows from operating activities primarily consisted of an increase in deferred cost of revenue of $1.1 million.

Our operating activities provided cash of $2.7 million in the three months ended March 26, 2011. This resulted primarily from non-cash charges of $12.0 million (the majority of which consist of stock-based compensation expense and depreciation and amortization expense) and positive net changes in operating assets and liabilities, partially offset by our net loss of $22.8 million. Cash inflows from changes in operating assets and liabilities included an increase in accrued liabilities of $8.1 million primarily due to an increase in compensation related expenses such as our ESPP program which began on December 1, 2010, and an increase in vacation and severance resulting from the increase in headcount primarily related to our acquisition of Occam, a decrease in inventory of $4.4 million compared to the prior quarter from fewer purchases due to typically lower shipment volumes in the first quarter of each fiscal year, a decrease in accounts receivable of $4.2 million due to fewer shipments when compared to the fourth quarter of 2010, an increase in deferred revenue of $3.8 million from an increase in shipments to value-added resellers, or VARs, which is a new sales channel to us resulting from our acquisition of Occam. These inflows were offset by cash outflows resulting from a decrease in accounts payable of $6.1 million primarily due to fewer inventory purchases compared to the prior quarter due to typically lower shipment volumes in the first quarter of each fiscal year, an increase in deferred cost of revenue of $2.1 million related to the increase in deferred revenue from shipments to VARs. VARs were significant to Occam's sales channels and our acquisition of Occam resulted in our increased use of VARs. Stock-based compensation increased significantly from RSUs issued in the stock option exchange program that began vesting upon our IPO in March 2010 and were amortized over an approximately one year period that ended in April 2011.

Investing Activities

Our cash used in investing activities in the three months ended March 31, 2012 consisted of capital expenditures of $3.0 million.

Our cash used in investing activities in the three months ended March 26, 2011 primarily consisted of our acquisition of Occam for $60.8 million, net of $33.6 million of Occam cash assumed in the transaction, and capital expenditures of $1.7 million, partially offset by maturities of marketable securities of $22.9 million.

Financing Activities

Our financing activities provided cash of $0.1 million in the three months ended March 31, 2012, which consisted of proceeds from the exercise of stock options by our employees.

Our financing activities provided cash of $0.2 million in the three months ended March 26, 2011, which consisted of proceeds from the exercise of stock options by our employees.

Working Capital and Capital Expenditure Needs

We currently have no material cash commitments, except for normal recurring trade payables, expense accruals, operating leases and firm purchase commitments. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. We may be required to issue performance bonds to satisfy requirements under our RUS-funded contracts. We issue letters of credit under our existing credit facility to support these performance bonds. In the event we do not have sufficient capacity under our credit facility to support these bonds, we will have to purchase certificates of deposit, which could materially impact our working capital or limit our ability to satisfy such contract requirements. At December 31, 2011 we had cash of $0.8 million restricted for the issuance of surety performance bonds we acquired through our acquisition of Occam, There were no restrictions on our cash at March 31, 2012. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2012 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 years
Operating lease obligations	$8,102	$2,566	$4,812	724	$—
Firm purchase commitments(1)	4,057	4,057	—	—	—

Total	$12,159	$6,623	4,812	$724	$—

(1)	Represents outstanding non-cancelable purchase orders for finished goods to be delivered by our contract manufacturers.

Future minimum lease payments under our lease for our primary office space in Petaluma, California and in Minneapolis, Minnesota, Acton, Massachusetts, Richardson, Texas, Nanjing, China and Fremont and Santa Barbara, California are disclosed in the table above. The above table also includes future minimum lease payments for certain equipment under non-cancelable operating lease agreements, related to our acquisition of Occam, which expire at various dates through 2015.

In February 2009, we entered into a new lease agreement for our primary office in Petaluma that expires in February 2014. We received a lease incentive consisting of $1.2 million in leasehold improvements provided by our lessor. We have capitalized the full amount of the lease incentive and are amortizing the cost of the improvements over the lease term. Our lease in Minneapolis expires in March 2014, our lease in Acton expires in June 2016, our lease in Richardson expires in October 2014, our lease in Nanjing expires in February 2016, our lease in Fremont expires in August 2015 and our lease in Santa Barbara expires in July 2014.

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In the first quarter of fiscal 2012, there were no accounting standard updates that would have a material impact on the Company’s financial statements.

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

Our exposure to interest rates also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. Any outstanding borrowings under our term loan and line of credit bear a variable rate of interest based upon the applicable LIBOR or prime rate and is adjusted monthly based upon changes in the Federal Reserve’s prime rate. On May 4, 2010, we paid down our outstanding term loan of $20.0 million, which bore interest at LIBOR (not less than 1.25%) plus 6.50%, in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million. As of March 31, 2012, we had no term loans outstanding. As of March 31, 2012, there were no outstanding borrowings under the revolving credit facility.

Foreign Currency Risk

Our sales contracts and vendor payables are primarily denominated in U.S. dollars and, therefore, the majority of our revenues and operating expenses are not subject to foreign currency risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

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

On September 16, 2010, the Company, two direct, wholly-owned subsidiaries of the Company and Occam, entered into an Agreement and Plan of Merger and Reorganization or (the “Merger Agreement”). In response to the announcement of the Merger Agreement, on September 17, 2010, September 20, 2010 and September 21, 2010, three purported class action complaints were filed by three purported stockholders of Occam in the California Superior Court for Santa Barbara County: Kardosh v. Occam Networks, Inc., et al. (Case No. 1371748), or the Kardosh complaint; Kennedy v. Occam Networks, Inc., et al. (Case No. 1371762), or the Kennedy complaint; and Moghaddam v. Occam Networks, Inc., et al. (Case No. 1371802), or the Moghaddam complaint, respectively. The Kardosh, Kennedy and Moghaddam complaints, which are referred to collectively as the California class action complaints, are substantially similar. Each of the California class action complaints names Occam, the pre-acquisition members of the Occam board of directors and us as defendants.

The California class action complaints generally allege that the former members of the Occam board breached their fiduciary duties in connection with the acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the proposed merger transaction. The California class action complaints further allege that Occam and the other entity defendants aided and abetted the alleged breaches of fiduciary duty. The plaintiffs in the California class action complaints sought injunctive relief rescinding the merger transaction and damages in an unspecified amount, as well as costs, attorney’s fees, and other relief. On November 2, 2010, the three California class action complaints were consolidated into a single action, with the plaintiffs in the Kardosh complaint appointed as the lead plaintiffs, and on November 19, 2010, the California Superior Court issued an order staying the California class action complaints in favor of a substantively identical stockholder class action pending in the Delaware Court of Chancery (see below). The California class action complaints remain stayed under that order.

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

On January 6, 2012, the Delaware court ruled on a motion for sanctions brought by the defendants in the Delaware case against certain of the lead plaintiffs. The Delaware court found that lead plaintiffs Michael Steinhardt, Steinhardt Overseas Management, L.P., and Ilex Partners, L.L.C., collectively the “Steinhardt Plaintiffs” had engaged in improper trading of Calix shares, and dismissed the Steinhardt Plaintiffs from the case with prejudice. The court further held that the Steinhardt Plaintiffs are: (i) barred from receiving any recovery from the litigation, (ii) required to self-report to the SEC, (iii) directed to disclose their improper trading in any future application to serve as lead plaintiff, and (iv) ordered to disgorge trading profits of $0.5 million, to be distributed to the remaining members of the class of former Occam stockholders. The Delaware court also granted the motion of the remaining lead plaintiffs, Herbert Chen and Derek Sheeler, for class certification, and certified Messrs. Chen and Sheeler as class representatives. Chen and Sheeler, on behalf of the class of similarly situated former Occam stockholders, continue to seek an award of damages in an unspecified amount.

We believe that the allegations in the California and Delaware action are without merit and intend to continue to vigorously contest the actions. However, there can be no assurance that we will be successful in defending these ongoing actions. In addition, we have obligations, under certain circumstances, to hold harmless and indemnify each of the former Occam directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam’s bylaws and certificate of incorporation. Such obligations may apply to these lawsuits.

On April 19, 2012, the Company and each member of our board of directors were sued by a purported shareholder in a purported class action complaint filed in the Delaware Court of Chancery captioned Rebhun v. Calix, Inc., et al., C.A. No. 7444-CS. The Rebhun complaint arises from our proposal to amend its Amended and Restated Certificate of Incorporation (“Certificate”) to designate the Chancery Court of the state of Delaware as the exclusive forum for the resolution of intra-corporate disputes. The Rebhun complaint alleges that the definitive proxy statement filed by us on April 9, 2012 fails to fully and fairly disclose the purposes, scope and effects of this proposed amendment, and further alleges that our directors breached their fiduciary duties of loyalty, care and disclosure by adopting and recommending the proposed amendment.

On April 24, 2012, we filed additional definitive proxy soliciting materials with the SEC withdrawing the proposal to amend the Certificate from the agenda for our May 23, 2012 annual meeting of stockholders.

We believe that the allegations of the Rebhun complaint are without merit and, in any event, are now moot. We intend to continue to vigorously contest the Rebhun complaint, however, there can be no assurance that we will be successful in defending this action.

We are not currently a party to any other legal proceedings which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition.

Item 1A.     Risk Factors

Investors should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 21 through 36 of the Company’s 2011 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. There have been no additions to or changes in the risk factors presented in our Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales, or purchases made by or on behalf of us or by any affiliated purchaser, of our equity securities during the three month period ended March 31, 2012.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Disclosures.

None.

Item 5.     Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.20	Entry into a Material Definitive Agreement – Employment agreement for Vice President of International Sales and Marketing

31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

32.1	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

101	The following materials from Calix Quarterly Report on Form 10-Q for the quarter ended September 24, 2011, formatted in XBRL (Extensible Business Reporting Language(XBRL)): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements**

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

CALIX, INC. (Registrant)

Dated: May 3, 2012	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Dated: May 3, 2012	By:	/s/ Michael Ashby
Michael Ashby
Chief Financial Officer (Principal Financial Officer)