Form 10-Q
period 2012-06-30
CALIX, INC
filed 2012-08-07
CIK 1406666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012, there were 48,384,203 shares of the Registrant’s common stock, par value $0.025 outstanding.

Calix, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$53,085	$38,938
Restricted cash	—	754
Accounts receivable, net	56,391	47,943
Inventory	33,243	44,604
Deferred cost of goods sold	12,673	8,324
Prepaid and other current assets	4,597	4,429

Total current assets	159,989	144,992
Property and equipment, net	18,195	16,130
Goodwill	116,175	116,175
Intangible assets, net	71,581	80,048
Other assets	1,892	2,194

Total assets	$367,832	$359,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,247	$14,250
Accrued liabilities	33,706	36,214
Deferred revenue	24,152	16,783

Total current liabilities	78,105	67,247
Long-term portion of deferred revenue	14,936	13,347
Other long term liabilities	1,014	1,528

Total liabilities	94,055	82,122

Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized; 48,199,755 shares and 47,825,200 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,205	1,195
Additional paid-in capital	751,260	740,309
Accumulated other comprehensive income	109	98
Accumulated deficit	(478,797)	(464,185)

Total stockholders’ equity	273,777	277,417

Total liabilities and stockholders’ equity	$367,832	$359,539

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011
Revenue	$78,928	$97,959	$157,493	$169,429
Cost of revenue:
Products and services(1)	43,619	54,899	87,090	94,207
Merger-related expenses	—	9,709	—	19,966
Amortization of intangible assets	2,088	3,188	3,363	4,704

Total cost of revenue	45,707	67,796	90,453	118,877

Gross profit	33,221	30,163	67,040	50,552
Operating expenses:
Research and development(1)	16,473	18,584	33,439	33,623
Sales and marketing(1)	14,897	14,172	29,787	26,238
General and administrative(1)	6,129	6,667	12,909	15,975
Merger-related and other expenses(1)	—	5,482	—	11,523
Amortization of intangible assets	2,552	2,795	5,104	3,464

Total operating expenses	40,051	47,700	81,239	90,823

Loss from operations	(6,830)	(17,537)	(14,199)	(40,271)
Interest and other income (expense), net:
Interest income	4	26	11	69
Interest expense	(57)	(45)	(99)	(91)
Other income (expense), net	(67)	24	(89)	29

Loss before provision for income taxes	(6,950)	(17,532)	(14,376)	(40,264)
Provision for income taxes	141	114	236	138

Net loss	$(7,091)	$(17,646)	$(14,612)	$(40,402)

Net loss per common share:
Basic and diluted	$(0.15)	$(0.38)	$(0.30)	$(0.92)

Weighted-average number of shares used to compute net loss per common share:
Basic and diluted	47,972	46,050	47,911	43,697

Other comprehensive income (loss), net of tax:
Unrealized loss on investment, net	$—	$(12)	$—	$(20)
Foreign currency translation adjustment, net	(35)	21	11	34

Total other comprehensive income (loss)	(35)	9	11	14

Comprehensive loss	$(7,126)	$(17,637)	$(14,601)	$(40,388)

(1) Includes stock-based compensation as follows:

Cost of revenue	$381	$331	$744	$835
Research and development	1,091	1,233	2,112	2,875
Sales and marketing	1,338	831	2,577	2,129
General and administrative	1,529	1,855	3,221	6,438
Merger-related and other expenses	—	1,074	—	1,164

	$4,339	$5,324	$8,654	$13,441

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,	June 25,
	2012	2011
Operating activities:
Net loss	$(14,612)	$(40,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premiums relating to available-for-sale securities	—	184
Depreciation and amortization	4,129	3,859
Loss on retirement of property and equipment	84	1,621
Amortization of intangible assets	8,467	8,168
Stock-based compensation	8,654	13,441
Changes in operating assets and liabilities:
Restricted cash	754	—
Accounts receivable, net	(8,448)	2,290
Inventory	11,361	15,297
Deferred cost of revenue	(4,349)	(3,064)
Prepaids and other assets	134	(1,246)
Accounts payable	5,997	(11,136)
Accrued liabilities	(2,508)	3,029
Deferred revenue	8,958	9,138
Other long-term liabilities	(514)	(253)

Net cash provided by operating activities	18,107	926

Investing activities:
Purchase of property and equipment	(6,296)	(4,508)
Sales and maturities of marketable securities	—	22,905
Acquisition of Occam Networks, net of cash acquired	—	(60,809)

Net cash used in investing activities	(6,296)	(42,412)

Financing activities:
Proceeds from exercise of stock options and other	139	667
Proceeds from employee stock purchase plan	2,222	2,062
Taxes withheld upon vesting of restricted stock units	(54)	(8,921)

Net cash provided by (used in) financing activities	2,307	(6,192)

Effect of exchange rate changes on cash and cash equivalents	29	34

Net increase (decrease) in cash and cash equivalents	14,147	(47,644)
Cash and cash equivalents at beginning of period	38,938	66,304

Cash and cash equivalents at end of period	$53,085	$18,660

Non-cash investing activities:
Value of common stock issued in acquisition	—	117,258
Fair value of equity awards assumed in connection with acquisition	—	1,370

See accompanying notes to condensed consolidated financial statements.

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

2. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Our significant accounting policies did not materially change during the six months ended June 30, 2012.

Recent Accounting Pronouncements

In the six months ended June 30, 2012, there were no accounting standard updates that would materially impact the Company’s financial statements.

3. Goodwill

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

To evaluate for impairment, the Company utilizes a two-step process. The first step requires the Company to compare its fair value to its carrying value including goodwill. The Company determines its fair value using both an income approach and a market approach. Under the income approach, the Company determines fair value based on estimated future cash flows, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company and the rate of return an outside investor would expect to earn. Under the market-based approach, the Company utilizes information regarding the Company as well as publicly available industry information to determine earnings multiples that are used to value the Company. If the carrying value of the Company exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of goodwill. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

In accordance with our annual goodwill impairment test and in consideration of the recent significant decline in our stock price, we evaluated the potential impairment of goodwill as of June 30, 2012. The goodwill impairment testing process involved the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity in determination of the fair value of our sole reporting unit. In performing the first step of the goodwill impairment test, we determined the fair value of our reporting unit by combining two valuation methods, a discounted cash flow analysis (DCF) and market multiples of comparable publicly-traded companies. Under the DCF method, we prepared annual projections of future cash flows over a period of five years (the “discrete projection period”) and applied a terminal value assumption to the final year within the discrete projection period to estimate the total value of the cash flows beyond the final year. These projected cash flow estimates were then discounted using a discount rate that reflected market-based estimates based on comparable publicly-traded companies, and included an additional risk premium specific to Calix. Under the market multiples method, fair value was determined by applying multiples of Revenue and EBITDA (earnings before interest, taxes, depreciation and amortization). In addition, we analyzed the fair value of our reporting unit and our total market capitalization for reasonableness, taking into account certain factors, including control premium, which were based on values observed in recent market transactions. Based on our analyses, we determined that the fair value of our reporting unit exceeded the carrying value by approximately 15%, and therefore the second step of the goodwill test did not need to be performed. However, significant changes in these estimates and assumptions could create future impairment losses to goodwill.

4. Intangible Assets

Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of June 30, 2012 and December 31, 2011 are disclosed in the following table (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(34,809)	$34,155	$52,694	$(31,447)	$21,247
Customer relationships	54,740	(17,314)	37,426	54,740	(12,209)	42,531
Purchase order backlog	—	—	—	4,260	(4,260)	—
Trade name	—	—	—	2,290	(2,290)	—

Total amortizable intangible assets	123,704	(52,123)	71,581	113,984	(50,206)	63,778
In-process technology	—	—	—	16,270	—	16,270

Total intangible assets, excluding goodwill	$123,704	$(52,123)	$71,581	$130,254	$(50,206)	$80,048

At the end of the first quarter of 2012, upon the completion of the research and development efforts associated with our $16.3 million in-process technology that was acquired from Occam, we determined that this technology had a useful life of 5 years and therefore reclassified it as core developed technology. This intangible asset is being amortized to cost of revenue starting in the second quarter of 2012.

Amortization expense was $4.6 million and $8.5 million for the three and six months ended June 30, 2012, respectively, and $6.0 million and $8.2 million for the three and six months ended June 25, 2011, respectively.

Expected future amortization expense for the fiscal years indicated is as follows (in thousands):

Period	Expected Amortization Expense
Remainder of 2012	$9,280
2013	18,561
2014	18,561
2015	18,561
2016	5,805
2017	813

Total	$71,581

5. Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Cash	$33,250	$19,109
Money market funds	19,835	19,829

Total cash and cash equivalents	$53,085	$38,938

As of June 30, 2012, the Company did not hold any marketable securities and therefore there were no unrealized gains or losses. Realized gains and losses on the investments are determined on the specific identification method and are reflected in results of operations. The Company did not experience any significant realized gains or losses on its investments through June 30, 2012.

6. Balance Sheet Details

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011

Raw materials	$3,507	$3,077
Finished goods	29,736	41,527

Total inventory	$33,243	$44,604

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Accounts receivable	$57,726	$49,180
Allowance for doubtful accounts	(418)	(402)
Product return reserve	(917)	(835)

Accounts receivable, net	$56,391	$47,943

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Computer equipment and purchased software	$32,378	$28,477
Test equipment	31,613	29,849
Furniture and fixtures	1,530	1,480
Leasehold improvements	6,490	6,342

Total	72,011	66,148
Accumulated depreciation and amortization	(53,816)	(50,018)

Property and equipment, net	$18,195	$16,130

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011

Accrued warranty	$11,277	$12,104
Accrued compensation and related benefits	10,796	12,406
Accrued professional and consulting fees	2,121	1,741
Accrued excess and obsolete inventory at contract manufacturers	2,026	3,784
Accrued customer rebates	1,345	1,549
Accrued business travel expenses	1,245	383
Sales and use tax payable	995	861
Accrued other	3,901	3,386

Total accrued liabilities	$33,706	$36,214

7. Commitments and Contingencies

Commitments

The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2011 are disclosed in our Annual Report on Form 10-K, and have not changed materially during the six months ended June 30, 2012.

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

Changes in the Company’s warranty reserve were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011

Balance at beginning of period	$11,849	$12,766	$12,104	$3,789
Accrued warranty from the Occam acquisition	—	—	—	8,500
Warranty charged to cost of revenue	832	1,878	2,020	3,219
Utilization of warranty	(1,404)	(1,511)	(2,847)	(2,375)

Balance at end of period	$11,277	$13,133	$11,277	$13,133

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

On April 19, 2012, the Company and each member of our board of directors were sued by a purported shareholder in a purported class action complaint filed in the Delaware Court of Chancery captioned Rebhun v. Calix, Inc., et al., C.A. No. 7444-CS. The Rebhun complaint arises from the Company’s proposal to amend its Amended and Restated Certificate of Incorporation (“Certificate”) to designate the Chancery Court of the state of Delaware as the exclusive forum for the resolution of intra-corporate disputes. The Rebhun complaint alleged that the definitive proxy statement filed by the Company on April 9, 2012 failed to fully and fairly disclose the purposes, scope and effects of this proposed amendment, and further alleged that the Company’s directors breached their fiduciary duties of loyalty, care and disclosure by adopting and recommending the proposed amendment.

On April 24, 2012, the Company filed additional definitive proxy soliciting materials with the SEC withdrawing the proposal to amend the Certificate from the agenda for the Company’s May 23, 2012 annual meeting of stockholders. On May 15, 2012, the Delaware Court of Chancery dismissed the Rebhun matter without prejudice as moot.

The attorneys for plaintiff Rebhun subsequently filed a petition seeking an award of attorneys’ fees, and the Company and the plaintiff negotiated a settlement of that petition and entered into a limited release agreement. On July 10, 2012 the Delaware Court of Chancery dismissed the fee petition with prejudice.

The Company is not currently a party to any other legal proceedings which, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition.

8. Fair Value Measurements

In accordance with Accounting Standard Codification Topic 820, Fair Value Measurements and Disclosures, (“ASC Topic 820”), the Company measures its cash equivalents and marketable securities at fair value on a recurring basis. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

As of June 30, 2012 and December 31, 2011, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

As of June 30, 2012	Level 1	Total
Money market funds	$19,835	$19,835

Total	$19,835	$19,835

As of December 31, 2011	Level 1	Total
Money market funds	$19,829	$19,829

Total	$19,829	$19,829

The Company’s valuation techniques used to measure the fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. The Company has no level 2 or level 3 financial assets.

9. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011
Numerator:
Net loss	$(7,091)	$(17,646)	$(14,612)	$(40,402)

Denominator:
Weighted-average common shares outstanding	47,972	46,050	47,911	43,697

Basic and diluted net loss per common share	$(0.15)	$(0.38)	$(0.30)	$(0.92)

As the Company incurred net losses in the periods presented, the following table displays the Company’s other outstanding common stock equivalents that were excluded from the computation of diluted net loss per share, as the effect of including them would have been anti-dilutive (in thousands):

	June 30,	June 25,
	2012	2011
Restricted stock units	2,284	$1,654
Stock options	2,036	1,572
Employee stock purchase plan	292	112
Warrants	23	61

Total common stock equivalents	4,635	3,399

10. Stockholders’ Equity

Capital Structure

The Company maintains three equity incentive plans, the 2000 Stock Plan, the 2002 Stock Plan and the 2010 Equity Incentive Award Plan (together, the “Plans”). These plans were approved by the stockholders and are described in the Company’s Form 10-K filed with the SEC on February 24, 2012. In January 2012, the board, upon recommendation by our compensation committee, approved the Long Term Incentive Program, under the 2010 Equity Incentive Award Plan. Under the Long Term Incentive Program certain key employees of the Company are eligible for equity awards based on the Company’s stock price performance.

Preferred Stock

The board of directors has the authority, without action by stockholders with the exception of stockholders who hold board positions, to designate and issue up to 5.0 million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. Subsequent to the Company’s initial public offering and the conversion of all preferred stock outstanding at that date, the board of directors has not designated any rights, preference or powers of any preferred stock and no shares of preferred stock have been issued.

Stock Based Compensation

Stock-based compensation expense associated with stock options, restricted stock units (“RSUs”), performance restricted stock units, restricted stock awards (“RSAs”) and purchase rights under our Employee Stock Purchase Plan (“ESPP”) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. During the three and six months ended June 30, 2012, the Company recorded stock-based compensation expense of $4.3 million and $8.7 million, respectively. During the three and six months ended June 25, 2011, the Company recorded stock-based compensation expense of $5.3 million and $13.4 million, respectively.

Stock Options

The Company estimates the fair value of stock options in accordance with ASC Topic 718, Compensation – Stock Compensation, (“ASC Topic 718”). The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Options	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011

Expected volatility	55%	52%	56%	52%
Expected life (years)	6.25	6.25	6.25	6.25
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.01%	2.24%	1.12%	2.37%

The Company’s computation of expected volatility is based on the Company’s peer-group of similar companies. The Company’s computation of expected term utilizes the simplified method in accordance with Staff Accounting Bulletin No. 110, (SAB 110). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with maturities approximating the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. Thus, the Company applies an estimated forfeiture rate based on actual forfeiture experience. The Company recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

During the three months ended June 30, 2012, the Company granted 36,420 stock options at a weighted-average grant date fair value of $3.81 per share. During the six months ended June 30, 2012, the Company granted 497,420 stock options at a weighted-average grant date fair value of $5.35 per share. As of June 30, 2012, unrecognized stock-based compensation expense related to stock options of $8.5 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units

In September 2009, the Company began to grant RSUs to eligible employees, executives and outside directors. Each RSU represents a right to receive one share of the Company’s common stock (subject to adjustment for certain specified changes in the capital structure of the Company) upon the completion of a specific period of continued service.

The Company values the RSUs at fair value, or the market price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for the fair values of these RSUs on a straight-line basis over the requisite service period of these awards.

During the three months ended June 30, 2012, the Company granted 394,650 RSUs with a weighted-average grant date fair value of $6.95 per share. During the six months ended June 30, 2012, the Company granted 397,150 RSUs with a weighted-average grant date fair value of $6.97 per share. As of June 30, 2012, unrecognized stock-based compensation expense related to RSUs of $18.0 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.6 years.

Performance Restricted Stock Units

The Company granted 170,000 performance RSUs to its executives in the first quarter of 2012. The performance criterion is based on the relative total shareholder return (“TSR”) of Calix common stock as compared to the TSR of the Company’s peer group. The Company established two-year and three-year performance periods that are from January 1, 2012 to December 31, 2013 and 2014, respectively. The TSR is calculated by dividing (a) the average closing trading price for the 90-day period ending on the last day of the applicable performance period by (b) the average closing trading price for the 90-day period immediately preceding January 1, 2012. This TSR is then used to derive the achievement ratio which is then multiplied by the number of units in the grant to derive the common stock to be issued for each performance period.

These performance RSUs are valued in accordance with the guidance of Topic 718, using the Monte Carlo Simulation Technique, which simulates a range of possible future stock prices for Calix and its peer group to determine the fair value for each performance period. The weighted-average grant date fair value per RSUs for the two-year and three-year performance periods was $15.48 and $15.86, respectively. As of June 30, 2012, unrecognized stock-based compensation expense related to performance RSUs of $1.9 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Awards

The Company values RSAs at fair value or the market price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for the fair values of these RSAs on a straight-line basis over the requisite service period of these awards. As of June 30, 2012, unrecognized stock-based compensation expense related to RSAs of $6.3 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 3.1 years.

Employee Stock Purchase Plan

The Company’s 2010 Employee Stock Purchase Plan, as amended (“2010 ESPP”) allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their annual compensation subject to certain Internal Revenue Code limitations. The price of common stock purchased under the plan is 85 percent of the lower of the fair market value of the common stock on the commencement date and exercise date of each six-month offering period.

At our 2012 Annual Meeting of Stockholders, our stockholders approved an amendment to our 2010 ESPP to increase the number of shares of common stock reserved for issuance from 1,000,000 shares to 4,300,000 shares. During the six months ended June 30, 2012, 325,617 shares were purchased under the 2010 ESPP. As of June 30, 2012, there were 3,552,979 shares available for issuance.

As of June 30, 2012, unrecognized stock-based compensation expense related to the ESPP of $0.5 million was expected to be recognized over a remaining service period of 5 months.

11. Credit Facility

The Company has a revolving credit facility of $30.0 million based upon a percentage of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services. The Company had outstanding letters of credit totaling $4.0 million and $2.8 million as of June 30, 2012 and December 31, 2011, respectively. There were no outstanding borrowings under the revolving credit facility as of June 30, 2012 and December 31, 2011, respectively. The Company is also required to pay commitment fees of 0.25% per year on any unused portions of the facility. As of June 30, 2012 and December 31, 2011, the Company was in compliance with its financial covenants under the credit facility. The revolving credit facility matures on June 30, 2013.

12. Income Taxes

The Company has incurred operating losses since inception and so the losses have not been benefitted for tax purposes, and the provision relates to state taxes not based on income, alternative minimum tax, and foreign income tax. Significant components affecting the tax rate include alternative minimum taxes, state tax, foreign tax and the utilization of losses carried forward.

ASC Topic 740, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has established and continues to maintain a full valuation allowance against the Company’s net deferred tax assets as the Company does not believe that realization of those assets is more likely than not.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We market our access systems and software to CSPs globally through our direct sales force as well as a limited number of resellers. As of June 30, 2012, we have shipped over fifteen million ports of our Unified Access portfolio to more than 1000 customers worldwide, whose networks serve over 50 million subscriber lines in total. Our customers include 18 of the 20 largest U.S. Incumbent Local Exchange Carriers, or ILECs. In addition, we have over 400 commercial video customers and have enabled over 750 customers to deploy gigabit passive optical network, or GPON, Active Ethernet and point-to-point Ethernet fiber access networks.

Our revenue decreased to $78.9 million and $157.5 million for the three and six months ended June 30, 2012, respectively, from $98.0 million and $169.4 million for the three and six months ended June 25, 2011, respectively. Revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, those customers in the large CSP and international markets. During the second quarter of fiscal 2012, we experienced softness in our business due to lower demand across multiple customer markets. We believe this was due to a slowdown in capital expenditures by service providers increasingly concerned about macro-economic conditions and uncertainties associated with the implementation of regulatory reforms. We expect these issues to continue and these issues may negatively impact our results for the remainder of 2012. Since our inception we have incurred significant losses, and as of June 30, 2012, we had an accumulated deficit of $478.8 million. Our net loss was $7.1 million and $14.6 million for the three and six months ended June 30, 2012, respectively. Our net loss was $17.6 million and $40.4 million for the three and six months ended June 25, 2011, respectively.

Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, large customer purchase agreements with special revenue considerations, varying budget cycles for our customers and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets. Customers then typically decide to purchase our products during our second fiscal quarter. In our third fiscal quarter, customers are in the process of deploying such products and as a result there is typically less spending. In addition, difficulties related to deploying products during the winter also tend to limit spending in the third quarter. Finally, in our fourth fiscal quarter, customer purchases typically increase as customers are attempting to spend the rest of their budget for the year. As of June 30, 2012, our deferred revenue primarily includes certain contracts with customers who receive government supported loans and grants from the U.S. Department of Agriculture’s Rural Utility Service (“RUS”) that include installation services, services, special customer arrangements and ratable recognized services totaling $39.1 million. The timing of deferred recognition may cause significant fluctuations in our revenue and operating results from period to period.

Cost of revenue is strongly correlated to revenue and will tend to fluctuate from all of the aforementioned factors that could impact revenue. Other factors that impact cost of revenue include changes in the mix of products delivered to our customers and changes in the cost of our inventory. Cost of revenue includes fixed expenses related to our internal operations which could impact our cost of revenue as a percentage of revenue, if there are large sequential fluctuations to revenue.

Our gross profit and gross margin have been, and will likely be, impacted by several factors, including new product introduction or upgrades to existing products, changes in customer mix, changes in the mix of products demanded and sold, shipment volumes, changes in our product costs, changes in pricing and the extent of customer rebates and incentive programs. We believe our gross margin could increase due to favorable changes in these factors, for example, increases in sales of our advanced E-Series Ethernet service access platforms, upgrades to our C7 platform, new introductions of our P-Series optical network terminals and reductions in the impact of rebate or similar programs. We believe our gross margin could decrease due to unfavorable changes in factors such as increased product costs, pricing decreases due to competitive pressure and an unfavorable customer or product mix. Changes in these factors could have a material impact on our future average selling prices and unit costs. Also, the timing of deferred revenue recognition and related deferred costs can have a material impact on our gross profit and gross margin results. The timing of recognition and the relative size of these arrangements could cause large fluctuations in our gross profit from period to period.

Our operating expenses have fluctuated based on the following factors: timing of variable compensation expenses due to fluctuations in order volumes, timing of salary increases which have historically occurred in the second quarter, timing of bonus accrual due to changes in the Company’s performance, timing of research and development expenses including prototype builds and intermittent outsourced development projects and increases in stock-based compensation expenses resulting from modifications to outstanding stock options. Our operating expenses for fiscal 2011 include merger-related expenses and amortization of intangible assets from our acquisition of Occam as discussed in more detail below. As a result of the acquisition we have also incurred increased compensation costs across all operating expense categories due to additional headcount and increased facility related costs. We anticipate that our operating expenses will remain relatively stable in the foreseeable future.

As a result of the fluctuations described above and a number of other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. Comparing our operating results on a period to period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.

Acquisition of Occam Networks

On February 22, 2011, we completed our acquisition of Occam Networks, Inc. (“Occam”), a provider of innovative broadband access products designed to enable telecommunications service providers to offer bundled voice, video and high speed internet, or Triple Play, services over both fiber optic and copper networks in a stock and cash transaction valued at approximately $213.1 million which consisted of $94.5 million of cash consideration and a value of $118.6 million of common stock issued and equity awards assumed.

As a result of this acquisition, we recorded $50.6 million in goodwill and $97.7 million in other intangible assets. We are amortizing the definite-lived intangible assets over their useful lives. See “Critical Accounting Policies and Estimates – Impairment of Goodwill and Intangible Assets” below for information relating to these items and our test for impairment. Under the acquisition method of accounting rules, we revalued the Occam assets and liabilities acquired at the time of the acquisition, based on their fair value.

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

Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011. During the six months ended June 30, 2012, there have been no significant changes in our critical accounting policies and estimates.

Impairment of Goodwill and Intangible Assets

Goodwill is not amortized but instead is subject to an annual impairment test or more frequently if events or changes in circumstances indicate that it may be impaired. We evaluate goodwill on an annual basis as of the end of the second quarter of each year. Management has determined that we operate as a single reporting unit and, therefore, evaluates goodwill impairment at the enterprise level. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.

To evaluate for impairment of goodwill, the Company utilizes a two-step process. The first step requires the Company to compare its fair value to its carrying value including goodwill. The Company determines its fair value using an equal weighting of the results derived from an income approach and a market approach. Under the income approach, the Company determines fair value based on estimated future cash flows, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company and the rate of return an outside investor would expect to earn. Under the market-based approach, the Company utilizes information regarding the Company as well as publicly available industry information to determine earnings multiples that are used to value the Company. If the carrying value of the Company exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of goodwill. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

In accordance with our annual goodwill impairment test and in consideration of the recent decline in our stock price, we evaluated the potential impairment of goodwill as of June 30, 2012. The goodwill impairment testing process involved the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity in determination of the fair value of our sole reporting unit. In performing the first step of the goodwill impairment test, we determined the fair value of our reporting unit by combining two valuation methods, a discounted cash flow analysis (DCF) and market multiples of comparable publicly-traded companies. Under the DCF method, we prepared annual projections of future cash flows over a period of five years (the “discrete projection period”) and applied a terminal value assumption to the final year within the discrete projection period to estimate the total value of the cash flows beyond the final year. These projected cash flow estimates were then discounted using a discount rate that reflected market-based estimates based on comparable publicly-traded companies, and included an additional risk premium specific to Calix. Under the market multiples method, fair value was determined by applying multiples of Revenue and EBITDA (earnings before interest, taxes, depreciation and amortization). In addition, we analyzed the fair value of our reporting unit and our total market capitalization for reasonableness, taking into account certain factors, including control premium, which were based on values observed in recent market transactions. Based on our analyses, we determined that the fair value of our reporting unit exceeded the carrying value by approximately 15%, and therefore the second step of the goodwill test did not need to be performed. However, significant changes in these estimates and assumptions could create future impairment losses to goodwill.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2012 and June 25, 2011

Revenue

The following table sets forth our revenue:

	Three Months Ended				Six Months Ended
			Variance	Variance			Variance	Variance
	June 30,	June 25,	in	in	June 30,	June 25,	in	in
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
	(in thousands, except percentages)

Revenue	$78,928	$97,959	$(19,031)	(19)%	$157,493	$169,429	$(11,936)	(7)%

Our revenue is principally derived in the United States. During the three and six months ended June 30, 2012 and June 25, 2011, revenue generated in the United States represented approximately 93% and 94%, respectively. Revenue decreased during the second quarter and the first half of fiscal 2012 compared with the corresponding periods of fiscal 2011, primarily due to a decrease in shipment volume resulting from the softness in demand across multiple customer markets which the company believes is due to a slowdown in capital expenditures by service providers increasingly concerned about macro-economic conditions and uncertainties associated with the implementation of regulatory reforms. We expect these issues to continue and these issues may negatively impact our results for the remainder of 2012.

Cost of Revenue and Gross Profit

The following table sets forth our costs of revenue:

	Three Months Ended				Six Months Ended
	June 30, 2012	June 25, 2011	Variance in Dollars	Variance in Percent	June 30, 2012	June 25, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Cost of revenue:
Products and services	$43,619	$54,899	$(11,280)	(21)%	$87,090	$94,207	$(7,117)	(8)%
Merger-related expenses	—	9,709	(9,709)	(100)%	—	19,966	(19,966)	(100)%
Amortization of intangible assets	2,088	3,188	(1,100)	(35)%	3,363	4,704	(1,341)	(29)%

Total cost of revenue	$45,707	$67,796	$(22,089)	(33)%	$90,453	$118,877	$(28,424)	(24)%

Gross profit	$33,221	$30,163	$3,058	10%	$67,040	$50,552	$16,488	33%
Gross margin	42%	31%			43%	30%

Cost of revenues decreased during the second quarter and the first half of fiscal 2012 compared with the corresponding periods of fiscal 2011, primarily due to the fact that we did not incur any further merger-related expenses subsequent to 2011, and to decreases in cost of products and service revenues due to decreased revenue recognized during those periods.

Gross margin increased during the second quarter and the first half of fiscal 2012, primarily due to the absence of merger-related expenses and lower intangible assets amortization expense when compared to the corresponding periods of fiscal 2011. Excluding merger-related expenses, gross margin increased slightly from 41% and 42% for the three and six months ended June 25, 2011, respectively, to 42% and 43% for the three and six months ended June 30, 2012, respectively.

In connection with our acquisition of Occam, $30.3 million of the total purchase price was allocated to amortizable intangible assets which included core developed technologies, purchase order backlog and trade name, and is being amortized to cost of revenue. In addition, $16.3 million of the total purchase price was allocated to in-process technology upon the completion of the acquisition of Occam. At the end of the first quarter of 2012, upon the completion of the research and development efforts associated with the in-process technology, we determined that this technology had a useful life of 5 years and therefore reclassified it as core developed technology. This intangible asset is being amortized to cost of revenue starting in the second quarter of 2012. The intangible assets related to Occam will amortize over their estimated useful lives.

Operating Expenses

Research and Development Expenses

The following table sets forth our research and development expenses:

	Three Months Ended				Six Months Ended
	June 30, 2012	June 25, 2011	Variance in Dollars	Variance in Percent	June 30, 2012	June 25, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Research and development	$16,473	$18,584	$(2,111)	(11)%	$33,439	$33,623	$(184)	(1)%
Percent of total revenue	21%	19%			21%	20%

Research and development expenses decreased during the three and six months ended June 30, 2012 compared with the corresponding periods in fiscal 2011, primarily due to a decrease in bonus expenses as a result of not meeting our planned performance targets, a decrease in prototype expenses due to the timing of new product development in the second quarter of 2012, and a decrease in stock-based compensation expense. The decrease in stock-based compensation expense resulted from RSUs granted in a company-wide stock option exchange program which were fully vested in April 2011. These decreases were offset in part by an increase in compensation expenses due to increased headcount resulting from the acquisition of Occam on February 22, 2011 and the expansion of our China development center, and an increase in consulting expenses as we continue our pursuit of OSMINE certification.

The increases in research and development expenses as a percentage of revenue for the three and six months ended June 30, 2012 compared to the corresponding periods in fiscal 2011 were primarily due to the decreased revenue base.

We are continuing our strategic investments in our Unified Access portfolio. We intend to continue to dedicate significant resources to research and development and to develop new product capabilities to support the performance, scalability and management of our Unified Access portfolio.

Sales and Marketing Expenses

The following table sets forth our sales and marketing expenses:

	Three Months Ended				Six Months Ended
	June 30, 2012	June 25, 2011	Variance in Dollars	Variance in Percent	June 30, 2012	June 25, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Sales and marketing	$14,897	$14,172	$725	5%	$29,787	$26,238	$3,549	14%
Percent of total revenue	19%	14%			19%	15%

Sales and marketing expenses increased during the three and six months ended June 30, 2012 compared with the corresponding periods in fiscal 2011, primarily due to an increase in compensation and related costs, an increase in travel-related costs, and an increase in stock-based compensation expenses, which were driven by an increase in headcount resulting from our acquisition of Occam on February 22, 2011 as well as hiring of additional employees in our foreign subsidiaries. These increases were offset in part by a decrease in bonus expenses as a result of not meeting our planned performance targets.

The increases in sales and marketing expenses as a percentage of revenue for the three and six months ended June 30, 2012 compared to the corresponding periods in fiscal 2011 were primarily due to the decreased revenue base.

We will continue our investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives.

General and Administrative Expenses

The following table sets forth our general and administrative expenses:

	Three Months Ended				Six Months Ended
	June 30, 2012	June 25, 2011	Variance in Dollars	Variance in Percent	June 30, 2012	June 25, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
General and administrative	$6,129	$6,667	$(538)	(8)%	$12,909	$15,975	$(3,066)	(19)%
Percent of total revenue	8%	7%			8%	9%

General and administrative expenses decreased during the three and six months ended June 30, 2012 compared with the corresponding periods in fiscal 2011, primarily due to a decrease in stock-based compensation expense, and a decrease in bonus expense as a result of not meeting our planned performance targets. The decrease in stock-based compensation expenses resulted from RSUs granted in a company-wide stock option exchange program which were fully vested in April 2011. These decreases were offset in part by an increase in compensation expenses due to increased headcount resulting from the acquisition of Occam on February 22, 2011, as well as hiring of additional employees.

The increase in general and administrative expenses as a percentage of revenue for the three months ended June 30, 2012 compared to the corresponding period in fiscal 2011 was primarily due to the decreased revenue base. The decrease in general and administrative expenses as a percentage of revenue for the six months ended June 30, 2012 compared to the corresponding period in fiscal 2011 was primarily due to the reduction in expenses discussed above, offset partially by the decreased revenue base.

Merger-related and other expenses

The following table sets forth our merger-related and other expenses included in operating expenses:

	Three Months Ended				Six Months Ended
	June 30, 2012	June 25, 2011	Variance in Dollars	Variance in Percent	June 30, 2012	June 25, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Merger-related and other expenses	$—	$5,482	$(5,482)	(100)%	$—	$11,523	$(11,523)	(100)%
Percent of total revenue	0%	6%			0%	7%

We did not incur any merger-related expenses in 2012.

In connection with our acquisition of Occam in the first quarter of 2011, we incurred operating merger-related and other expenses, which primarily consist of legal and professional expenses, severance for terminated Occam employees, and salaries paid to transitional Occam employees. In addition, we incurred expenses associated with consolidating facilities and stock-based compensation expense primarily related to accelerated vesting for certain Occam executives that terminated subsequent to the acquisition date.

Amortization of intangible assets

The following table sets forth our amortization of intangible asset expenses included in operating expenses:

	Three Months Ended				Six Months Ended
	June 30, 2012	June 25, 2011	Variance in Dollars	Variance in Percent	June 30, 2012	June 25, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)

Amortization of intangible assets	$2,552	$2,795	$(243)	(9)%	$5,104	$3,464	$1,640	47%
Percent of total revenue	3%	3%			3%	2%

In connection with the acquisition of Occam, $51.0 million of the total purchase price was allocated to the amortizable intangible asset, customer relationships, which are being amortized to operating expenses over their estimated useful lives.

Liquidity and Capital Resources

We have funded our operations primarily through cash generated from operations and the 2010 initial public offering of our common stock. At June 30, 2012, we had cash and cash equivalents of $53.1 million, which consisted of deposits held at banks and money market mutual funds held at major financial institutions. We also have a revolving credit facility of $30.0 million based upon a percentage of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services.

Operating Activities

Our operating activities provided cash of $18.1 million and $0.9 million in the six months ended June 30, 2012 and June 25, 2011, respectively. The increase in cash provided by operating activities was due primarily to a favorable change of $19.9 million in our operating results after adjustment of non-cash charges, offset partially by a $2.7 million decrease in net cash inflow resulting from changes in operating assets and liabilities.

In the six months ended June 30, 2012, non-cash charges were $21.3 million (the majority of which consist of stock-based compensation expense and depreciation and amortization expense). Cash inflows from changes in operating assets and liabilities primarily included an $11.4 million decrease in inventory due to improved inventory management, a $9.0 million increase in deferred revenue as a result of increased shipments relating to certain RUS- funded contracts, and a $6.0 million increase in accounts payable due to the timing of inventory receipts and payments. Cash outflows from changes in operating assets and liabilities included primarily an $8.4 million increase in net accounts receivable due to the timing of sale and billing activities, a $4.3 million increase in deferred cost of revenue primarily related to the deferral of certain RUS- funded contracts, and a $2.5 million decrease in accrued liabilities.

In the six months ended June 25, 2011, non-cash charges were $27.3 million (the majority of which consist of stock-based compensation expense and depreciation and amortization expense). Cash inflows from changes in operating assets and liabilities included $15.3 million related to the sell through of inventory acquired from Occam, an increase in deferred revenue of $9.1 million from deferral of certain RUS- funded contracts and an increase in accrued liabilities of $3.0 million. These inflows were partially offset by cash outflows from accounts payable of $11.1 million resulting primarily from payments of accounts payable assumed from Occam and an increase in deferred cost of revenue of $3.1 million, primarily related to the deferral of certain RUS- funded contracts.

Investing Activities

Our investing activities used cash of $6.3 million and $42.4 million in the six months ended June 30, 2012 and June 25, 2011, respectively.

Our cash used in investing activities in the six months ended June 30, 2012 primarily consisted of capital expenditures as a result of purchases of computer equipment and software.

Our cash used in investing activities in the six months ended June 25, 2011 primarily consisted of our acquisition of Occam for $60.8 million, net of $33.6 million of Occam cash assumed in the transaction, and capital expenditures of $4.5 million, partially offset by maturities of marketable securities of $22.9 million.

Financing Activities

Our financing activities provided cash of $2.3 million in the six months ended June 30, 2012, which consisted of proceeds from the issuance of common stock under the employee stock purchase plan (“ESPP”).

Our cash used in financing activities of $6.2 million in the six months ended June 25, 2011, primarily consisted of an $8.9 million payment of payroll taxes for the vesting of restricted stock units, offset by proceeds of $2.1 million from the issuance of common stock under the ESPP and proceeds of $0.7 million from the exercise of stock options.

Working Capital and Capital Expenditure Needs

We currently have no material cash commitments, except for normal recurring trade payables, expense accruals, operating leases and firm purchase commitments. In addition, we believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. We may be required to issue performance bonds to satisfy requirements under our RUS-funded contracts. We issue letters of credit under our existing credit facility to support these performance bonds. In the event we do not have sufficient capacity under our credit facility to support these bonds, we will have to purchase certificates of deposit, which could materially impact our working capital or limit our ability to satisfy such contract requirements. At December 31, 2011 we had cash of $0.8 million restricted for the issuance of surety performance bonds we acquired through our acquisition of Occam, There were no restrictions on our cash at June 30, 2012. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.

We believe based on our current operating plan, our existing cash, cash equivalents and existing amounts available under our revolving line of credit will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be harmed.

Contractual Obligations and Commitments

The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2011 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, and have not changed materially during the six months ended June 30, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In the six months ended June 30, 2012, there were no new accounting standard updates that would materially impact the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At June 30, 2012, we had cash and cash equivalents of $53.1 million, which was held primarily in cash or money market funds. Due to the nature of these money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.

Our exposure to interest rate risk also relates to the amount of interest we must pay on our outstanding debt instruments. Any outstanding borrowings under our revolving credit facility bear a variable rate of interest based upon the applicable LIBOR or prime rate and is adjusted monthly based upon changes in the Federal Reserve’s prime rate. As of June 30, 2012, we had no outstanding borrowings under the revolving credit facility.

Foreign Currency Exchange Risk

Our sales contracts and vendor payables are primarily denominated in U.S. dollars and, therefore, the majority of our revenues and operating expenses are not subject to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

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

For a description of our material pending legal proceedings, please refer to Note 7 “Commitments and Contingencies – Litigation” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 1A.	Risk Factors

We have identified the following additional risks and uncertainties that may affect our business, financial condition and/or results of operations. The risks described below include any material changes to and supersede the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 24, 2012. Investors should carefully consider the risks described below, together with the other information set forth in this Quarterly Report on Form 10-Q, before making any investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Risks Related to Our Business and Industry

Our markets are rapidly changing and we have a limited operating history, which make it difficult to predict our future revenue and plan our expenses appropriately.

We were incorporated in August 1999 and shipped our first product in December 2001. We have a limited operating history and compete in markets characterized by rapid technological change, changing needs of communications service providers, or CSPs, evolving industry standards and frequent introductions of new products and services. We have limited historical data and have had a relatively limited time period in which to implement and evaluate our business strategies as compared to companies with longer operating histories. In addition, we likely will be required to reposition our product and service offerings and introduce new products and services as we encounter rapidly changing CSP requirements and increasing competitive pressures. We may not be successful in doing so in a timely and responsive manner, or at all. Also, softness in demand across any of our customer markets, including due to macro-economic conditions beyond our control or uncertainties associated with the implementation of regulatory reforms, could lead to unexpected slowdown in capital expenditures by service providers, such as what occurred in the second quarter of 2012. As a result, it is difficult to forecast our future revenues and plan our operating expenses appropriately, which also makes it difficult to predict our future operating results.

We have a history of losses, and we may not be able to generate positive operating income and cash flows in the future.

We have experienced net losses in each year of our existence. For the year ended December 31, 2011, December 31, 2010, and December 31, 2009, we incurred net losses of $52.6 million $18.6 million, and $22.4 million, respectively. For the six months ended June 30, 2012, we incurred net loss of $14.6 million. As of June 30, 2012, we had an accumulated deficit of $478.8 million.

We expect to continue to incur significant expenses for research and development, sales and marketing, customer support and general and administrative functions as we expand our operations. Given our rapid growth rate and the intense competitive pressures we face, we may be unable to control our operating costs.

We cannot guarantee that we will achieve profitability in the future. We will have to generate and sustain significant and consistent increased revenue, while continuing to control our expenses, in order to achieve and then maintain profitability. We may also incur significant losses in the future for a number of reasons, including the risks discussed in this “Risk Factors” section and factors that we cannot anticipate. If we are unable to generate positive operating income and cash flow from operations, our liquidity, results of operations and financial condition will be adversely affected.

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

In addition to the other risk factors listed in this “Risk Factors” section, factors that may contribute to the variability of our operating results include:

•	our ability to predict our revenue and plan our expenses appropriately;

•	the capital spending patterns of CSPs and any decrease or delay in capital spending by CSPs due to macro-economic conditions, regulatory implementation or uncertainties, or other reasons;

•	the impact of government-sponsored programs on our customers;

•	intense competition;

•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;

•	our ability to achieve market acceptance of our products and CSPs’ willingness to deploy our new products;

•	the concentration of our customer base;

•	the length and unpredictability of our sales cycles;

•	our focus on CSPs with limited revenue potential;

•	our lack of long-term, committed-volume purchase contracts with our customers;

•	our ability to increase our sales to larger North American as well as international CSPs;

•	our exposure to the credit risks of our customers;

•	fluctuations in our gross margin;

•	the interoperability of our products with CSP networks;

•	our dependence on sole and limited source suppliers;

•	our ability to manage our relationships with our contract manufacturers;

•	our ability to forecast our manufacturing requirements and manage our inventory;

•	our products’ compliance with industry standards;

•	our ability to expand our international operations;

•	our ability to protect our intellectual property and the cost of doing so;

•	the quality of our products, including any undetected hardware errors or bugs in our software;

•	our ability to estimate future warranty obligations due to product failure rates;

•	our ability to obtain necessary third-party technology licenses;

•	any obligation to issue performance bonds to satisfy requirements under RUS contracts;

•	the attraction and retention of qualified employees and key personnel; and

•	our ability to maintain proper and effective internal controls.

Our business is dependent on the capital spending patterns of CSPs, and any decrease or delay in capital spending by CSPs, in response to economic conditions, uncertainties associated with the implementation of regulatory reforms, or otherwise, would reduce our revenues and harm our business.

Demand for our products depends on the magnitude and timing of capital spending by CSPs as they construct, expand and upgrade their access networks. For the year ended December 31, 2011, CenturyLink, Inc., or CenturyLink, purchased a significant amount of our access systems and software. However, we cannot anticipate the level of CenturyLink’s purchases in the future. On April 1, 2011, CenturyLink completed their merger with Qwest Communications. This merger could create uncertainty for us as to whether we will continue to be chosen as a preferred network equipment vendor for the combined organization. In addition, the recent economic downturn has contributed to a slowdown in telecommunications industry spending, including in the specific geographies and markets in which we operate. In response to reduced consumer spending, challenging capital markets or declining liquidity trends, capital spending for network infrastructure projects of CSPs could be delayed or cancelled. In addition, capital spending is cyclical in our industry and sporadic among individual CSPs, and can change on short notice. As a result, we may not have visibility into changes in spending behavior until nearly the end of a given quarter. CSP spending on network construction, maintenance, expansion and upgrades is also affected by seasonality in their purchasing cycles, reductions in their budgets and delays in their purchasing cycles. In addition we believe, the capital expenditures amongst some CSPs have also been adversely affected due to recent fiber shortages in certain portions of the market. Many factors affecting our results of operations are beyond our control, particularly in the case of large CSP orders and network infrastructure deployments involving multiple vendors and technologies where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the customer or other providers, and changes in customer requirements or installation plans. Further, CSPs may not pursue infrastructure upgrades that require our access systems and software. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles (including uncertainties associated with the implementation of regulatory reforms), mergers, lack of consumer demand for advanced communications services and alternative approaches to service delivery. Reductions in capital expenditures by CSPs may slow our rate of revenue growth. As a consequence, our results for a particular quarter may be difficult to predict, and our prior results are not necessarily indicative of results likely in future periods.

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

The market for broadband access equipment is dominated primarily by large, established vendors. In addition, some of our competitors have merged, made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. Examples include Ericsson’s acquisitions of Redback Networks Inc. in January 2007 and Entrisphere Inc. in February 2007, Ciena Corporation’s acquisition of World Wide Packets, Inc. in 2008 and Nortel’s Metro Ethernet Networks business in March 2010, Enablence Technologies, Inc.’s acquisition of Teledata Networks, Ltd. in June 2010 our acquisition of Occam in February 2011, and Adtran’s acquisition of Nokia Siemen’s broadband access line business in May 2012. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do and are better positioned to acquire and offer complementary products and services technologies. Many of our competitors have broader product lines and can offer bundled solutions, which may appeal to certain customers. Our competitors may invest additional resources in developing more compelling product offerings. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features, because the products that we and our competitors offer require a substantial investment of time and funds to install. In addition, as a result of these transition costs, competition to secure contracts with potential customers is particularly intense. Some of our competitors may offer substantial discounts or rebates to win new customers. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or achieve profitability. Competitive pressures could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could reduce our revenue and adversely affect our financial results.

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

We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2011, 2010 and 2009, our research and development expenses were $67.7 million, or 20% of our revenue, $55.4 million, or 19% of our revenue, and $46.1 million or 20% of our revenue, respectively. For the six months ended June 30, 2012, our research and development expenses were $33.4 million, or 21% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.

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

Furthermore, in recent years, the CSP market has undergone substantial consolidation. Industry consolidation generally has negative implications for equipment suppliers, including a reduction in the number of potential customers, a decrease in aggregate capital spending, and greater pricing leverage on the part of CSPs over equipment suppliers. Continued consolidation of the CSP industry, including the merger between CenturyLink and Qwest Communications, which closed in April 2011, and among the Incumbent Local Exchange Carrier, or ILEC, and IOC customers, who represent a large part of our business, could make it more difficult for us to grow our customer base, increase sales of our products and maintain adequate gross margins.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our revenues is difficult to predict. Our sales efforts often involve educating CSPs about the use and benefits of our products. CSPs typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and results in a lengthy sales cycle. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all we may not achieve our revenue forecasts and our financial results would be adversely affected.

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

We do not have long-term, committed-volume purchase contracts with our customers, and therefore have no guarantee of future revenues from any customer.

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

Our sales and marketing efforts have been focused on Communication Service Providers (CSPs), including Multi System Operators (MSOs) , in North America. A part of our long-term strategy is to increase sales to larger North American as well as international CSPs, including MSOs. We will be required to devote substantial technical, marketing and sales resources to the pursuit of these CSPs, who have lengthy equipment qualification and sales cycles, without any assurance of generating sales. In particular, sales to these CSPs may require us to upgrade our products to meet more stringent performance criteria, develop new customer-specific features or adapt our product to meet international standards. If we are unable to successfully increase our sales to larger CSPs, our operating results and long-term growth may be negatively impacted.

We are exposed to the credit risks of our customers, and if we have inadequately assessed their credit we may have more exposure to accounts receivable risk than we anticipate, and failure to collect our accounts receivable in amounts that we anticipate could adversely affect our operating results and financial condition.

In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. However, these allowances are based on our judgment and a variety of factors about which our judgment may be wrong or that may change. For example, we perform credit evaluations of our customers’ financial condition. Our evaluation of the creditworthiness of customers may not be accurate if they do not provide us with accurate financial information, or if their situation changes since the time we last evaluated their credit. While we attempt to monitor these situations carefully and attempt to adjust our allowances for doubtful accounts as appropriate, and take appropriate measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid additional write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and could harm our operating results.

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

We depend on certain proprietary technology for our success and ability to compete. As of June 30, 2012, we held 63 U.S. patents and had 43 pending U.S. patent applications. Two of the U.S. patents are also covered by granted international patents, one in five countries and the other in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.

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

On February 22, 2011, we acquired Occam Networks. We may in the future acquire other businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. We have limited experience making such acquisitions. Any of these transactions could be material to our financial condition and results of operations. The anticipated benefit of acquisitions may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

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

The FCC has jurisdiction over all of our U.S. customers. FCC regulatory policies that create disincentives for investment in access network infrastructure or impact the competitive environment in which our customers operate may harm our business. For example, future FCC regulation affecting providers of broadband Internet access services could impede the penetration of our customers into certain markets or affect the prices they may charge in such markets. Furthermore, many of our customers are subject to FCC rate regulation of interstate telecommunications services, and are recipients of federal universal service fund payments, which are intended to subsidize telecommunications services in areas that are expensive to serve. In early October 2011, the chairman of the FCC outlined a plan to transform the Universal Service Fund, an $8 billion fund that is paid for by the nation’s telephone customers and used to subsidize basic telephone service in rural areas, into one that will help expand broadband Internet service to 18 million Americans who lack high-speed access. Changes to these programs could change the ability of IOCs to access capital and reduce our revenue opportunities. In addition, many of our customers are subject to state regulation of intrastate telecommunications services, including rates for such services, and may also receive funding from state universal service funds. Changes in rate regulations or universal service funding rules, either at the federal or state level, could adversely affect our customers’ revenues and capital spending plans. In addition, various international regulatory bodies have jurisdiction over certain of our non-U.S. customers. Changes in these domestic and international standards, laws and regulations, or judgments in favor of plaintiffs in lawsuits against CSPs based on changed standards, laws and regulations could adversely affect the development of broadband networks and services. This, in turn, could directly or indirectly adversely impact the communications industry in which our customers operate. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, our business, financial condition and results of operations would suffer.

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

We have to comply with Section 404 of the Sarbanes-Oxley Act, which requires us to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. We cannot be certain that the actions we have taken and are taking to improve our internal controls over financial reporting will be sufficient to maintain effective internal controls over financial reporting in subsequent reporting periods, or that we will be able to implement our planned processes and procedures in a timely manner. In addition, new and revised accounting standards and financial reporting requirements may occur in the future, and implementing changes required by new standards, requirements or laws may require a significant expenditure of our management’s time, attention and resources and may adversely affect our reported financial results. If we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

The trading price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Form 10-Q and others such as:

•	quarterly variations in our results of operations or those of our competitors;

•	Failures by us to meet any guidance regarding our anticipated results that we have previously provided;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	our commencement of, or involvement in, litigation;

•	changes in governmental regulations or in the status of our regulatory approvals; and

•	a slowdown in the communications industry or the general economy.

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

We may need additional capital in the future to finance our business.

We may need to raise additional capital to fund operations in the future. Although we believe that, based on our current level of operations and anticipated growth, our existing cash, cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. If future financings involve the issuance of equity securities, our then-existing stockholders would suffer dilution. If we raised additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies or otherwise respond to competitive pressures could be significantly limited. Any failure to obtain financing when and as required could force us to curtail our operations, which would harm our business.

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

There were no unregistered sales, or purchases made by or on behalf of us or by any affiliated purchaser, of our equity securities during the six months ended June 30, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1*	Calix, Inc. Amended And Restated Employee Stock Purchase Plan (Effective as of May 23, 2012).

10.2*	Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended October 18, 2011 and July 25, 2012.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	Taxonomy Extension Calculation Linkbase Document

101.DEF **	Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the XBRL information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Dated: August 6, 2012	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2012	By:	/s/ Michael Ashby
Michael Ashby
Chief Financial Officer (Principal Financial Officer)