Form 10-Q
period 2012-09-29
CALIX, INC
filed 2012-11-02
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of October 27, 2012, there were 48,418,075 shares of the Registrant’s common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 29, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,422	$38,938
Restricted cash	—	754
Accounts receivable, net	56,392	47,943
Inventory	30,175	44,604
Deferred cost of revenue	16,960	8,324
Prepaids and other current assets	4,383	4,429
Total current assets	165,332	144,992
Property and equipment, net	17,381	16,130
Goodwill	116,175	116,175
Intangible assets, net	66,941	80,048
Other assets	1,774	2,194
Total assets	$367,603	$359,539
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,436	$14,250
Accrued liabilities	34,137	36,214
Deferred revenue	30,674	16,783
Total current liabilities	81,247	67,247
Long-term portion of deferred revenue	15,299	13,347
Other long-term liabilities	896	1,528
Total liabilities	97,442	82,122
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 29, 2012 and December 31, 2011	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized; 48,417,915 shares and 47,825,200 shares issued and outstanding as of September 29, 2012 and December 31, 2011, respectively	1,210	1,195
Additional paid-in capital	754,755	740,309
Accumulated other comprehensive income	133	98
Accumulated deficit	(485,937)	(464,185)
Total stockholders’ equity	270,161	277,417
Total liabilities and stockholders’ equity	$367,603	$359,539
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Revenue	$81,301	$83,655	$238,794	$253,084
Cost of revenue:
Products and services (1)	45,707	49,002	132,797	143,209
Merger-related expenses	—	—	—	19,966
Amortization of intangible assets	2,088	2,806	5,451	7,510
Total cost of revenue	47,795	51,808	138,248	170,685
Gross profit	33,506	31,847	100,546	82,399
Operating expenses:
Research and development (1)	16,165	16,717	49,604	50,340
Sales and marketing (1)	15,093	12,593	44,880	38,831
General and administrative (1)	6,773	5,475	19,682	21,450
Merger-related and other expenses (1)	—	1,404	—	12,927
Amortization of intangible assets	2,552	2,552	7,656	6,016
Total operating expenses	40,583	38,741	121,822	129,564
Loss from operations	(7,077)	(6,894)	(21,276)	(47,165)
Interest and other income (expense), net:
Interest income	3	11	14	80
Interest expense	(41)	(48)	(140)	(139)
Other income (expense), net	19	35	(70)	64
Loss before provision for income taxes	(7,096)	(6,896)	(21,472)	(47,160)
Provision for income taxes	44	38	280	176
Net loss	$(7,140)	$(6,934)	$(21,752)	$(47,336)
Net loss per common share:
Basic and diluted	$(0.15)	$(0.15)	$(0.45)	$(1.06)
Weighted-average number of shares used to compute net loss per common share:
Basic and diluted	48,353	47,128	48,059	44,866
Other comprehensive income, net of tax:
Unrealized loss on investment, net	$—	$(2)	$—	$(22)
Foreign currency translation adjustment, net	24	42	35	76
Total other comprehensive income, net of tax	24	40	35	54
Comprehensive loss	$(7,116)	$(6,894)	$(21,717)	$(47,282)

(1) Includes stock-based compensation as follows:
Cost of revenue	$345	$306	$1,089	$1,141
Research and development	1,017	886	3,129	3,761
Sales and marketing	1,263	1,127	3,840	3,256
General and administrative	1,682	1,407	4,903	7,845
Merger-related and other expenses	—	70	—	1,234
	$4,307	$3,796	$12,961	$17,237

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2012	September 24, 2011
Operating activities:
Net loss	$(21,752)	$(47,336)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premiums relating to available-for-sale securities	—	229
Depreciation and amortization	6,351	5,949
Loss on retirement of property and equipment	262	2,278
Amortization of intangible assets	13,107	13,526
Stock-based compensation	12,961	17,237
Changes in operating assets and liabilities:
Restricted cash	754	—
Accounts receivable, net	(8,449)	12,329
Inventory	14,429	9,634
Deferred cost of revenue	(8,636)	(1,161)
Prepaids and other assets	491	(2,291)
Accounts payable	2,186	(10,126)
Accrued liabilities	(2,098)	2,850
Deferred revenue	15,844	5,800
Other long-term liabilities	(633)	(179)
Net cash provided by operating activities	24,817	8,739
Investing activities:
Purchase of property and equipment	(7,879)	(6,271)
Sales and maturities of marketable securities	—	29,755
Acquisition of Occam Networks, net of cash acquired	—	(60,809)
Net cash used in investing activities	(7,879)	(37,325)
Financing activities:
Proceeds from exercise of stock options and other	158	766
Proceeds from employee stock purchase plan	2,222	2,062
Taxes withheld upon vesting of restricted stock units and restricted stock awards	(880)	(10,373)
Net cash provided by (used in) financing activities	1,500	(7,545)
Effect of exchange rate changes on cash and cash equivalents	46	76
Net increase (decrease) in cash and cash equivalents	18,484	(36,055)
Cash and cash equivalents at beginning of period	38,938	66,304
Cash and cash equivalents at end of period	$57,422	$30,249
Non-cash investing activities:
Value of common stock issued in acquisition	—	117,258
Fair value of equity awards assumed in connection with acquisition	—	1,370
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Company and Basis of Presentation
Company
Calix, Inc. (together with its subsidiaries, “Calix,” the “Company,” “our,” “we,” or “us”) was incorporated in August 1999, and is a Delaware corporation. We are a leading provider in North America of broadband communications access systems and software for fiber- and copper-based network architectures that enable communications service providers ("CSPs") to transform their networks and connect to their residential and business subscribers. We enable CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. We focus solely on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. We develop and sell carrier-class hardware and software products, which we refer to as the Unified Access portfolio that are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively.
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
The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Our significant accounting policies did not materially change during the nine months ended September 29, 2012.
Recent Accounting Pronouncements
In the nine months ended September 29, 2012, there were no accounting standard updates that would materially impact the Company’s financial statements.

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
In accordance with our annual goodwill impairment test and in consideration of the recent significant decline in our stock price, we evaluated the potential impairment of goodwill as of June 30, 2012 in July 2012. The goodwill impairment testing process involved the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity in determination of the fair value of our sole reporting unit. In performing the first step of the goodwill impairment test, we determined the fair value of our reporting unit by combining two valuation methods, a discounted cash flow analysis (DCF) and market multiples of comparable publicly traded companies. Under the DCF method, we prepared annual projections of future cash flows over a period of five years (the “discrete projection period”) and applied a terminal value assumption to the final year within the discrete projection period to estimate the total value of the cash flows beyond the final year. These projected cash flow estimates were then discounted using a discount rate that reflected market-based estimates based on comparable publicly traded companies, and included an additional risk premium specific to Calix. Under the market multiples method, fair value was determined by applying multiples of Revenue and EBITDA (earnings before interest, taxes, depreciation and amortization). In addition, we analyzed the fair value of our reporting unit and our total market capitalization for reasonableness, taking into account certain factors, including control premium, which were based on values observed in market transactions. Based on our analyses, we determined that the fair value of our reporting unit exceeded the carrying value by approximately 15%, and therefore the second step of the goodwill test did not need to be performed. However, significant changes in these estimates and assumptions could create future impairment losses to goodwill.
At the end of the third quarter of 2012, the Company reviewed events and changes to its business subsequent to the impairment test performed in July 2012 and concluded that there were no indicators of impairment to the carrying value of its goodwill during the three months ended September 29, 2012. As of September 29, 2012, there was no impairment to the carrying value of the Company's goodwill.

4.	Intangible Assets
Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of September 29, 2012 and December 31, 2011 are disclosed in the following table (in thousands):

	September 29, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(36,897)	$32,067	$52,694	$(31,447)	$21,247
Customer relationships	54,740	(19,866)	34,874	54,740	(12,209)	42,531
Purchase order backlog	—	—	—	4,260	(4,260)	—
Trade name	—	—	—	2,290	(2,290)	—
Total amortizable intangible assets	123,704	(56,763)	66,941	113,984	(50,206)	63,778
In-process technology	—	—	—	16,270	—	16,270
Total intangible assets, excluding goodwill	$123,704	$(56,763)	$66,941	$130,254	$(50,206)	$80,048
At the end of the first quarter of 2012, upon the completion of the research and development efforts associated with our $16.3 million in-process technology that was acquired from Occam, we determined that this technology had a useful life of 5 years and therefore reclassified it as core developed technology. We began amortizing this intangible asset to cost of revenue during the second quarter of 2012.
Amortization expense was $4.6 million and $13.1 million for the three and nine months ended September 29, 2012, respectively, and $5.4 million and $13.5 million for the three and nine months ended September 24, 2011, respectively.

Expected future amortization expense for the fiscal years indicated is as follows (in thousands):

Period	Expected Amortization Expense
Remainder of 2012	$4,640
2013	18,561
2014	18,561
2015	18,561
2016	5,805
2017	813
Total	$66,941

5.	Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	September 29, 2012	December 31, 2011
Cash	$37,586	$19,109
Money market funds	19,836	19,829
Total cash and cash equivalents	$57,422	$38,938
As of September 29, 2012, the Company did not hold any marketable securities and therefore there were no unrealized gains or losses. Realized gains and losses on the investments are determined on the specific identification method and are reflected in results of operations. The Company did not experience any significant realized gains or losses on its investments through September 29, 2012.

6.	Balance Sheet Details
Inventory consisted of the following (in thousands):

	September 29, 2012	December 31, 2011
Raw materials	$2,351	$3,077
Finished goods	27,824	41,527
Total inventory	$30,175	$44,604
Accounts receivable, net consisted of the following (in thousands):

	September 29, 2012	December 31, 2011
Accounts receivable	$57,608	$49,180
Allowance for doubtful accounts	(439)	(402)
Product return reserve	(777)	(835)
Accounts receivable, net	$56,392	$47,943
Property and equipment, net consisted of the following (in thousands):

	September 29, 2012	December 31, 2011
Computer equipment and purchased software	$30,210	$28,477
Test equipment	33,562	29,849
Furniture and fixtures	1,469	1,480
Leasehold improvements	6,622	6,342
Total	71,863	66,148
Accumulated depreciation and amortization	(54,482)	(50,018)
Property and equipment, net	$17,381	$16,130

Accrued liabilities consisted of the following (in thousands):

	September 29, 2012	December 31, 2011
Accrued warranty	$11,697	$12,104
Accrued compensation and related benefits	11,168	12,406
Accrued professional and consulting fees	2,128	1,741
Accrued excess and obsolete inventory at contract manufacturers	1,745	3,784
Accrued customer rebates	1,506	1,549
Accrued business travel expenses	1,137	383
Sales and use tax payable	1,065	861
Accrued other	3,691	3,386
Total accrued liabilities	$34,137	$36,214

7.	Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2011 are disclosed in our Annual Report on Form 10-K, and have not changed materially during the nine months ended September 29, 2012.
In addition, on August 20, 2012, Calix and Ericsson Inc. (“Ericsson”) entered into an Asset Purchase Agreement under which Calix will make a one-time cash payment to acquire Ericsson's fiber access assets (“EFAA”), including the Ericsson EDA 1500 GPON solution and its complementary ONT portfolio. The transaction is expected to close in the fourth quarter of 2012, and will be accounted for using the acquisition method of accounting in accordance with the accounting standard for business combinations.
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
Changes in the Company’s warranty reserve were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Balance at beginning of period	$11,277	$13,133	$12,104	$3,789
Accrued warranty from the Occam acquisition	—	—	—	8,500
Warranty charged to cost of revenue	1,416	1,341	3,436	4,560
Utilization of warranty	(996)	(2,218)	(3,843)	(4,593)
Balance at end of period	$11,697	$12,256	$11,697	$12,256
Litigation
From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities.
On September 16, 2010, the Company, two direct, wholly owned subsidiaries of the Company, and Occam entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). In response to the announcement of the Merger Agreement, on September 17, 2010, September 20, 2010 and September 21, 2010, three purported class action complaints were filed in the California Superior Court for Santa Barbara County: Kardosh v. Occam Networks, Inc., et al. (Case No. 1371748), or the Kardosh complaint; Kennedy v. Occam Networks, Inc., et al. (Case No. 1371762); and Moghaddam v. Occam Networks, Inc., et al. (Case No. 1371802). The three complaints, which are referred to collectively as the California class action complaints, were substantially similar. Each of the California class action complaints named Occam, the pre-acquisition members of the Occam board of directors and us as defendants.

On November 2, 2010, the three California class action complaints were consolidated into a single action, with the plaintiffs in the Kardosh complaint appointed as the lead plaintiffs, and on November 19, 2010, the California Superior Court issued an order staying the California class action complaints in favor of a substantively identical stockholder class action pending in the Delaware Court of Chancery (see below). On July 31, 2012, the consolidated California class action complaints were dismissed without prejudice as to all defendants.
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
The Company believes that the allegations in the Delaware action are without merit and intends to continue to vigorously contest the action. However, there can be no assurance that the Company will be successful in defending this ongoing action. In addition, the Company has obligations, under certain circumstances, to hold harmless and indemnify each of the former Occam directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam’s bylaws and certificate of incorporation. Such obligations may apply to this lawsuit.
The Company is not currently a party to any other legal proceedings that, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition.

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
As of September 29, 2012 and December 31, 2011, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

As of September 29, 2012	Level 1	Total
Money market funds	$19,836	$19,836
Total	$19,836	$19,836

As of December 31, 2011	Level 1	Total
Money market funds	$19,829	$19,829
Total	$19,829	$19,829
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
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Numerator:
Net loss	$(7,140)	$(6,934)	$(21,752)	$(47,336)
Denominator:
Weighted-average common shares outstanding	48,353	47,128	48,059	44,866
Basic and diluted net loss per common share	$(0.15)	$(0.15)	$(0.45)	$(1.06)
As the Company incurred net losses in the periods presented, the following table displays the Company’s other outstanding common stock equivalents that were excluded from the computation of diluted net loss per share, as the effect of including them would have been anti-dilutive (in thousands):

	September 29, 2012	September 24, 2011
Restricted stock units	2,016	$2,074
Stock options	2,204	1,647
Employee stock purchase plan	349	119
Warrants	23	24
Total common stock equivalents	4,592	3,864

10.	Stockholders’ Equity
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
Stock Based Compensation
Stock-based compensation expense associated with stock options, restricted stock units (“RSUs”), performance restricted stock units, restricted stock awards (“RSAs”) and purchase rights under our Employee Stock Purchase Plan (“ESPP”) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. During the three and nine months ended September 29, 2012, the Company recorded stock-based compensation expense of $4.3 million and $13.0 million, respectively. During the three and nine months ended September 24, 2011, the Company recorded stock-based compensation expense of $3.8 million and $17.2 million, respectively.
Stock Options
The Company estimates the fair value of stock options in accordance with ASC Topic 718, Compensation – Stock Compensation, (“ASC Topic 718”). The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Options	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Expected volatility	55%	52%	56%	52%
Expected life (years)	6.25	6.25	6.25	6.25
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.96%	1.41%	1.07%	2.20%
The Company’s computation of expected volatility is based on the Company’s peer group of similar companies. The Company’s computation of expected term utilizes the simplified method in accordance with Staff Accounting Bulletin No. 110, (SAB 110). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with maturities approximating the grant’s expected life. In addition, ASC Topic 718 requires the Company to estimate the number of options that are expected to vest. Thus, the Company applies an estimated forfeiture rate based on actual forfeiture experience. The Company recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.
During the three months ended September 29, 2012, the Company granted 235,000 stock options at a weighted-average grant date fair value of $3.47 per share. During the nine months ended September 29, 2012, the Company granted 732,420 stock options at a weighted-average grant date fair value of $4.75 per share. During the three months ended September 29, 2012, 33,123 stock options were exercised at a weighted-average exercise price of $0.57 per share. During the nine months ended September 29, 2012, 91,362 stock options were exercised at a weighted-average exercise price of $1.73 per share. As of September 29, 2012, unrecognized stock-based compensation expense related to stock options of $8.4 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.7 years.
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
During the three months ended September 29, 2012, the Company granted 116,851 RSUs with a weighted-average grant date fair value of $5.15 per share. During the nine months ended September 29, 2012, the Company granted 514,001 RSUs with a weighted-average grant date fair value of $6.56 per share. During the three and nine months ended September 29, 2012, 219,952 and 235,651 RSUs were released, respectively. As of September 29, 2012, unrecognized stock-based compensation expense related to RSUs of $16.3 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.3 years.
Performance Restricted Stock Units
In the first quarter of 2012, the Company began to grant performance RSUs to its executives. The performance criterion is based on the relative total shareholder return (“TSR”) of Calix common stock as compared to the TSR of the Company’s peer group. The Company established two-year and three-year performance periods that are from January 1, 2012 to December 31, 2013 and 2014, respectively. The TSR is calculated by dividing (a) the average closing trading price for the 90-day period ending on the last day of the applicable performance period by (b) the average closing trading price for the 90-day period immediately preceding January 1, 2012. This TSR is then used to derive the achievement ratio which is then multiplied by the number of units in the grant to derive the common stock to be issued for each performance period.
These performance RSUs are valued in accordance with the guidance of Topic 718, using the Monte Carlo Simulation Technique, which simulates a range of possible future stock prices for Calix and its peer group to determine the fair value for each performance period.
In the first quarter of 2012, the Company granted 170,000 performance RSUs with a weighted-average grant date fair value per RSU of $15.61. In the third quarter of 2012, the Company granted 20,000 performance RSUs with a weighted-average grant date fair value per RSU of $8.04. As of September 29, 2012, unrecognized stock-based compensation expense related to performance RSUs of $1.8 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Awards
The Company values RSAs at fair value or the market price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for the fair values of these RSAs on a straight-line basis over the requisite service period of these awards. As of September 29, 2012, unrecognized stock-based compensation expense related to RSAs of $5.8 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.8 years.
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
At the 2012 Annual Meeting of Stockholders, stockholders approved an amendment to our 2010 ESPP to increase the number of shares of common stock reserved for issuance from 1,000,000 shares to 4,300,000 shares. During the nine months ended September 29, 2012, 325,617 shares were purchased under the 2010 ESPP. As of September 29, 2012, there were 3,552,979 shares available for issuance.
As of September 29, 2012, unrecognized stock-based compensation expense related to the ESPP of $0.2 million was expected to be recognized over a remaining service period of 2 months.

11.	Credit Facility
The Company has a revolving credit facility of $30.0 million based upon a percentage of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services. The Company had outstanding letters of credit totaling $3.6 million and $2.8 million as of September 29, 2012 and December 31, 2011, respectively. There were no outstanding borrowings under the revolving credit facility as of September 29, 2012 and December 31, 2011. As of September 29, 2012, there was approximately $26.4 million available for borrowing under this revolving credit facility. The Company is also required to pay commitment fees of 0.25% per year on any unused portions of the facility. As of September 29, 2012 and December 31, 2011, the Company was in compliance with its financial covenants under the credit facility. The revolving credit facility matures on June 30, 2013.

12.	Income Taxes
The Company has incurred operating losses since inception and, as such, has not received a tax benefit for these losses.The provision relates to state taxes not based on income, alternative minimum tax, and foreign income tax. Significant components affecting the tax rate include alternative minimum taxes, state tax, foreign tax and the utilization of losses carried forward.
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

Overview
We are a leading provider in North America of broadband communications access systems and software for fiber- and copper-based network architectures that enable communications service providers ("CSPs") to connect to their residential and business subscribers. We enable CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. We focus solely on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. We develop and sell carrier-class hardware and software products, which is referred to as the Unified Access portfolio that are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively.
We market our access systems and software to CSPs globally through our direct sales force as well as a limited number of resellers. As of September 29, 2012, we have shipped over fifteen million ports of our Unified Access portfolio to more than 1,000 customers worldwide, whose networks serve over 50 million subscriber lines in total. Our customers include 18 of the 20 largest U.S. Incumbent Local Exchange Carriers, or ILECs. In addition, we have over 400 commercial video customers and have enabled over 750 customers to deploy gigabit passive optical network, or GPON, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue decreased to $81.3 million and $238.8 million for the three and nine months ended September 29, 2012, respectively, from $83.7 million and $253.1 million for the three and nine months ended September 24, 2011, respectively. Revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, those customers in the large CSP and international markets. During the second and the third quarters of fiscal 2012, we experienced softness in our business due to lower demand across multiple customer markets. We believe this was due to a slowdown in capital expenditures by service providers increasingly concerned about macro-economic conditions and uncertainties associated with the implementation of regulatory reforms. We expect these issues to continue and these issues may negatively impact our results for the remainder of 2012. Additionally, we expect that our planned acquisition of Ericsson's fiber access assets will have a positive impact to revenue beyond 2012. Since our inception we have incurred significant losses, and as of September 29, 2012, we had an accumulated deficit of $485.9 million. Our net loss was $7.1 million and $21.8 million for the three and nine months ended September 29, 2012, respectively. Our net loss was $6.9 million and $47.3 million for the three and nine months ended September 24, 2011, respectively.
Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, large customer purchase agreements with special revenue considerations, varying budget cycles for our customers and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets. Customers then typically decide to purchase our products during our second fiscal quarter. In our third fiscal quarter, customers are in the process of deploying such products and as a result there is typically less spending. In addition, difficulties related to deploying products during the winter also tend to limit spending in the third quarter. Finally, in our fourth fiscal quarter, customer purchases typically increase as customers are attempting to spend the rest of their budget for the year. As of September 29, 2012, our deferred revenue of $46.0 million primarily included certain contracts with customers who receive government supported loans and grants from the U.S. Department of Agriculture’s Rural Utility Service (“RUS”) that include installation services, services, special customer arrangements and ratably recognized services. The timing of deferred recognition may cause significant fluctuations in our revenue and operating results from period to period.
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
Our operating expenses have fluctuated based on the following factors: timing of variable compensation expenses due to fluctuations in order volumes, timing of salary increases which have historically occurred in the second quarter, timing of bonus accrual due to changes in the Company’s performance, timing of research and development expenses including prototype builds and intermittent outsourced development projects and increases in stock-based compensation expenses resulting from modifications to outstanding stock options. Our operating expenses for fiscal 2011 include merger-related expenses and amortization of intangible assets from our acquisition of Occam as discussed in more detail below. As a result of the acquisition we have also incurred increased compensation costs across all operating expense categories due to additional headcount and increased facility related costs. We anticipate that our operating expenses will increase as a result of our planned acquisition of Ericsson's fiber access assets as discussed in more detail below.
As a result of the fluctuations described above and a number of other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
Planned Acquisition of Ericsson's Fiber Access Assets
On August 20, 2012, Calix and Ericsson Inc. (“Ericsson”) entered into an Asset Purchase Agreement under which Calix will make a one-time cash payment to acquire Ericsson's fiber access assets (“EFAA”), including the Ericsson EDA 1500 GPON solution and its complementary ONT portfolio. In connection with this planned acquisition, Calix will offer employment to up to 61 U.S.-based employees of Ericsson, and will transition ongoing support of the acquired products from Ericsson to Calix.
On August 22, 2012, Calix and Ericsson also signed a global reseller agreement, under which Calix will become Ericsson's preferred global partner for broadband access applications. We expect this agreement to provide Calix with an extensive new global reseller channel, while our acquisition of Ericsson's fiber access portfolio delivers powerful new complements to our industry-leading Unified Access portfolio. This agreement will also provide Ericsson's existing fiber access customers with world-class support and maintenance, and an expanded portfolio of access systems and software from a leading company totally focused on access.
The transaction is expected to close in the fourth quarter of 2012 and will be accounted for using the acquisition method of accounting in accordance with the accounting standard for business combinations. We will consolidate EFAA's financial results in the condensed consolidated financial statement from the date of acquisition. We expect the acquisition to have a positive impact on our international business over time.
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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011. During the nine months ended September 29, 2012, there have been no significant changes in our critical accounting policies and estimates.
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
In accordance with our annual goodwill impairment test and in consideration of the recent significant decline in our stock price, we evaluated the potential impairment of goodwill as of June 30, 2012 in July 2012. The goodwill impairment testing process involved the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity in determination of the fair value of our sole reporting unit. In performing the first step of the goodwill impairment test, we determined the fair value of our reporting unit by combining two valuation methods, a discounted cash flow analysis (DCF) and market multiples of comparable publicly traded companies. Under the DCF method, we prepared annual projections of future cash flows over a period of five years (the “discrete projection period”) and applied a terminal value assumption to the final year within the discrete projection period to estimate the total value of the cash flows beyond the final year. These projected cash flow estimates were then discounted using a discount rate that reflected market-based estimates based on comparable publicly traded companies, and included an additional risk premium specific to Calix. Under the market multiples method, fair value was determined by applying multiples of Revenue and EBITDA (earnings before interest, taxes, depreciation and amortization). In addition, we analyzed the fair value of our reporting unit and our total market capitalization for reasonableness, taking into account certain factors, including control premium, which were based on values observed in market transactions. Based on our analyses, we determined that the fair value of our reporting unit exceeded the carrying value by approximately 15%, and therefore the second step of the goodwill test did not need to be performed. However, significant changes in these estimates and assumptions could create future impairment losses to goodwill.
At the end of the third quarter of 2012, we reviewed events and changes to our business subsequent to the impairment test performed in July 2012 and concluded that there were no indicators of impairment to the carrying value of goodwill during the three months ended September 29, 2012. As of September 29, 2012, there was no impairment to the carrying value of goodwill.
Recent Accounting Pronouncements
In the nine months ended September 29, 2012, there were no new accounting standard updates that would materially impact the Company’s financial statements.

Results of Operations
Comparison of the Three and Nine Months Ended September 29, 2012 and September 24, 2011
Revenue
The following table sets forth our revenue:

	Three Months Ended				Nine Months Ended
	September 29, 2012	September 24, 2011	Variance in Dollars	Variance in Percent	September 29, 2012	September 24, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Revenue	$81,301	$83,655	$(2,354)	(3)%	$238,794	$253,084	$(14,290)	(6)%
Our revenue is principally derived in the United States. During the three and nine months ended September 29, 2012 and September 24, 2011, revenue generated in the United States represented approximately 94% and 93%, respectively. Revenue decreased during the three and nine months ended September 29, 2012 compared with the corresponding periods of fiscal 2011, primarily due to a decrease in shipment volume resulting from the softness in demand across multiple customer markets which the company believes is due to a slowdown in capital expenditures by service providers increasingly concerned about macro-economic conditions and uncertainties associated with the implementation of regulatory reforms. We expect these issues to continue and these issues may negatively impact our results for the remainder of 2012.
Cost of Revenue and Gross Profit
The following table sets forth our costs of revenue:

	Three Months Ended				Nine Months Ended
	September 29, 2012	September 24, 2011	Variance in Dollars	Variance in Percent	September 29, 2012	September 24, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Cost of revenue:
Products and services	$45,707	$49,002	$(3,295)	(7)%	$132,797	$143,209	$(10,412)	(7)%
Merger-related expenses	—	—	—	—%	—	19,966	(19,966)	(100)%
Amortization of intangible assets	2,088	2,806	(718)	(26)%	5,451	7,510	(2,059)	(27)%
Total cost of revenue	$47,795	$51,808	$(4,013)	(8)%	$138,248	$170,685	$(32,437)	(19)%
Gross profit	$33,506	$31,847	$1,659	5%	$100,546	$82,399	$18,147	22%
Gross margin	41%	38%			42%	33%
Cost of revenues decreased during the three and nine months ended September 29, 2012 compared with the corresponding periods of fiscal 2011, primarily due to the fact that we did not incur any further merger-related expenses subsequent to 2011, a decrease in cost of products and service revenues resulting from decreased revenues and decreased write-down charges for excess and obsolete inventory as a result of improved inventory management, and a decrease in amortization of intangible assets.
The decreases in amortization of intangible assets during the three and nine months ended September 29, 2012 are due to the completion of the amortization of certain intangibles that we acquired from Occam, offset in part by an increase in the amortization of core developed technologies that began amortizing during the second quarter of 2012 as discussed below. At the end of the first quarter of 2012, upon the completion of the research and development efforts associated with the in-process technology, we determined that this technology had a useful life of 5 years and therefore reclassified it as core developed technology. We began amortizing this intangible asset to cost of revenue during the second quarter of 2012.
Gross margin increased during the three and nine months ended September 29, 2012 compared with the corresponding periods of fiscal 2011, primarily due to the absence of merger-related expenses, lower excess and obsolete inventory write-down charges, and lower intangible assets amortization expenses. Excluding merger-related expenses, gross margin increased slightly from 38% and 40% for the three and nine months ended September 29, 2011, respectively, to 41% and 42% for the three and nine months ended September 29, 2012, respectively, primarily due to a combination of product mix and cost reductions.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses:

	Three Months Ended				Nine Months Ended
	September 29, 2012	September 24, 2011	Variance in Dollars	Variance in Percent	September 29, 2012	September 24, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Research and development	$16,165	$16,717	$(552)	(3)%	$49,604	$50,340	$(736)	(1)%
Percent of total revenue	20%	20%			21%	20%
Research and development expenses decreased during the three months ended September 29, 2012 compared with the corresponding period in fiscal 2011, primarily due to a decrease in prototype and consulting expenses resulting from the timing of new product development activities, offset in part by an increase in compensation expenses due to increased headcount.
Research and development expenses decreased during the nine months ended September 29, 2012 compared with the corresponding period in fiscal 2011, primarily due to a decrease in prototype expenses resulting from the timing of new product development activities, and a decrease in stock-based compensation expense. These decreases were offset in part by an increase in compensation expenses due to increased headcount resulting from the acquisition of Occam on February 22, 2011 and the expansion of our China development center, and an increase in consulting expenses in connection with our pursuit of OSMINE certification.
Research and development expenses as a percentage of revenue for the three and nine months ended September 29, 2012 compared to the corresponding periods in fiscal 2011 remained relatively flat.
We are continuing our strategic investments in our Unified Access portfolio. We intend to continue to dedicate significant resources to research and development and to develop new product capabilities to support the performance, scalability and management of our Unified Access portfolio.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses:

	Three Months Ended				Nine Months Ended
	September 29, 2012	September 24, 2011	Variance in Dollars	Variance in Percent	September 29, 2012	September 24, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Sales and marketing	$15,093	$12,593	$2,500	20%	$44,880	$38,831	$6,049	16%
Percent of total revenue	19%	15%			19%	15%
Sales and marketing expenses increased during the three months ended September 29, 2012 compared with the corresponding period in fiscal 2011, primarily due to an increase in compensation and related costs driven by an increase in headcount resulting from the hiring of additional employees to pursue our international expansion.
Sales and marketing expenses increased during the nine months ended September 29, 2012 compared with the corresponding period in fiscal 2011, primarily due to an increase in compensation and related costs, an increase in travel-related costs, which were driven by an increase in headcount resulting from our acquisition of Occam on February 22, 2011 and to pursue our international expansion.
The increases in sales and marketing expenses as a percentage of revenue for the three and nine months ended September 29, 2012 compared to the corresponding periods in fiscal 2011 were primarily due to the increase in expenses in the respective periods.
We will continue our investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives.
General and Administrative Expenses
The following table sets forth our general and administrative expenses:

	Three Months Ended				Nine Months Ended
	September 29, 2012	September 24, 2011	Variance in Dollars	Variance in Percent	September 29, 2012	September 24, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
General and administrative	$6,773	$5,475	$1,298	24%	$19,682	$21,450	$(1,768)	(8)%
Percent of total revenue	8%	7%			8%	8%
General and administrative expenses increased during the three months ended September 29, 2012 compared with the corresponding period in fiscal 2011, primarily due to an increase in compensation and related costs resulting from increased headcount, as well as increases in consulting and professional service expenses.
General and administrative expenses decreased during the nine months ended September 29, 2012 compared with the corresponding period in fiscal 2011, primarily due to a decrease in stock-based compensation expense, offset in part by increases in professional and consulting service expenses as well as an increase in compensation expenses due to increased headcount.
General and administrative expenses as a percentage of revenue for the three and nine months ended September 29, 2012 compared to the corresponding periods in fiscal 2011 remained relatively flat.
Merger-related and Other Expenses
The following table sets forth our merger-related and other expenses included in operating expenses:

	Three Months Ended				Nine Months Ended
	September 29, 2012	September 24, 2011	Variance in Dollars	Variance in Percent	September 29, 2012	September 24, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Merger-related and other expenses	$—	$1,404	$(1,404)	(100)%	$—	$12,927	$(12,927)	(100)%
Percent of total revenue	—%	2%			—%	5%
In connection with our acquisition of Occam in the first quarter of 2011, we incurred operating merger-related and other expenses, which primarily consist of legal and professional expenses, severance for terminated Occam employees, and salaries paid to transitional Occam employees. In addition, we incurred expenses associated with consolidating facilities and stock-based compensation expense primarily related to accelerated vesting for certain Occam executives that terminated subsequent to the acquisition date. In connection with the planned acquisition of Ericsson fiber access assets, we expect to incur merger-related expenses in the fourth quarter of 2012.

Amortization of Intangible Assets
The following table sets forth our amortization of intangible asset expenses included in operating expenses:

	Three Months Ended				Nine Months Ended
	September 29, 2012	September 24, 2011	Variance in Dollars	Variance in Percent	September 29, 2012	September 24, 2011	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Amortization of intangible assets	$2,552	$2,552	$—	—%	$7,656	$6,016	$1,640	27%
Percent of total revenue	3%	3%			3%	2%
In connection with the acquisition of Occam on February 22, 2011, $51.0 million of the total purchase price was allocated to the amortizable intangible asset, customer relationships, which are being amortized to operating expenses over their estimated useful lives.
Liquidity and Capital Resources
We have funded our operations primarily through cash generated from operations and the 2010 initial public offering of our common stock. At September 29, 2012, we had cash and cash equivalents of $57.4 million, which consisted of deposits held at banks and money market mutual funds held at major financial institutions. We also have a revolving credit facility of $30.0 million based upon a percentage of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services.
Operating Activities
Our operating activities provided cash of $24.8 million and $8.7 million in the nine months ended September 29, 2012 and September 24, 2011, respectively. The increase in cash provided by operating activities was due primarily to a favorable change of $19.0 million in our operating results after adjustment of non-cash charges, offset partially by a $3.0 million decrease in net cash inflow resulting from changes in operating assets and liabilities.
In the nine months ended September 29, 2012, non-cash charges were $32.7 million (the majority of which consist of depreciation and amortization expense and stock-based compensation expense). Cash inflows from changes in operating assets and liabilities primarily resulted from a $14.4 million decrease in inventory due to improved inventory management, a $15.8 million increase in deferred revenue as a result of increased shipments relating to certain RUS-funded contracts, and a $2.2 million increase in accounts payable due to the timing of inventory receipts and payments. Cash outflows from changes in operating assets and liabilities included primarily an $8.4 million increase in net accounts receivable due to the timing of sale and billing activities, an $8.6 million increase in deferred cost of revenue primarily related to the deferral of certain RUS-funded contracts, and a $2.1 million decrease in accrued liabilities.
Our operating activities provided cash of $8.7 million in the nine months ended September 24, 2011. This resulted primarily from non-cash charges of $39.2 million (the majority of which consist of stock-based compensation expense and depreciation and amortization expense) and positive net changes in operating assets and liabilities, largely offset by our net loss of $47.3 million. Cash inflows from changes in operating assets and liabilities included a net decrease of $12.3 million in accounts receivable due to strong cash collections, $9.6 million related to the sell through of inventory, an increase in deferred revenue of $5.8 million of certain RUS-funded contracts and an increase in accrued liabilities of $2.9 million. These inflows were partially offset by cash outflows from accounts payable of $10.1 million resulting primarily from payments of accounts payable assumed from Occam, an increase of $2.3 million in prepaid and other current assets and an increase in deferred cost of revenue of $1.2 million, primarily related to the deferral of revenue of certain RUS-funded contracts.
Investing Activities
Our investing activities used cash of $7.9 million and $37.3 million in the nine months ended September 29, 2012 and September 24, 2011, respectively.
Our cash used in investing activities in the nine months ended September 29, 2012 consisted of capital expenditures primarily as a result of purchases of computer equipment and software.
Our cash used in investing activities in the nine months ended September 24, 2011 primarily consisted of our acquisition of Occam for $60.8 million, net of $33.6 million of Occam cash assumed in the transaction, and capital expenditures of $6.3 million, partially offset by maturities of marketable securities of $29.8 million.

Financing Activities
Our financing activities provided cash of $1.5 million in the nine months ended September 29, 2012, which consisted of proceeds of $2.2 million from the issuance of common stock under the employee stock purchase plan (“ESPP”) and proceeds of $0.2 million from the exercises of stock options, offset by $0.9 million payment of payroll taxes for the vesting of restricted stock units and restricted stock awards.
Our cash used in financing activities of $7.5 million in the nine months ended September 24, 2011, primarily consisted of payment of payroll taxes for the vesting of restricted stock units of $10.4 million, offset by proceeds of $2.1 million from the issuance of common stock under the ESPP and proceeds of $0.8 million from the exercise of stock options.
Working Capital and Capital Expenditure Needs
Other than our cash commitment in connection with our planned acquisition of Ericsson's fiber access assets as discussed in the section below, we currently have no material cash commitments, except for normal recurring trade payables, expense accruals, operating leases and firm purchase commitments. In addition, we believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. We may be required to issue performance bonds to satisfy requirements under our RUS-funded contracts. We issue letters of credit under our existing credit facility to support these performance bonds. In the event we do not have sufficient capacity under our credit facility to support these bonds, we will have to purchase certificates of deposit, which could materially impact our working capital or limit our ability to satisfy such contract requirements. At December 31, 2011, we had cash of $0.8 million restricted for the issuance of surety performance bonds we acquired through our acquisition of Occam. There were no restrictions on our cash at September 29, 2012. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.
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
Contractual Obligations and Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2011 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, and have not changed materially during the nine months ended September 29, 2012.
In addition, on August 20, 2012, Calix and Ericsson Inc. (“Ericsson”) entered into an Asset Purchase Agreement under which Calix will make a one-time cash payment to acquire Ericsson's fiber access assets, including the Ericsson EDA 1500 GPON solution and its complementary ONT portfolio. The transaction is expected to close in the fourth quarter of 2012.
Off-Balance Sheet Arrangements
As of September 29, 2012 and December 31, 2011, we did not have any off-balance sheet arrangements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At September 29, 2012, we had cash and cash equivalents of $57.4 million, which was held primarily in cash or money market funds. Due to the nature of these money-market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our outstanding debt instruments. Any outstanding borrowings under our revolving credit facility bear a variable rate of interest based upon the applicable LIBOR or prime rate and is adjusted monthly based upon changes in the Federal Reserve’s prime rate. As of September 29,

2012, we had no outstanding borrowings under the revolving credit facility.
Foreign Currency Exchange Risk
Our sales contracts and vendor payables are primarily denominated in U.S. dollars and, therefore, the majority of our revenues and operating expenses are not subject to foreign currency exchange risk.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of September 29, 2012, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective at the reasonable assurance level.
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
We have experienced net losses in each year of our existence. For the year ended December 31, 2011, December 31, 2010, and December 31, 2009, we incurred net losses of $52.6 million, $18.6 million, and $22.4 million, respectively. For the nine months ended September 29, 2012, we incurred a net loss of $21.8 million. As of September 29, 2012, we had an accumulated deficit of $485.9 million.
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
Demand for our products depends on the magnitude and timing of capital spending by CSPs as they construct, expand and upgrade their access networks. For the year ended December 31, 2011, CenturyLink, Inc., or CenturyLink, purchased a significant amount of our access systems and software. However, we cannot anticipate the level of CenturyLink’s purchases in the future. On April 1, 2011, CenturyLink completed their merger with Qwest Communications. This merger could create uncertainty for us as to whether we will continue to be chosen as a preferred network equipment vendor for the combined organization. In addition, the recent economic downturn has contributed to a slowdown in telecommunications industry spending, including in the specific geographies and markets in which we operate. In response to reduced consumer spending, challenging capital markets or declining liquidity trends, capital spending for network infrastructure projects of CSPs could be delayed or cancelled. In addition, capital spending is cyclical in our industry and sporadic among individual CSPs, and can change on short notice. As a result, we may not have visibility into changes in spending behavior until nearly the end of a given quarter. CSP spending on network construction, maintenance, expansion and upgrades is also affected by seasonality in their purchasing cycles, reductions in their budgets and delays in their purchasing cycles. In addition, we believe the capital expenditures amongst some CSPs have also been adversely affected due to recent fiber shortages in certain portions of the market. Many factors affecting our results of operations are beyond our control, particularly in the case of large CSP orders and network infrastructure deployments involving multiple vendors and technologies where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the customer or other providers, and changes in customer requirements or installation plans. Further, CSPs may not pursue infrastructure upgrades that require our access systems and software. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles (including uncertainties associated with the implementation of regulatory reforms), mergers, lack of consumer demand for advanced communications services and alternative approaches to service delivery. Reductions in capital expenditures by CSPs may slow our rate of revenue growth. As a consequence, our results for a particular quarter may be difficult to predict, and our prior results are not necessarily indicative of results likely in future periods.
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
We have experienced continued delays in purchasing commitments from our customers who have been awarded Broadband Stimulus funds, which have negatively impacted our operating results and additional delays could continue to adversely impact our operating results. In addition, the revenue recognition guidelines related to the sales of our access systems to CSPs who have received Broadband Stimulus funds may create uncertainties around the timing of our revenue, which could harm our financial results. In addition, any changes in government regulations and subsidies could cause our customers to change their purchasing decisions which could have an adverse effect on our operating results and financial condition.
We face intense competition that could reduce our revenue and adversely affect our financial results.
The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our competitors include companies such as ADTRAN, Inc., Alcatel- Lucent S.A., Ciena Corporation, Huawei Technologies Co., Ltd., Tellabs, Inc., ZTE Corporation.
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
The market for broadband access equipment is dominated primarily by large, established vendors. In addition, some of our competitors have merged, made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. Examples include Ciena Corporation’s acquisitions of World Wide Packets, Inc. in 2008 and Nortel’s Metro Ethernet Networks business in March 2010, Enablence Technologies, Inc.’s acquisition of Teledata Networks, Ltd. in June 2010, our acquisitions of Occam in February 2011 and of Ericsson's fiber access business expected to close in the fourth quarter of 2012, and Adtran’s acquisition of Nokia Siemens' broadband access line business in May 2012. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do and are better positioned to acquire and offer complementary products and services technologies. Many of our competitors have broader product lines and can offer bundled solutions, which may appeal to certain customers. Our competitors may invest additional resources in developing more compelling product offerings. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features, because the products that we and our competitors offer require a substantial investment of time and funds to install. In addition, as a result of these transition costs, competition to secure contracts with potential customers is particularly intense. Some of our competitors may offer substantial discounts or rebates to win new customers. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or achieve profitability. Competitive pressures could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could reduce our revenue and adversely affect our financial results.
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
We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2011, 2010 and 2009, our research and development expenses were $67.7 million, or 20% of our revenue, $55.4 million, or 19% of our revenue, and $46.1 million or 20% of our revenue, respectively. For the nine months ended September 29, 2012, our research and development expenses were $49.6 million, or 21% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
Historically, a large portion of our sales has been to a limited number of customers. For example, for the years ended December 31, 2011, 2010 and 2009, CenturyLink accounted for 20%, 29% and 38%, respectively, of our revenue.

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
The timing of our revenues is difficult to predict. Our sales efforts often involve educating CSPs about the use and benefits of our products. CSPs typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and results in a lengthy sales cycle. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, we may not achieve our revenue forecasts and our financial results would be adversely affected.
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
Our sales and marketing efforts have been focused on Communication Service Providers (CSPs), including Multi System Operators ("MSOs"), in North America. A part of our long-term strategy is to increase sales to larger North American as well as international CSPs, including MSOs. We will be required to devote substantial technical, marketing and sales resources to the pursuit of these CSPs, who have lengthy equipment qualification and sales cycles, without any assurance of generating sales. In particular, sales to these CSPs may require us to upgrade our products to meet more stringent performance criteria, develop new customer-specific features or adapt our product to meet international standards. If we are unable to successfully increase our sales to larger CSPs, our operating results and long-term growth may be negatively impacted.
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
The revenues that Flextronics generates from our orders represent a relatively small percentage of Flextronics’ overall revenues. As a result, fulfilling our orders may not be considered a priority in the event Flextronics is constrained in its ability to fulfill all of its customer obligations in a timely manner. In addition, a substantial part of our manufacturing is done in Flextronics facilities that are located outside of the United States. We believe that the location of these facilities outside of the United States increases supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls. If Flextronics or any of our other contract manufacturers were unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we would have to identify, qualify and select acceptable alternative contract manufacturers. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers, which in turn would reduce our revenues and harm our relationships with our customers.
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
We bear inventory risk under our contract manufacturing arrangements. Lead times for the materials and components that we order through our contract manufacturers vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our products are currently lengthy, requiring us or our contract manufacturers to order materials and components several months in advance of manufacture. If we overestimate our production requirements, we or our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-down costs. Historically, we have reimbursed our primary contract manufacturer for a portion of inventory purchases when our inventory has been rendered obsolete, for example due to manufacturing and engineering change orders resulting from design changes manufacturing discontinuation of parts by our suppliers, or in cases where inventory levels greatly exceed projected demand. If we experience inventory write-downs associated with excess or obsolete inventory, this would have an adverse effect on our gross margins, financial condition and results of operations. We have experienced unanticipated increases in demand from customers, which resulted in delayed shipments and variable shipping patterns. If we underestimate our product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt manufacturing of our products and result in delays or cancellation of sales.
If we fail to comply with evolving industry standards, sales of our existing and future products would be adversely affected.
The markets for our products are characterized by a significant number of standards, both domestic and international, which are evolving as new technologies are deployed. Our products must comply with these standards in order to be widely marketable. In some cases, we are compelled to obtain certifications or authorizations before our products can be introduced, marketed or sold in new markets or to customers that we have not historically served. For example, our ability to obtain OSMINE certification for our products will affect our ongoing ability to sell our products to CenturyLink and other Tier 1 CSPs. In addition, our ability to expand our international operations and create international market demand for our products may be limited by regulations or standards adopted by other countries that may require us to redesign our existing products or develop new products suitable for sale in those countries. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, we may not be able to design our products to comply with evolving standards and regulations in the future. Accordingly, this ongoing evolution of standards may directly affect our ability to market or sell our products. Further, the cost of complying with the evolving standards and regulations, or the failure to obtain timely domestic or foreign regulatory approvals or certification such that we may not be able to sell our products where these standards or regulations apply, would result in lower revenues and lost market share.
We may be unable to successfully expand our international operations. In addition, we may be subject to a variety of risks that could harm our business.
We currently generate most of our sales from customers in North America and have limited experience marketing, selling and supporting our products and services outside North America or managing the administrative aspects of a worldwide operation. While we are in the process of expanding our international operations, we may not be able to create or maintain international market demand for our products. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, financial condition and results of operations will suffer.
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
We depend on certain proprietary technology for our success and ability to compete. As of September 29, 2012, we held 67 U.S. patents and had 39 pending U.S. patent applications. Two of the U.S. patents are also covered by granted international patents, one in five countries and the other in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.
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
The quality of our support and services offerings is important to our customers, and if we fail to continue to offer high quality support and services, we could lose customers, which would harm our business.
Once our products are deployed within our customers’ networks, they depend on our support organization to resolve any issues relating to those products. A high level of support is critical for the successful marketing and sale of our products. If we do not effectively assist our customers in deploying our products, succeed in helping them quickly resolve post-deployment issues or provide effective ongoing support, it could adversely affect our ability to sell our products to existing customers and harm our reputation with potential new customers. As a result, our failure to maintain high quality support and services could result in the loss of customers, which would harm our business.
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
On August 20, 2012, we signed a definitive agreement to acquire Ericsson's fiber access assets; the acquisition transaction is expected to close in the fourth quarter of 2012. On February 22, 2011, we acquired Occam Networks. We may in the future acquire other businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. We have limited experience making such acquisitions. Any of these transactions could be material to our financial condition and results of operations. The anticipated benefit of acquisitions may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

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
We engage resellers, including Ericsson, to promote, sell, install and support our products to some customers in North America, and internationally. Their failure to do so or our inability to recruit or retain resellers may reduce our sales and thus harm our business.
We engage some value added resellers, or VARs, who provide sales and support services for our products. In particular, we expect the reseller agreement signed with Ericsson on August 22, 2012 to provide us with an extensive new global reseller channel. We compete with other telecommunications systems providers for our VARs’ business and many of our VARs, including Ericsson, are free to market competing products. If Ericsson or any other VAR promotes a competitor’s products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key VAR or the failure of VARs to provide adequate customer service could have a negative effect on customer satisfaction and could cause harm to our business. If we do not properly train our VARs to sell, install and service our products, our business, financial condition and results of operations may suffer. Our use of VARs and other third party support partners, and the associated risks, are likely to increase as we expand sales outside of North America.
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
We have to comply with Section 404 of the Sarbanes-Oxley Act, which requires us to expend significant resources in developing the required documentation and testing procedures. We cannot be certain that the actions we have taken and are taking to improve our internal controls over financial reporting will be sufficient to maintain effective internal controls over financial reporting in subsequent reporting periods, or that we will be able to implement our planned processes and procedures in a timely manner. In addition, new and revised accounting standards and financial reporting requirements may occur in the future, and implementing changes required by new standards, requirements or laws may require a significant expenditure of our management’s time, attention and resources and may adversely affect our reported financial results. If we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.
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
Risks Related to Our Merger Transaction with Occam and Our Pending Acquisition of the Fiber Access Business of Ericsson
Future results of the combined organization may differ materially from those in our current financial statements and financial forecasts, and the potential benefits of the transactions may not be realized.
The future results of the combined organization may be materially different from those contained in our current financial statements and financial forecasts. In addition, potential growth, expected financial results, perceived synergies and anticipated opportunities may not be realized through the ongoing integration of our business with those of Occam and Ericsson.
The Occam and Ericsson transactions could cause disruptions and materially adversely affect the future business and operations of the combined organization.
In connection with the transactions, it is possible that some customers, suppliers and other persons with whom we, Occam or Ericsson have had a business relationship may delay or defer certain business decisions, or determine to purchase a competitor's products. In particular, customers could be reluctant to purchase products due to uncertainty about the direction of our combined technology and product road map, and uncertainty regarding the willingness of the combined organization to support and service existing products after the transactions. If customers, suppliers or other persons, delay or defer business decisions, or purchase a competitor's products, it could negatively impact revenues, earnings and cash flows of the combined organization, as well as the market price of our common stock.
A class action lawsuit is pending against Occam and its former directors challenging the acquisition of Occam by us, and an unfavorable judgment or ruling in this lawsuit could result in substantial costs.
On September 16, 2010, the Company, Occam, Ocean Sub I, Inc., and two direct, wholly owned subsidiaries of the Company, entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement. In response to the announcement of the Merger Agreement, four separate purported class action complaints were filed by purported stockholders of Occam against Occam and the former members of its board of directors , including three complaints in the California Superior Court for Santa Barbara County and one complaint in the Delaware Court of Chancery. Each complaint generally alleged that the former members of the Occam board breached their fiduciary duties in connection with the acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the merger transaction, and each complaint sought rescission of the merger transaction as well as other remedies including unspecified damages and costs and fees. The three California class actions have been dismissed without prejudice in favor of the Delaware class action. On January 6, 2012, the Delaware court found that certain lead plaintiffs, Michael Steinhardt, Steinhardt Overseas Management, L.P. and Ilex Partners, L.L.C., collectively the “Steinhardt Plaintiffs", had engaged in improper trading of Calix shares and dismissed the Steinhardt Plaintiffs from the case with prejudice. The remaining lead plaintiffs are expected to continue to seek an award of damages in an unspecified amount.
We believe that the allegations in the pending action are without merit and intend to vigorously contest the action. However, there can be no assurance that we will be successful in our defense. In addition, under the Merger Agreement and Delaware law, we have obligations, under certain circumstances, to hold harmless and indemnify each of the former directors of Occam against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam's bylaws and certificate of incorporation. Such obligations may apply to this lawsuit, and therefore an unfavorable outcome in this lawsuit could result in substantial costs for us.
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
There were no unregistered sales, or purchases made by or on behalf of us or by any affiliated purchaser, of our equity securities during the nine months ended September 29, 2012.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.

Exhibit Number	Description

10.1	Asset Purchase Agreement between Ericsson Inc. and Calix, Inc., dated August 20, 2012.

10.2*	Calix, Inc. Non-Employee Director Cash Compensation Policy, effective January 1, 2012.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	Taxonomy Extension Calculation Linkbase Document

101.DEF **	Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement.

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

CALIX, INC. (Registrant)

Dated:	November 1, 2012	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Dated:	November 1, 2012	By:	/s/ Michael Ashby
Michael Ashby
Chief Financial Officer (Principal Financial Officer)