Form 10-Q/A
period 2012-09-29
CALIX, INC
filed 2012-12-18
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for Calix, Inc. for the period ended September 29, 2012, filed with the Securities and Exchange Commission on November 2, 2012 (the "Form 10-Q") is to file a revised redacted version of Exhibit 10.1 included in Item 6 of Part II of the Form 10-Q in connection with the Confidential Treatment Request filed with that exhibit. Confidential treatment has been requested from the Securities and Exchange Commission for certain portions of Exhibit 10.1.
This Amendment No. 1 only affects Item 6 of Part II of the Form 10-Q and does not otherwise change or update the disclosures or financial information set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

PART II. OTHER INFORMATION

ITEM 6. Exhibits.

Exhibit Number	Description

10.1†	Asset Purchase Agreement between Ericsson Inc. and Calix, Inc., dated August 20, 2012.

10.2*
Calix, Inc. Non-Employee Director Cash Compensation Policy, effective January 1, 2012 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on November 2, 2012 (File No. 001-34674) and incorporated by reference herein).

31.1
Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to Calix’s Form 10-Q filed with the SEC on November 2, 2012 (File No. 001-34674) and incorporated by reference herein).

31.2
Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to Calix’s Form 10-Q filed with the SEC on November 2, 2012 (File No. 001-34674) and incorporated by reference herein).

31.3	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20022 (filed as Exhibit 32.1 to Calix’s Form 10-Q filed with the SEC on November 2, 2012 (File No. 001-34674) and incorporated by reference herein).

101.INS **	XBRL Instance Document (filed as Exhibit 101.INS to Calix’s Form 10-Q filed with the SEC on November 2, 2012 (File No. 001-34674) and incorporated by reference herein).

101.SCH **	XBRL Taxonomy Extension Schema Document (filed as Exhibit 101.SCH to Calix’s Form 10-Q filed with the SEC on November 2, 2012 (File No. 001-34674) and incorporated by reference herein).

101.CAL **	Taxonomy Extension Calculation Linkbase Document (filed as Exhibit 101.CAL to Calix’s Form 10-Q filed with the SEC on November 2, 2012 (File No. 001-34674) and incorporated by reference herein).

101.DEF **	Taxonomy Extension Definition Linkbase Document (filed as Exhibit 101.DEF to Calix’s Form 10-Q filed with the SEC on November 2, 2012 (File No. 001-34674) and incorporated by reference herein).

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document (filed as Exhibit 101.LAB to Calix’s Form 10-Q filed with the SEC on November 2, 2012 (File No. 001-34674) and incorporated by reference herein).

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document (filed as Exhibit 101.PRE to Calix’s Form 10-Q filed with the SEC on November 2, 2012 (File No. 001-34674) and incorporated by reference herein).

†	Confidential treatment has been requested for portions of this agreement.
*	Indicates management compensatory plan, contract or arrangement.
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

CALIX, INC. (Registrant)

Dated:	December 18, 2012	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Dated:	December 18, 2012	By:	/s/ Michael Ashby
Michael Ashby
Chief Financial Officer (Principal Financial Officer)