Form 10-K
period 2012-12-31
CALIX, INC
filed 2013-02-22
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-34674

Calix, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0438710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1035 N. McDowell Blvd. Petaluma, California (Address of Principal Executive Offices)	94954 (Zip Code)
Registrant’s telephone number, including area code (707) 766-3000 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.025 par value	The New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
(Title of class)
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes:  ☐    No:  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes:  ☐    No:  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting Company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange on June 29, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $325,447,629. Shares held by each executive officer, director and by each other person (if any) who owns more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 14, 2013, the number of shares of the registrant’s common stock outstanding was 48,912,031.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2013 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

Calix, Inc.
Form 10-K

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
Forward-looking statements involve a number of risks, uncertainties and assumptions, and actual results or events may differ materially from those projected or implied in those statements. Important factors that could cause such differences include, but are not limited to:

•	our ability to predict our revenue and plan our expenses appropriately;
•	the capital spending patterns of communications service providers ("CSPs"), and any decrease or delay in capital spending by CSPs due to economic, regulatory or other reasons;
•	the impact of government-sponsored programs on our customers;
•	intense competition;
•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;
•	our ability to achieve market acceptance of our products and CSPs’ willingness to deploy our new products;
•	the concentration of our customer base;
•	the length and unpredictability of our sales cycles;
•	our focus on CSPs with limited revenue potential;
•	our lack of long-term, committed-volume purchase contracts with our customers;
•	our ability to increase our sales to larger North American as well as international CSPs;
•	our exposure to the credit risks of our customers;
•	fluctuations in our gross margin;
•	the interoperability of our products with CSP networks;
•	our dependence on sole and limited source suppliers;
•	our ability to manage our relationships with our contract manufacturers;
•	our ability to forecast our manufacturing requirements and manage our inventory;
•	our products’ compliance with industry standards;
•	our ability to expand our international operations;
•	our inability to recruit or retain appropriate resellers may reduce our sales and thus harm our business;
•	the ability to address and resolve risks related to acquisitions;
•	our ability to protect our intellectual property and the cost of doing so;
•	the quality of our products, including any undetected hardware errors or bugs in our software;
•	our ability to estimate future warranty obligations due to product failure rates;
•	our ability to obtain necessary third-party technology licenses;
•	any obligation to issue performance bonds to satisfy requirements under the U.S. Department of Agriculture’s Rural Utility Service ("RUS"), contracts;
•	the attraction and retention of qualified employees and key personnel;
•	our ability to build and sustain the proper technology infrastructure; and
•	our ability to maintain proper and effective internal controls.
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

PART I

ITEM 1.    Business
Overview
Calix (together with its subsidiaries, “Calix,” the “Company,” “our,” “we,” or “us”) was incorporated in August 1999, and is a Delaware corporation. We are a leading provider in North America of broadband communications access systems and software for fiber- and copper-based network architectures that enable communications service providers ("CSPs"), to transform their networks and connect to their residential and business subscribers. We enable CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. We focus solely on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. We develop and sell carrier-class hardware and software products, which we refer to as the Unified Access portfolio that are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively.
Our Unified Access portfolio consists of four core platforms and/or nodes, the B6 Ethernet service access nodes ("B-Series nodes"), the C7 multiservice, multiprotocol access platform ("C-Series platform"), the E-Series Ethernet service access platforms and nodes ("E-Series platforms and nodes"), and the BLM1500 gigabit passive optical network ("GPON") access terminal. These platforms, nodes, and terminals are complemented by the P-Series and T-Series optical network terminals ("ONTs") and residential gateways ("RGs"), and the Calix Management System ("CMS"), Entriview element management software, and Compass suite of value-added software applications. Our broad and comprehensive portfolio serves the CSP network from the central office or data center to the subscriber premises and enables CSPs to deliver both basic voice and data and advanced broadband services over legacy and next-generation access networks. These packet-based platforms enable CSPs to rapidly introduce new revenue-generating services, while minimizing the capital and operational costs of CSP networks. The Unified Access portfolio allows CSPs to evolve their networks and service delivery capabilities at a pace that balances their financial, competitive and technology needs.
We believe that the rapid growth of Internet and data traffic, introduction of bandwidth-intensive advanced broadband services, such as high-speed Internet, Internet protocol television ("IPTV"), mobile broadband, high-definition video, and online gaming, and the increasingly competitive market for residential and business subscribers are driving CSPs to invest in and upgrade their access networks. We also believe that CSPs will gradually transform their access networks to deliver these advanced broadband services over fiber-based networks, thereby preparing networks for continued bandwidth growth, the introduction of new services and more cost-effective operations. During this time, CSPs will increasingly deploy new fiber-based network infrastructure to enable this transition while continuing to support basic voice and data services over legacy networks. Our portfolio is designed to enable this evolution of the access network efficiently and flexibly.
We market our access systems and software to CSPs globally through our direct sales force as well as a limited number of resellers. As of December 31, 2012, over sixteen million ports of our Unified Access portfolio have been deployed at more than 1,150 CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. In addition, we have over 425 commercial video customers and have enabled over 750 customers to deploy gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
We have a single reporting segment. Additional information about geographic areas required by this item is incorporated herein by reference to Note 12, “Segment Information” of the Notes to Consolidated Financial Statements of this Form 10-K.
Industry Background
CSPs compete in a rapidly changing market to deliver a range of voice, data and video services to their residential and business subscribers. CSPs include wireline and wireless service providers, cable multiple system operators ("MSOs"), electrical cooperatives, and municipalities. The rise in Internet-enabled communications has created an environment in which CSPs are competing to deliver voice, data and video offerings to their subscribers across fixed and mobile networks. Residential and business subscribers now have the opportunity to purchase an array of services such as basic voice and data as well as advanced broadband services such as high-speed Internet, IPTV, mobile broadband, high-definition video and online gaming from a variety of CSPs. The rapid growth in new services is generating increased network traffic.
For example, Cisco Systems, Inc. estimates that global IP traffic will grow at a compound annual growth rate of 32% per year from 2010 to reach approximately 80.5 exabytes per month in 2015. We believe that increased network traffic will be largely driven by video applications, which is expected to account for over 90% of global consumer traffic by 2015. CSPs are also broadening their offerings of bandwidth-intensive advanced broadband services, while maintaining support for their widely utilized basic voice and data services. CSPs are being driven to evolve their access networks to enable cost-effective delivery of a broad range of services demanded by their subscribers.
With strong subscriber demand for low latency and bandwidth-intensive applications, CSPs are seeking to offer new services, realize new revenue streams, build out new infrastructure and differentiate themselves from their competitors. CSPs typically compete on their cost to acquire and retain subscribers, the quality of their service offerings and the cost to deploy and operate their networks. In the past, CSPs offered different solutions delivered over distinct networks designed for specific services and were generally not in direct competition. For example, traditional wireline service providers provided voice services whereas cable MSOs delivered cable television services. Currently, CSPs are increasingly offering services that leverage Internet protocol ("IP"), thereby enabling CSPs of all types to offer a comprehensive bundle of IP-based voice, data and video services to their subscribers. This has increased the level of competition among CSPs as wireline and wireless service providers, cable MSOs and other CSPs can all compete for the same residential and business subscribers using similar types of IP-based services.

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
Governments around the world recognize the importance of expanding broadband networks and delivering advanced broadband services to more people and businesses. For example, in February 2009, the U.S. government passed the American Recovery and Reinvestment Act ("ARRA"), which set aside approximately $7.2 billion as Broadband Stimulus funds for widening the reach of broadband access across the United States, a portion of which includes broadband access equipment. These funds, distributed in the form of grants, loans and loan guarantees, primarily target wireline and wireless service providers operating in rural, unserved and underserved areas in the United States. Many CSPs have actively pursued stimulus funds and have submitted various proposals to receive assistance for their broadband access infrastructure projects. Awards for these projects have been issued between December 2009 and September 2010. The timetable for completion of funded projects varies between the two agencies administering the awards. Projects funded under the Broadband Technology Opportunities Program ("BTOP"), which is administered by the National Telecommunications and Information Administration ("NTIA"), must be completed by September 30, 2013. Projects funded under the Broadband Initiatives Program ("BIP"), which is administered by the Rural Utilities Service, must be completed by June 30, 2015.
Limitations of Traditional Access Networks
CSPs rely on the capabilities and quality of their access networks to sustain their business and relationships with their subscribers. In the past, subscribers had little influence over the types of services provided by CSPs. Today, subscribers can be more selective among CSPs and they are increasingly demanding advanced broadband services in addition to basic voice and data services. In general, access networks are highly capital intensive and CSPs have historically upgraded capacity as technology and subscriber demands on their networks changed. We believe CSPs will increasingly integrate fiber-and Ethernet-based access networks to enable the delivery of more advanced broadband services at a lower cost while at the same time enabling the continued delivery of basic voice and data services. Thus far, CSPs have taken an incremental approach to capacity upgrades in their access networks. As a result CSPs face multiple challenges concerning their access networks, business models and service delivery capabilities, including:

•
A Complex Patchwork of Networks and Technologies—In order to upgrade their access networks CSPs have typically added networks for new residential or business services that they deliver, such as digital subscriber line ("DSL"), data over cable service interface specification ("DOCSIS"), GPON or Gigabit Ethernet on top of existing networks. This led to an overbuild of access technologies and an unnecessarily complex patchwork of physical connections between the central office and the subscriber. In addition, CSPs have generally begun to expand the penetration of fiber into their access networks, thereby shortening the length of the subscriber connection through other lower bandwidth media types (such as copper-based or coaxial cable-based networks). CSPs have also attempted to evolve their access networks to enable more efficient packet-based services by adding Ethernet protocols on top of existing asynchronous transfer mode ("ATM"), and DSL protocols. In addition, CSPs have often deployed separate equipment to facilitate the delivery of Synchronous Optical Networking ("SONET"), Gigabit Ethernet and 10 Gigabit Ethernet transport, which connects CSP central offices with their access networks, further increasing the complexity and the cost of their networks. This approach has left most CSPs with disparate architectures, features, functions and capabilities in different parts of their networks. This increasingly complex, patchwork approach to deploying access networks and delivering new services to their subscribers has created potential complications for CSPs within their access networks. These potential complications limit data transmission capability, increase the cost of operation and maintenance and can negatively impact the subscriber experience.

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

•
Expensive to Deploy and Operate—As a result of deploying multiple networks with discrete functions, legacy access networks require a wide variety of equipment to be installed, maintained and ultimately replaced, thereby placing a significant and recurring capital and operating expense burden on the CSP. Once installed, this equipment occupies valuable space inside a central office (increasingly referred to as a data center by CSPs), requires frequent labor-intensive maintenance and consumes meaningful amounts of power. Moreover, the lack of integration across protocols and fiber- and copper-based network architectures negatively impacts network performance. Inferior network performance diminishes the subscriber experience and increases network operating costs by increasing service calls, the number of required support staff and the frequency of equipment upgrades and replacements. As broadband network availability and quality are becoming more critical to subscribers, lack of network reliability can be materially disruptive, expensive and ultimately increase subscriber churn, thereby negatively impacting the CSP’s business.

Given these limitations of legacy access networks, we believe CSPs will increasingly emphasize fiber- and Ethernet-based technologies in their access networks thereby enabling the rapid, cost-effective deployment of advanced broadband services. Such technologies reduce overhead expenses, simplify network architectures and seamlessly integrate legacy and next-generation networks. We therefore believe that successful CSPs will be those that evolve from providing basic subscriber connectivity to providing the most relevant services and subscriber experience.
The Calix Solution
We are a leading provider in North America of broadband communications access systems and software for fiber- and copper-based network architectures that enable CSPs to connect to their residential and business subscribers. Our Unified Access Infrastructure portfolio enables CSPs to quickly meet subscriber demands for both basic voice and data as well as advanced broadband services, while providing CSPs with the flexibility to optimize and transform their networks at a pace that balances their financial, competitive and technology needs. Our systems and software leverage packet-based technologies that enable CSPs to offer a wide range of revenue-generating services, from basic voice and data to advanced broadband services regardless of protocol or network connection media. Our Unified Access Infrastructure portfolio consists of our B-Series nodes, our C-Series platform, our E-Series platforms and nodes, and the BLM1500 gigabit passive optical network access terminal. These platforms, nodes, and terminals are complemented by the P-Series and T-Series optical network terminals and residential gateways, the CMS, Entriview element management software, and the Compass suite of value-added software applications.
We believe that our Unified Access portfolio of network and premises-based solutions provides the following benefits to CSPs:
• Single Unified Access Network for Basic and Advanced Services - Our Unified Access portfolio allows for a broad range of subscriber services to be provisioned and delivered over a single unified network. These systems can deliver basic voice and data, advanced broadband services, including high-speed Internet, IPTV, mobile broadband, high-definition video and online gaming, as well as integrated transport within our Unified Access portfolio, all of which can be monitored and managed by CMS. The newly acquired BLM1500 terminals and its management system, Entriview, are currently being integrated with CMS. In addition, our systems can be deployed in both small and large form factors across multiple deployment scenarios depending on subscriber proximity and service requirements. Our multiservice approach allows CSPs to utilize their legacy access networks during the course of their equipment upgrade and network migration, saving them time and money in delivering both basic voice and data and advanced broadband services.
• High Capacity and Operational Efficiency - Our Unified Access portfolio is designed to facilitate the evolution of CSP access networks to fiber- and Ethernet-based network architectures. Our portfolio includes platforms that exceed the capacity of the products of our most direct competitors. Our platforms are designed and optimized for fiber- and copper-based network architectures. We also have a broad portfolio of feature-rich fiber ONTs that serve as the on-premises gateways for new services to subscribers. Our extended reach GPON offers our customers greater capacity and operational efficiencies, including the ability to reach subscribers further away from a CSP’s central office, thereby also allowing CSPs to consolidate multiple central offices and further reduce operating expense. Furthermore, our ONTs auto-detect fiber access technologies supporting both GPON and point-to-point Gigabit Ethernet and provide CSPs additional cost and management efficiencies.
• Highly Flexible Technology Solutions - Our Unified Access portfolio enables CSPs to utilize legacy access network infrastructure during their migration towards fiber- and Ethernet-based access networks. Our portfolio supports multiple protocols, different form factors and modular options optimized for a variety of installation locations and environments and multiple services delivered over fiber- and copper-based network architectures.
• Seamless Transition to Advanced Services - Our Unified Access portfolio enables CSPs to better manage the evolution of their access networks by transitioning the delivery of basic voice and data services to advanced broadband services. Our C-Series platform supports ongoing demand for basic voice and data services and facilitates a seamless and controlled migration to IP-based services. For CSPs without legacy network constraints, our B-Series nodes and E-Series platforms, and our BLM1500 terminals allow CSPs to deploy advanced broadband services rapidly and cost effectively to their subscribers.
• Highly Reliable and Purpose-Built Solutions for Demands of Access - Our Unified Access portfolio is designed for high availability and purpose-built for the demands of access network deployments. Our carrier-class products are predominantly environmentally hardened and field-tested to be capable of withstanding harsh environmental conditions, including temperatures between -40 and 65 degrees Celsius, extremely dry or wet conditions and physical abuse. Our access systems are built and tested to meet or exceed network equipment-building system standards, which are a set of safety, spatial and environmental design guidelines for telecommunications equipment. Our products are highly compatible and designed to be easily integrated into the existing operational and management infrastructure of CSP access networks. Our portfolio can be deployed in multiple form factors and power configurations to address a wide range of deployment scenarios influenced by space and power constraints.
• Compelling Customer Value Proposition - We believe our Unified Access portfolio offers CSPs a compelling value proposition. Our portfolio provides CSPs the flexibility to upgrade their networks over time, reduce operational costs and maximize their return on capital expenditures. Our packet-based platforms enable CSPs to offer new services more quickly and generate new revenue opportunities. We believe the interoperability and compatibility of our portfolio reduces the complexity and cost of managing CSP networks.
Our Strategy
Our Unified Access portfolio enables the delivery of basic voice and data and advanced broadband services, across multiple protocols and form factors over fiber- and copper-based network architectures. Our objective is to leverage our Unified Access portfolio to become the leading supplier of access systems and software that enable CSPs to transform their networks and business models to meet the changing demands of their subscribers. The principal elements of our strategy are:
• Continue Our Sole Focus on Access Systems and Software - Our dedicated focus on access has been an important driver of our success with our customers. We believe our focus has allowed us to develop innovative access systems and a highly efficient service and deployment model that have been widely implemented by CSPs. Virtually all of our large competitors in the access market devote some percentage of their resources to products outside of the access network, and in some cases, products not even designed for CSPs. We intend to continue to focus our efforts on the access market, which we believe will enable us to continue to deliver compelling, timely and innovative access solutions to CSPs.
• Continue to Enable our Customers to Transform Their Networks and Business Models - We believe that residential and business subscribers are pressuring CSPs to expand their offerings through the delivery of superior subscriber experiences. In response, CSPs need to transform their networks and business models by rapidly provisioning new services while minimizing the capital and operational costs of their networks. We believe our Unified Access portfolio enables CSPs to introduce new revenue-generating services as demanded by their subscribers.
• Continue to Engage Directly with Customers - We operate a differentiated business model focused on aligning with our customers, predominantly through direct engagement, service and support. Our direct customer engagement model allows us to target our sales resources as well as align our product development efforts closely to our customers' needs. Our direct engagement model is a key differentiator for our business and is critical to our continued market leadership. Although we do utilize resellers in some markets, particularly in international markets, our practice is to sell along-side the reseller and maintain the benefits of a close customer relationship.
• Leverage our Growing Customer Footprint - As of December 31, 2012, over sixteen million ports of our Unified Access portfolio have been deployed at more than 1,150 CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. This footprint provides us with the opportunity to sell additional components of our Unified Access portfolio to existing customers. For example, the vast majority of our existing customers have purchased additional line cards and other products from us after their initial purchase. We have also demonstrated that our footprint, combined with the flexibility of our portfolio, gives us incumbency benefits to sell complementary or new offerings in the future. For instance, within three quarters of the introduction of our first E7 platform in the first quarter of 2010, we had exceeded 150 of our customers having purchased E7 platforms-the majority of whom already were deploying our B-Series nodes or C-Series platforms to deliver complementary services to their subscribers.
• Expand Deliberately into New Market and Applications - We believe that a disciplined approach to targeting markets and applications is critical to our long-term success. For example, we initially focused on rural ILECs and have achieved an industry leadership position as the majority of U.S. Independent Operating Companies ("IOCs"), have deployed our access systems and software. We have also recently entered new geographic markets, including Africa, Asia, Australia, Europe, and Latin America. These deployments complement our now significant deployments in Canada and the Caribbean. We will continue our disciplined approach of targeting new markets and applications in which we believe our products will rapidly gain customer adoption. For example, we are targeting additional markets for our fiber access solutions, including the mobile backhaul and cable business services markets.
• Pursue Strategic Relationships, Alliances and Acquisitions - We intend to continue to pursue strategic technology and distribution relationships, alliances and acquisitions that align us with CSPs' strategic direction to increase revenue-generating services while reducing the cost to deploy and operate their access networks. We believe these relationships, alliances and acquisitions will allow us to grow our footprint and enhance our ability to sell our access systems and software. We developed and invested in the Calix Compatible Program to assure interoperability across the ecosystem of the majority of vendors critical for implementing and delivering new advanced broadband services. This program has approximately 67 technology members to date and enables our customers to rapidly deploy proven solutions in their access networks. We work with Ericsson Inc. (“Ericsson”) and Juniper Networks, Inc. to provide advanced broadband solutions globally and have partnered with Microsoft to ensure successful interoperation between our products and its Mediaroom IPTV application. In addition, our acquisitions of Optical Solutions, Inc. ("OSI") in 2006 and Occam Networks, Inc. ("Occam") in 2011, and our acquisition of fiber access assets from Ericsson in November 2012, have provided us with leading copper and fiber access technologies that have been integrated into our Unified Access portfolio.
Acquisition of Ericsson's Fiber Access Assets ("EFAA Acquisition")
On November 2, 2012, we acquired the fiber access assets of Ericsson, including the Ericsson EDA 1500 GPON solution and its complementary ONT portfolio, under an Asset Purchase Agreement that we entered into on August 20, 2012. Total consideration for the purchase was $12.0 million in cash. As a result of this acquisition, Calix hired 50 U.S.-based employees of Ericsson, and transitioned ongoing support of the acquired products from Ericsson to Calix.
We expect this acquisition to deliver powerful new complements to our industry-leading Unified Access portfolio. In connection with this acquisition, Calix and Ericsson also signed a non-exclusive global reseller agreement, under which Calix will become Ericsson's preferred global partner for broadband access applications. We expect this partnership to provide Calix with an extensive new global reseller channel, and we believe our acquisition of Ericsson's fiber access portfolio delivers powerful new complements to our industry-leading Unified Access portfolio. We believe this partnership will also provide Ericsson's existing fiber access customers with world-class support and maintenance, and an expanded portfolio of access systems and software from a leading company totally focused on access.
Customers
We operate a differentiated customer engagement model that focuses on direct alignment with our customers through sales, service and support. In order to allocate our product development and sales efforts efficiently, we believe that it is critical to target markets, customers and applications deliberately. We have traditionally targeted CSPs, which own, build and upgrade their own access networks and which also value strong relationships with their access systems and software suppliers.
As of December 31, 2012, we had more than 1,150 customers, the majority of which are based in the United States. The U.S. ILEC market is composed of three distinct “tiers” of carriers, which we categorize based on their subscriber line counts and geographic coverage. Tier 1 CSPs are very large with wide geographic footprints. They have greater than five million subscriber lines and they generally correspond with the former Regional Bell Operating Companies. Tier 2 CSPs also operate typically within a wide geographic footprint, but are smaller in scale, with subscriber lines that range from approximately half a million subscriber lines to approximately five million subscriber lines. Their service coverage areas are predominantly regional in scope and therefore are often known as Regional Local Exchange Carriers ("RLECs"). Tier 3 CSPs consist of over 1,000 predominantly local operators typically focused on a single or a cluster of communities. Often called IOCs, they range in size from a few hundred to approximately half a million subscriber lines. Because of similarities in subscriber line size and focused market footprint, we typically include Competitive Local Exchange Carriers and municipalities in this market segment.
To date, we have focused primarily on CSPs in the North American market. Our existing customers' networks serve over 100 million subscriber lines. A representative Tier 1 customer is CenturyLink, Inc. ("CenturyLink"). Representative Tier 2 customers include Frontier, Windstream Corp., Fairpoint, and TDS Telecommunications Corporation. Our Tier 3 CSP customers have historically accounted for a large percentage of our sales. We also serve new entrants to the access services market who are building their own access networks, including cable MSOs, such as Cox Communications, and municipalities. Moreover, we have entered new geographic markets, such as Africa, Asia, Australia, Europe, and Latin America that complement our significant market presence in Canada and the Caribbean. We anticipate that we will continue to target CSPs globally as part of our expansion strategy.
We have a few large customers who have represented a significant portion of our sales in any given period. In 2012, 2011, and 2010, we had one such customer, CenturyLink, who accounted for 21%, 20%, and 29% of our revenue, respectively.
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
Sales to customers outside of the United States represented approximately 7%, 6%, and 15% of our revenues for the years ended December 31, 2012, 2011, and 2010, respectively. To date, our sales outside of the United States have predominantly been to customers in Canada and the Caribbean.
Customer Engagement Model
We market and sell our access systems and software predominantly through our direct sales force, supported by marketing and product management personnel, although we have recently expanded this model to include resellers both in North America and globally, including a global reseller relationship with Ericsson. Our sales effort is organized either by named accounts or regional responsibilities. Account teams comprise sales managers, supported by sales engineers and account managers, who work to target and sell to existing and prospective CSPs. The sales process includes analyzing their existing networks and identifying how they can utilize our products within their networks. We also offer advice regarding eligibility and also support proposals to the appropriate agencies when we are a material supplier. Even in circumstances where a reseller is involved, our sales and marketing personnel are often selling side-by-side with the reseller. We believe that our direct customer engagement approach provides us with significant differentiation in the customer sales process by aligning us more closely with our customers' changing needs.

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
Our U.S.-based technical support organization offers support 24 hours a day, seven days a week. With an active Calix Advantage agreement, customers receive a license to CMS, access to telephone support and online technical information, software product upgrades and maintenance releases, advance return materials authorization and on-site support, if necessary. Calix Advantage agreement are renewable on an annual basis. Most of our customers renew their Calix Advantage agreement. In addition, we offer extended warranty services for our products in one to five-year durations, which include the right to warranty coverage beyond the standard warranty period. For customers not under a Calix Advantage agreement or who have not purchased extended warranty services, product support and warranty services are provided for a fee on a per-incident basis.
Products and Technology
We develop, sell and support carrier-class hardware and software products, which we refer to as our Unified Access portfolio. Our Unified Access portfolio enables CSPs to deliver both basic voice and data and advanced broadband services over legacy and next-generation access networks. Our Unified Access portfolio consists of the following key features:
• Broad Product Offering — We offer a comprehensive portfolio of access systems and software that is deployed in the portion of the network that extends from the data center, central office, or similar facilities to a subscriber's premises. We sell our access systems in a variety of form factors, modular options and configurations that are important to CSPs. Our network-based products include our B-Series nodes, which provides multiservice over Ethernet via distributed nodes, our C-Series platform, which is our multiservice, multiprotocol access platform, and our Ethernet-focused E-Series platforms, which provide cost-effective, flexible service delivery of IP-based services. Our premises-based offering consists of our P-Series and T-Series ONTs and residential gateways, which are deployed in combination with our B-Series, C-Series and E-Series platforms and nodes, as well as the BLM1500 terminal. We offer an extensive line of ONTs and residential gateways to enable our customers to connect to their subscribers across a diverse set of form factors, protocols and functionality requirements.
• Multiservice and Multiprotocol — We develop our products and an extensive offering of service interfaces to ensure CSPs can connect to their subscribers to enable the delivery of basic voice and data or advanced broadband services over fiber- and copper-based network architectures regardless of protocol. Our C-Series platform also enables CSPs to integrate IP and legacy protocols as well as the integration of fiber- and copper-based connectivity in a single chassis. In doing so, the C-Series platform allows CSPs to evolve their access infrastructures over time. Our B-Series nodes and E-Series platforms and nodes are multiservice but focus solely on Ethernet. Our B-Series nodes are focused on CSPs using Ethernet over copper and fiber and a distributed architecture to transform their networks. Our E-Series platforms and nodes are well suited for CSPs who are using Ethernet to transform their networks. Our B-Series, C-Series, and E-Series platforms and nodes are often, but not required to be, deployed together so that the C-Series platform can act as a protocol gateway for our B-Series and E-Series platforms and nodes.
• Common Operating System Kernel — All of our access systems are interoperable and are designed to be easily deployed and managed together as a single, unified access network. The C7, E7 and the E5-400 utilize a common Ethernet kernel, which we refer to as the Ethernet eXtensible Architecture ("EXA"), which was developed based on industry standard protocols and focused on the needs of the access network. Because our core platforms leverage this common operating system kernel, we can develop, test and introduce new access systems and software rapidly, and enable our customers to deploy advanced broadband services at their desired pace.
• Unified Network Management — Our CMS is server-based network management software capable of overseeing and managing multiple B-Series, C-Series, and E-Series networks. In addition, CMS performs all provisioning, maintenance and troubleshooting operations across disparate access technologies and networks through a common user interface. This enables CSPs to manage and unify the various elements of our Unified Access portfolio as a single, scalable platform. CMS is often integrated by our customers with their back-office systems for billing and provisioning. Entriview, the element management system for the BLM1500, is in the process of being integrated with CMS.
Our Unified Access portfolio allows CSPs to transform their legacy and mixed protocol access networks to fiber and Ethernet over time. CSPs often deploy our B-Series nodes, C-Series, and/or E-Series platforms, and our BLM1500 together in data centers, central offices, or similar facilities to interconnect data centers and central offices. Our C-Series platform can act as a protocol gateway when deployed with our B-Series and E-Series platforms and nodes. Our B-Series and E-Series platforms and nodes can be deployed either in data centers, central offices, remote network locations, existing cabinets or in customer premises locations depending upon the CSP's requirements. All of our B-Series, C-Series and E-Series platforms and nodes interoperate with and can terminate network traffic from our P-Series ONTs. Calix is working towards having the recently acquired BLM1500 terminals interoperable with E-Series platforms, and able to support some P-Series ONTs and residential gateways.
A graphic representation of how the various components of our Unified Access portfolio work together is shown in the network diagram below:
The graphic above depicts how a CSP might deploy our Unified Access portfolio in a CSP network. The network is divided into five segments: (1) the routed core network, (2) the data center / central office, (3) the remote terminal, (4) the node and (5) the subscriber, business or multi-dwelling unit ("MDU"), premises. First, voice, video or data content is aggregated by a router in the network core and transferred to a B6, C7, or E7. The content is then sent around a redundant Ethernet transport ring, which operates using the 10 Gigabit Ethernet or Gigabit Ethernet standard. The ring consists of a variety of Calix access platforms or nodes, including the B6, C7, the E7 and the E5-400, each of which may be located in other central offices or in remote terminal locations closer to subscribers. Content can be pulled from any one of these locations and delivered either to a Calix platform located at a remote node or directly to a subscriber premises. In the case where content is delivered to another Calix platform, the content can be delivered over a variety of fiber-based technologies, such as 10 Gigabit Ethernet, Gigabit Ethernet or multiple Gigabit Ethernet, or NxGE. Delivery to the subscriber premises over fiber or copper transmission lines is the final part of the access network. Delivery over fiber lines uses GPON, point-to-point Ethernet services, and delivery over copper lines uses DSL services or plain old telephone service ("POTS"). Our CMS manages all aspects of the Unified Access portfolio and supports features that allow remote management of equipment across the network, including equipment at the subscriber premises. The BLM1500 terminals and T-Series ONTs and residential gateways (not pictured) currently operate independent of the other Unified Access portfolio systems and are managed via the Entriview element management system, although we plan to enable them to interoperate with E-Series platforms and nodes and some P-Series ONTs and residential gateways, as well as CMS, in the future.
Calix B-Series Ethernet Service Access Nodes
Our B-Series Ethernet service access nodes consist of chassis-based nodes that are designed to support an array of advanced IP-based services offered by CSPs. Our B-Series nodes are designed to be carrier-class and enable CSPs to implement advanced Ethernet transport and aggregation, as well as voice, data and video services over both fiber- and copper-based network architectures. Our B-Series nodes are environmentally hardened and can be deployed in a variety of network locations, including data centers, central offices, remote terminals, video headends and co-location facilities. In addition, due to the small size of some of our B-Series nodes, many can be installed in confined locations such as remote nodes and multi-dwelling units. As such, many of our B-Series nodes can be deployed in most competitor and other third-party cabinets, or as stand-alone sealed nodes in our access network. Our B-Series nodes are managed using our CMS and can be deployed in conjunction with our C-Series and E-Series platforms as well as our P-Series ONTs. We believe the deployment flexibility and Ethernet focus of our B-Series nodes make them well suited for CSPs extending Ethernet services and fiber closer to the subscriber premises.

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
• High Capacity and Reliability—Our B-Series nodes have high data throughput capacity and are designed to meet the demanding bandwidth and low latency requirements of advanced broadband services for residential and business subscribers. Our B-Series nodes support a range of transport options from multiple 10 Gigabit Ethernet uplinks in each chassis down to redundant Gigabit Ethernet ports. The distributed intelligence of the B6s supports 10 gigabits per second in each deployed line card. The B6s also support T1 circuit emulation and are designed to be Metro Ethernet Forum (MEF 9 and MEF 14) compliant and to meet Network Equipment-Building System ("NEBS") requirements.
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
The following pictures depict the B-Series nodes:
Calix C-Series Multiservice, Multiprotocol Access Platform
Our C7 multiservice, multiprotocol access platform ("C-Series platform"), is designed to support a wide array of basic voice and data services offered by CSPs, while also supporting advanced, high-speed, packet-based services such as Gigabit Ethernet, GPON and DSL (including very high-speed digital subscriber line 2 ("VDSL2"), and asymmetrical digital subscriber line 2+ ("ADSL2+") and advanced applications like IPTV. In so doing, our C-Series platform facilitates network transformation by integrating the functions required to transport and deliver voice, data and video services over both fiber- and copper-based network architectures. Our C-Series platform is a chassis-based product with 23 line card slots, three of which are used for common logic, switching fabric and uplinks, with the remaining 20 slots available for any service interface card we offer. Our C-Series platform is managed using our CMS. Our high-capacity C-Series platform is flexible and is designed to be deployed in a variety of locations, including data centers, central offices, remote terminals, video headends and co-location facilities. Our C-Series platform leverages a common operating system kernel, the EXA, that it shares with most of our E-Series Ethernet service access platforms and nodes ("E-Series platforms and nodes"), allowing for common provisioning and facilitated platform interoperability. The multiprotocol and integrated transport capabilities of our C-Series platform allow it to be deployed as an aggregation or gateway device for our B-Series and E-Series platforms and nodes and P-Series ONTs.
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
• Reduced Risk of Technological Obsolescence—As new services and technologies are introduced to the network, our flexible C-Series architecture allows CSPs to add or swap line cards to introduce new functionality into the access system. New services such as IPTV and voice-over-Internet-protocol require new features like Internet Group Management Protocol channel change processing and protocol gateway support, which can easily be added without substantial changes to existing equipment. As a result, equipment purchased by CSPs can have longer useful lives, which can reduce CSPs’ capital expenditures. The C7 can also support IPTV.
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
The following pictures depict the C-Series platform and sample line cards:

Calix E-Series Ethernet Service Access Platforms and Nodes
Our E-Series Ethernet service access platforms and Ethernet service access nodes ("E-Series platforms and nodes"), consist of chassis-based platforms as well as fixed form factor nodes that are designed to support an array of advanced IP-based services offered by CSPs. Our E-Series platforms and nodes are designed to be carrier-class and enable CSPs to implement advanced Ethernet transport and aggregation, as well as voice, data and video services over both fiber- and copper-based network architectures. Our E-Series platforms and nodes are environmentally hardened and can be deployed in a variety of network locations, including data centers, central offices, remote terminals, video headends and co-location facilities. In addition, due to the small size of many of our E-Series platforms, most can be installed in confined locations such as remote nodes and multi-dwelling units. As such, many of our E-Series platforms and nodes can be deployed in most competitor and other third-party cabinets, or as stand-alone sealed nodes in our access network. Our E-Series platforms and nodes are managed using our CMS and can be deployed in conjunction with our B-Series nodes, C-Series platform, and P-Series ONTs and residential gateways. We believe the deployment flexibility and Ethernet focus of our E-Series platforms and nodes make them well suited for CSPs extending Ethernet services and fiber closer to the subscriber premises.
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

The following pictures depict the E-Series platforms and nodes:
Calix BLM1500 Gigabit Passive Optical Network Access Terminals
Our BLM1500 GPON access terminals are chassis-based systems that are designed to support an array of advanced IP-based services offered by CSPs. Our BLM1500 terminals are designed to be carrier-class and enable CSPs to implement advanced services such as voice, data and video services over fiber-based network architectures. Our BLM1500 terminals are deployed in data centers and central offices and are managed using our Entriview element management system. Our T-Series ONTs and residential gateways are deployed with the BLM1500 terminals. We believe the GPON and Ethernet focus of our BLM1500 terminals make them well suited for CSPs building large, carrier-class fiber access network. We launched our BLM1500 terminals in November 2012, following our acquisition of Ericsson's EDA 1500 GPON technology.
Our BLM1500 is a 17 rack unit chassis with two common control card slots and 18 service line card slots. Our BLM1500s deliver GPON-based Ethernet services over fiber. Key technology differentiators of the BLM1500 terminals are:
• Multiservice over Ethernet—Our BLM1500 terminals enable CSPs to offer high bandwidth, advanced broadband and low latency GPON services across Ethernet over fiber-based network architectures.
• High Capacity and Reliability—Our BLM1500 terminals have high data throughput capacity and are designed to meet the demanding bandwidth and low latency requirements of advanced broadband services for residential subscribers. Our BLM1500 supports a 320 gigabits per second backplane and houses up to 18 service line cards, including both 4-port and 8-port GPON line cards.
• Global Tier 1 Backoffice Integration—Our BLM1500 terminals and the Entriview element management system have been integrated into backoffice systems and deployed at dozens of Tier 1 CSPs globally.

The following picture depicts the BLM1500 terminals:

ERICSSON
BLM 1500
PWR ALM
1 2 3 4 5 6 7 X Y 8 9 10 11 12 13 14 15
E28
G16
FAB 3
ITG
1Gb links
10 Gb links
GPON Ports
STM-1 Ports
CRAFT
ETHER
LINE FILTER A
LINE FILTER B
PWR
-48V

Calix P-Series Optical Network Terminals and Residential Gateways
Our P-Series ONTs and residential gateways consist of a broad range of customer premises solutions, including standards-based ONTs and residential gateways, for residential and business use in conjunction with our B-Series, C-Series, and E-Series platforms and nodes. Our P-Series ONTs and residential gateways can auto-detect the bandwidth of the network and enable CSPs to change line rates and features without expensive truck rolls or hardware replacements. Our family of ONTs and residential gateways is designed to support advanced broadband services, such as IPTV, RF video, business services and mobile backhaul (including Ethernet OAM support for conformance with service level agreements). The design and flexibility of the P-Series allows CSPs to lower initial capital expenditures as well as reduce operational costs. To meet the deployment and service requirement needs of CSPs, we currently offer 40 ONT and residential gateway models available in a variety of form factors tailored to multiple deployment scenarios, including single homes, MDUs, businesses and cellular towers as illustrated below:

Calix T-Series Optical Network Terminals and Residential Gateways
Our T-Series ONTs consist of a broad range of customer premises solutions, including standards-based ONTs and residential gateways, for residential and business use with our BLM1500 terminals. Our T-Series ONTs and residential gateways are designed to support advanced broadband services, such as IPTV, high speed data, and voice services. We launched our T-Series ONTs and residential gateways in November 2012, following our acquisition of Ericsson's EDA 1500 GPON technology and its supplementary ONT portfolio.
To meet the deployment and service requirement needs of CSPs, we currently offer a variety of ONT and residential gateway models available in an array of indoor form factors as illustrated below:
Calix Management System and Entriview
Our CMS and Entriview element management systems are server-based network management software, which enables CSPs to remotely manage their access networks and scale bandwidth capacity to support advanced broadband services and video. Our CMS and Entriview systems are capable of overseeing and managing multiple standalone networks and perform all provisioning, maintenance and troubleshooting operations for these networks across our B-Series, C-Series, and E-Series platforms and nodes (CMS) and BLM1500 terminals (Entriview). Additionally, our CMS and Entriview systems are designed to scale from small networks to large, geographically dispersed networks consisting of hundreds or even thousands of our access systems. Our CMS provides an enhanced graphic user interface and delivers a detailed view and interactive control of various management functions, such as access control lists, alarm reporting and security. For very large CSPs, our CMS and Entriview systems can be used in conjunction with operational support systems to manage large, global networks with tens of millions of subscribers. Our CMS and Entriview systems are scalable to support large networks and enables integration into the other management systems of our customers. For smaller CSPs, our CMS operates as a standalone element management system, managing service provisioning and network troubleshooting for hundreds of independent C-Series and E-Series networks consisting of thousands of shelves and P-Series ONTs.
We offer CSPs a graphical user interface-based management software for provisioning and troubleshooting a service, and the capacity for bulk provisioning and reporting for thousands of elements simultaneously. Our CMS also has open application programming interfaces that allow third-party software developers to extend our functionality to include home provisioning, remote troubleshooting and applications monitoring and management. The OccamView element management system is currently used to provide management services for some B6 and 2000 family of ONT customers, however, these ONT products are being fully integrated into CMS in a coming release. The following pictures are sample screenshots illustrating CMS and Entriview functionality and variety of third-party applications:

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
Flow Analyze offers a tool that provides an in-depth view of the traffic in CSP networks on a real-time basis. This view of traffic is non-intrusive, and can be focused on a per-service, per-subscriber, per-location, and per-interface basis-both in real time and as a historical report. As a result, service providers can see what actually happened when a problem occurred in their network at any time. By monitoring subscriber usage data, as well as tracking universal subscriber identification mapping, Flow Analyze provides a low cost solution for generating monthly-usage billing reports and diagnosing subscriber complaints.
Consumer Connect enables service providers to remotely activate new broadband devices and manage home networks, creating new revenue sources, improved customer satisfaction, and reduced service delivery costs. Consumer Connect provides TR-069 ACS device management via a cloud-based software-as-a-service solution hosted by Calix, and offers such features as auto-discovery of intelligent devices within the home, auto-support of new TR-069 devices, bulk gateway maintenance, and DHCP server functionality as well as the ability to push service profiles to gateways. Consumer Connect also shares a common customer ID with Flow Analyze, allowing the applications to work closely together. Consumer connect can also provide remote customer LAN diagnostics as well as LAN visibility to help track consumer electronics trends.
The following picture is a sample screenshot and illustration of Flow Analyze and Consumer Connect functionality:

Research and Development
Continued investment in research and development is critical to our business. Our research and development team is composed of engineers with expertise in hardware, software and optics. Our team of engineers is primarily based in our Petaluma, California headquarters, the Minneapolis, Minnesota facility, the Santa Barbara and San Jose, California facilities, and the Nanjing, China facility, with additional engineers located in Acton, Massachusetts. We also outsource a portion of our software development to a team of software engineers based in Shenyang, China. Our research and development team is responsible for designing, developing and enhancing our hardware and software platforms, performing product and quality assurance testing and ensuring the compatibility of our products with third-party hardware and software products. We have made significant investments in our Unified Access portfolio. We intend to continue to dedicate significant resources to research and development and to develop new product capabilities to support the performance, scalability and management of our Unified Access portfolio. For the years ended 2012, 2011, and 2010, our research and development expenses totaled $66.7 million, $67.7 million, and $55.4 million, respectively.
Manufacturing
We work closely with third parties to manufacture and deliver our products. Our manufacturing organization consists primarily of supply chain managers, new product introduction personnel and test engineers. We outsource our manufacturing and order fulfillment and tightly integrate our supply chain management and new product introduction activities. We primarily utilize Flextronics International Ltd. ("Flextronics"), as our contract manufacturer. Our relationship with Flextronics allows us to conserve working capital, reduce product costs and minimize delivery lead times while maintaining high product quality. Generally, new product introduction occurs in Flextronics’ facilities in Milpitas, California. Once product manufacturing quality and yields reach a satisfactory level, volume production and testing of circuit board assemblies, chassis and fan trays occur in Shanghai, China. Final system and cabinet assembly and testing are performed in Flextronics’ facilities in Guadalajara, Mexico. Order fulfillment is performed by Pegasus Logistics Group in Texas. We also evaluate and utilize other vendors for various portions of our supply chain from time to time, including order fulfillment of our circuit boards. This model allows us to operate with low inventory levels while maintaining the ability to scale quickly to handle increased order volume.
Product reliability is essential for our customers, who place a premium on continuity of service for their subscribers. We perform rigorous in-house quality control testing to help ensure the reliability of our systems. Our internal manufacturing organization designs, develops and implements complex test processes to help ensure the quality and reliability of our products.
The manufacturing of our products by contract manufacturers is a complex process and involves certain risks, including the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies, and the reduced control over delivery schedules, manufacturing yields, quality and costs. As such, we may experience production problems or manufacturing delays in the future. Additionally, shortages in components that we use in our systems are possible and our ability to predict the availability of such components, some sourced from a single or limited source of supply, may be limited. Our systems include some components that are proprietary in nature and only available from a single source, as well as some components that are generally available from a number of suppliers. The lead times associated with certain components are lengthy and preclude rapid changes in product specifications or delivery schedules. In some cases, significant time would be required to establish relationships with alternate suppliers or providers of proprietary components. We generally do not have long-term contracts with component providers that guarantee the supply of components or their manufacturing services. If we experience any difficulties in managing relationships with our contract manufacturers, or any interruption in our own operations or our contract manufacturers operations or if a supplier is unable to meet our needs, we may encounter manufacturing delays that could impede our ability to meet our customers’ requirements and harm our business, operating results and financial condition. Our ability to deliver products in a timely manner to our customers would be adversely impacted materially if we needed to qualify replacements for any of the components used in our systems.
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
As of December 31, 2012, we held 72 U.S. patents and had 36 pending U.S. patent applications. Two of the U.S. patents are also covered by granted international patents, one in five countries and the other in three countries. As of December 31, 2012, we had no pending international patent applications. Patents generally have a term of twenty years from filing. As our patent portfolio has been built over time, the remaining terms on the individual patents vary. Information pertaining to our patents such as filing dates and terms is available free-of-charge at the United States Patent and Trademark Office website at www.uspto.gov.
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
• product quality;
• installation capability;
• service and support;
• scalability; and
• manufacturing capability.
We compete with a number of companies within markets that we serve and we anticipate that competition will intensify. ADTRAN, Inc., enjoys strong supplier relationships with the largest U.S. ILECs, commands the leading market share position in DSL access multiplexers, and has a broad international business. Other established suppliers with which we compete include Alcatel- Lucent S.A., Ciena Corporation, Huawei Technologies Co., Ltd., Tellabs, Inc., and ZTE Corporation. There are also a number of smaller companies with which we compete in various geographic or vertical markets, including Zhone Technologies, Inc. While most of these smaller competitors lack broad national scale and product portfolios, they can offer strong competition on a deal-by-deal basis. Competition in the communications access equipment market is dominated by a small number of large, multi-national corporations. Many of our competitors have substantially greater name recognition and technical, financial and marketing resources, and greater manufacturing capacity, as well as better established relationships with CSPs, than we do. Many of our competitors have greater resources to develop products or pursue acquisitions, and more experience in developing or acquiring new products and technologies and in creating market awareness for these products and technologies. In addition, a number of our competitors have the financial resources to offer competitive products at below market pricing levels that could prevent us from competing effectively. Further, a number of our competitors have built long-standing relationships with some of our prospective customers and provide financing to customers and could, therefore, have an advantage in selling products to those customers.

Government Funding Initiatives
Many of our customers fund deployment of and improvements to telecommunications network infrastructure using government funds. In the United States, CSPs are required under the Federal Communications Commission's rules to contribute a percentage of their revenues to the federal Universal Service Fund. In early October 2011, the chairman of the FCC outlined a plan to transform the Universal Service Fund, an $8 billion fund that is paid for by the nation's telephone customers and used to subsidize basic telephone service in rural areas, into one that will help expand broadband Internet service to 18 million Americans who lack high-speed access. These funds, now governed by a new set of rules now call the Connect America Fund ("CAF"), are distributed as subsidies to CSPs serving rural subscribers that are expensive to reach as well as to low-income consumers, schools and libraries, and rural health care facilities. RUS administers funds through a separate U.S. government initiative to promote the development of telecommunications infrastructure in rural areas through loans, loan guarantees and grants. Some of our U.S. customers have been awarded RUS loans, and we have provided the network equipment for such projects.
Employees
As of December 31, 2012, we employed a total of 714 full-time employees. Most of our employees are located in North America. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Corporate Information
Calix, a Delaware corporation, was founded in August 1999. Our principal executive offices are located at 1035 N. McDowell Boulevard, Petaluma, California 94954, and our telephone number is (707) 766-3000. Our website address is www.calix.com. We do not incorporate the information on or accessible through our website into this Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this Form 10-K. Calix®, the Calix logo design, B6™, C7®, E5™, E7™ and other trademarks or service marks of Calix appearing in this report on Form 10-K are the property of Calix. Trade names, trademarks and service marks of other companies appearing in this report on Form 10-K are the property of the respective holders. Calix is subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934 ("Exchange Act") and, in accordance therewith, files periodic reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Such periodic reports, proxy statements and other information is available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. Calix posts on the Investor Relations page of its Web site, www.calix.com, a link to its filings with the SEC, which are posted as soon as reasonably practical after they are filed electronically with the SEC.

ITEM 1A.	Risk Factors
We have identified the following additional risks and uncertainties that may affect our business, financial condition and/or results of operations. Investors should carefully consider the risks described below, together with the other information set forth in this Annual Report on Form 10-K, before making any investment decision. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
Risks Related to Our Business and Industry
Our markets are rapidly changing, which make it difficult to predict our future revenue and plan our expenses appropriately.
We compete in markets characterized by rapid technological change, changing needs of communications service providers, evolving industry standards and frequent introductions of new products and services. In addition, we likely will be required to reposition our product and service offerings and introduce new products and services as we encounter rapidly changing CSP requirements and increasing competitive pressures. We may not be successful in doing so in a timely and responsive manner, or at all. Also, softness in demand across any of our customer markets, including due to macro-economic conditions beyond our control or uncertainties associated with the implementation of regulatory reforms, could lead to unexpected slowdown in capital expenditures by service providers, such as what occurred in the second quarter of 2012. As a result, it is difficult to forecast our future revenues and plan our operating expenses appropriately, which also makes it difficult to predict our future operating results.
We have a history of losses, and we may not be able to generate positive operating income and cash flows in the future.
We have experienced net losses in each year of our existence. For the years ended December 31, 2012, December 31, 2011, and December 31, 2010, we incurred net losses of $28.3 million, $52.6 million, and $18.6 million, respectively. As of December 31, 2012, we had an accumulated deficit of $492.5 million.
We expect to continue to incur significant expenses for research and development, sales and marketing, customer support and general and administrative functions as we expand our operations. Given our growth rate and the intense competitive pressures we face, we may be unable to control our operating costs.
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
Demand for our products depends on the magnitude and timing of capital spending by CSPs as they construct, expand, upgrade and maintain their access networks. The recent economic downturn has contributed to a slowdown in telecommunications industry spending, including in the specific geographies and markets in which we operate. In response to reduced consumer spending, challenging capital markets or declining liquidity trends, capital spending for network infrastructure projects of CSPs could be delayed or canceled. In addition, capital spending is cyclical in our industry and sporadic among individual CSPs, and can change on short notice. As a result, we may not have visibility into changes in spending behavior until nearly the end of a given quarter.
CSP spending on network construction, maintenance, expansion and upgrades is also affected by reductions in their budgets, delays in their purchasing cycles, access to external capital, e.g., government grants and loan programs or the capital markets, and seasonality and capital allocation decisions.

Many factors affecting our results of operations are beyond our control, particularly in the case of large CSP orders and network infrastructure deployments involving multiple vendors and technologies where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the customer or other providers, and changes in customer requirements or installation plans. Further, CSPs may not pursue infrastructure upgrades that require our access systems and software. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles (including uncertainties associated with the implementation of regulatory reforms), mergers, lack of consumer demand for advanced communications services and alternative approaches to service delivery. Reductions in capital expenditures by CSPs may slow our rate of revenue growth. As a consequence, our results for a particular period may be difficult to predict, and our prior results are not necessarily indicative of results likely in future periods.
Government-sponsored programs could impact the timing and buying patterns of CSPs, which may cause fluctuations in our operating results.
Many of our customers are Independent Operating Companies ("IOCs"), which have revenues that are particularly dependent upon interstate and intrastate access charges, and federal and state subsidies. The Federal Communications Commission ("FCC"), and some states are considering changes to such payments and subsidies, and these changes could reduce IOC revenues. Furthermore, many IOCs use or expect to use, government-supported loan programs or grants, such as RUS loans and grants to finance capital spending. Changes to these programs could reduce the ability of IOCs to access capital and thus reduce our revenue opportunities.
Many of our customers were awarded grants or loans under government stimulus programs such as the Broadband Stimulus programs under the American Recovery and Reinvestment Act of 2009 and have purchased and will continue to purchase products from us or other suppliers while such programs and funding remain in place. However, customers may substantially curtail future purchases of products as ARRA funding winds down or because all purchases have been completed. The timetable for completion of funded projects varies between the two agencies administering the awards. Projects funded under the Broadband Technology Opportunities Program, which is administered by the National Telecommunications and Information Administration, must be completed by September 30, 2013. Projects funded under the Broadband Initiatives Program, which is administered by the Rural Utilities Service, must be completed by June 30, 2015.
We have experienced continued delays in purchasing commitments from our customers who have been awarded Broadband Stimulus funds, which have negatively impacted our operating results and additional delays could continue to adversely impact our operating results. In addition, the revenue recognition guidelines related to the sales of our access systems to CSPs who have received Broadband Stimulus funds may create uncertainties around the timing of our revenue, which could harm our financial results. In addition, any changes in government regulations and subsidies could cause our customers to change their purchasing decisions, which could have an adverse effect on our operating results and financial condition.
We face intense competition that could reduce our revenue and adversely affect our financial results.
The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our competitors include companies such as ADTRAN, Inc., Alcatel- Lucent S.A., Ciena Corporation, Huawei Technologies Co., Ltd., Tellabs, Inc. and ZTE Corporation.
Our ability to compete successfully depends on a number of factors, including:

•	the successful development of new products;

•	our ability to anticipate CSP and market requirements and changes in technology and industry standards;

•	our ability to differentiate our products from our competitors' offerings based on performance, cost-effectiveness or other factors;

•	our ongoing ability to successfully integrate acquired product lines and customer bases into our business;

•	our ability to gain customer acceptance of our products; and

•	our ability to market and sell our products.
The broadband access equipment market has undergone consolidation in recent years, as participants have merged, made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. Examples include Ciena Corporation's acquisition of Nortel's Metro Ethernet Networks business in March 2010, Enablence Technologies, Inc.'s acquisition of Teledata Networks, Ltd. in June 2010, our acquisitions of Occam in February 2011 and of Ericsson's fiber access assets in November 2012, and Adtran's acquisition of Nokia Siemens' broadband access line business in May 2012. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry.
Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do and are better positioned to acquire and offer complementary products and services technologies. Many of our competitors have broader product lines and can offer bundled solutions, which may appeal to certain customers. Our competitors may also invest additional resources in developing more compelling product offerings. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features, because the products that we and our competitors offer require a substantial investment of time and funds to install.
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
We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2012, 2011 and 2010, our research and development expenses were $66.7 million, or 20% of our revenue, $67.7 million, or 20% of our revenue, and $55.4 million, or 19% of our revenue, respectively. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
In addition, the introduction of new or enhanced products also requires that we manage the transition from older products to these new or enhanced products in order to minimize disruption in customer ordering patterns, fulfill ongoing customer commitments and ensure that adequate supplies of new products are available for delivery to meet anticipated customer demand. If we fail to maintain compatibility with other software or equipment found in our customers’ existing and planned networks, we may face substantially reduced demand for our products, which would reduce our revenue opportunities and market share. Moreover, as customers complete infrastructure deployments, they may require greater levels of service and support than we have provided in the past. We may not be able to provide products, services and support to compete effectively for these market opportunities. If we are unable to anticipate and develop new products or enhancements to our existing products on a timely and cost-effective basis, we could experience lower sales, which would harm our business.
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
Historically, a large portion of our sales has been to a limited number of customers. For example, for the years ended December 31, 2012, 2011 and 2010 , CenturyLink accounted for 21%, 20% and 29% , respectively, of our revenue. However, we cannot anticipate the level of CenturyLink's purchases in the future. The ongoing integration process at CenturyLink following its 2011 merger with Qwest Communications continues to create uncertainty as to whether we will remain a preferred network equipment vendor for the combined organization.
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
Furthermore, in recent years, the CSP market has undergone substantial consolidation. Industry consolidation generally has negative implications for equipment suppliers, including a reduction in the number of potential customers, a decrease in aggregate capital spending, and greater pricing leverage on the part of CSPs over equipment suppliers. Continued consolidation of the CSP industry and among the Incumbent Local Exchange Carrier ("ILEC") and IOC customers, who represent a large part of our business, could make it more difficult for us to grow our customer base, increase sales of our products and maintain adequate gross margins.
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
Our sales are made predominantly via purchase orders, and typically we have not entered into long-term, committed-volume purchase contracts with our customers, including our key customers, which account for a material portion of our revenues. As a result, any of our customers may cease to purchase our products at any time. In addition, our customers may attempt to renegotiate terms of sale, including price and quantity. If any of our key customers stop purchasing our access systems and software for any reason, our business and results of operations would be harmed.
Our efforts to increase our sales to larger North American as well as international CSPs, including MSOs, may be unsuccessful.
Our sales and marketing efforts have been focused on CSPs, including cable MSOs, in North America. A part of our long-term strategy is to increase sales to larger North American as well as international CSPs, including MSOs. We will be required to devote substantial technical, marketing and sales resources to the pursuit of these larger CSPs, who have lengthy equipment qualification and sales cycles, without any assurance of generating sales. In particular, sales to these larger CSPs may require us to upgrade our products to meet more stringent performance criteria, develop new customer-specific features or adapt our product to meet international standards. If we are unable to successfully increase our sales to larger CSPs, our operating results and long-term growth may be negatively impacted.
We are exposed to the credit risks of our customers, and if we have inadequately assessed their credit we may have more exposure to accounts receivable risk than we anticipate. Failure to collect our accounts receivable in amounts that we anticipate could adversely affect our operating results and financial condition.
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
We perform credit evaluations of our customers' financial condition. However, our evaluation of the creditworthiness of customers may not be accurate if they do not provide us with accurate financial information, or if their situation changes after we evaluate their credit. While we attempt to monitor these situations carefully and attempt to adjust our allowances for doubtful accounts as appropriate, and take appropriate measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid additional write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and could harm our operating results.
Our gross margin may fluctuate over time and our current level of product gross margins may not be sustainable.
Our current level of product gross margins may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer, geographic or product mix, including the mix of configurations within each product group;

•	increased price competition, including the impact of customer discounts and rebates;

•	our inability to reduce and control product costs;

•	changes in component pricing, changes in contract manufacturer rates, or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	introduction of new products;

•	changes in shipment volume;

•	changes in distribution channels;

•	increased warranty costs;

•	excess and obsolete inventory and inventory holding charges;

•	expediting costs incurred to meet customer delivery requirements; and

•	liquidated damages relating to customer contractual terms.
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
We do not have internal manufacturing capabilities, and rely upon a small number of contract manufacturers to build our products. In particular, we rely on Flextronics for the manufacture of most of our products. Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.
We do not have supply contracts with Flextronics or our other manufacturers. Consequently, these manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price. In addition, we have limited control over our contract manufacturers' quality systems and controls, and therefore may not be able to ensure levels of quality manufacture suitable for our customers.
The revenues that Flextronics generates from our orders represent a relatively small percentage of Flextronics' overall revenues. As a result, fulfilling our orders may not be considered a priority in the event Flextronics is constrained in its ability to fulfill all of its customer obligations in a timely manner. In addition, a substantial part of our manufacturing is done in Flextronics facilities that are located outside of the United States. We believe that the location of these facilities outside of the United States increases supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls.
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
We depend on sole source and limited source suppliers for key components of our products. For example, certain of our application-specific integrated circuits processors and resistor networks are purchased from sole source suppliers. We may from time to time enter into original equipment manufacturer ("OEM") or original design manufacturer ("ODM") agreements to manufacture and/or design certain products in order to enable us to offer products into key markets on an accelerated basis. For example, a third party assisted in the design of and currently manufactures our E5-100 platform family.
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
If we fail to forecast our manufacturing requirements accurately or fail to properly manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays and lose revenue.
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
If we overestimate our production requirements, we or our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess parts or products and their storage costs. Historically, we have reimbursed our primary contract manufacturers for a portion of inventory purchases when our inventory has been rendered obsolete, for example due to manufacturing and engineering change orders resulting from design changes manufacturing discontinuation of parts by our suppliers, or in cases where inventory levels greatly exceed projected demand. If we incur payments to our contract manufacturers associated with excess or obsolete inventory, this would have an adverse effect on our gross margins, financial condition and results of operations.
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
The markets for our products are characterized by a significant number of standards, both domestic and international, which are evolving as new technologies are developed and deployed. Our products must comply with these standards in order to be widely marketable. In some cases, we are compelled to obtain certifications or authorizations before our products can be introduced, marketed or sold in new markets or to customers that we have not historically served. For example, our ability to obtain OSMINE certification for our products will affect our ongoing ability to continue to sell our products to CenturyLink and other Tier 1 CSPs.
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
We may be unable to successfully expand our international operations. In addition, we may be subject to a variety of international risks that could harm our business.
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
In the course of expanding our international operations and operating overseas, we will be subject to a variety of risks, including:

•	differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, custom duties or other trade restrictions;

•	liability or damage to our reputation resulting from corruption or unethical business practices in some countries;

•	fluctuation in currency exchange rates;

•	longer collection periods and difficulties in collecting accounts receivable;

•	greater difficulty supporting and localizing our products;

•	different or unique competitive pressures as a result of, among other things, the presence of local equipment suppliers;

•
challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, compensation and benefits and compliance programs;

•	limited or unfavorable intellectual property protection;

•	risk of change in international political or economic conditions, terrorist attacks or acts of war; and

•	restrictions on the repatriation of earnings.
We engage resellers, including Ericsson, to promote, sell, install and support our products to some customers in North America, and internationally. Their failure to do so or our inability to recruit or retain appropriate resellers may reduce our sales and thus harm our business.
We engage some value added resellers ("VARs"), who provide sales and support services for our products. In particular, we expect the non-exclusive reseller agreement entered into with Ericsson in 2012 to provide us with an extensive new global reseller channel. We compete with other telecommunications systems providers for our VARs' business and many of our VARs, including Ericsson, are free to market competing products. If Ericsson or any other VAR promotes a competitor's products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key VAR or the failure of VARs to provide adequate customer service could have a negative effect on customer satisfaction and could cause harm to our business. If we do not properly recruit and train VARs to sell, install and service our products, our business, financial condition and results of operations may suffer. Our use of VARs and other third party support partners, and the associated risks, are likely to increase as we expand sales outside of North America.

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
We depend on certain proprietary technology for our success and ability to compete. As of December 31, 2012, we held 72 U.S. patents and had 36 pending U.S. patent applications. Two of the U.S. patents are also covered by granted international patents, one in five countries and the other in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.
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
We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use some technologies in the future. Third parties may assert patent, copyright, trademark or other intellectual property rights to technologies or rights that are important to our business. Such claims may involve non-practicing entities, patent holding companies or other adverse patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence to suit from these entities.
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
Our products are highly technical and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, bugs or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers, and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
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
While our current licenses of third-party technology generally relate to commercially available off-the-shelf technology, we may in the future be required to license additional technology from third parties to develop new products or product enhancements. These third-party licenses may be unavailable to us on commercially reasonable terms, if at all. Our inability to obtain necessary third-party licenses may force us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could harm the competitiveness of our products and result in lost revenues.
Our failure or the failure of our contract manufacturers to comply with applicable environmental and other legal regulations could adversely impact our results of operations.
The manufacture, assembly and testing of our products may require the use of hazardous materials that are subject to environmental, health and safety regulations, or materials subject to international laws restricting the use of conflict minerals. Our failure or the failure of our contract manufacturers to comply with any of these applicable requirements could result in regulatory penalties, legal claims or disruption of production. In addition, our failure or the failure of our contract manufacturers to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or liabilities. Existing and future environmental regulations and other legal requirements may restrict our use of certain materials to manufacture, assemble and test products. Any of these consequences could adversely impact our results of operations by increasing our expenses and/or requiring us to alter our manufacturing processes.
Regulatory and physical impacts of climate change and other natural events may affect our customers and our contract manufacturers, resulting in adverse effects on our operating results.
As emissions of greenhouse gases continue to alter the composition of the atmosphere, affecting large-scale weather patterns and the global climate, any new regulation of greenhouse gas emissions may result in additional costs to our customers and our contract manufacturers. In addition, the physical impacts of climate change and other natural events, including changes in weather patterns, drought, rising ocean and temperature levels, earthquakes and tsunamis may impact our customers, suppliers, contract manufacturers, and our operations. These potential physical effects may adversely affect our revenues, costs, production and delivery schedules, and cause harm to our results of operations and financial condition.
We may pursue acquisitions, which involve a number of risks. If we are unable to address and resolve these risks successfully, such acquisitions could disrupt our business.
On November 2, 2012, we acquired Ericsson's fiber access assets. On February 22, 2011, we acquired Occam Networks. We may in the future acquire other businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. We have limited experience making such acquisitions. Any of these transactions could be material to our financial condition and results of operations. The anticipated benefit of acquisitions may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

•	diversion of management time and potential business disruptions;

•	expenses, distractions and potential claims resulting from acquisitions, whether or not they are completed;

•	retaining and integrating employees from any businesses we may acquire, such as the 50 employees we acquired in connection with the Ericsson transaction;

•	issuance of dilutive equity securities or incurrence of debt;

•	integrating various accounting, management, information, human resource and other systems to permit effective management;

•	incurring possible write-offs, impairment charges, contingent liabilities, amortization expense or write-offs of goodwill;

•	difficulties integrating and supporting acquired products or technologies;

•	unexpected capital expenditure requirements;

•	insufficient revenues to offset increased expenses associated with the acquisition;

•	opportunity costs associated with committing capital to such acquisitions; and

•	acquisition-related litigation.
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
We are sometimes required to issue performance bonds to satisfy requirements under our RUS and ARRA contracts. The performance bonds generally cover the full amount of the contract. Upon our performance under the contract and acceptance by the customer, the performance bond is released. The time period between issuing the performance bond and its release can be lengthy. We issue letters of credit under our existing credit facility to support a portion of these performance bonds. In the event we do not have sufficient capacity under our credit facility to support these bonds, we will have to provide certificates of deposit or other security, which could materially impact our working capital or limit our ability to satisfy such contract requirements. In the event that we are unable to issue such bonds, we may lose business and customers who purchase under RUS and ARRA contracts. In addition, if we exhaust our credit facility or working capital reserves in issuing such bonds, we may be required to eliminate or curtail expenditures to mitigate the impact on our working capital or financial condition.
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
The FCC has jurisdiction over all of our U.S. customers. FCC regulatory policies that create disincentives for investment in access network infrastructure or impact the competitive environment in which our customers operate may harm our business. For example, future FCC regulation affecting providers of broadband Internet access services could impede the penetration of our customers into certain markets or affect the prices they may charge in such markets. Furthermore, many of our customers are subject to FCC rate regulation of interstate telecommunications services, and are recipients of Connect America Fund capital incentive payments, which are intended to subsidize broadband and telecommunications services in areas that are expensive to serve. In early October 2011, the chairman of the FCC outlined a plan to transform the Universal Service Fund, an $8 billion fund that is paid for by the nation's telephone customers and was used to subsidize basic telephone service in rural areas, into one that will help expand broadband Internet service to 18 million Americans who lack high-speed access. Changes to these programs could change the ability of IOCs to access capital and reduce our revenue opportunities.

In addition, many of our customers are subject to state regulation of intrastate telecommunications services, including rates for such services, and may also receive funding from state universal service funds. Changes in rate regulations or universal service funding rules, either at the federal or state level, could adversely affect our customers' revenues and capital spending plans. In addition, various international regulatory bodies have jurisdiction over certain of our non-U.S. customers. Changes in these domestic and international standards, laws and regulations, or judgments in favor of plaintiffs in lawsuits against CSPs based on changed standards, laws and regulations could adversely affect the development of broadband networks and services. This, in turn, could directly or indirectly adversely impact the communications industry in which our customers operate.
Many jurisdictions are also evaluating or implementing regulations relating to cyber security, privacy and data protection, which can affect the market and requirements for networking and communications equipment. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, our business, financial condition and results of operations would suffer.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act ("SOX"), which requires us to expend significant resources in developing the required documentation and testing procedures. We cannot be certain that the actions we have taken and are taking to improve our internal controls over financial reporting will be sufficient to maintain effective internal controls over financial reporting in subsequent reporting periods, or that we will be able to implement our planned processes and procedures in a timely manner. In addition, new and revised accounting standards and financial reporting requirements may occur in the future, and implementing changes required by new standards, requirements or laws may require a significant expenditure of our management’s time, attention and resources and may adversely affect our reported financial results. If we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.
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
We have applied multiple layers of security to control access to our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems.
While we apply best practice policies and devote significant resources to network security, data encryption and other security measures to protect our information technology and communications systems and data, these security measures cannot provide absolute security. We may experience a breach of our systems and may be unable to protect sensitive data. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in unexpected interruptions, delays, cessation of service and may harm our business operations.
Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyber-attacks, computer viruses, computer denial-of-service attacks, human error, hardware or software defects or malfunctions, and similar events or disruptions. Some of our systems are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could cause system interruptions and delays, and result in loss of critical data and lengthy interruptions in our services.
We incur significant increased costs as a result of operating as a public company, which may adversely affect our operating results and financial condition.
As a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements. We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements under the SOX and the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), as well as rules implemented by the SEC, and the New York Stock Exchange ("NYSE"). Furthermore, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of SOX and Dodd-Frank and rules adopted by the SEC and the NYSE, would likely result in increased costs to us as we respond to their requirements. We are investing resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expense and a diversion of management's time and attention from revenue generating activities to compliance activities.
Risks Related to Our Acquisition of the Fiber Access Assets of Ericsson
Our future results may differ materially from those in our current financial statements and financial forecasts, and the potential benefits of the transactions may not be realized.
As a result of our acquisition of Ericsson's fiber access assets and the establishment of a non-exclusive global reseller agreement between the two companies, our future results may be materially different from those contained in our current financial statements and financial forecasts. In addition, potential growth, expected financial results, perceived synergies and anticipated opportunities may not be realized through the ongoing integration of our business with that of the Ericsson fiber access business.
The Ericsson transaction could cause disruptions and materially adversely affect the future business and operations of the combined organization.
In connection with the Ericsson transaction, it is possible that some customers, suppliers and other persons with whom we or Ericsson have had a business relationship may delay or defer certain business decisions, or determine to purchase a competitor's products. In particular, customers could be reluctant to purchase products due to uncertainty about the direction of our combined technology and product road map, and uncertainty regarding the willingness of the combined organization to support and service existing products after the transactions. If customers, suppliers or other persons, delay or defer business decisions, or purchase a competitor's products, it could negatively impact revenues, earnings and cash flows of the combined organization, as well as the market price of our common stock.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile, and the value of an investment in our common stock may decline.
The trading price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Form 10-K and others such as:

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
We may need to raise additional capital to fund operations in the future. Although we believe that, based on our current level of operations and anticipated growth, our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. If future financings involve the issuance of equity securities, our then-existing stockholders would suffer dilution. If we raised additional debt financing, and/or negotiate a new credit agreement to replace our expiring line of credit, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies or otherwise respond to competitive pressures could be significantly limited. Any failure to obtain financing when and as required could force us to curtail our operations, which would harm our business.
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
ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 2.        Properties.
We currently lease approximately 287,300 square feet of office space worldwide. In November 2012, we entered into a lease agreement for our office in San Jose, California that expires in August 2018. Information concerning our principal leased properties as of December 31, 2012 is set forth below:

Location	Principal Use	Square Footage	Lease Expiration Date

Petaluma, California (1)	Corporate headquarters, sales, marketing, product design, service and repair engineering, distribution, research and development	82,100	February 2014
Santa Barbara, California	Product design, research and development	51,000	July 2014
San Jose, California	Product design, research and development	46,100	August 2018
Fremont, California (2)	Research and development, service and repair engineering	36,000	July 2015
Minneapolis, Minnesota	Product design, research and development, service and repair engineering	33,200	March 2014
Nanjing, China	Research and development	26,600	February 2016
Acton, Massachusetts	Research and development	6,200	June 2016
Richardson, Texas	Service and repair engineering	6,100	July 2017
		287,300
(1) On January 28, 2013, we entered into an amendment to this Petaluma lease and extended the expiration date to February 2019. See Note 14, "Subsequent Event" of the Notes to Consolidated Financial Statements in this Form 10-K for details.

(2) A portion of the property is sublet under a sublease expiring in 2015. The remaining area of the property is estimated to be vacated in March 2013 for sublease. Employees in this location will be consolidated into our San Jose, California location.

We believe that our facilities are in good condition and are generally suitable to meet our needs for the foreseeable future. However, we may continue to seek additional space as needed, and we believe this space will be available on commercially reasonable terms.
ITEM 3.        Legal Proceedings
For a description of our material pending legal proceedings, please refer to Note 5, “Commitments and Contingencies – Litigation” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated by reference.
ITEM 4.        Mine Safety Disclosures.
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Comparative Stock Prices
Our common stock has been trading on the New York Stock Exchange, under the trading symbol “CALX” since our initial public offering on March 24, 2010. Prior to this time, there was no public market for our common stock. The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share of our common stock as reported on NYSE.

	High	Low
Fiscal Year 2012
First Quarter	$12.21	$6.08
Second Quarter	9.48	6.65
Third Quarter	8.26	4.25
Fourth Quarter	7.80	5.47

	High	Low
Fiscal Year 2011
First Quarter	$22.53	$14.99
Second Quarter	22.97	18.30
Third Quarter	22.47	9.73
Fourth Quarter	10.63	5.60
Number of Common Stock Holders and Number of Shares Outstanding
On February 14, 2013, there were approximately 341 stockholders of record of our common stock who held an aggregate of 48,912,031 shares of our common stock. The closing price of our common stock as of February 14, 2013 was $8.60. A substantially greater number of holders of Calix common stock are street name or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
We have never declared or paid any cash dividends on our common stock. We do not currently intend to pay any cash dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Performance Graph
The following graph shows a comparison of the cumulative total shareholder return on our common stock with the cumulative total returns of the NYSE Composite Index and the Morningstar Communication Equipment Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the period from March 24, 2010 (the date our common stock commenced trading on NYSE) through December 31, 2012. Data for the NYSE Composite Index and the Morningstar Communication Equipment Index assume reinvestment of dividends. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Calix, Inc. under the Securities Act of 1933, as amended.
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
We derived the statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 from our audited financial statements and related notes thereto of this Form 10-K. We derived the statements of operations data for the years ended December 31, 2009 and 2008, and the balance sheet data as of December 31, 2010, 2009 and 2008 from our audited financial statements and related notes which are not included in this Form 10-K. Historical results for any prior period are not necessarily indicative of future results for any period.

	Years Ended December 31,
	2012 (1)	2011 (1)	2010	2009	2008
	(In thousands, except per share data)
Statements of Operations Data:
Revenue	$330,218	$344,669	$287,043	$232,947	$250,463
Cost of revenue:
Products and services (2)	185,103	195,698	168,873	150,863	165,925
Acquisition-related expenses	—	19,966	—	—	—
Amortization of intangible assets	7,539	9,552	5,440	5,440	5,440
Total cost of revenue	192,642	225,216	174,313	156,303	171,365
Gross profit	137,576	119,453	112,730	76,644	79,098
Operating expenses:
Research and development (2)	66,748	67,725	55,412	46,132	44,348
Sales and marketing (2)	62,129	55,551	42,121	33,486	31,627
General and administrative (2)	26,114	27,002	27,998	15,613	15,253
Acquisition-related expenses (2)	1,401	12,927	3,942	—	—
Amortization of intangible assets	10,208	8,569	740	740	740
Total operating expenses	166,600	171,774	130,213	95,971	91,968
Loss from operations	(29,024)	(52,321)	(17,483)	(19,327)	(12,870)
Interest and other income (expense), net (3)	856	(5)	(989)	(3,466)	(130)
Loss before provision for (benefit from) income taxes	(28,168)	(52,326)	(18,472)	(22,793)	(13,000)
Provision for (benefit from) income taxes	158	224	81	(352)	(81)
Net loss	(28,326)	(52,550)	(18,553)	(22,441)	(12,919)
Preferred stock dividends	—	—	900	3,747	4,065
Net loss attributable to common stockholders	$(28,326)	$(52,550)	$(19,453)	$(26,188)	$(16,984)
Net loss per common share:
Basic and diluted	$(0.59)	$(1.15)	$(0.65)	$(6.48)	$(4.27)
Weighted-average number of shares used to compute net loss per common share:
Basic and diluted	48,180	45,546	29,778	4,040	3,975

	As of December 31,
	2012 (1)	2011 (1)	2010	2009	2008
	(In thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$46,995	$38,938	$98,324	$68,049	$23,214
Working capital	84,255	77,745	126,957	77,999	41,403
Total assets	377,897	358,103	257,556	241,116	189,455
Current and long-term loans payable	—	—	—	20,000	21,000
Preferred stock warrant liabilities	—	—	—	195	232
Convertible preferred stock	—	—	—	479,628	426,403
Common stock and additional paid-in capital	761,454	741,504	606,907	52,841	43,597
Total stockholders’ equity (deficit)	269,075	277,417	195,303	(339,358)	(322,397)

(1) We acquired Ericsson's fiber access assets in November 2012 and Occam in February 2011. Our Consolidated Statements of Operations and Consolidated Balance Sheets data include the results of these acquired businesses only for periods subsequent to their respective acquisition dates. See Note 2, “Business Combinations" of the Notes to the Consolidated Financial Statements in this Form 10-K for more details.

(2) Includes stock-based compensation as follows:
	2012	2011	2010	2009	2008
Cost of revenue	$1,433	$1,503	$1,745	$682	$619
Research and development	4,227	4,828	5,966	2,657	3,189
Sales and marketing	5,160	4,500	4,555	1,739	1,998
General and administrative	6,617	9,538	13,309	4,118	4,134
Acquisition-related expenses	—	1,234	—	—	—
Total	$17,437	$21,603	$25,575	$9,196	$9,940

(3) 2012 includes $1.0 million gain on bargain purchase of business; 2010, 2009, and 2008 include $1.2 million, $3.9 million, and $2.1 million of interest expense, respectively, which are primarily for a term loan that was repaid in May 2010.

ITEM 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We market our access systems and software to CSPs globally through our direct sales force as well as a limited number of resellers. As of December 31, 2012, over sixteen million ports of our Unified Access portfolio have been deployed at more than 1,150 CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. In addition, we have over 425 commercial video customers and have enabled over 750 customers to deploy gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue increased from $287.0 million for 2010 to $344.7 million for 2011, and then decreased to $330.2 million for 2012. In 2011, our revenues increased over 2010 primarily due to higher shipment revenue resulting from an increase in our customer base from the Occam acquisition. However in the second half of fiscal 2011, we experienced a slowdown in business primarily related to continued delays in Broadband Stimulus awards under the American Recovery and Reinvestment Act of 2009 becoming shippable orders due to challenges that a number of our awarded customers were facing in navigating some of the bureaucratic hurdles of the program. Other factors that contributed to this slowdown include reduced investment in the traditional networks at one of our major customers, the competitive environment, weak macro-economic conditions and fiber shortages in certain portions of the market caused by the tsunami in Northern Japan. During the first half of 2012, we experienced continued softness in our business due to lower demand across multiple customer markets. We believe this was due to a slowdown in capital expenditures by service providers increasingly concerned about macro-economic conditions and uncertainties associated with the implementation of regulatory reforms. We experienced steady improvement during the remainder of 2012 and completed the year with stronger results compared to the first half of 2012. Revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, those customers in the large CSP and international markets. Additionally, we expect our acquisition of Ericsson's fiber access assets to have a positive impact to revenue beyond 2012. Since our inception we have incurred significant losses, and as of December 31, 2012, we had an accumulated deficit of $492.5 million. Our net loss was $28.3 million, $52.6 million, and $18.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, large customer purchase agreements with delayed revenue recognition, varying budget cycles for our customers and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets. Customers then typically begin to purchase more products during our second and third fiscal quarters. Finally, in our fourth fiscal quarter, customer purchases typically increase as they are attempting to spend the rest of their budget for the year. As of December 31, 2012, our deferred revenue of $55.1 million primarily included certain contracts with customers who receive government supported loans and grants from the U.S. Department of Agriculture’s Rural Utility Service (“RUS”) that include installation services, services, special customer arrangements and ratably recognized services. The timing of deferred recognition may cause significant fluctuations in our revenue and operating results from period to period.
Cost of revenue is strongly correlated to revenue and will tend to fluctuate from all of the aforementioned factors that could impact revenue. Other factors that impact cost of revenue include changes in the mix of products delivered to our customers and changes in the cost of our inventory. Cost of revenue includes fixed expenses related to our internal operations, which could impact our cost of revenue as a percentage of revenue if there are large sequential fluctuations to revenue.
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
Our operating expenses have fluctuated based on the following factors: timing of variable compensation expenses due to fluctuations in order volumes, timing of salary increases which have historically occurred in the second quarter, timing of bonus accrual due to changes in the Company’s performance, timing of research and development expenses including prototype builds and intermittent outsourced development projects, and increases in stock-based compensation expenses resulting from modifications to outstanding stock options. Our operating expenses for fiscal 2012 include acquisition-related expenses and amortization of intangible assets from our acquisition of Ericsson's fiber access assets as discussed in more detail below. We anticipate that our operating expenses will increase but will decline as a percentage of revenue over time.
As a result of the fluctuations described above and a number of other factors, many of which are outside our control, our annual operating results fluctuate from year to year. You should not rely on our past results as an indication of our future performance.
Acquisition of Ericsson's Fiber Access Assets
On November 2, 2012, we acquired the fiber access assets of Ericsson, including the Ericsson EDA 1500 GPON solution and its complementary ONT portfolio, under an Asset Purchase Agreement. Total consideration for the purchase was $12.0 million in cash. As a result of this acquisition, Calix hired 50 U.S.-based employees of Ericsson, and transitioned ongoing support of the acquired products from Ericsson to Calix.
In connection with this acquisition, Calix and Ericsson also signed a non-exclusive global reseller agreement, under which Calix became Ericsson's preferred global partner for broadband access applications. We expect this partnership to provide Calix with an extensive new global reseller channel, and we believe our acquisition of Ericsson's fiber access portfolio delivers powerful new complements to our industry-leading Unified Access portfolio. We expect that this partnership will also provide Ericsson's existing fiber access customers with world-class support and maintenance, and an expanded portfolio of access systems and software from a leading company totally focused on access.
The transaction is accounted for using the acquisition method of accounting in accordance with the accounting standard for business combinations. We have included the financial results of the acquired Ericsson's fiber access assets in the Consolidated Financial Statements from the date of acquisition. See Note 2, “Business Combinations” of the Notes to Consolidated Financial Statements in this Form 10-K for additional information related to this acquisition. We expect the acquisition to have a positive impact on our international business over time.
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

As a result of this acquisition, we recorded $50.6 million in goodwill and $97.7 million in other intangible assets. We are amortizing the finite-lived intangible assets over their useful lives. See “Critical Accounting Policies and Use of Estimates-Valuation of Goodwill and Intangible Assets” section below for information relating to these items and our test for impairment. Under purchase accounting rules, we revalued the Occam assets and liabilities acquired at the time of the acquisition, based on their fair value. See Note 2, “Business Combinations” of the Notes to Consolidated Financial Statements included in this report for additional information related to this acquisition.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We base our estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. To the extent there are material differences between these estimates and actual results, our financial statements will be affected. We evaluate our estimates, assumptions and judgments on an ongoing basis.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
Business Combination
We accounted for our business acquisitions under Accounting Standards Codification ("ASC") Topic 805, “Business Combinations." Under this guidance, all of the assets acquired and liabilities assumed are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. If a business combination results in a bargain purchase for us, the economic gain resulting from the fair value received being greater than the purchase price is recorded as a gain included in other income (expense), net in the Consolidated Statements of Comprehensive Loss. Prior to recognizing the gain, we reassess whether we have correctly identified all of the assets acquired and liabilities assumed and recognize any additional assets or liabilities that result from that review. We also review the measurement procedures used in valuing the assets acquired and liabilities assumed.
While we use our best estimates and assumptions as a part of calculating the fair value at the acquisition date, our estimates are inherently uncertain and subject to refinement. These assumptions and estimates include a market participant’s use of the asset and an appropriate discount rate. Our estimates are based on historical experience and information obtained from the management of the acquired companies. Our significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments retrospectively to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill as of the acquisition date, or other income or expense in the case of a bargain purchase for the period of the acquisition. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Comprehensive Loss.
Revenue Recognition
We derive revenue primarily from the sale of hardware products and related software. Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. We generally rely upon sales agreements and customer purchase orders as evidence of an arrangement.

•	Delivery has occurred. We use the shipping terms of the arrangement or evidence of customer acceptance to verify delivery or performance.

•
Sales price is fixed or determinable.   We assess whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.  Payment terms to customers can range from net 30 to net 120 days.

•	Collectability is reasonably assured. We assess collectability based primarily on creditworthiness of customers and their payment histories.
Revenue from installation and training services are recognized as the services are completed. Post-sales software support revenue and extended warranty services revenue are deferred and recognized ratably over the period during which the services are to be performed. To date, service revenue has comprised an insignificant portion of our revenue and we have not reported service revenue separately from product revenue in our financial statements. In instances where substantive acceptance provisions are specified in the customer agreement, revenue is deferred until all acceptance criteria have been met. From time to time, we offer customers sales incentives, which include volume rebates and discounts. These amounts are estimated on a quarterly basis and recorded net of revenue.
We enter into arrangements with certain of our customers who receive government supported loans and grants from the RUS to finance capital spending. Under the terms of an RUS equipment contract that includes installation services, the customer does not take possession and control and title does not pass until formal acceptance is obtained from the customer. Under this type of arrangement, we do not recognize revenue until we have received formal acceptance from the customer. For RUS arrangements that do not involve installation services, we recognize revenue in accordance with the revenue recognition policy described above.
Our products contain both software and non-software components that function together to deliver the products' essential functionality. When we enter into sales arrangements that consist of multiple deliverables of our product and service offerings, we allocate the total consideration of the arrangement to each separable deliverable based on their relative selling price. We limit the amount allocable to delivered elements to the amount that is not contingent upon the delivery of additional items or meeting specified performance conditions, and recognize revenue on each deliverable in accordance with our revenue policy. The determination of selling price for each deliverable is based on a selling price hierarchy, which is vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, we require that a substantial majority of the selling prices of an element fall within a narrow range when each element is sold separately. We have established VSOE for our training and post-sales software support services based on the normal pricing practices of these services when sold separately. TPE of selling price is established by evaluating whether there are similar competitor products or services that are sold in stand-alone sales transaction to similarly situated customers. Generally, our marketing strategy differs from that of our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Additionally, as we are unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis, we are not typically able to determine TPE. ESP is established considering multiple factors including, but not limited to geographies market conditions, competitive landscape, internal costs, gross margin objectives, characteristics of targeted customers and pricing practices. The determination of ESP is made through consultation with and formal approval by management, taking into consideration the go-to-market strategy.
Stock-Based Compensation
In accordance with ASC Topic 718, "Compensation - Stock Compensation," stock-based awards are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis.
We value restricted stock units ("RSUs") and restricted stock awards ("RSAs") at the closing market price of our common stock on the date of grant. The fair value of performance restricted stock units ("PRSUs") with a market condition is estimated on the date of grant, using a Monte Carlo simulation model to estimate the total return ranking of our common stock in relation to the peer group over each performance period. Compensation cost on PRSUs with a market condition is not adjusted for subsequent changes in the Company's stock performance or the level of ultimate vesting.
We estimate the fair value of stock options and employee stock purchase rights at the grant date using the Black-Scholes option-pricing model. This model requires the use of highly judgmental assumptions, including expected stock price volatility and expected life of option awards, which have a significant impact on the fair value estimates and are discussed in detail in Note 8, "Stockholders' Equity" of the Notes to Consolidated Financial Statements in this Form 10-K. Changes to these estimates will cause the fair values of our stock options and related stock-based compensation expense that we record to vary.
In addition, we apply an estimated forfeiture rate to awards granted and record stock-based compensation expense only for those awards that are expected to vest. Forfeiture rates are estimated at the time of grant based on our historical experience. Further, to the extent our actual forfeiture rate is different from our estimate, stock-based compensation is adjusted accordingly.
Inventory Valuation
Inventory consisting of finished goods purchased from contract manufacturers is stated at the lower of cost, determined by the first-in, first-out method, or market value. We regularly monitor inventory quantities on-hand and record write-downs for excess and obsolete inventories based on our estimate of demand for our products, potential obsolescence of technology, product life cycle and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds our estimated selling price. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis is established that cannot be increased in future periods. The sale of previously reserved inventory has not had a material impact on our gross margins.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We record a specific allowance based on an analysis of individual past-due balances. Additionally, based on historical write-offs and our collection experience, we record an additional allowance based on a percentage of outstanding receivables. We perform credit evaluations of our customers’ financial condition. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history and a financial review of the customer.
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
Valuation of Goodwill and Intangible Assets
Goodwill is not amortized but instead is subject to an annual impairment test or more frequently if events or changes in circumstances indicate that it may be impaired. We evaluate goodwill on an annual basis as of the end of the second quarter of each year. Management has determined that we operate as a single reporting unit and, therefore, evaluates goodwill impairment at the enterprise level. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.
To evaluate for impairment, we compare the Company's fair value to its carrying value including goodwill. We determine the Company's fair value using both an income approach and a market approach. Under the income approach, we determine the fair value based on estimated future cash flows, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company and the rate of return an outside investor would expect to earn. Under the market-based approach, we utilize information regarding the Company as well as publicly available industry information to determine earnings multiples that are used to value the Company. If the carrying value of the Company exceeds its fair value, we will test to determine the amount of impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.
We completed the annual goodwill impairment test as of June 30, 2012 in July 2012 and determined that the fair value of our reporting unit exceeded the carrying value by approximately 15%. See Note 3, “Goodwill and Intangible Assets” for a detailed discussion. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the annual impairment test performed in July 2012. As of December 31, 2012, there was no impairment to the carrying value of our goodwill. In addition, there were no impairment losses for goodwill during 2011 and 2010.
Intangible assets with finite useful lives are amortized over their estimated useful life, generally 5 years. We periodically evaluate intangible assets for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, we compare the carrying amount of the intangible assets to the estimated future undiscounted cash flows expected to be generated by the assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the intangible assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of intangible assets is determined based on the estimated discounted cash flows expected to be generated from the assets. We have reviewed events and changes to our business during the year and have determined that there was no impairment to our intangible assets during 2012. We did not incur any impairment losses for intangible assets during 2011 and 2010.
Income Taxes
We evaluate our tax positions and estimate our current tax exposure in each jurisdiction in which we operate. This includes assessing the temporary differences resulting from differing treatment of items not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities on our consolidated balance sheets, which are calculated based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our statements of operations become deductible expenses under applicable income tax laws or loss or credit carry-forwards are utilized. Since realization of our deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized, we must assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is below the more likely than not threshold, we must establish a valuation allowance against the net deferred tax asset. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.
Since inception, we have incurred operating losses and accordingly have federal and state net operating loss carry-forwards of $554.7 million and $318.7 million. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2018 and through 2032 if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2013 and through 2032, if not utilized. Additionally, we have U.S. federal and state research and development credits of $15.9 million and $22.0 million as of December 31, 2012. The credits have varying expiration dates between 2015 and 2032 with California credits having no expiration. These two items account for the bulk of our net deferred tax asset of $207.5 million as of December 31, 2012. Excluding our foreign operations, we have recorded a full valuation allowance against the net deferred assets at each balance sheet date presented. We believe that based on the available evidence and history of operating losses, it is more likely than not that we will not be able to utilize all of our deferred tax assets before expiration. We intend to maintain the full valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances.

Results of Operations for Years Ended December 31, 2012, 2011 and 2010
Revenue
The following table sets forth our revenue (in thousands, except for percentages):

	Years Ended December 31,			2012 vs 2011 Change		2011 vs 2010 Change
	2012	2011	2010	$	%	$	%
Revenue	$330,218	$344,669	$287,043	$(14,451)	(4)%	$57,626	20%
Our revenue is principally derived in the United States. During 2012, 2011, and 2010, revenue generated in the United States represented approximately 93%, 94% and 85%, respectively.
2012 compared to 2011: Revenue decreased in 2012 compared with 2011 by $14.5 million, or 4%, primarily due to a decrease in shipment volume during the first half of the year resulting from the softness in demand across multiple customer markets which we believe was due to a slowdown in capital expenditures by service providers increasingly concerned about macro-economic conditions and uncertainties associated with the implementation of regulatory reforms. In the first half of 2012, revenue decreased by $11.9 million as compared to the same period of 2011. These issues began to subside in the second half of 2012 and our shipment volume and revenue increased accordingly.
2011 compared to 2010: Revenue increased by $57.6 million from $287.0 million in 2010 to $344.7 million in 2011 primarily due to an increase in our customer base as a result of the Occam acquisition. Our revenue in the second half of the fiscal 2011 was impacted by a slowdown in business primarily related to continued delays in Broadband Stimulus awards under the American Recovery and Reinvestment Act of 2009 becoming shippable orders due to challenges that a number of our awarded customers are facing in navigating some of the bureaucratic hurdles of the program. Other factors that contributed to this slowdown include reduced investment in the traditional networks at one of our major customers, the competitive environment, weak macro-economic conditions and fiber shortages in certain portions of the market caused by the tsunami in Northern Japan.
Cost of Revenue and Gross Profit
Our cost of revenue is comprised of the following:

•
Products and services revenue—Cost of products revenue includes the inventory costs of our products that have shipped, accrued warranty costs for our standard warranty program, outbound freight costs to deliver products to our customers, overhead from our manufacturing operations cost centers, including stock-based compensation, and other manufacturing related costs associated with manufacturing our products and managing our inventory. We outsource our manufacturing to third-party manufacturers. Inventory costs are estimated using standard costs, which reflect the cost of historical direct labor, direct overhead and materials used to build our inventory. Cost of services revenue includes direct installation material costs, direct costs from third-party installers, professional service costs, repair fees charged by our outsourced repair contractors to refurbish product returns under an extended warranty or per incident repair agreement, and other miscellaneous costs to support our services.

•
Acquisition-related expenses—Acquisition-related expenses are primarily related to inventory acquired from Occam that was revalued to its estimated fair value and was amortized to cost of revenue as the inventory was sold. We amortized $14.2 million related to the revaluation of inventory during 2011. Additionally, we incurred charges of $5.6 million during 2011 for excess and obsolete inventory resulting from the Occam acquisition.

•
Amortization of acquired intangible assets—In connection with the acquisitions of Occam in 2011 and OSI in 2006, we recorded amortizable intangible assets of $30.3 million and $28.9 million respectively, which included core developed technologies, purchase order backlog and the trade name. These amounts are amortized to cost of revenue over their estimated useful lives. The intangible assets resulting from our acquisition of OSI had been fully amortized during the first quarter of 2011. In addition, we acquired $16.3 million in-process technology from Occam. At the end of the first quarter of 2012, upon the completion of the research and development efforts associated with this in-process technology, we determined that this technology had a useful life of 5 years and therefore reclassified it as core developed technology and began amortizing this intangible asset to cost of revenue during the second quarter of 2012.

The following table sets forth our cost of revenue (in thousands, except for percentages):

	Years Ended December 31,			2012 vs 2011 Change		2011 vs 2010 Change
	2012	2011	2010	$	%	$	%
Cost of revenue:
Products and services	$185,103	$195,698	$168,873	$(10,595)	(5)%	$26,825	16%
Acquisition-related expenses	—	19,966	—	(19,966)	(100)%	19,966	100%
Amortization of intangible assets	7,539	9,552	5,440	(2,013)	(21)%	4,112	76%
Total cost of revenue	$192,642	$225,216	$174,313	$(32,574)	(14)%	$50,903	29%
Gross profit	$137,576	$119,453	$112,730	$18,123	15%	$6,723	6%
Gross margin	42%	35%	39%
2012 compared to 2011: Cost of revenue decreased in 2012 compared with 2011 by $32.6 million, or 14%, which is due to the fact that we did not incur any associated acquisition-related expenses subsequent to 2011, a decrease in cost of products and service revenues, and a decrease in amortization of intangible assets. The decrease in cost of products and service revenues was a result of decreased revenue, increased order volumes, and decreased write-down charges for excess and obsolete inventory as a result of improved inventory management
The decrease in amortization of intangible assets in 2012 is primarily attributable to the completion of the amortization of certain intangibles in 2011 that we acquired from Occam and OSI, offset in part by the amortization of the core developed technology that was reclassified from in-process technology in the first quarter of 2012 as discussed above.
Gross margin increased in 2012 compared with 2011, primarily due to the absence of acquisition-related expenses, lower excess and obsolete inventory write-down charges, and lower intangible assets amortization expenses. Excluding acquisition-related expenses and intangible asset amortization, gross margin increased during 2012 to 44% from 43% in 2011, primarily due to a combination of product mix and cost reductions. In 2012, we shipped more higher margin E-Series platforms as compared to 2011.
2011 compared to 2010: Cost of revenue increased from $174.3 million to $225.2 million for the fiscal 2011 compared with the corresponding periods of fiscal 2010, primarily due to an increase in revenues recognized during this period, acquisition-related expenses and the amortization of acquired intangible assets. In addition we experienced a significant increase in the excess and obsolete inventory write-downs in the third quarter of fiscal 2011 primarily due to end of life inventory and excess parts held by us and our contract manufacturer.

Gross margin decreased during 2011, primarily due to higher acquisition-related expenses and intangible asset amortization when compared to the corresponding period of fiscal 2010. During fiscal 2011, gross margin decreased primarily due to the acquisition-related expenses primarily related to revaluation of inventory acquired in our acquisition of Occam. Excluding acquisition-related expenses and intangible asset amortization, gross margin increased during 2011 to 43% from 41% in 2010, primarily due to cost reductions, change in product mix, and within product mix the introduction of many new products in 2010.
Operating Expenses
Research and Development Expenses
Research and development expenses represent the largest component of our operating expenses and include personnel costs, consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations. We generally expense research and development costs as incurred, since the costs of software development that we incur after a product has reached technological feasibility are not material. The following table sets forth our research and development expenses (in thousands, except for percentages):

	Years Ended December 31,			2012 vs 2011 Change		2011 vs 2010 Change
	2012	2011	2010	$	%	$	%
Research and development	$66,748	$67,725	$55,412	$(977)	(1)%	$12,313	22%
Percent of total revenue	20%	20%	19%
2012 compared to 2011: Research and development expenses decreased in 2012 compared with 2011 by $1.0 million, or 1%, primarily due to a decrease in prototype expenses resulting from the timing of new product development activities, and a decrease in stock-based compensation expense resulting from RSUs granted in a company-wide stock option exchange program, which were fully vested by May 2011. These decreases were offset in part by an increase in compensation expenses due to increased headcount resulting from the acquisition of Ericsson's fiber access assets on November 2, 2012 and the expansion of our China development center.
In connection with our EFAA acquisition that was completed in November 2012, we anticipate that we will incur increased compensation costs within research and development due to additional headcount and increased facility related costs associated with our new San Jose facility. To mitigate this increase in facility expenses, we are actively seeking to sublease our Fremont facility that is estimated to be vacated in March 2013. We are continuing our strategic investments in our Unified Access portfolio. We intend to continue to dedicate significant resources to research and development and to develop new product capabilities to support the performance, scalability and management of our Unified Access portfolio.
2011 compared to 2010: Research and development expenses increased $12.3 million from $55.4 million for 2010 to $67.7 million for 2011, primarily due to an increase in compensation and related costs, including travel-related expenses, from an increase in headcount, and an increase in depreciation and facilities-related expenses resulting from the acquisition of Occam and the expansion of our China development center. In addition we also experienced an increase in prototype and consulting expenses related to new product development and our pursuit of OSMINE certification. This increase was partially offset by a decrease in stock-based compensation expense resulting from RSUs granted in a company-wide stock option exchange program, which began amortizing at the date of our IPO on March 24, 2010, and were fully vested and related stock-based compensation expense recognized by May 2011.
Sales and Marketing Expenses
Sales and marketing expenses consist of personnel costs, employee sales commissions and marketing programs. The following table sets forth our sales and marketing expenses (in thousands, except for percentages):

	Years Ended December 31,			2012 vs 2011 Change		2011 vs 2010 Change
	2012	2011	2010	$	%	$	%
Sales and marketing	$62,129	$55,551	$42,121	$6,578	12%	$13,430	32%
Percent of total revenue	19%	16%	15%
2012 compared to 2011: Sales and marketing expenses increased in 2012 compared with 2011 by $6.6 million, or 12%, primarily due to an increase in compensation and related costs, an increase in stock-based compensation expense, which were primarily driven by an increase in headcount in order to expand our international sales operations.
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

General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs and costs for facilities related to our executive, finance, human resource, information technology and legal organizations and fees for professional services. Professional services consist of outside legal, tax, and audit services. The following table sets forth our general and administrative expenses (in thousands, except for percentages):

	Years Ended December 31,			2012 vs 2011 Change		2011 vs 2010 Change
	2012	2011	2010	$	%	$	%
General and administrative	$26,114	$27,002	$27,998	$(888)	(3)%	$(996)	(4)%
Percent of total revenue	8%	8%	10%
2012 compared to 2011: General and administrative expenses decreased in 2012 compared with 2011 by $0.9 million, or 3%, primarily due to a decrease in stock-based compensation expense resulting from RSUs granted in a company-wide stock option exchange program, which were fully vested by May 2011. These decreases were offset in part by increases in professional service expenses as well as an increase in compensation and related expenses due to increased headcount.
2011 compared to 2010: General and administrative expenses decreased $1.0 million from $28.0 million for 2010 to $27.0 million for 2011. The decrease was primarily due to a decrease in stock-based compensation expense resulting from RSUs granted in a company-wide stock option exchange program, which began vesting at the date of our IPO on March 24, 2010 and were fully vested in May 2011 and a decrease in corporate bonus plan expense. This decrease was partially offset by an increase in compensation and related costs from increased headcount and facilities-related and depreciation expenses due to the Occam acquisition and a severance payment made to our former chief financial officer in the first quarter of fiscal 2011.
Acquisition-related Expenses
We expense all acquisition-related costs as incurred. These costs generally include outside services for legal and accounting fees, costs associated with consolidating facilities, severance and retention bonuses paid to transitional and certain other employees, and costs for other integration services. The following table sets forth our acquisition-related expenses included in operating expenses (in thousands, except for percentages):

	Years Ended December 31,			2012 vs 2011 Change		2011 vs 2010 Change
	2012	2011	2010	$	%	$	%
Acquisition-related expenses	$1,401	$12,927	$3,942	$(11,526)	(89)%	$8,985	228%
Percent of total revenue	—%	4%	1%
2012 compared to 2011: Acquisition-related expenses for 2012 and 2011 were related to our EFAA acquisition and our Occam acquisition, respectively. The decrease is primarily due to the magnitude and complexity of the Occam acquisition compared to the EFAA acquisition. For the Occam acquisition, we incurred significant expenses associated with legal and professional fees, consolidating facilities, severance payments, salaries paid to transitional Occam employees, and stock-based compensation related to accelerated vesting for certain Occam executives who terminated subsequent to the acquisition date. For the EFAA acquisition, the vast majority of the $1.4 million acquisition-related expense consisted of one-time payments made to former Ericsson employees who transferred to Calix as a result of the acquisition. We do not expect any additional acquisition-related expenses going forward for the EFAA acquisition.
2011 compared to 2010: The increase in acquisition-related expenses from 2010 to 2011 was due to that we completed the Occam acquisition in 2011 but did not complete any acquisition in 2010. The expenses incurred in 2010 consisted of legal and professional expenses in connection with our effort to acquire Occam.
For more information regarding the aforementioned acquisitions, see Note 2, “Business Combinations” of the Notes to Consolidated Financial Statements included in this Form 10-K.
Amortization of Intangible Assets
In connection with our acquisitions of Occam in 2011 and OSI in 2006, we recorded amortizable intangible assets related to customer relationships of $51.0 million and $3.7 million, respectively. These amounts are amortized to operating expenses over their estimated useful lives. The amortization of intangible assets related to OSI acquisition was completed during the first quarter of 2011. The following table sets forth our amortization of intangible assets expenses included in operating expenses (in thousands, except for percentages):

	Years Ended December 31,			2012 vs 2011 Change		2011 vs 2010 Change
	2012	2011	2010	$	%	$	%
Amortization of intangible assets	$10,208	$8,569	$740	$1,639	19%	$7,829	1,058%
Percent of total revenue	3%	2%	—%
2012 compared to 2011: Amortization of intangible assets was greater during 2012 due to twelve months of amortization in 2012 compared with ten months of amortization in 2011, as the Occam acquisition was completed on February 22, 2011.
2011 compared to 2010: We recorded amortization expense of $8.6 million for the fiscal year ended December 31, 2011 and $0.7 million for the year ended 2010. The amortization of intangible assets related to our acquisition of OSI was completed during the first quarter of 2011.

The amortization of the intangible assets related to Occam began at the end of February of 2011 and will amortize over their estimated useful lives.
Interest and Other Income (Expense), net
The following table sets forth our interest and other income (expense), net (in thousands, except for percentages):

	Years Ended December 31,			2012 vs 2011 Change		2011 vs 2010 Change
	2012	2011	2010	$	%	$	%
Interest and other income (expense), net
Interest income	$15	$87	$384	$(72)	(83)%	$(297)	(77)%
Interest expense	(185)	(184)	(1,188)	(1)	1%	1,004	(85)%
Gain on bargain purchase	1,029	—	—	1,029	100%	—	—%
Change in fair value of preferred stock warrants	—	—	(173)	—	—%	173	(100)%
Other income (expense), net	(3)	92	(12)	(95)	(103)%	104	(867)%
Total interest and other income (expense), net	$856	$(5)	$(989)	$861	(17,220)%	$984	(99)%
Percent of total revenue	—%	—%	—%
2012 compared to 2011: Interest and other income (expense), net, increased by $0.9 million during 2012 from a net expense of $5 thousand for 2011 to a net income of $0.9 million for 2012. This increase was primarily due to a gain on bargain purchase related to the EFAA acquisition. See Note 2, "Business Combinations" of the Notes to the Consolidated Financial Statements in this Form 10-K for more details. The EFAA acquisition resulted in a bargain purchase as Ericsson had been incurring losses in its fiber access business at the time of the acquisition and was therefore motivated to sell the assets of its fiber access assets.
2011 compared to 2010: Interest and other income (expense), net, was a net expense of $1.0 million for 2010 compared to a net expense of $5 thousand for 2011. The decrease in the net expense during fiscal 2011, when compared to the corresponding period of 2010 was primarily due to a decrease in interest expense resulting from the repayment of our outstanding loan of $20.0 million on May 4, 2010. This decrease was partially offset by a decrease in other income resulting from lower cash and investment balances during 2011 compared to 2010.
Liquidity and Capital Resources
We have funded our operations primarily through cash generated from operations and the 2010 initial public offering of our common stock. At December 31, 2012, we had cash and cash equivalents of $47.0 million, which consisted of deposits held at banks and money market mutual funds held at major financial institutions. We also have a revolving credit facility of $30.0 million based upon a percentage of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services. We are required to pay commitment fees of 0.25% per year on any unused portions of the facility. Any outstanding borrowings under our revolving credit facility bear a variable rate of interest based upon the applicable LIBOR or PRIME rate, which is adjusted based on our leverage ratio. The revolving credit facility matures on June 30, 2013. We intend to obtain a similar revolving credit facility after the current one expires.
The following table presents the cash inflows and outflows by activity during 2012, 2011, and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$27,678	$14,589	$9,176
Net cash used in investing activities	(22,179)	(36,409)	(2,288)
Net cash provided by (used in) financing activities	2,513	(5,634)	27,595
Operating Activities
Our operating activities provided cash of $27.7 million in 2012 and $14.6 million in 2011. The increase in cash provided by operating activities during 2012 as compared to 2011 was due primarily to a favorable change of $16.8 million in our operating results after adjustment of non-cash charges, offset partially by a $3.7 million decrease in net cash inflow resulting from changes in operating assets and liabilities.
In 2012, non-cash charges were $43.0 million (the majority of which consist of depreciation and amortization expenses and stock-based compensation expense). Cash inflows from changes in operating assets and liabilities primarily resulted from a $26.4 million increase in deferred revenue as a result of increased shipments relating to certain RUS-funded contracts, an $11.3 million decrease in inventory due to improved inventory management, and a $2.6 million increase in accounts payable due to the timing of inventory receipts and payments. Cash outflows from changes in operating assets and liabilities included primarily a $13.4 million increase in deferred cost of revenue primarily related to the deferral of certain RUS-funded contracts, a $13.0 million increase in net accounts receivable due to the timing of sale and billing activities, and a $0.9 million decrease in accrued liabilities.
In 2011, our operating activities provided cash of $14.6 million. This resulted primarily from non-cash charges of $50.4 million (the majority of which consist of stock-based compensation expense, amortization of intangible assets, and depreciation expense) and positive net changes in operating assets and liabilities, largely offset by our net loss of $52.6 million. Cash inflows from changes in operating assets and liabilities included primarily a net decrease of $13.7 million in accounts receivable due to strong cash collections, $8.6 million related to the sell through of inventory, an increase in deferred revenue of $2.8 million due to the deferral of certain RUS funded contracts and $0.3 million release of restricted cash. These inflows were partially offset by cash outflows from accounts payable of $7.8 million resulting primarily from payments of accounts payable assumed from Occam and a decrease of $0.7 million in accrued and other liabilities.
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
Investing Activities
In 2012, our cash used in investing activities primarily consisted of cash payment of $12.0 million to complete the acquisition of Ericsson's fiber access assets, and capital expenditures of $10.2 million primarily as a result of purchases of computer equipment and software.
In 2011, our cash used in investing activities primarily consisted of our acquisition of Occam for $60.8 million, net of $33.6 million of Occam cash assumed in the transaction, and capital expenditures of $7.4 million, partially offset by maturities of marketable securities of $31.8 million.
In 2010, our cash used in investing activities consisted of capital expenditures of $5.6 million, which primarily consisted of computer and test equipment, and the purchase of marketable securities of $79.2 million partially offset by sales and maturities of marketable securities of $82.5 million.
Financing Activities
In 2012, our financing activities provided cash of $2.5 million, which consisted of proceeds of $4.1 million from the issuance of common stock under the employee stock purchase plan (“ESPP”) and proceeds of $0.2 million from the exercises of stock options, offset by $1.7 million payment of payroll taxes for the vesting of restricted stock units and restricted stock awards.
In 2011, our cash used in financing activities of $5.6 million primarily consisted of payment of payroll taxes of $10.4 million for the vesting of restricted stock units, offset by proceeds of $3.9 million from the issuance of common stock under the employee stock purchase plan or “ESPP” and proceeds of $0.8 million from the exercise of stock options. The payroll taxes withholding of $10.4 million for the vesting of the RSUs were net share-settled to cover the required withholding tax and the remaining amount was converted into an equivalent number of shares of common stock. The total shares withheld were approximately 485,000, which was based on the value of the RSUs on their vesting date as determined by our closing stock price.
In 2010, our financing activities provided cash of $27.6 million, which primarily consisted of net proceeds of $57.3 million from our IPO partially offset by the repayment of a term loan of $20.0 million. On May 4, 2010, we paid the outstanding loan payable to SVB of $20.0 million in its entirety including outstanding accrued interest and prepayment penalties of $0.4 million. Additionally, we paid payroll taxes of $7.8 million for the vesting of 50% of the restricted stock units or RSUs, that had been exchanged for stock options held by employees in 2009 and $2.2 million for other RSUs that vested during the year ended 2010. Upon vesting, the RSUs were net share-settled to cover the required withholding tax and the remaining amount was converted into an equivalent number of shares of common stock. The total shares withheld were approximately 737,000, which was based on the value of the RSUs on their vesting date as determined by our closing stock price.
Working Capital and Capital Expenditure Needs
Except as disclosed in the Contractual Obligations and Commitments section below, we currently have no material cash commitments, except for normal recurring trade payables, expense accruals, operating leases and firm purchase commitments. In addition, we believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. We may be required to issue performance bonds to satisfy requirements under our RUS-funded contracts. We issue letters of credit under our existing credit facility to support a portion of these performance bonds. In the event we do not have sufficient capacity under our credit facility to support these bonds, we will have to purchase certificates of deposit, which could materially impact our working capital or limit our ability to satisfy such contract requirements. As of December 31, 2012, we had outstanding letters of credit totaling $3.3 million and there was approximately $26.7 million available for borrowing under our revolving credit facility. At December 31, 2011, we had cash of $0.8 million restricted for the issuance of surety performance bonds we acquired through our acquisition of Occam. At December 31, 2012, there were no restrictions on our cash. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.
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
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. The following table summarizes our contractual obligations at December 31, 2012 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	4-5 Years	More Than 5 years
Operating lease obligations (1)	$10,598	$4,255	$3,914	$1,869	$560
Non-cancelable purchase commitments (2)	10,318	10,318	—	—	—
Total	$20,916	$14,573	$3,914	$1,869	$560

(1) The total minimum payments under our operating lease obligations have not been reduced by minimum sublease rentals of $0.3 million due in the future under non-cancelable sublease of a portion of our office in Fremont, California.

(2) Represents outstanding non-cancelable purchase orders for finished goods to be delivered by our contract manufacturers.
Future minimum operating lease obligations in the table above include payments for our primary office space in Petaluma, California, and for our facilities in Minneapolis, Minnesota; Acton, Massachusetts; Nanjing, China; Richardson, Texas; and Fremont, San Jose, and Santa Barbara, California, which expire at various dates through 2018, and for certain office equipment under non-cancelable operating lease agreements, obtained through our acquisition of Occam, which expire at various dates through 2015. A portion of the office in Fremont, California is sublet under a sublease expiring in 2015. We are also actively seeking to sublease the remainder of our Fremont office that is estimated to be vacated in March 2013. A lease agreement for our office in San Jose, California, was entered into in November 2012, and expires in August 2018.
On January 28, 2013, the Company entered into an amendment to its lease agreement (the "Amendment") for its primary office space in Petaluma, California, to extend the lease term from February 2014 to February 2019 under a new base rent schedule effective February 1, 2013. The total minimum future payment commitment under this Amendment is approximately $5.6 million and is not included in the table above.
Off-Balance Sheet Arrangements
As of December 31, 2012 and December 31, 2011, we did not have any off-balance sheet arrangements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At December 31, 2012, we had cash and cash equivalents of $47.0 million, which was held primarily in cash or money market funds. Due to the nature of these money market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our outstanding debt instruments. Any outstanding borrowings under our revolving credit facility bear a variable rate of interest based upon the applicable LIBOR or PRIME rate, which is adjusted based on our leverage ratio. As of December 31, 2012, we had no outstanding borrowings under the revolving credit facility.
Foreign Currency Exchange Risk
In our view, our primary foreign currency exposures are economic, translation, and transaction.
Economic Exposure
The direct effect of foreign currency fluctuations on our sales and expenses have not been material because they are primarily denominated in U.S. dollars. However, we are indirectly exposed to changes in foreign currency exchange rates to the extent of our use of foreign contract manufacturers whom we pay in U.S. dollars. Changes in the local currency rates of these vendors in relation to the U.S. dollar could cause an increase in the price of products that we purchase. Additionally, if the U.S. dollar strengthens relative to other currencies, such strengthening could have an indirect effect on our sales to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. The precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations.

Translation Exposure
Our sales contracts are primarily denominated in U.S. dollars and, therefore, the majority of our revenues are not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities with our subsidiary in China and the United Kingdom, whose functional currencies are the Chinese Renminbi and Great British pound sterling, respectively.
Our operating expenses are incurred primarily in the United States, with a small portion of expenses incurred in China associated with our research and development operations that are maintained there, and in the United Kingdom for our sales and services office there. Our operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. For 2012, approximately 93% of our operating expenses were U.S.-dollar denominated, and 4% and 3% of our expenses were denominated in British pound and Chinese RMB, respectively. Assuming the same currency exchange rates as last year, the negative impact on our 2012 operating results was approximately $62 thousand. If the currencies noted above uniformly fluctuated by plus or minus 10% from the exchange rates as of December 31, 2012, the change in our results of operation for 2013 would be immaterial. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the year ended December 31, 2012 was a net translation gain of approximately $34 thousand. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Consolidated Statements of Comprehensive Loss. During the year ended December 31, 2012, net loss we recognized related to these foreign exchange assets and liabilities was approximately $21 thousand.

ITEM 8.         Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Calix, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of Calix, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule included in the index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calix, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calix, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California
February 21, 2013

CALIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$46,995	$38,938
Restricted cash	—	754
Accounts receivable, net	59,519	46,508
Inventory	43,282	45,229
Deferred cost of revenue	21,077	7,698
Prepaids and other current assets	5,677	4,429
Total current assets	176,550	143,556
Property and equipment, net	21,083	16,130
Goodwill	116,175	116,175
Intangible assets, net	62,301	80,048
Other assets	1,788	2,194
Total assets	$377,897	$358,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,804	$14,250
Accrued liabilities	36,176	36,214
Deferred revenue	39,315	15,347
Total current liabilities	92,295	65,811
Long-term portion of deferred revenue	15,782	13,347
Other long-term liabilities	745	1,528
Total liabilities	108,822	80,686
Commitments and contingencies (See Note 5)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2012 and December 31, 2011	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized; 48,898,924 shares and 47,825,200 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	1,222	1,195
Additional paid-in capital	760,232	740,309
Accumulated other comprehensive income	132	98
Accumulated deficit	(492,511)	(464,185)
Total stockholders’ equity	269,075	277,417
Total liabilities and stockholders’ equity	$377,897	$358,103
See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenue	$330,218	$344,669	$287,043
Cost of revenue:
Products and services (1)	185,103	195,698	168,873
Acquisition-related expenses	—	19,966	—
Amortization of intangible assets	7,539	9,552	5,440
Total cost of revenue	192,642	225,216	174,313
Gross profit	137,576	119,453	112,730
Operating expenses:
Research and development (1)	66,748	67,725	55,412
Sales and marketing (1)	62,129	55,551	42,121
General and administrative (1)	26,114	27,002	27,998
Acquisition-related expenses (1)	1,401	12,927	3,942
Amortization of intangible assets	10,208	8,569	740
Total operating expenses	166,600	171,774	130,213
Loss from operations	(29,024)	(52,321)	(17,483)
Interest and other income (expense), net:
Interest income	15	87	384
Interest expense	(185)	(184)	(1,188)
Gain on bargain purchase	1,029	—	—
Change in fair value of preferred stock warrants	—	—	(173)
Other income (expense), net	(3)	92	(12)
Loss before provision for income taxes	(28,168)	(52,326)	(18,472)
Provision for income taxes	158	224	81
Net loss	(28,326)	(52,550)	(18,553)
Preferred stock dividends	—	—	900
Net loss attributable to common stockholders	$(28,326)	$(52,550)	$(19,453)
Net loss per common share:
Basic and diluted	$(0.59)	$(1.15)	$(0.65)
Weighted-average number of shares used to compute net loss per common share:
Basic and diluted	48,180	45,546	29,778
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments, net	$—	$(21)	$38
Foreign currency translation adjustments, net	34	88	10
Total other comprehensive income, net of tax	34	67	48
Comprehensive loss	$(28,292)	$(52,483)	$(18,505)

(1) Includes stock-based compensation as follows:
Cost of revenue	$1,433	$1,503	$1,745
Research and development	4,227	4,828	5,966
Sales and marketing	5,160	4,500	4,555
General and administrative	6,617	9,538	13,309
Acquisition-related expenses	—	1,234	—
	$17,437	$21,603	$25,575

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands)

	Convertible					Accumulated
	Preferred Stock		Common Stock		Additional	Other		Total
					Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at December 31, 2009	22,492	$479,628	4,087	$102	$52,739	$(17)	$(392,182)	$(339,358)
Preferred stock dividend	54	900	—	—	—	—	(900)	(900)
Preferred stock and preferred stock warrant conversion upon completion of the IPO	(22,546)	(480,528)	28,115	703	480,192	—	—	480,895
IPO proceeds, net of issuance costs and underwriters’ discount	—	—	5,116	128	57,184	—	—	57,312
Stock-based compensation	—	—	—	—	25,575	—	—	25,575
Exercise of stock options and warrants	—	—	164	4	284	—	—	288
Issuance of vested restricted stock units, net of taxes withheld	—	—	1,230	31	(10,035)	—	—	(10,004)
Net loss	—	—	—	—	—	—	(18,553)	(18,553)
Other comprehensive income	—	—	—	—	—	48	—	48
Balance at December 31, 2010	—	—	38,712	968	605,939	31	(411,635)	195,303
Stock-based compensation	—	—	—	—	21,603	—	—	21,603
Acquisition of Occam Networks	—	—	6,359	159	118,469	—	—	118,628
Exercise of stock options and warrants	—	—	207	5	799	—	—	804
Issuance of vested restricted stock units, net of taxes withheld	—	—	1,703	42	(10,418)	—	—	(10,376)
Restricted stock awards issued	—	—	423	11	(11)	—	—	—
Stock issued under employee stock purchase plan	—	—	421	10	3,928	—	—	3,938
Net loss	—	—	—	—	—	—	(52,550)	(52,550)
Other comprehensive income	—	—	—	—	—	67	—	67
Balance at December 31, 2011	—	—	47,825	1,195	740,309	98	(464,185)	277,417
Stock-based compensation	—	—	—	—	17,437	—	—	17,437
Exercise of stock options	—	—	115	3	191	—	—	194
Issuance of vested restricted stock units, net of taxes withheld	—	—	400	10	(1,564)	—	—	(1,554)
Stock issued under employee stock purchase plan	—	—	619	16	4,047	—	—	4,063
Shares withheld for taxes for vested restricted stock awards	—	—	(35)	(1)	(189)			(190)
Restricted stock awards forfeited	—	—	(25)	(1)	1			—
Net loss	—	—	—	—	—	—	(28,326)	(28,326)
Other comprehensive income	—	—	—	—	—	34	—	34
Balance at December 31, 2012	—	$—	48,899	$1,222	$760,232	$132	$(492,511)	$269,075

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(28,326)	$(52,550)	$(18,553)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premiums relating to available-for-sale securities	—	244	967
Depreciation and amortization	8,562	7,954	5,015
Loss on retirement of property and equipment	262	2,449	77
Amortization of intangible assets	17,747	18,121	6,180
Revaluation of warrant liability	—	—	173
Stock-based compensation	17,437	21,603	25,575
Gain on bargain purchase	(1,029)	—	—
Net gains on investments	—	—	(37)
Changes in operating assets and liabilities:
Restricted cash	754	300	629
Accounts receivable, net	(13,011)	13,722	3,615
Inventory	11,308	8,557	(6,001)
Deferred cost of revenue	(13,379)	73	8,697
Prepaids and other assets	47	(148)	1,237
Accounts payable	2,554	(7,818)	(4,367)
Accrued liabilities	(869)	(386)	(2,642)
Deferred revenue	26,403	2,781	(11,430)
Other long-term liabilities	(782)	(313)	41
Net cash provided by operating activities	27,678	14,589	9,176
Investing activities:
Purchase of property and equipment	(10,179)	(7,355)	(5,614)
Purchase of marketable securities	—	—	(79,190)
Sales and maturities of marketable securities	—	31,755	82,516
Acquisitions, net of cash acquired	(12,000)	(60,809)	—
Net cash used in investing activities	(22,179)	(36,409)	(2,288)
Financing activities:
Proceeds from exercise of stock options and other	194	804	288
Proceeds from employee stock purchase plan	4,063	3,938	—
Taxes withheld upon vesting of restricted stock units and restricted stock awards	(1,744)	(10,376)	(10,004)
Principal payments on loans	—	—	(20,000)
Proceeds from initial public offering of common stock, net of issuance costs	—	—	57,311
Net cash provided by (used in) financing activities	2,513	(5,634)	27,595
Effect of exchange rate changes on cash and cash equivalents	45	88	—
Net increase (decrease) in cash and cash equivalents	8,057	(27,366)	34,483
Cash and cash equivalents at beginning of period	38,938	66,304	31,821
Cash and cash equivalents at end of period	$46,995	$38,938	$66,304
Supplemental disclosures of cash flow information
Interest paid	$68	$87	$796
Income taxes paid	125	79	40
Non-cash financing and investing activities
Value of common stock issued in acquisition	$—	$117,258	$—
Fair value of equity awards assumed in connection with acquisition	—	1,370	—
Issuance of Series I preferred stock dividends	—	—	900
See accompanying notes to consolidated financial statements.

CALIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Significant Accounting Policies
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
Basis of Presentation
The Company's fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period.
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
Reclassifications
Certain reclassifications have been made to the Consolidated Balance Sheet and the Consolidated Cash Flow Statement for the prior year to conform to the current year presentation. The reclassifications are related to customer shipments that have not met the delivery criteria for revenue recognition. The impact of the reclassifications to the Consolidated Balance Sheet as of December 31, 2011, included a decrease in each of accounts receivable and deferred revenue of $1.4 million, an increase in inventory of $0.6 million, and a decrease in deferred cost of revenue of $0.6 million. Accordingly, the changes in these aforementioned asset and liability accounts in the Consolidated Statement of Cash Flow for 2011 have been reclassified by the same amounts. The reclassifications did not impact the Company's operating results or cash flows from operating, investing, or financing activities as previously reported.
Applicable Accounting Guidance
Any reference in these notes to applicable accounting guidance (“guidance”) is meant to refer to the authoritative U.S. generally accepted accounting principles ("GAAP") as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
Use of Estimates
The preparation of financial statements is in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For the Company, these estimates include, but are not limited to: allowances for doubtful accounts and sales returns, excess and obsolete inventory, allowances for obligations to its contract manufacturers, useful lives assigned to long-lived assets and acquired intangible assets, warranty costs, and contingencies. Actual results could differ from those estimates, and such differences could be material to the Company's financial position and results of operations.
Business Combination
The Company accounted for its business acquisitions under ASC Topic 805, “Business Combinations” ("ASC Topic 805"). Under this guidance all of the assets acquired and liabilities assumed are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. If a business combination results in a bargain purchase for the Company, the economic gain resulting from the fair value received being greater than the purchase price is recorded as a gain that is included in other income (expense), net in the Consolidated Statements of Comprehensive Loss. Prior to recognizing the gain, the Company reassesses whether it has correctly identified all of the assets acquired and liabilities assumed and recognizes any additional assets or liabilities that result from that review. The Company also reviews the measurement procedures used in valuing the assets acquired and liabilities assumed.
While the Company uses its best estimates and assumptions as a part of calculating the fair value at the acquisition date, the Company's estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which maybe up to one year from the acquisition date, the Company may record adjustments retrospectively to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill, or records a corresponding other income or expense in the case of a bargain purchase. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's Consolidated Statements of Comprehensive Loss.

Transaction costs associated with the business combinations are expensed as incurred, and are included in acquisition-related expenses within operating expenses in the Consolidated Statements of Comprehensive Loss.
Revenue Recognition
The Company derives revenue primarily from the sale of hardware products and related software. Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. The Company generally relies upon sales agreements and customer purchase orders as evidence of an arrangement.

•	Delivery has occurred. The Company uses the shipping terms of the arrangement or evidence of customer acceptance to verify delivery or performance.

•
Sales price is fixed or determinable.   The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment. Payment terms to customers can range from net 30 to net 120 days.

•	Collectability is reasonably assured. The Company assesses collectability based primarily on creditworthiness of customers and their payment histories.
Revenue from installation and training services are recognized as the services are completed. Post-sales software support revenue and extended warranty services revenue are deferred and recognized ratably over the period during which the services are to be performed. To date, service revenue has comprised an insignificant portion of the Company's revenue and the Company has not reported service revenue separately from product revenue in its financial statements. In instances where substantive acceptance provisions are specified in the customer agreement, revenue is deferred until all acceptance criteria have been met. From time to time, the Company offers customers sales incentives, which include volume rebates and discounts. These amounts are estimated on a quarterly basis and recorded net of revenue.
The Company enters into arrangements with certain of its customers who receive government supported loans and grants from the U.S. Department of Agriculture's Rural Utility Service (“RUS”) to finance capital spending. Under the terms of an RUS equipment contract that includes installation services, the customer does not take possession and control and title does not pass until formal acceptance is obtained from the customer. Under this type of arrangement, the Company does not recognize revenue until it has received formal acceptance from the customer. For RUS arrangements that do not involve installation services, the Company recognizes revenue in accordance with the revenue recognition policy described above.
The Company's products contain both software and non-software components that function together to deliver the products' essential functionality. When the Company enters into sales arrangements that consist of multiple deliverables of its product and service offerings, the Company allocates the total consideration of the arrangement to each separable deliverable based on its relative selling price. The Company limits the amount allocable to delivered elements to the amount that is not contingent upon the delivery of additional items or meeting specified performance conditions, and recognize revenue on each deliverable in accordance with its revenue recognition policy. The determination of selling price for each deliverable is based on a selling price hierarchy, which is vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices of an element fall within a narrow range when each element is sold separately. The Company has established VSOE for its training and post-sales software support services based on the normal pricing practices of these services when sold separately. TPE of selling price is established by evaluating whether there are similar competitor products or services that are sold in stand-alone sales transaction to similarly situated customers. Generally, the Company's marketing strategy differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Additionally, as the Company is unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis, it is not typically able to determine TPE. ESP is established considering multiple factors including, but not limited to geographies market conditions, competitive landscape, internal costs, gross margin objectives, characteristics of targeted customers and pricing practices. The determination of ESP is made through consultation with and formal approval by management, taking into consideration the go-to-market strategy.
Cost of Revenue
Cost of revenue consists primarily of finished goods inventory purchased from the Company’s contract manufacturers, payroll and related expenses associated with managing the contract manufacturers’ relationships, depreciation of manufacturing test equipment, warranty costs, excess and obsolete inventory costs, shipping charges, and amortization of certain intangible assets. For the year ended December 31, 2011, cost of revenue also includes acquisition-related expenses associated with the acquisition of Occam primarily related to a charge resulting from the required revaluation of Occam inventory to its estimated fair value and an associated write-down of acquired inventory determined as excess and obsolete.
Stock-Based Compensation
In accordance with ASC Topic 718, "Compensation - Stock Compensation" ("ASC Topic 718"), stock-based awards are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period), which the Company has elected to amortize on a straight-line basis. Stock-based compensation expense has been reduced by the Company’s estimated forfeitures on all unvested awards.
The fair value of stock option and employee stock purchase right is estimated at the grant date using the Black-Scholes option valuation model. The fair value of restricted stock unit and restricted stock award is based on the closing market price of the Company's common stock on the date of grant. The fair value of performance restricted stock unit ("PRSU") with a market condition is estimated on the date of grant, using a Monte Carlo simulation model to estimate the total return ranking of the Company's stock in relation to the peer group over each performance period. Compensation cost on PRSUs with a market condition is not adjusted for subsequent changes in the Company's stock performance or the level of ultimate vesting.
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
Credit Risk and Inventory Supplier Concentrations
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents consist of money market funds, which are invested through financial institutions in the United States. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company also has an insignificant amount of cash held by its foreign subsidiaries in China and the U.K. Management believes that the financial institutions that hold the Company’s cash and investments are financially sound and, accordingly, minimal credit risk exists with respect to these cash and investments.
Concentrations of credit risk in relation to customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated.

	Percentage of Accounts Receivable		Percentage of Revenue
	At December 31,		Years Ended December 31,
	2012	2011	2012	2011	2010
CenturyLink	13%	12%	21%	20%	29%
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company records a specific allowance based on an analysis of individual past-due balances. Additionally, based on its historical write-offs and collections experience, the Company records an additional allowance based on a percentage of outstanding receivables. The Company performs credit evaluations of its customers’ financial condition. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history and financial review of the customer. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s financial position and results of operations.
The Company depends primarily on a small number of outside contract manufacturers for the bulk of its finished goods inventory. The Company generally purchases its products through purchase orders with its suppliers or contract manufacturers. While the Company seeks to maintain a sufficient reserve of its products, the Company’s business and results of operations could be adversely affected by a stoppage or delay in receiving such products, the receipt of defective parts, an increase in price of such products or the Company’s inability to obtain lower prices from its contract manufacturers and suppliers in response to competitive pressures.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade receivables, marketable securities, accounts payable, and other accrued liabilities approximate their fair value due to their relatively short-term nature. The carrying amount of the other long-term liabilities approximates its fair value.
Cash, Cash Equivalents, and Marketable Securities
The Company has invested its excess cash primarily in money market funds. Before 2012, the Company also invested some cash in highly liquid debt instruments. The Company considers all investments with maturities of three months or less when purchased to be cash equivalents. Marketable securities represent highly liquid debt instruments with maturities greater than 90 days at date of purchase. Cash, cash equivalents and marketable securities are stated at amounts that approximate fair value based on quoted market prices.
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
Restricted Cash
As of December 31, 2012, there were no restricted cash balances. Restricted cash consisted of $0.8 million as of December 31, 2011, which is related to performance bonds required for the Company’s RUS-funded customer contracts.
Inventory
Inventory, which primarily consisted of finished goods purchased from contract manufacturers is stated at the lower of cost, determined by the first-in, first-out method, or market value. Inbound shipping costs are included in cost of inventory. In addition, the Company will, from time to time, procure component inventory primarily as a result of manufacturing discontinuation of critical components by suppliers. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis is established that cannot be increased in future periods.
Deferred Cost of Revenue
When the Company’s products have been shipped, but the product revenue associated with the arrangement has been deferred as a result of not meeting the criteria for immediate revenue recognition, the Company also defers the related inventory costs for the delivered items until all criteria are met for revenue recognition. Deferred cost of revenue also includes installation service costs related to customer installation projects in which the revenue has been deferred until completion of the project and, to a lesser extent, trial orders that are pending acceptance.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation, and are depreciated using the straight-line method over the estimated useful life of each asset. Computer equipment is depreciated over two years; purchased software is depreciated over three years; test equipment is depreciated over three years; furniture and fixtures are depreciated over seven years; and leasehold improvements are depreciated over the shorter of the respective lease term or the estimated useful life of the asset. Maintenance and repairs are charged to expense as incurred.
Goodwill, Intangible Assets and Other Long-Lived Assets
The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized but instead is subject to an annual impairment test or more frequently if events or changes in circumstances indicate that it may be impaired. The Company evaluates goodwill on an annual basis as of the end of the second quarter of each fiscal year. Management has determined that it operates as a single reporting unit and, therefore, evaluates goodwill impairment at the enterprise level. To evaluate for impairment, the Company compares its fair value to its carrying value including goodwill. The Company determines its fair value using both an income approach and a market approach. Under the income approach, the Company determines fair value based on estimated future cash flows, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company and the rate of return an outside investor would expect to earn. Under the market-based approach, the Company utilizes information regarding the Company as well as publicly available industry information to determine earnings multiples that are used to value the Company. If the carrying value of the Company exceeds its fair value, the Company will determine the amount of impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.
The Company has completed its annual goodwill impairment test as of June 30, 2012 in July 2012 and determined that the fair value of its reporting unit exceeded the carrying value by approximately 15%. See Note 3, “Goodwill and Intangible Assets” of the Notes to Consolidated Financial Statements in this Form 10-K for a detailed description. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the annual impairment test performed in July 2012. As of December 31, 2012, there was no impairment to the carrying value of the Company's goodwill. There were no impairment losses for goodwill during 2011 and 2010.
Intangible assets with finite useful lives are amortized over their estimated useful life, generally five years. The Company periodically evaluates long-lived assets,  including intangible assets,  for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the assets. The Company has reviewed events and changes to its business during the year and has determined that there was no impairment to its long-lived assets during 2012. The Company did not incur any impairment losses for intangible assets and other long-lived assets during 2011 and 2010.
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
The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. Excluding our foreign operations, the Company recorded a full valuation allowance at each balance sheet date presented because, based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize all of its deferred tax assets in the future. The Company intends to maintain the full valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances.
Foreign Currency Translation
Assets and liabilities of the Company’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the monthly average exchanges rates. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses were not significant during the years ended December 31, 2012, 2011 and 2010.
Recently Adopted Accounting Guidance
In the first quarter of fiscal year 2012, the Company adopted the FASB guidance in Accounting Standards Update (“ASU”) No. 2011-05, "Presentation of Comprehensive Income," which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05," to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. Other than changing the presentation of comprehensive income, the adoption of this guidance did not have an impact on the financial statements of the Company.

2. Business Combinations
Acquisition of Ericsson Fiber Access Assets
On November 2, 2012, Calix acquired the fiber access assets of Ericsson Inc. ("Ericsson"), including the Ericsson EDA 1500 GPON solution and its complementary ONT portfolio, under an Asset Purchase Agreement ("EFAA Acquisition"). In connection with this acquisition, Calix and Ericsson also signed a non-exclusive global reseller agreement, under which Calix will become Ericsson's preferred global partner for broadband access applications. Calix expects this partnership to provide Calix with an extensive new global reseller channel, and Calix believes that its acquisition of Ericsson's fiber access portfolio delivers powerful new complements to Calix's industry-leading Unified Access portfolio. Calix expects that this partnership will also provide Ericsson's existing fiber access customers with world-class support and maintenance, and an expanded portfolio of access systems and software from a leading company totally focused on access.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from Ericsson at the acquisition date (in thousands):

At November 2, 2012
Inventory	$9,361
Other current asset	739
Property and equipment	3,616
Other current liabilities	(124)
Deferred tax liability	(563)
Net assets acquired	13,029
Gain on bargain purchase	(1,029)
Total purchase price	$12,000
The total consideration for the purchase price was $12.0 million in cash. Because the fair value of identifiable assets acquired, net of liabilities assumed, exceeded the consideration transferred, the Company recognized a bargain purchase gain of $1.0 million, net of income taxes. The Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. The gain is included as a separate line item on the Company's 2012 Consolidated Statements of Comprehensive Loss.
Pursuant to the Asset Purchase Agreement, the Company received a credit of approximately $3.3 million, which was recorded at fair value as of the date of the acquisition. The credit can be used for consulting services, additional inventory, or any other purpose agreed to by both parties. Any unused portion of the credit will expire on August 31, 2013 and will have no cash value.

The Company recognized $1.4 million of acquisition-related costs in 2012 in connection with the EFAA Acquisition. These costs are included in the Consolidated Statements of Comprehensive Loss in the line item entitled “Acquisition-related expenses” within Operating expenses.
The assets, liabilities, and operating results associated with the EFAA Acquisition have been included in our consolidated financial statements from the date of acquisition. For 2012, $0.6 million of our total revenue resulted from the EFAA acquisition. It is impracticable to determine the results of operations for EFAA on a standalone basis as the operations associated with these assets have been integrated into our operations. Pro forma results of operations have also not been presented because it is impracticable to obtain the historical operating results of EFAA before the acquisition on a standalone basis and that the effect of the acquisition was not material to our consolidated results of operations.

Acquisition of Occam Networks
On February 22, 2011, the Company completed its acquisition of Occam Networks, Inc. ("Occam") in a stock and cash transaction valued at approximately $213.1 million which consisted of $94.5 million of cash consideration and a value of $118.6 million of common stock and equity awards issued. In connection with the consummation of the acquisition, each outstanding share of common stock of Occam was converted, effective as of February 22, 2011, into the right to receive: (i) 0.2925 shares of Calix common stock and (ii) $3.8337 in cash. In addition, (a) each outstanding Occam stock option or restricted stock unit as of immediately prior to the effective time of the acquisition which was or became vested as of the effective time of the acquisition with a per share exercise price that was less than (i) $3.8337 plus (ii) 0.2925 multiplied by the average volume weighted average trading price of Calix common stock during the five consecutive trading days ending on the trading day that was one day before the effective time of the acquisition, such amount being referred to as the cash-out consideration and (b) Occam options or restricted stock units held by persons who were not Occam employees or consultants immediately prior to the effective time of the acquisition were automatically canceled and extinguished and the vested portion thereof was automatically converted into the right to receive the cash-out consideration for the aggregate number of shares of Occam common stock that were issuable upon the exercise of such stock options or restricted stock units, less any applicable per share exercise price.
Unvested portions of each outstanding Occam stock option or restricted stock unit held by Occam employees who continued to be employed by Calix or its subsidiaries after the effective time of the merger transaction that were not cashed out and canceled as described above were, at the effective time, automatically converted into options or restricted stock units, as the case may be, for Calix common stock, subject to adjustments in accordance with the compensatory award exchange ratio, and subject to the terms and conditions of such award prior to the effective time, including vesting and exercisability. The fair value of Calix stock options and restricted stock units issued to employees of Occam was $5.8 million including those accelerated for Occam executives associated with their severance agreements, which were executed subsequent to the acquisition date. The fair value of options was estimated using a Black-Scholes option pricing model.
The following table represents the weighted average assumptions used to estimate fair value of stock options:

At February 22, 2011
Expected volatility	52%
Expected life (years)	3.95
Expected dividend yield	—
Risk-free interest rate	1.65%
The acquisition of Occam has been accounted for under the acquisition method of accounting, which requires the acquired assets and assumed liabilities to be recorded based on their estimated fair values. The fair values assigned to the acquired assets and assumed liabilities are based on valuations using management's best estimates and assumptions utilizing the best information available at the time these consolidated financial statements were issued. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.

The following table summarizes the fair value of the acquired assets and assumed liabilities related to the acquisition of Occam (in thousands):

At February 22, 2011
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
Trade names represent acquired product names, which are expected to have a useful life of six months. Customer relationships represent agreements with existing Occam customers and have estimated useful lives of five years.
Core developed technology represents technology that has reached technological feasibility and includes Occam's primary product line. The fair value of the core developed technology is determined using future discounted cash flows related to the projected income stream of the developed technology for a discrete projection period. Core developed technology will be amortized over its estimated useful life of five years.
In-process technology represents projects that have not reached technological feasibility at the time of the acquisition and they do not have a finite useful life. In-process technology will be impaired, if abandoned, or amortized in future periods, depending on the ability of the Company to use the research and development in future periods. See Note 3, "Goodwill and Intangible Assets" of the Notes to Consolidated Financial Statements in this Form 10-K for an update of the in-process technology acquired from Occam.
Acquired backlog represents goods and services that the Occam customers are contractually obligated to receive in the future and is expected to have a ten month life.
During the year ended December 31, 2011, the Company incurred $20.0 million of acquisition-related expenses that was recorded in cost of revenue, resulting from the required revaluation of inventory to its estimated fair value and an associated write-down of inventory determined as excess and obsolete. The Company also recorded $12.9 million of acquisition-related expenses within operating expenses in the twelve months ended December 31, 2011, related to severance for terminated employees and salaries for transitional employees, expenses associated with consolidating facilities, transaction costs for financial advisory, legal and accounting services, and stock-based compensation expense primarily related to accelerated vesting for certain Occam executives who terminated subsequent to the acquisition date.
The premium paid by the Company in this transaction is attributable to the strategic benefits of creating a more competitive and efficient company, more capable of competing against larger telecommunications equipment companies in more markets and the significant cost synergies that would be obtained by the combined organization. The combined organization is expected to provide communications service providers globally with an enhanced portfolio of advanced broadband access systems, and accelerate innovation across the expanded Calix Unified Access portfolio. The acquisition is expected to result in more access options over both fiber and copper for communications service providers to deploy, which could expedite the proliferation of advanced broadband services to both residential and business subscribers, including such services as high-speed Internet, Internet protocol television, voice over internet protocol ("VOIP"), Ethernet business services, and other advanced broadband applications.

The results of operations of Occam are included in the Company's consolidated results of operations beginning on the February 22, 2011 acquisition date. The following pro forma information of 2010 gives effect to the business combination that was completed during the quarter ended March 26, 2011 as if the business combination occurred at the beginning of 2010. The pro forma results are not necessarily indicative of what actually would have occurred had the business combination been in effect for the period presented:

(in thousands)	Year Ended December 31, 2010
Revenue	$381,495
Net loss attributable to common stockholders	$(47,614)
The above Pro forma results have been adjusted for the following material adjustments, as if the business combination was completed on January 1, 2010:

1.
Pro forma revenue for the year ended December 31, 2010, reflects elimination of deferred revenue of $13.0 million and related deferred cost of revenue of $6.2 million, associated with Occam's products shipped but pending customer acceptance, as of December 31, 2009, as this would have been assigned little or no value, under the acquisition method of accounting.

2.
Pro forma net loss for the year ended December 31, 2010, includes amortization of intangible assets of $18.1 million that would have been acquired as if the business combination was completed on January 1, 2010.

3. Goodwill and Intangible Assets
Goodwill
Goodwill was recorded as a result of the Company's acquisitions of Occam in February 2011 and Optical Solutions, Inc. ("OSI") in February 2006. This goodwill is not deductible for tax purposes, and there have been no adjustments to goodwill since the acquisition dates. The table below sets forth changes in carrying amount of goodwill during 2011 and 2012 (in thousands):

	2012	2011
Balance at beginning of year	$116,175	$65,576
Goodwill acquired during year	—	50,599
Balance at end of year	$116,175	$116,175
In accordance with our annual goodwill impairment test, we evaluated the potential impairment of goodwill as of June 30, 2012 in July 2012. The goodwill impairment testing process involved the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity in determination of the fair value of our sole reporting unit. In performing the first step of the goodwill impairment test, we determined the fair value of our reporting unit by combining two valuation methods, a discounted cash flow analysis (DCF) and market multiples of comparable publicly traded companies. Under the DCF method, we prepared annual projections of future cash flows over a period of five years (the “discrete projection period”) and applied a terminal value assumption to the final year within the discrete projection period to estimate the total value of the cash flows beyond the final year. These projected cash flow estimates were then discounted using a discount rate that reflected market-based estimates based on comparable publicly traded companies, and included an additional risk premium specific to Calix. Under the market multiples method, fair value was determined by applying multiples of Revenue and EBITDA (earnings before interest, taxes, depreciation and amortization). In addition, we analyzed the fair value of our reporting unit and our total market capitalization for reasonableness, taking into account certain factors, including control premium, which were based on values observed in market transactions. Based on our analyses, we determined that the fair value of our reporting unit exceeded the carrying value by approximately 15% and no indicators of impairment were evident. However, significant changes in these estimates and assumptions could create future impairment losses to goodwill.
At the end of 2012, the Company reviewed events and changes to its business subsequent to the impairment test performed in July 2012 and concluded that there were no indicators of impairment to the carrying value of its goodwill through December 31, 2012. As of December 31, 2012, there was no impairment to the carrying value of the Company's goodwill.

Intangible Assets
Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of December 31, 2012 and December 31, 2011 are disclosed in the following table (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(38,986)	$29,978	$52,694	$(31,447)	$21,247
Customer relationships	54,740	(22,417)	32,323	54,740	(12,209)	42,531
Purchase order backlog	—	—	—	4,260	(4,260)	—
Trade name	—	—	—	2,290	(2,290)	—
Total amortizable intangible assets	123,704	(61,403)	62,301	113,984	(50,206)	63,778
In-process technology	—	—	—	16,270	—	16,270
Total intangible assets, excluding goodwill	$123,704	$(61,403)	$62,301	$130,254	$(50,206)	$80,048
At the end of the first quarter of 2012, upon the completion of the research and development efforts associated with the $16.3 million in-process technology that was acquired from Occam, the Company determined that this technology had a useful life of 5 years and therefore reclassified it as core developed technology. The Company began amortizing this intangible asset to cost of revenue during the second quarter of 2012.
Amortization expense for intangible assets was $17.7 million, $18.1 million, and $6.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. Expected future amortization expense for the fiscal years indicated is as follows (in thousands):

Period	Expected Amortization Expense
2013	$18,561
2014	18,561
2015	18,561
2016	5,805
2017	813
Total	$62,301

4. Balance Sheet Details
Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Cash	$27,157	$19,109
Money market funds	19,838	19,829
Total cash and cash equivalents	$46,995	$38,938
As of December 31, 2012 and 2011, the Company did not hold any marketable securities and therefore there were no unrealized gains or losses. Realized gains and losses on the investments are determined on the specific identification method and are reflected in results of operations. The Company did not experience any significant realized gains or losses on its investments through December 31, 2012.
Inventory consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Raw materials	$9,377	$3,077
Finished goods	33,905	42,152
Total inventory	$43,282	$45,229

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Accounts receivable	$61,680	$47,745
Allowance for doubtful accounts	(421)	(402)
Product return reserve	(1,740)	(835)
Accounts receivable, net	$59,519	$46,508
Property and equipment, net consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Computer equipment and purchased software	$31,582	$28,477
Test equipment	37,595	29,849
Furniture and fixtures	1,470	1,480
Leasehold improvements	6,763	6,342
Total	77,410	66,148
Accumulated depreciation and amortization	(56,327)	(50,018)
Property and equipment, net	$21,083	$16,130
Depreciation and amortization expense was $8.6 million, $8.0 million, and $5.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Accrued liabilities consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Accrued warranty	$11,762	$12,104
Accrued compensation and related benefits	12,906	12,406
Accrued professional and consulting fees	1,740	1,741
Accrued excess and obsolete inventory at contract manufacturers	1,357	3,784
Accrued customer rebates	1,565	1,549
Accrued business travel expenses	593	383
Sales and use tax payable	929	861
Income taxes payable	627	173
Accrued other	4,697	3,213
Total accrued liabilities	$36,176	$36,214
Deferred cost of revenue consisted entirely of products and services. Deferred revenue consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Deferred Revenue:
Product and services - current	$36,715	$13,079
Extended Warranty - current	2,600	2,268
Extended warranty - non-current	15,711	13,282
Product and services - non-current	71	65
Total deferred revenue	$55,097	$28,694

The following table provides the balances and changes in the components of accumulated other comprehensive income (loss) for the years indicated (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at 12/31/2009	$—	$(17)	$(17)
Current period other comprehensive income	10	38	48
Balance at 12/31/2010	10	21	31
Current period other comprehensive income (loss)	88	(21)	67
Balance at 12/31/2011	98	—	98
Current period other comprehensive income	34	—	34
Balance at 12/31/2012	$132	$—	$132

5. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of December 31, 2012 (in thousands):

Period	Minimum Future Lease Payments
2013	$4,255
2014	2,405
2015	1,509
2016	989
2017	880
Thereafter	560
Total	$10,598
The above total minimum payments have not been reduced by minimum sublease rentals of $0.3 million due in the future under non-cancelable sublease of a portion of the Company's office in Fremont, California.
The Company leases its primary office space in Petaluma, California under a lease agreement ("Petaluma Lease") that extends through February 2014. The Company received a lease incentive consisting of $1.2 million in leasehold improvements provided by the lessor. The Company has capitalized the full amount of the lease incentive and this incentive is being amortized through rent expense over the lease term. As of December 31, 2012, the unamortized lease incentive related to this lease was $0.3 million. Payments under the Company’s operating leases that escalate over the term of the lease are recognized as rent expense on a straight-line basis. On January 28, 2013, the Company entered into an amendment to the Petaluma Lease. See Note 14, "Subsequent Event" for detailed discussions.
The above table also includes future minimum lease payments for our facilities in Minneapolis, Minnesota, Acton, Massachusetts, Nanjing, China, Richardson, Texas, and Fremont, San Jose, and Santa Barbara, California, which expire at various dates through 2018, and for certain office equipment under non-cancelable operating lease agreements, which expire at various dates through 2015. A lease agreement for our office in San Jose, California was entered into in November 2012 and expires in August 2018.
Rent expense, net of sublease income, was $3.5 million, $3.6 million, and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Purchase Commitments
The Company’s primary contract manufacturers place orders for component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the contract manufacturers to build the products included in the build forecasts. The Company does not take ownership of the components and any outstanding orders do not represent firm purchase commitments pursuant to the Company’s agreement with the contract manufacturer. The Company will provide purchase orders to its contract manufacturers in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the manufacturer has converted the component inventory to a finished product and takes ownership of the inventory when transferred to the designated shipping warehouse. However, historically, the Company has reimbursed its primary contract manufacturer for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by its suppliers, or in cases where inventory levels greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders, which are included in accrued liabilities in the accompanying balance sheets, were $1.4 million and $3.8 million as of December 31, 2012 and 2011, respectively. The Company records these amounts in cost of products and services in its Consolidated Statements of Comprehensive Loss.
As of December 31, 2012, the Company had non-cancelable outstanding purchase orders of $10.3 million for finished goods to be delivered by its contract manufacturers within one year.
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
Changes in the Company’s warranty reserve in the periods as indicated were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of period	$12,104	$3,789	$4,213
Accrued warranty from the Occam acquisition	—	8,500	—
Warranty charged to cost of revenue	4,701	5,883	5,258
Utilization of warranty	(5,043)	(6,068)	(5,682)
Balance at end of period	$11,762	$12,104	$3,789
Litigation
From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities.
On September 16, 2010, the Company, two direct, wholly owned subsidiaries of the Company, and Occam entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). In response to the announcement of the Merger Agreement, on October 6, 2010, a purported class action complaint was filed by stockholders of Occam in the Delaware Court of Chancery: Steinhardt v. Howard-Anderson, et al. (Case No. 5878-VCL). On November 24, 2010, these stockholders filed an amended complaint, or the amended Steinhardt complaint. The amended Steinhardt complaint names Occam and the members of the Occam board of directors as defendants. The amended Steinhardt complaint does not name Calix as a defendant.
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

6. Fair Value Measurements
In accordance with ASC Topic 820, "Fair Value Measurements and Disclosures," (“ASC Topic 820”), the Company measures its cash equivalents and marketable securities at fair value on a recurring basis. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
As of December 31, 2012 and December 31, 2011, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

As of December 31, 2012	Level 1	Total
Money market funds	$19,838	$19,838
Total	$19,838	$19,838

As of December 31, 2011	Level 1	Total
Money market funds	$19,829	$19,829
Total	$19,829	$19,829
The Company’s valuation techniques used to measure the fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. The Company has no level 2 or level 3 financial assets.

7. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net loss attributable to common stockholders	$(28,326)	$(52,550)	$(19,453)
Denominator:
Weighted-average common shares outstanding	48,180	45,546	29,778
Basic and diluted net loss per common share	$(0.59)	$(1.15)	$(0.65)
For the year ended December 31, 2012 and 2011, unvested restricted stock awards are included in the calculation of basic weighted-average shares because such shares are participating securities, however the impact was immaterial.
As the Company incurred net losses in the periods presented, the following table displays the Company’s other outstanding common stock equivalents that were excluded from the computation of diluted net loss per share, as the effect of including them would have been anti-dilutive (in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
Restricted stock units and performance restricted stock units	1,945	1,775	3,426
Stock options	2,213	1,661	735
Employee stock purchase plan	369	326	177
Common stock warrants	23	23	65
Total common stock equivalents	4,550	3,785	4,403

8. Stockholders’ Equity
Common Stock
On March 2, 2010, the Company’s board of directors approved an amended and restated certificate of incorporation that increased the authorized common stock to 100 million shares and the authorized preferred stock to 5.0 million shares effective immediately prior to the completion of the Company’s initial public offering on March 26, 2010.
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
On March 26, 2010, the Company completed its initial public offering in which 4,166,666 shares of common stock were sold by the Company at a public offering price of $13.00 per share. Gross proceeds of $54.2 million from the sale of common stock by the Company were reduced by issuance costs of $4.6 million and underwriters fees of $3.8 million. On April 8, 2010, the Company issued and sold 949,339 shares of common stock resulting from the exercise of the underwriters’ option to purchase common shares associated with the Company’s initial public offering. This sale resulted in gross proceeds of $12.3 million based on an initial public offering price of $13.00 per share of common stock, which were reduced by underwriters’ discount and offering expenses payable by the Company of $0.8 million.
On February 22, 2011, in connection with the acquisition of Occam, the Company issued 6.4 million shares of the Company’s common stock, a value of $117.2 million. For more information regarding the acquisition of Occam see Note 2, “Business Combinations” of the Notes to Consolidated Financial Statements in this Form 10-K.
Holders of our common stock are entitled to receive dividends, if any, as may be declared from time to time by our board of directors out of legally available funds. No dividends have been declared or paid as of December 31, 2012. In the event of our liquidation, dissolution or winding up, holders of our common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of our debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then outstanding shares of preferred stock.
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
Equity Incentive Plans
Prior to March 2010, the Company had the 2000 Stock Plan ("2000 Plan") and the Amended and Restated 2002 Stock Plan ("2002 Plan") (together, "Prior Plans"). Under the Prior Plans, the Company may grant incentive stock options at a price not less than 100% of the fair market value of the common stock on the date of grant and non-statutory stock options at a price not less than 85%, or, with respect to the 2002 Plan, 100% of the fair market value of the common stock on the date of grant. Before April 2004, certain options could be granted with the right to exercise those options before vesting. The majority of the stock options granted under the Prior Plans vest over 4 years and expire in 10 years.
On March 2, 2010, the Company’s Board of Directors approved the 2010 Equity Incentive Award Plan ("2010 Plan") which allows the Company to grant stock options, restricted stock awards ("RSA"), restricted stock units ("RSU"), performance restricted stock units ("PRSU"), stock appreciation rights, dividend equivalents, deferred stock, and stock payments to employees, directors and consultants of the Company. A total of 4,666,666 shares of common stock were reserved for future issuance under the 2010 Plan, which became effective upon the completion of the Company’s initial public offering of common stock. In addition, on the first day of each year beginning in 2011 and ending in 2020, the 2010 Plan provides for an annual automatic increase to the shares reserved for issuance and no more than 17,150,494 shares of Common Stock may be issued upon the exercise of Incentive Stock Options. Pursuant to the automatic annual increase, 666,666 and 666,666 additional shares were reserved under the 2010 Plan on January 1, 2012 and 2011, respectively.
Upon the effectiveness of the 2010 Plan, equity awards were granted only under the 2010 Plan and shares of common stock previously reserved for issuance under the Prior Plans became available for issuance under the 2010 Plan. To date, awards granted under the 2010 Plan consist of stock options, RSAs, RSUs and PRSUs.
Stock options granted under the 2010 Plan are granted in general at a price not less than 100% of the fair market value of the common stock on the date of grant. Generally, the options issued under the 2010 Plan vest 25% on the first anniversary of the vesting commencement date and on a monthly basis thereafter for a period of an additional three years. The options have a maximum term of ten years.
Each RSU granted under the 2010 Plan represents a right to receive one share of the Company’s common stock (subject to adjustment for certain specified changes in the capital structure of the Company) upon the completion of a specific period of continued service. The majority of RSUs granted vest over four years.
In July 2011, the Company granted 423,000 RSAs to executives under the 2010 Plan, which vest 25% per year for 4 years from the grant date. Upon issuance of RSA, the holder is entitled to have all the rights of a stockholder, subject to the restrictions in his or her Award Agreement, including the right to receive all dividends and other distributions paid or made with respect to the shares.
In the first quarter of 2012, the Company began to grant PRSUs to its executives. The performance criterion is based on the relative total shareholder return (“TSR”) of Calix common stock as compared to the TSR of the Company’s peer group. The Company established two-year and three-year performance periods that are from January 1, 2012 to December 31, 2013 and 2014, respectively. The TSR is calculated by dividing (a) the average closing trading price for the 90-day period ending on the last day of the applicable performance period by (b) the average closing trading price for the 90-day period immediately preceding January 1, 2012. This TSR is then used to derive the achievement ratio, which is then multiplied by the number of units in the grant to derive the common stock to be issued for each performance period, which may equal from zero percent (0%) to two hundred percent (200%) of the target award.
Stock Option Exchange Program
On September 23, 2009, the Company completed a stock option exchange program, which was approved by its board of directors in July 2009, pursuant to which eligible employees were able to exchange eligible stock options for restricted stock units on a one-for-one basis. Pursuant to the exchange, the Company canceled options for 3.4 million shares of the Company’s common stock and issued an equivalent number of RSUs to eligible holders on September 23, 2009. The vesting schedule for the RSUs was as follows: 50% of the RSUs vested on the first day the trading window opened for employees that was more than 180 days following the effective date of an initial public offering, which vesting date was October 26, 2010, or the First Vesting Date, and the remaining 50% of the RSUs vested on the first day the trading window opens for employees that is more than 180 days after the First Vesting Date, which second vesting date was in May 2011, in each case, subject to the employee’s or director’s continuous service to the Company through the corresponding vesting date. In connection with the RSU grants, the unrecognized compensation expense related to the exchanged options was expensed over the remainder of the original vesting period of the options exchanged. The incremental cost due to the exchange was deferred until a liquidity event, which happened with the Company’s IPO, and had been recognized in accordance with the vesting periods described above.
Stock Options
The following table summarizes the activity of stock options under the Company’s equity incentive plans (in thousands, except per share data):

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Life	Intrinsic
Stock Options	Shares	Per Share	(in years)	Value (1)
Outstanding as of December 31, 2011	1,661	$15.33
Granted	795	8.76
Exercised	(115)	1.69
Forfeited or expired	(128)	18.22
Outstanding as of December 31, 2012	2,213	$13.51	7.8	$1,319
Vested and expected to vest at December 31, 2012	2,146	$13.60	7.8	$1,287

(1) Amounts represent the difference between the exercise price and the fair market value of common stock at December 31, 2012 for all in the money options outstanding.
During the years ended December 31, 2012, 2011, and 2010, total intrinsic value of stock options exercised was $0.6 million, $2.7 million, and $1.9 million, respectively. Total cash received from employees as a result of stock option exercises in 2012, 2011, and 2010 was $0.2 million, $0.8 million, and $0.3 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012 (in thousands, except year and per share data):

			Options Outstanding			Options Exercisable
				Weighted-Average	Weighted-		Weighted-
			Number	Remaining	Average	Number	Average
			of Shares	Contractual Life	Exercise Price	of Shares	Exercise Price
Range of Exercise Prices			Outstanding	(in years)	Per Share	Exercisable	Per Share
$0.49	—	$6.80	589	7.1	$5.52	263	$4.31
6.95	—	10.71	601	8.8	9.72	164	9.37
10.85	—	18.86	492	8.0	15.74	247	15.53
19.40	—	31.19	447	8.1	21.60	218	21.78
33.57	—	4,401.93	84	3.3	40.56	84	40.56
$0.49	—	$4,401.93	2,213	7.8	$13.51	976	$15.01
Restricted Stock Units, Performance Restricted Stock Units, and Restricted Stock Awards
The following table summarizes the activities of the Company's RSUs, PRSUs, and RSAs under the Company’s equity incentive plans (in thousands, except per share data):

	RSUs		PRSUs		RSAs
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Outstanding at December 31, 2011	1,775	$14.27	—	$—	423	$21.67
Granted	683	6.55	190	14.81	—	—
Vested	(642)	13.11	—	—	(99)	21.67
Canceled	(54)	15.20	(7)	15.61	(25)	21.67
Outstanding at December 31, 2012	1,762	$11.67	183	$14.78	299	$21.67
Upon vesting of certain RSUs and RSAs, the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The number of shares withheld was based on the value of the RSUs or RSAs on their vesting date as determined by the Company’s closing stock price. The withheld shares are reserved for future grant and issuance under the 2010 Plan.
Employee Stock Purchase Plan
The Company’s 2010 Employee Stock Purchase Plan, as amended (“2010 ESPP”) allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their annual compensation subject to certain Internal Revenue Code limitations. In addition, no participant may purchase more than 2,000 shares of common stock in each offering period.
The offering periods under the 2010 ESPP are six-month periods commencing on June 1 and December 1 of each year. The price of common stock purchased under the plan is 85 percent of the lower of the fair market value of the common stock on the commencement date and exercise date of each six-month offering period.
At the 2012 Annual Meeting of Stockholders, stockholders approved an amendment to the Company's 2010 ESPP to increase the number of shares of common stock reserved for issuance from 1,000,000 shares to 4,300,000 shares. During the twelve months ended December 31, 2012, 619,000 shares were purchased and issued. As of December 31, 2012, there were 3,259,596 shares available for issuance.
Stock Based Compensation
In accordance with ASC Topic 718, stock-based compensation expense associated with stock options, RSUs, PRSUs, RSAs, and purchase rights under the 2010 ESPP is measured at the grant date based on the fair value of the award, and is recognized, net of forfeitures, as expense over the remaining requisite service period on a straight-line basis. During the years ended December 31, 2012, 2011, and 2010, the Company recorded stock-based compensation expense of $17.4 million, $21.6 million and $25.6 million, respectively.

The following table summarizes the weighted-average grant date fair values of the Company's stock-based awards granted in the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Stock options	$4.68	$9.77	$6.50
RSUs	$6.55	$21.33	$11.12
PRSUs	$14.81	N/A	N/A
RSAs	N/A	$21.67	N/A
ESPP	$2.34	$3.48	$4.20
The Company values the RSUs and RSAs at the closing market price of the Company’s common stock on the date of grant.
The fair value of the PRSU with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the TSR of the Company's stock in relation to the peer group over each performance period. Compensation cost on PRSUs with a market condition is not adjusted for subsequent changes in the Company's stock performance or the level of ultimate vesting.
The Company estimates the fair value of stock options and purchase rights under the 2010 ESPP at the grant date using the Black-Scholes option-pricing model. This model requires the use of the following assumptions:
(i) Expected volatility of the Company's common stock - Starting in the fourth quarter of 2012, the Company computed its expected volatility assumption based on a blended volatility (50% historical volatility and 50% implied volatility from traded options on the Company's common stock). This change of the method was made as the Company's common stock has now been publicly traded for more than two years, a sufficient history of stock prices had been developed. The selection of a blended volatility assumption was based upon the Company's assessment that a blended volatility is more representative of the Company's future stock price trend as it weighs the historical volatility with the future implied volatility. Expected volatilities computed using this new method for stock options granted in the fourth quarter of 2012 was 66%. Prior to the fourth quarter of 2012, the Company’s computation of expected volatility was based on the Company’s peer group in the industry in which the Company does business. Expected volatilities computed using the old method for stock options granted in the first three quarters of 2012 ranged from 55% to 56%.
(ii) Expected life of the option award - Represents the weighted-average period that the stock options are expected to remain outstanding. The Company’s computation of expected life utilizes the simplified method in accordance with Staff Accounting Bulletin No. 110 ("SAB 110") due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The mid-point between the vesting date and the expiration date is used as the expected term under this method.
(iii) Expected dividend yield - Assumption is based on the Company's history of not paying dividends and no future expectations of dividend payouts.
(iv) Risk-free interest rate - Based on the U.S. Treasury yield curve in effect at the time of grant with maturities approximating the grant’s expected life.
The following table summarizes the weighted-average assumptions used in estimating the grant-date fair value of stock options and of each employee’s purchase right under the 2010 ESPP in the periods indicated:

	Years Ended December 31,
Stock Options	2012	2011	2010
Expected volatility	56%	52%	53%
Expected life (years)	6.25	6.25	6.25
Expected dividend yield	—	—	—
Risk-free interest rate	1.06%	2.11%	2.03%

	Years Ended December 31,
ESPP	2012	2011	2010
Expected volatility	63%	52%	55%
Expected life (years)	0.50	0.50	0.50
Expected dividend yield	—	—	—
Risk-free interest rate	0.13%	0.66%	1.20%
In addition, the Company applies an estimated forfeiture rate to awards granted and records stock-based compensation expense only for those awards that are expected to vest. Forfeiture rates are estimated at the time of grant based on the Company's historical experience. Further, to the extent the Company's actual forfeiture rate is different from management's estimate, stock-based compensation is adjusted accordingly.
On February 22, 2011, in connection with the acquisition of Occam (see Note 2, "Business Combinations" of the Notes to Consolidated Financial Statements in this Form 10-K), the Company issued 536,190 stock options and 42,654 RSUs to certain Occam employees. The grants were in exchange for certain options and RSUs that were held by Occam employees prior to the acquisition which retained the original vesting schedule of the initial Occam grants, except for certain equity awards held by Occam executives that were accelerated in association with their severance agreements. The Company estimated the fair value of $5.8 million of the options and RSUs in accordance with ASC Topic 718. In accordance with ASC Topic 805, the Company allocated the value of $1.4 million of certain options and RSUs to consideration in the business combination with the remaining value of $4.5 million allocated to post-combination expense to be recognized over the remaining service period of the grants.
As of December 31, 2012, unrecognized stock-based compensation expenses by award type, net of estimated forfeitures, and their expected weighted-average recognition periods are summarized in the following table (in thousands).

	As of December 31, 2012
	Stock Option	RSU	PRSU	RSA	ESPP
Unrecognized stock-based compensation expense	$7,651	$15,260	$1,503	$5,265	$740
Weighted-average amortization period (in years)	2.6	2.2	1.4	2.6	0.4
Common Stock Warrants
Warrants to purchase convertible preferred stock that did not expire at the close of the Company’s initial public offering, in March 2010, converted to warrants to purchase common stock at the applicable conversion rate for the related preferred stock. As of December 31, 2012, the following warrants to purchase common stock were outstanding (in thousands, except per share data):

Expiration Date	Exercise Price Per Share	Number of Warrants Outstanding
August 16, 2014	$7.89	8
September 4, 2017	$16.56	15
		23
Shares Reserved for Future Issuance
The Company had common shares reserved for future issuance as follows (in thousands):

	As of December 31,
	2012	2011	2010
Stock options outstanding	2,213	1,661	735
Restricted stock units outstanding	1,762	1,775	3,426
Performance restricted stock units outstanding	183	—	—
Shares available for future grant under 2010 Plan	3,959	4,508	5,061
Shares available for future issuance under ESPP	3,260	579	1,000
Common stock warrants	23	23	65
Total	11,400	8,546	10,287

9. Employee Benefit Plan
The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company, at the discretion of the board of directors, may make additional matching contributions on behalf of the participants. The Company made matching contributions totaling $1.4 million, $1.3 million, and $0.7 million in 2012, 2011 and 2010.
10. Credit Facility
The Company has a revolving credit facility of $30.0 million based upon a percentage of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services. The Company had outstanding letters of credit totaling $3.3 million and $2.8 million as of December 31, 2012 and December 31, 2011, respectively. There were no outstanding borrowings under the revolving credit facility as of December 31, 2012 and December 31, 2011. As of December 31, 2012, there was approximately $26.7 million available for borrowing under this revolving credit facility. The Company is also required to pay commitment fees of 0.25% per year on any unused portions of the facility. As of December 31, 2012 and December 31, 2011, the Company was in compliance with its financial covenants under the credit facility. The revolving credit facility matures on June 30, 2013.
11. Income Taxes
The Company recorded a provision for income taxes of $0.2 million, $0.2 million, and $0.1 million, in 2012, 2011, and 2010, respectively. The income tax provision for 2012 primarily consisted of federal alternative minimum tax and state and foreign income taxes. Related to the bargain purchase of EFAA during the year, the Company established a deferred tax liability in the opening balance sheet. The bargain purchase gain is presented net of tax in the Company's 2012 Consolidated Statements of Comprehensive Loss. The deferred tax liability was offset against the Company's deferred tax assets subsequent to the date of acquisition. Given that the Company has a full valuation allowance against its deferred tax assets, the valuation allowance related to this offsetting amount was released resulting in a tax benefit of $0.6 million, which partially offset the tax provision during 2012.
Provision for income taxes consisted of the following for the periods indicated (in thousands):

	Years Ended December 31,
	2012	2011	2010
Federal current income tax	$152	$—	$(8)
State current income tax	73	114	46
Foreign current income tax	440	228	43
Federal deferred income tax (benefit)	(474)	—	—
State deferred income tax (benefit)	(89)	—	—
Foreign deferred income tax (benefit)	56	(118)	—
Provision for income taxes	$158	$224	$81
The differences between the statutory tax rate and the effective tax rate, expressed as a percentage of loss before provision for income taxes, were as follows:

	Years Ended December 31,
	2012	2011	2010
Federal statutory rate	34.0%	34.0%	34.0%
State statutory rate	5.2%	5.2%	6.5%
Foreign operations	0.1%	0.2%	—%
R&D tax credits	2.5%	2.1%	4.7%
Release of valuation allowance related to EFAA acquisition	2.0%	—%	—%
Acquisition-related costs	1.2%	(1.5)%	(7.2)%
Tax attribute true-up from tax studies	—%	—%	(28.7)%
Other permanent items	0.1%	(1.6)%	(1.4)%
Valuation allowance	(45.7)%	(38.8)%	(8.3)%
Effective tax rate	(0.6)%	(0.4)%	(0.4)%

The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$180,005	$182,674
Tax credit carryforwards	20,154	19,076
Depreciation and amortization	2,858	3,619
Accruals and reserves	11,353	14,057
Deferred revenue	13,367	8,804
Stock-based compensation	3,592	4,734
Other	294	118
Gross deferred tax assets	231,623	233,082
Valuation allowance	(207,441)	(202,004)
Net deferred tax assets	24,182	31,078
Deferred tax liabilities:
Intangible assets	(24,120)	(30,960)
Net deferred tax assets reflected in balance sheet	$62	$118
Management reviews the recognition of deferred tax assets to determine if realization of such assets is more likely than not. The realization of the Company's deferred tax assets is dependent upon future earnings. The Company has been in a cumulative loss position since inception, which represents a significant piece of negative evidence. Using the more likely than not criteria specified in the applicable accounting guidance, this negative evidence cannot be overcome by positive evidence currently available to the Company and as a result the Company has established a full valuation allowance against its deferred tax assets with the exception of certain foreign deferred tax assets. The Company’s valuation allowance increased by $5.4 million and $22.8 million in the years ended December 31, 2012 and 2011, respectively. The valuation allowance in both 2012 and 2011 include $0.1 million related to excess tax benefits of stock option deductions prior to the adoption of ASC Topic 718. The benefits will increase additional paid-in capital when realized.

As of December 31, 2012, the Company had U.S. federal and state net operating losses of approximately $554.7 million and $318.7 million. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2018 and through 2032 if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2013 and through 2032, if not utilized. In addition, as of December 31, 2012 and 2011, the Company had $36.3 million and $35.3 million in federal deductions, respectively, and $33.3 million and $32.4 million in state deductions, respectively, related to excess tax benefits from stock options which are not included in the net operating loss carryforward amounts in the table above since they have not met the realization criteria of ASC Topic 718. The tax benefits from these deductions will increase additional paid-in capital when realized. Additionally, the Company has U.S. federal, California and other various U.S. states research and development credits of approximately $15.9 million, $20.3 million and $1.7 million as of December 31, 2012, respectively. The U.S. federal research and development credits will begin to expire in 2020 and through 2032, and the California research and development credits have no expiration date. The credits related to other various U.S. states will begin to expire in 2015 and through 2027. During the year ended December 31, 2010, the Company performed a Section 382 study of the Internal Revenue Code (and similar state provisions), and a research and development credit study, and adjusted its deferred tax assets related to its net operating loss carryforwards and its research and development credits accordingly.
Uncertain Tax Positions
ASC Topic 740, "Income Taxes," prescribes a recognition threshold and measurement attribute to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The standard requires the Company to recognize the financial statement effects of an uncertain tax position when it is more likely than not that such position will be sustained upon audit. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively, in statements of operations.
The following table reconciles the Company's unrecognized tax benefits for the years ended December 31, 2012 and 2011 (in thousands):

	As of December 31,
	2012	2011
Balance as of January 1	$12,543	$7,801
Additions for tax positions related to prior year	228	—
Reductions for tax positions related to prior year	(37)	(86)
Additions for tax positions related to current year	504	663
Additions for tax positions related to acquisition	—	4,165
Balance as of December 31	$13,238	$12,543
The total amount of unrecognized tax benefits that would affect the Company's effective tax rate is $0.1 million and $0.1 million as of December 31, 2012 and December 31, 2011, respectively. The amount of accrued interest and penalties included in the liability for uncertain income taxes as of December 31, 2012 is immaterial.
The Company files tax returns in the United States and various state jurisdictions, the United Kingdom, and China. The tax years 1997 through 2012 remain open and subject to examination by the appropriate governmental agencies in the U.S. due to tax carryforward attributes.
12. Segment Information
ASC Topic 280, "Segment Reporting," establishes standards for reporting information about operating segments. The guidance requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Segment reporting is based upon the management approach, i.e. how management organizes the Company’s operating segments for which separate financial information is (1) available, and (2) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer .
The Company’s Chief Executive Officer reviews financial information presented on a Company-wide basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. The Company develops, markets and sells communications access systems and software, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure.

Geographic Information:
The following is a summary of revenues by geographic region based upon the location to which the product was shipped (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$306,003	$323,070	$244,538
Canada	10,894	6,691	1,650
Caribbean	9,343	12,837	40,812
Other	3,978	2,071	43
Total	$330,218	$344,669	$287,043
The Company's property and equipment, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	As of December 31,
	2012	2011	2010
United States	$18,390	$14,339	$10,970
China	2,693	1,791	845
Total	$21,083	$16,130	$11,815

13. Quarterly Financial Data—Unaudited
The Company's fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had six more days in the first quarter of 2012 and five less days in the fourth quarter of 2012 than in the respective 2011 periods.
The following table presents selected unaudited quarterly financial data of the Company (in thousands, except per share data). The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Fiscal Year 2012 Quarter Ended
	March 31	June 30	September 29	December 31
Revenue	$78,565	$78,928	$81,301	$91,424
Gross profit	33,819	33,221	33,506	37,030
Operating loss	(7,369)	(6,830)	(7,077)	(7,748)
Net loss	(7,521)	(7,091)	(7,140)	(6,574)
Net loss attributable to common stockholders	(7,521)	(7,091)	(7,140)	(6,574)
Basic and diluted net loss per common share	$(0.16)	$(0.15)	$(0.15)	$(0.14)

	Fiscal Year 2011 Quarter Ended
	March 26	June 25	September 24	December 31
Revenue	$71,470	$97,959	$83,655	$91,585
Gross profit	20,389	30,163	31,847	37,054
Operating loss	(22,734)	(17,537)	(6,894)	(5,156)
Net loss	(22,756)	(17,646)	(6,934)	(5,214)
Net loss attributable to common stockholders	(22,756)	(17,646)	(6,934)	(5,214)
Basic and diluted net loss per common share	$(0.55)	$(0.38)	$(0.15)	$(0.11)

14. Subsequent Event
On January 28, 2013, the Company entered into an amendment to its lease agreement (the "Amendment") for its primary office space in Petaluma, California, to extend the lease term from February 2014 to February 2019 under a new base rent schedule effective February 1, 2013. The total minimum future payment commitment under this Amendment is approximately $5.6 million. The Company will receive a lease incentive consisting of $0.4 million in leasehold improvements provided by the lessor.

ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
During the fiscal years ended December 31, 2012, 2011 and 2010, there were no changes in accountants nor any disagreements with accountants on accounting and financial disclosure.

ITEM 9A.    Controls and Procedures
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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management has concluded that we maintained effective control over financial reporting as of December 31, 2012 based on the COSO criteria. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Calix Inc. and subsidiaries
We have audited Calix, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Calix, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Calix, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Calix, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, convertible preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, and its financial statement schedule listed in the index at Item 15(a), and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Francisco, California
February 21, 2013

ITEM 9B.    Other Information.
None.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 relating to our directors is incorporated herein by reference to the information set forth under the captions “Proposal No. 1—Election of Directors” and “Director Compensation” and in other applicable sections of the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, or the Proxy Statement, to be filed within 120 days of the end of the fiscal year covered by this Report. Information required by this Item 10 relating to our officers is incorporated herein by reference to the information set forth under the captions “Executive Officers” and “Executive Compensation” and in other applicable sections of the Proxy Statement. Information regarding our Section 16 reporting compliance is incorporated herein by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
We have adopted a code of ethics, which applies to all employees, officers and directors of Calix. The Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under NYSE listing standards. The Code of Business Conduct and Ethics is posted on our website at www.calix.com under the links “About Calix—Investor Relations—Corporate Governance—Code of Conduct". We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our website at www.calix.com.
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
(a) The following documents are filed as part of this Report:
1. Consolidated Financial Statements
The consolidated financial statements of Calix and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.
2. Consolidated Financial Statement Schedules
The following Financial Statement Schedule is filed as part of this Report:

Schedule II – Valuation and Qualifying Accounts	83
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements and notes thereto.
3. Exhibits.
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

10.1*
Calix Networks, Inc. Amended and Restated 2000 Stock Plan and related documents (filed as Exhibit 10.1 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.2*
Calix Networks, Inc. Amended and Restated 2002 Stock Plan and related documents (filed as Exhibit 10.2 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.3*
Optical Solutions, Inc. Amended and Restated 1997 Long-Term Incentive and Stock Option Plan and related documents (filed as Exhibit 10.3 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.4*
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

10.8*
Offer Letter, between Calix, Inc. and Carl Russo, dated November 1, 2006 (filed as Exhibit 10.8 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.9*
Offer Letter, between Calix, Inc. and Kelyn Brannon-Ahn, dated April 2, 2008 (filed as Exhibit 10.9 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.10*
Offer Letter, between Calix, Inc. and Tony Banta, dated August 25, 2005 (filed as Exhibit 10.10 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.11*
Offer Letter, between Calix, Inc. and John Colvin, dated March 3, 2004 (filed as Exhibit 10.11 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.12*
Offer Letter, between Calix, Inc. and Kevin Pope, dated December 21, 2008 (filed as Exhibit 10.12 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.13*
Offer Letter, between Calix, Inc. and Roger Weingarth, dated February 17, 2003, as amended April 13, 2004 (filed as Exhibit 10.13 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.14*
Offer Letter, between Calix, Inc. and Michael Ashby, dated March 7, 2011 (filed as Exhibit 10.2 to Calix’s Form 8-K filed with the SEC on March 7, 2011 (File No. 001-34674) and incorporated by reference herein).

10.15*
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

10.17*
Employment Agreement, between Calix, Inc. and Andrew Lockhart, dated February 2, 2011 (filed as Exhibit 10.20 to Calix's Form 10-Q filed with the SEC on May 3, 2012 (File No. 001-34674) and incorporated by reference herein).

10.18*
Calix, Inc. Amended And Restated Employee Stock Purchase Plan (Effective as of May 23, 2012) (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on August 7, 2012 (File No. 001-34674) and incorporated by reference herein).

10.19*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended October 18, 2011 and July 25, 2012 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on August 7, 2012 (File No. 001-34674) and incorporated by reference herein).

10.20†
Asset Purchase Agreement between Ericsson Inc. and Calix, Inc., dated August 20, 2012 (filed as Exhibit 10.1 to Calix’s Form 10-Q/A filed with the SEC on December 18, 2012 (File No. 001-34674) and incorporated by reference herein).

Exhibit
Number	Description

10.21*
Calix, Inc. Non-Employee Director Cash Compensation Policy, effective January 1, 2012 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on November 2, 2012 (File No. 001-34674) and incorporated by reference herein).

10.22*	Calix, Inc. Non-Employee Director Restricted Stock Unit Deferred Compensation Plan, effective January 1, 2013.
10.23*
Calix, Inc. Management Bonus Program Under the 2010 Equity Incentive Award Plan (filed as Exhibit 10.1 to Calix's Form 8-K filed with the SEC on February 28, 2012 (File No. 001-34674) and incorporated by reference herein).

10.24*
Calix, Inc. Long Term Incentive Program Under the 2010 Equity Incentive Award Plan (filed as Exhibit 10.2 to Calix's Form 8-K filed with the SEC on February 28, 2012 (File No. 001-34674) and incorporated by reference herein).

10.25	First Amendment to Lease, by and between 1031, 1035, 1039 North McDowell, LLC and Calix, Inc., effective January 28, 2013.
10.26*	Transition and Separation Agreement, by and between Roger Weingarth and Calix, Inc., dated February 6, 2013.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management compensatory plan, contract or arrangement.
†	Confidential treatment has been granted as to certain portions of this agreement.
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

CALIX, INC. (Registrant)

Dated:	February 21, 2013	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Dated:	February 21, 2013	By:	/s/ Michael Ashby
Michael Ashby
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Carl Russo and Michael Ashby, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2013.

Signature	Title	Date

/s/ Carl Russo	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2013
Carl Russo

/s/ Michael Ashby	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 21, 2013
Michael Ashby

/s/ Don Listwin	Chairman of the Board of Directors	February 21, 2013
Don Listwin

/s/ Michael Everett	Director	February 21, 2013
Michael Everett

/s/ Michael Flynn	Director	February 21, 2013
Michael Flynn

/s/ Adam Grosser	Director	February 21, 2013
Adam Grosser

/s/ Michael Matthews	Director	February 21, 2013
Michael Matthews

/s/ Thomas Pardun	Director	February 21, 2013
Thomas Pardun

/s/ Kevin DeNuccio	Director	February 21, 2013
Kevin DeNuccio

Schedule II. Valuation and Qualifying Accounts

		Additions
		Charged to
	Balance	Costs or	Deductions
	At Beginning	Expenses or	and Write	Balance At
	of Year	Revenue	Offs	End of Year
	(In thousands)
Year ended December 31, 2012
Allowance for doubtful accounts	$402	$112	$(93)	$421
Product return reserve	835	5,474	(4,569)	1,740
Year ended December 31, 2011
Allowance for doubtful accounts	$617	$130	$(345)	$402
Product return reserve	551	4,996	(4,712)	835
Year ended December 31, 2010
Allowance for doubtful accounts	$1,008	$233	$(624)	$617
Product return reserve	1,199	2,845	(3,493)	551

EXHIBIT INDEX

Exhibit
Number	Description

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

10.1*
Calix Networks, Inc. Amended and Restated 2000 Stock Plan and related documents (filed as Exhibit 10.1 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.2*
Calix Networks, Inc. Amended and Restated 2002 Stock Plan and related documents (filed as Exhibit 10.2 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference herein).

10.3*
Optical Solutions, Inc. Amended and Restated 1997 Long-Term Incentive and Stock Option Plan and related documents (filed as Exhibit 10.3 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference herein).

10.4*
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

10.8*
Offer Letter, between Calix, Inc. and Carl Russo, dated November 1, 2006 (filed as Exhibit 10.8 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.9*
Offer Letter, between Calix, Inc. and Kelyn Brannon-Ahn, dated April 2, 2008 (filed as Exhibit 10.9 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.10*
Offer Letter, between Calix, Inc. and Tony Banta, dated August 25, 2005 (filed as Exhibit 10.10 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

Exhibit
Number	Description

10.11*
Offer Letter, between Calix, Inc. and John Colvin, dated March 3, 2004 (filed as Exhibit 10.11 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.12*
Offer Letter, between Calix, Inc. and Kevin Pope, dated December 21, 2008 (filed as Exhibit 10.12 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.13*
Offer Letter, between Calix, Inc. and Roger Weingarth, dated February 17, 2003, as amended April 13, 2004 (filed as Exhibit 10.13 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference herein).

10.14*
Offer Letter, between Calix, Inc. and Michael Ashby, dated March 7, 2011 (filed as Exhibit 10.2 to Calix’s Form 8-K filed with the SEC on March 7, 2011 (File No. 001-34674) and incorporated by reference herein).

10.15*
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

10.17*
Employment Agreement, between Calix, Inc. and Andrew Lockhart, dated February 2, 2011 (filed as Exhibit 10.20 to Calix's Form 10-Q filed with the SEC on May 3, 2012 (File No. 001-34674) and incorporated by reference herein).

10.18*
Calix, Inc. Amended And Restated Employee Stock Purchase Plan (Effective as of May 23, 2012) (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on August 7, 2012 (File No. 001-34674) and incorporated by reference herein).

10.19*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended October 18, 2011 and July 25, 2012 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on August 7, 2012 (File No. 001-34674) and incorporated by reference herein).

10.20†
Asset Purchase Agreement between Ericsson Inc. and Calix, Inc., dated August 20, 2012 (filed as Exhibit 10.1 to Calix’s Form 10-Q/A filed with the SEC on December 18, 2012 (File No. 001-34674) and incorporated by reference herein).

10.21*
Calix, Inc. Non-Employee Director Cash Compensation Policy, effective January 1, 2012 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on November 2, 2012 (File No. 001-34674) and incorporated by reference herein).

10.22*	Calix, Inc. Non-Employee Director Restricted Stock Unit Deferred Compensation Plan, effective January 1, 2013.
10.23*
Calix, Inc. Management Bonus Program Under the 2010 Equity Incentive Award Plan (filed as Exhibit 10.1 to Calix's Form 8-K filed with the SEC on February 28, 2012 (File No. 001-34674) and incorporated by reference herein).

10.24*
Calix, Inc. Long Term Incentive Program Under the 2010 Equity Incentive Award Plan (filed as Exhibit 10.2 to Calix's Form 8-K filed with the SEC on February 28, 2012 (File No. 001-34674) and incorporated by reference herein).

10.25	First Amendment to Lease, by and between 1031, 1035, 1039 North McDowell, LLC and Calix, Inc., effective January 28, 2013.
10.26*	Transition and Separation Agreement, by and between Roger Weingarth and Calix, Inc., dated February 6, 2013.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management compensatory plan, contract or arrangement.
†	Confidential treatment has been granted as to certain portions of this agreement.
**
In accordance with Rule 406T of Regulation S-T, the XBRL information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.