Form 10-Q
period 2013-03-30
CALIX, INC
filed 2013-05-02
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of April 26, 2013, there were 48,972,620 shares of the Registrant’s common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,059	$46,995
Accounts receivable, net	70,717	59,519
Inventory	39,232	43,282
Deferred cost of revenue	26,417	21,077
Prepaid expenses and other current assets	6,063	5,677
Total current assets	190,488	176,550
Property and equipment, net	19,013	21,083
Goodwill	116,175	116,175
Intangible assets, net	57,661	62,301
Other assets	1,694	1,788
Total assets	$385,031	$377,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,673	$16,804
Accrued liabilities	36,673	36,176
Deferred revenue	48,629	39,315
Total current liabilities	98,975	92,295
Long-term portion of deferred revenue	16,917	15,782
Other long-term liabilities	1,525	745
Total liabilities	117,417	108,822
Commitments and contingencies (See Note 5)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 30, 2013 and December 31, 2012	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized; 48,903,022 shares and 48,898,924 shares issued and outstanding as of March 30, 2013 and December 31, 2012, respectively	1,222	1,222
Additional paid-in capital	764,992	760,232
Accumulated other comprehensive income	114	132
Accumulated deficit	(498,714)	(492,511)
Total stockholders’ equity	267,614	269,075
Total liabilities and stockholders’ equity	$385,031	$377,897
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenue	$90,548	$78,565
Cost of revenue:
Products and services (1)	47,345	43,471
Amortization of intangible assets	2,088	1,275
Total cost of revenue	49,433	44,746
Gross profit	41,115	33,819
Operating expenses:
Research and development (1)	20,171	16,966
Sales and marketing (1)	15,801	14,890
General and administrative (1)	8,131	6,780
Amortization of intangible assets	2,552	2,552
Total operating expenses	46,655	41,188
Loss from operations	(5,540)	(7,369)
Interest and other income (expense), net:
Interest income	1	7
Interest expense	(28)	(42)
Other income (expense), net	(279)	(22)
Loss before provision for income taxes	(5,846)	(7,426)
Provision for income taxes	357	95
Net loss	$(6,203)	$(7,521)
Net loss per common share:
Basic and diluted	$(0.13)	$(0.16)
Weighted-average number of shares used to compute net loss per common share:
Basic and diluted	48,911	47,850
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(18)	47
Total other comprehensive income (loss), net of tax	(18)	47
Comprehensive loss	$(6,221)	$(7,474)

(1) Includes stock-based compensation as follows:
Cost of revenue	$351	$363
Research and development	1,186	1,021
Sales and marketing	1,279	1,239
General and administrative	1,903	1,692
	$4,719	$4,315

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Operating activities:
Net loss	$(6,203)	$(7,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,854	1,960
Loss on retirement of property and equipment	542	—
Amortization of intangible assets	4,640	3,827
Stock-based compensation	4,719	4,315
Changes in operating assets and liabilities:
Restricted cash	—	754
Accounts receivable, net	(11,198)	(836)
Inventory	4,050	7,651
Deferred cost of revenue	(5,340)	(1,281)
Prepaid expenses and other assets	74	623
Accounts payable	(3,131)	(117)
Accrued liabilities	482	(293)
Deferred revenue	10,449	4,765
Other long-term liabilities	442	(330)
Net cash provided by operating activities	2,380	13,517
Investing activities:
Purchase of property and equipment	(1,326)	(3,012)
Net cash used in investing activities	(1,326)	(3,012)
Financing activities:
Proceeds from exercise of stock options	42	72
Net cash provided by financing activities	42	72
Effect of exchange rate changes on cash and cash equivalents	(32)	47
Net increase in cash and cash equivalents	1,064	10,624
Cash and cash equivalents at beginning of period	46,995	38,938
Cash and cash equivalents at end of period	$48,059	$49,562
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All significant intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date.
The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements for the year ended December 31, 2012, included in the Company’s Form 10-K.
The Company's fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had two less days in the first quarter of 2013 than in 2012. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to the Condensed Consolidated Statement of Cash Flows for the prior year period presented to conform to the current year presentation. The reclassifications are related to customer shipments that have not met the delivery criteria for revenue recognition. The impact of the reclassifications to the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012, included a $0.6 million decrease in change in accounts receivable, a $0.2 million increase in change in inventory, a $0.2 million decrease in change in deferred cost of revenue, and a $0.6 million increase in change in deferred revenue. The reclassifications did not impact the Company's operating results or net cash flows from operating, investing, or financing activities for the first quarter of 2012 as previously reported in Form 10Q for the quarterly period ended March 31, 2012.

2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. Our significant accounting policies did not materially change during the three months ended March 30, 2013.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for the Company in its first quarter of fiscal 2013 and should be applied prospectively. Other than requiring additional disclosures, adoption of this guidance did not have an impact on the financial statements of the Company.

3. Goodwill and Intangible Assets
Goodwill
Goodwill was recorded as a result of the Company's acquisitions of Occam Networks, Inc. (“Occam”) in February 2011 and Optical Solutions, Inc. ("OSI") in February 2006. This goodwill is not deductible for tax purposes, and there have been no adjustments to goodwill since the acquisition dates.
Goodwill is not amortized but instead is subject to an annual impairment test or more frequently if events or changes in circumstances indicate that it may be impaired. We evaluate goodwill on an annual basis at the end of the second quarter of each year. Management has determined that we operate as a single reporting unit and, therefore, evaluates goodwill impairment at the enterprise level.
At the end of the first quarter of 2013, the Company reviewed events and changes to its business subsequent to the end of fiscal 2012 and concluded that there were no indicators of impairment to the carrying value of its goodwill during the three months ended March 30, 2013. As of March 30, 2013, there was no impairment to the carrying value of the Company's goodwill.
Intangible Assets
Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of March 30, 2013 and December 31, 2012 are disclosed in the following table (in thousands):

	March 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(41,074)	$27,890	$68,964	$(38,986)	$29,978
Customer relationships	54,740	(24,969)	29,771	54,740	(22,417)	32,323
Total intangible assets, excluding goodwill	$123,704	$(66,043)	$57,661	$123,704	$(61,403)	$62,301
Amortization expense was $4.6 million and $3.8 million for the three months ended March 30, 2013 and March 31, 2012, respectively.
Expected future amortization expense for the fiscal years indicated is as follows (in thousands):

Period	Expected Amortization Expense
Remainder of 2013	$13,921
2014	18,561
2015	18,561
2016	5,805
2017	813
Total	$57,661

4. Balance Sheet Details
Cash and cash equivalents consisted of the following (in thousands):

	March 30, 2013	December 31, 2012
Cash	$28,220	$27,157
Money market funds	19,839	19,838
Total cash and cash equivalents	$48,059	$46,995
Inventory consisted of the following (in thousands):

	March 30, 2013	December 31, 2012
Raw materials	$9,672	$9,377
Finished goods	29,560	33,905
Total inventory	$39,232	$43,282

Accounts receivable, net consisted of the following (in thousands):

	March 30, 2013	December 31, 2012
Accounts receivable	$72,276	$61,680
Allowance for doubtful accounts	(485)	(421)
Product return reserve	(1,074)	(1,740)
Accounts receivable, net	$70,717	$59,519
Property and equipment, net consisted of the following (in thousands):

	March 30, 2013	December 31, 2012
Computer equipment and software	$30,726	$31,582
Test equipment	37,506	37,595
Furniture and fixtures	1,515	1,470
Leasehold improvements	6,163	6,763
Total	75,910	77,410
Accumulated depreciation and amortization	(56,897)	(56,327)
Property and equipment, net	$19,013	$21,083
Accrued liabilities consisted of the following (in thousands):

	March 30, 2013	December 31, 2012
Accrued warranty	$11,985	$11,762
Accrued compensation and related benefits	12,941	12,906
Accrued professional and consulting fees	1,947	1,740
Accrued excess and obsolete inventory at contract manufacturers	1,361	1,357
Accrued customer rebates	1,371	1,565
Accrued business travel expenses	975	593
Sales and use tax payable	1,027	929
Income taxes payable	891	627
Accrued other	4,175	4,697
Total accrued liabilities	$36,673	$36,176
Deferred cost of revenue consisted entirely of products and services. Deferred revenue consisted of the following (in thousands):

	March 30, 2013	December 31, 2012
Product and services - current	$45,848	$36,715
Extended warranty - current	2,781	2,600
Extended warranty - non-current	16,829	15,711
Product and services - non-current	88	71
Total deferred revenue	$65,546	$55,097

The following table provides the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	Three Months Ended
	March 30, 2013		March 31, 2012
	Foreign Currency Translation Adjustments	Total	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	132	132	98	98
Other comprehensive income (loss)	(18)	(18)	47	47
Balance at end of period	$114	$114	$145	$145

5. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2012 are disclosed in our Annual Report on Form 10-K, and have not changed materially during the three months ended March 30, 2013 except for the following agreement entered into during the first quarter of 2013.
On January 28, 2013, the Company entered into an amendment to its lease agreement (the "Amendment") for its primary office space in Petaluma, California, to extend the lease term from February 2014 to February 2019 under a new base rent schedule effective February 1, 2013. The total minimum future payment commitment under this Amendment is $5.6 million. In connection with this Amendment, the Company received a lease incentive consisting of $0.4 million that can be used for leasehold improvements or be applied as credits to rent payments. The Company has capitalized the full amount of the lease incentive and this incentive is being amortized through rent expense over the extended lease term. As of March 30, 2013, the unamortized lease incentive related to this Amendment was $0.4 million, of which $0.1 million and $0.3 million were included in "Accrued liabilities" and "Other long-term liabilities", respectively, in the Condensed Consolidated Balance Sheet as of March 30, 2012.
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
Changes in the Company’s warranty reserve were as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Balance at beginning of period	$11,762	$12,104
Warranty charged to cost of revenue	1,167	1,188
Utilization of warranty	(944)	(1,443)
Balance at end of period	$11,985	$11,849
Litigation
From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities.
On September 16, 2010, the Company, two direct, wholly owned subsidiaries of the Company, and Occam entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). In response to the announcement of the Merger Agreement on October 6, 2010, a purported class action complaint was filed by stockholders of Occam in the Delaware Court of Chancery: Steinhardt v. Howard-Anderson, et al. (Case No. 5878-VCL). On November 24, 2010, these stockholders filed an amended complaint (the “amended Steinhardt complaint”). The amended Steinhardt complaint names Occam and the members of the Occam board of directors as defendants. The amended Steinhardt complaint does not name Calix as a defendant.
The amended Steinhardt complaint generally alleges that the members of the Occam board breached their fiduciary duties in connection with the acquisition of Occam by Calix, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the merger transaction. The amended Steinhardt complaint also alleges that Occam and the former members of the Occam board breached their fiduciary duties by failing to disclose certain allegedly material facts about the merger transaction in the preliminary proxy statement and prospectus included in the Registration Statement on Form S-4 that Calix filed with the SEC on November 2, 2010. The amended Steinhardt complaint sought injunctive relief rescinding the merger transaction and award of damages in an unspecified amount, as well as plaintiffs' costs, attorney's fees, and other relief.
The merger transaction was completed on February 22, 2011. On January 6, 2012, the Delaware court ruled on a motion for sanctions brought by the defendants against certain of the lead plaintiffs. The Delaware court found that lead plaintiffs Michael Steinhardt, Steinhardt

Overseas Management, L.P., and Ilex Partners, L.L.C., collectively the “Steinhardt Plaintiffs,” had engaged in improper trading of Calix shares, and dismissed the Steinhardt Plaintiffs from the case with prejudice. The court further held that the Steinhardt Plaintiffs are: (i) barred from receiving any recovery from the litigation, (ii) required to self-report to the SEC, (iii) directed to disclose their improper trading in any future application to serve as lead plaintiff, and (iv) ordered to disgorge trading profits of $0.5 million, to be distributed to the remaining members of the class of former Occam stockholders. The Delaware court also granted the motion of the remaining lead plaintiffs, Herbert Chen and Derek Sheeler, for class certification, and certified Messrs. Chen and Sheeler as class representatives. The certified class is a non-opt-out class consisting of all owners of Occam common stock whose shares were converted to shares of Calix on the date of the merger transaction, with the exception of the defendants in the Delaware action and their affiliates. Chen and Sheeler, on behalf of the class of similarly situated former Occam stockholders, continue to seek an award of damages in an unspecified amount.
The Company believes that the allegations in this Delaware action are without merit and intends to continue to vigorously contest the action. However, there can be no assurance that the Company will be successful in defending this ongoing action. In addition, the Company has obligations, under certain circumstances, to hold harmless and indemnify each of the former Occam directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam's bylaws and certificate of incorporation. Such obligations may apply to this lawsuit.
The Company is not currently a party to any other legal proceedings that, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's business, operating results or financial condition.

6. Fair Value Measurements
In accordance with Accounting Standard Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, (“ASC Topic 820”), the Company measures its cash equivalents and marketable securities at fair value on a recurring basis. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
The following table sets forth the Company's financial assets measured at fair value on a recurring basis as of March 30, 2013 and December 31, 2012, based on the three-tier fair value hierarchy (in thousands):

As of March 30, 2013	Level 1	Total
Money market funds	$19,839	$19,839
Total	$19,839	$19,839

As of December 31, 2012	Level 1	Total
Money market funds	$19,838	$19,838
Total	$19,838	$19,838
The Company's money market funds consisted of highly liquid investments with original maturities of three months or less and are classified as cash equivalents. The fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. The Company has no level 2 or level 3 financial assets.

7. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 30, 2013	March 31, 2012
Numerator:
Net loss	$(6,203)	$(7,521)
Denominator:
Weighted-average common shares outstanding	48,911	47,850
Basic and diluted net loss per common share	$(0.13)	$(0.16)
As the Company incurred net losses in the periods presented, the following table displays the Company’s outstanding common stock equivalents that were excluded from the computation of diluted net loss per share, as the effect of including them would have been anti-dilutive (in thousands):

	March 30, 2013	March 31, 2012
Restricted stock units and performance restricted stock units	2,214	1,937
Stock options	2,706	2,064
Employee stock purchase plan	394	319
Common stock warrants	23	23
Total common stock equivalents	5,337	4,343

8. Stockholders’ Equity
Equity Incentive Plans
The Company maintains three equity incentive plans, the 2000 Stock Plan, the 2002 Stock Plan and the 2010 Equity Incentive Award Plan (together, the “Plans”). These plans were approved by the stockholders and are described in the Company’s Form 10-K filed with the SEC on February 22, 2013. The Company also maintains a Long Term Incentive Program, under the 2010 Equity Incentive Award Plan. Under the Long Term Incentive Program, certain key employees of the Company are eligible for equity awards based on the Company’s stock price performance. To date, awards granted under the Plans consist of stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance restricted stock units ("PRSUs").
Stock Options
During the three months ended March 30, 2013, the Company granted 540,000 stock options at a weighted-average grant date fair value of $4.78 per share. During the three months ended March 30, 2013, 16,962 stock options were exercised at a weighted-average exercise price of $2.48 per share. As of March 30, 2013, unrecognized stock-based compensation expense related to stock options of $9.0 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Units
During the three months ended March 30, 2013, no RSUs were granted. During the three months ended March 30, 2013, 2,136 RSUs vested and were converted to an equivalent number of shares of common stock. March 30, 2013, unrecognized stock-based compensation expense related to RSUs of $12.9 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.0 years.
Performance Restricted Stock Units
In 2012, the Company commenced granting PRSUs to its executives with two-year and three-year performance periods. The performance criterion is based on the relative total shareholder return (“TSR”) of Calix common stock as compared to the TSR of the Company’s peer group. The TSR is calculated by dividing (a) the average closing trading price for the 90-day period ending on the last day of the applicable performance period by (b) the average closing trading price for the 90-day period immediately preceding the first day of the applicable performance period. This TSR is then used to derive the achievement ratio, which is then multiplied by the number of units in the grant to derive the common stock to be issued for each performance period, which may equal from zero percent (0%) to two hundred percent (200%) of the target award.

During the three months ended March 30, 2013, the Company granted 230,000 PRSUs with a weighted-average grant date fair value of $11.24 per unit. As of March 30, 2013, unrecognized stock-based compensation expense related to PRSUs of $3.4 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock Awards
During the three months ended March 30, 2013, no RSAs were granted. As of March 30, 2013, unrecognized stock-based compensation expense related to RSAs of $3.9 million, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.2 years.
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
The offering periods under the 2010 ESPP are six-month periods commencing on June 1 and December 1 of each year. The price of common stock purchased under the plan is 85 percent of the lower of the fair market value of the common stock on the commencement date and exercise date of each six-month offering period. As of March 30, 2013, there were 3,259,596 shares available for issuance under the 2010 ESPP.
During the three months ended March 30, 2013, no shares were purchased under the ESPP. As of March 30, 2013, unrecognized stock-based compensation expense related to the 2010 ESPP of $0.3 million was expected to be recognized over a remaining service period of 2 months.
Stock-Based Compensation Expense
In accordance with ASC Topic 718, Compensation - Stock Compensation, ("ASC Topic 718"), stock-based compensation expense associated with stock options, RSUs, PRSUs, RSAs, and purchase rights under the 2010 ESPP is measured at the grant date based on the fair value of the award, and is recognized, net of forfeitures, as expense over the remaining requisite service period on a straight-line basis.
The Company values RSUs and RSAs at the closing market price of the Company’s common stock on the date of grant.
The fair value of PRSUs with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the TSR of the Company's stock in relation to the peer group over each performance period. Compensation cost on PRSUs with a market condition is not adjusted for subsequent changes in the Company's stock performance or the level of ultimate vesting.
The Company estimates the fair value of stock options at the grant date using the Black-Scholes option-pricing model. This model requires the use of the following assumptions:
(i) Expected volatility of the Company's common stock - Starting in the fourth quarter of 2012, the Company computes its expected volatility assumption based on a blended volatility (50% historical volatility and 50% implied volatility from traded options on the Company's common stock). The selection of a blended volatility assumption was based upon the Company's assessment that a blended volatility is more representative of the Company's future stock price trend as it weighs the historical volatility with the future implied volatility. Prior to the fourth quarter of 2012, due to the lack of a sufficient history of the Company's stock prices, the Company’s computation of expected volatility was based on the Company’s peer group in the industry in which the Company does business.
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
The following table summarizes the weighted-average assumptions used in estimating the grant-date fair value of stock options in the periods indicated:

	Three Months Ended
	March 30, 2013	March 31, 2012
Expected volatility	62%	56%
Expected life (years)	6.05	6.25
Expected dividend yield	—	—
Risk-free interest rate	1.12%	1.13%

Modification of Stock Awards
In February 2013, the Company entered into a Transition and Separation Agreement ("Agreement") with Roger Weingarth, the Company's former Executive Vice President and Chief Operating Officer. Under the Agreement, Mr. Weingarth transitioned to the role of advisor to the Chief Executive Officer of the Company effective as of April 1, 2013, and would terminate his employment with the Company on March 31, 2014 ("Termination Date"). Upon his termination, the Agreement provides for, among other things, the acceleration of the vesting of his unvested stock options, RSAs and RSUs held by him as of the Termination Date.
In accordance with ASC Topic 718, total fair value of the accelerated stock awards after the modification is $0.6 million, which is being recognized on a straight-line basis over the remaining service period through the Termination Date. During the three months ended March 30, 2013, $0.1 million of the total fair value has been recognized in general and administrative expenses.

9. Credit Facility
The Company has a revolving credit facility of $30.0 million based upon a percentage of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services. The Company had outstanding letters of credit totaling $2.4 million and $3.3 million as of March 30, 2013 and December 31, 2012, respectively. There were no outstanding borrowings under the revolving credit facility as of March 30, 2013 and December 31, 2012. As of March 30, 2013, there was approximately $27.5 million available for borrowing under this revolving credit facility. The Company is also required to pay commitment fees of 0.25% per year on any unused portions of the facility. As of March 30, 2013 and December 31, 2012, the Company was in compliance with its financial covenants under the credit facility. The revolving credit facility matures on June 30, 2013.

10. Income Taxes
The following table presents the income tax expense from continuing operations and the effective tax rates for the three months ended March 30, 2013, and March 31, 2012 (in thousands, except percentages):

	Three Months Ended
	March 30, 2013	March 31, 2012
Provision for income taxes	$357	$95
Effective tax rate	(6.1)%	(1.3)%
The Company has incurred operating losses since inception and, as such, has not received a tax benefit for these losses. The income tax provision for the first quarter of 2013 and 2012 primarily consisted of federal alternative minimum tax and state and foreign income taxes. The effective tax rates differ from the U.S. federal statutory rate of 34.0% due primarily to the tax affected change in the valuation allowance against the Company's deferred tax assets.
ASC Topic 740, Income Taxes, ("ASC Topic 740"), provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has established and continues to maintain a full valuation allowance against its net deferred tax assets with the exception of certain foreign deferred tax assets as the Company does not believe that realization of those assets is more likely than not.
As of March 30, 2013, the Company had unrecognized tax benefits of $13.5 million, of which $0.1 million would affect the Company's effective tax rate if recognized. As of December 31, 2012, the Company had unrecognized tax benefits of $13.2 million, of which $0.1 million would affect the Company's effective tax rate if recognized.

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
Our revenue increased to $90.5 million for the three months ended March 30, 2013, from $78.6 million for the three months ended March 31, 2012. During the first half of 2012, we experienced softness in our business due to lower demand across multiple customer markets, which was due to a slowdown in capital expenditures by service providers increasingly concerned about macro-economic conditions and uncertainties associated with the implementation of regulatory reforms. However, beginning in the second half of 2012 we experienced steady improvement that carried over into the first quarter of 2013. Continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, those customers in the large CSP and international markets. Additionally, we expect that our acquisition of Ericsson's fiber access assets will have a positive impact to revenue in 2013 and beyond. Since our inception, we have incurred significant losses, and as of March 30, 2013, we had an accumulated deficit of $498.7 million. Our net loss was $6.2 million and $7.5 million for the three months ended March 30, 2013 and March 31, 2012, respectively.
Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, large customer purchase agreements with delayed revenue recognition, varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets. Customers typically purchase more products during our second and third fiscal quarters. Finally, in our fourth fiscal quarter, customer purchases typically increase as they are attempting to spend the rest of their budget for the year. As of March 30, 2013, our deferred revenue of $65.5 million primarily included certain contracts with customers who receive government supported loans and grants from the U.S. Department of Agriculture’s Rural Utility Service (“RUS”) that require installation services, as well as extended warranty services contracts that are recognized ratably over the period during which the services are to be performed. The timing of deferred recognition may cause significant fluctuations in our revenue and operating results from period to period.
Cost of revenue is strongly correlated to revenue and will tend to fluctuate from all of the aforementioned factors that could impact revenue. Other factors that impact cost of revenue include changes in the mix of products and services delivered to our customers and changes in the cost of our inventory. Cost of revenue includes fixed expenses related to our internal operations, which could impact our cost of revenue as a percentage of revenue, if there are large sequential fluctuations to revenue.
Our gross profit and gross margin have been, and will likely be, impacted by several factors, including new product introduction or upgrades to existing products, changes in customer mix, changes in the mix of products and services demanded and sold, shipment volumes, changes in our product costs, changes in pricing and the extent of customer rebates and incentive programs. We believe our gross margin could increase due to favorable changes in these factors, for example, increases in sales of our advanced E-Series Ethernet service access platforms, upgrades to our C7 platform, new introductions of our P-Series optical network terminals and reductions in the impact of rebate or similar programs. We believe our gross margin could decrease due to unfavorable changes in factors such as increased product costs, pricing decreases due to competitive pressure and an unfavorable customer or product mix. Changes in these factors could have a material impact on our future average selling prices and unit costs. Also, the timing of deferred revenue recognition and related deferred costs can have a material impact on our gross profit and gross margin results. The timing of recognition and the relative size of these arrangements could cause large fluctuations in our gross profit from period to period.
Our operating expenses have fluctuated based on the following factors: timing of variable compensation expenses due to fluctuations in order volumes, timing of salary increases which have historically occurred in the second quarter, timing of bonus accrual due to changes in the Company’s performance, timing of research and development expenses including prototype builds and intermittent outsourced development projects. As a result of the acquisition of Ericsson's fiber access assets in November 2012, we have also incurred increased compensation costs in research and development due to the additional headcount and increased facility related costs. We anticipate that our operating expenses will increase in absolute dollar amounts but will decline as a percentage of revenue over time.
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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012. During the three months ended March 30, 2013, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for us in our first quarter of fiscal 2013 and should be applied prospectively. Other than requiring additional disclosures, adoption of this guidance did not have an impact on our financial statements.

Results of Operations
Comparison of the Three Months Ended March 30, 2013 and March 31, 2012
Revenue
The following table sets forth our revenue:

	Three Months Ended
	March 30, 2013	March 31, 2012	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Revenue	$90,548	$78,565	$11,983	15%
Revenue increased by $12.0 million, or 15%, during the three months ended March 30, 2013 compared with the corresponding period of fiscal 2012, primarily due to an increase in shipment volume resulting from improved macro-economic conditions and our continuous effort to expand our international footprint. Our revenue is principally derived in the United States. During the three months ended March 30, 2013 and March 31, 2012, revenue generated in the United States represented approximately 86% and 93% of total revenue, respectively. We expect that our international revenue will continue to grow as we continue our expansion into the international markets.
Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue:

	Three Months Ended
	March 30, 2013	March 31, 2012	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Cost of revenue:
Products and services	$47,345	$43,471	$3,874	9%
Amortization of intangible assets	2,088	1,275	813	64%
Total cost of revenue	$49,433	$44,746	$4,687	10%
Gross profit	$41,115	$33,819	$7,296	22%
Gross margin	45%	43%
Cost of revenue increased by $4.7 million, or 10%, during the three months ended March 30, 2013 compared with the corresponding period of fiscal 2012. The $3.9 million increase in products and services cost was primarily related to increased revenue and a $0.9 million increase in charges for excess and obsolete inventory held at our contract manufacturers. The $0.8 million increase in amortization of intangible assets resulted from core developed technology that began amortizing in the second quarter of 2012 as further discussed below.
In connection with the acquisition of Occam in 2011, we acquired $16.3 million of in-process technology. At the end of the first quarter of 2012, upon the completion of the research and development efforts associated with the in-process technology, we determined that this technology had a useful life of 5 years and therefore reclassified it as core developed technology and began amortizing the intangible asset to cost of revenue during the second quarter of 2012.
Gross margin increased during the three months ended March 30, 2013 compared with the corresponding period of fiscal 2012. Excluding amortization of intangible assets, gross margin increased to 48% during the three months ended March 30, 2013 from 45% during the corresponding period of fiscal 2012, primarily due to a combination of product mix and cost reductions.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses:

	Three Months Ended
	March 30, 2013	March 31, 2012	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Research and development	$20,171	$16,966	$3,205	19%
Percent of total revenue	22%	22%
Research and development expenses increased by $3.2 million, or 19%, during the three months ended March 30, 2013 compared with the corresponding period of fiscal 2012, primarily due to a $2.4 million increase in compensation and employee benefits expenses due to increased headcount resulting from our acquisition of Ericsson's fiber access assets in November 2012, a $0.9 million increase in depreciation and facility related costs as a result of the additional equipment that was acquired from Ericsson in November 2012 and entry into a lease for office space in San Jose in November 2012.
We are continuing our strategic investments in our Unified Access portfolio. We intend to continue to dedicate significant resources to research and development and to develop new product capabilities to support the performance, scalability and management of our Unified Access portfolio.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses:

	Three Months Ended
	March 30, 2013	March 31, 2012	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Sales and marketing	$15,801	$14,890	$911	6%
Percent of total revenue	17%	19%
Sales and marketing expenses increased by $0.9 million, or 6%, during the three months ended March 30, 2013 compared with the corresponding period of fiscal 2012, primarily due to a $0.8 million increase in compensation and employee benefits related costs driven by an increase in headcount resulting from the hiring of additional employees to pursue our international expansion.
We will continue our investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives.
General and Administrative Expenses
The following table sets forth our general and administrative expenses:

	Three Months Ended
	March 30, 2013	March 31, 2012	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
General and administrative	$8,131	$6,780	$1,351	20%
Percent of total revenue	9%	9%
General and administrative expenses increased by $1.4 million, or 20%, during the three months ended March 30, 2013 compared with the corresponding period of fiscal 2012, primarily due to a $0.6 million increase in professional and consulting service expenses resulting from increased legal and audit fees, a $0.5 million increase in compensation-related and other employee costs primarily resulting from stock awards granted after the first quarter of 2012 and increased headcount, and a $0.2 million increase in depreciation and facility related costs primarily as a result of the new San Jose office that we started leasing in November 2012.
Provision for Income Taxes
The following table sets forth our provision for income taxes:

	Three Months Ended
	March 30, 2013	March 31, 2012	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)
Provision for income taxes	$357	$95	$262	276%
Effective tax rate	(6.1)%	(1.3)%
For the three months ended March 30, 2013 and March 31, 2012, we recorded a provision for income taxes of $0.4 million and $0.1 million representing effective tax rates of -6.1% and -1.3%, respectively. The effective tax rates differ from the U.S. federal statutory rate of 34% due primarily to the tax affected changes in the valuation allowance against the Company's deferred tax assets.
ASC Topic 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has established and continues to maintain a full valuation allowance against our net deferred tax assets with the exception of certain foreign deferred tax assets as we do not believe that realization of those assets is more likely than not.
As of March 30, 2013, the Company had unrecognized tax benefits of $13.5 million, of which $0.1 million would affect the Company's effective tax rate if recognized. As of December 31, 2012, the Company had unrecognized tax benefits of $13.2 million, of which $0.1 million would affect the Company's effective tax rate if recognized.

Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations and the 2010 initial public offering of our common stock. At March 30, 2013, we had cash and cash equivalents of $48.1 million, which consisted of deposits held at banks and money market mutual funds held at major financial institutions. We also have a revolving credit facility of $30.0 million based upon a percentage of eligible accounts receivable. Included in the revolving line are amounts available under letters of credit and cash management services. We are required to pay commitment fees of 0.25% per year on any unused portions of the facility. Any outstanding borrowings under our revolving credit facility bear a variable rate of interest based upon the applicable LIBOR or PRIME rate, which is adjusted based on our leverage ratio. The revolving credit facility matures on June 30, 2013. We intend to obtain a similar revolving credit facility after the current one expires.
Operating Activities
Our operating activities provided cash of $2.4 million and $13.5 million in the three months ended March 30, 2013 and March 31, 2012, respectively. The decrease in cash provided by operating activities was due to a $15.1 million decrease in changes in operating assets and liabilities, offset by a favorable change of $4.0 million in our operating results after adjustment of non-cash charges.
In the three months ended March 30, 2013, non-cash charges were $12.8 million (the majority of which consist of depreciation and amortization expense and stock-based compensation expense). Cash outflows from changes in operating assets and liabilities included primarily an $11.2 million increase in net accounts receivable due to the timing of shipments, a $5.3 million increase in deferred cost of revenue primarily related to the increased deferred revenue from certain RUS-funded contracts, and a $3.1 million decrease in accounts payable due to the timing of inventory receipts and payments. Cash inflows from changes in operating assets and liabilities primarily resulted from a $10.4 million increase in deferred revenue as a result of increased shipments relating to certain RUS-funded contracts and a $4.1 million decrease in inventory due to improved inventory management.
Our operating activities provided cash of $13.5 million in the three months ended March 31, 2012. This resulted primarily from non-cash charges of $10.1 million (the majority of which consist of stock-based compensation expense and depreciation and amortization expense) and positive net changes in operating assets and liabilities, largely offset by our net loss of $7.5 million. Cash inflows from changes in operating assets and liabilities included a net decrease of $0.6 million in prepaid expenses and other assets due to the utilization of these assets, $7.7 million related to the sell through of inventory, and an increase in deferred revenue of $4.8 million. Cash outflows from operating activities primarily consisted of an increase in deferred cost of revenue of $1.3 million.
Investing Activities
Our cash used in investing activities in the three months ended March 30, 2013 consisted of capital expenditures of $1.3 million primarily as a result of purchases of test equipment, computer equipment and software.
Our cash used in investing activities in the three months ended March 31, 2012 consisted of capital expenditures of $3.0 million.

Financing Activities
Our financing activities provided cash of $42 thousand in the three months ended March 30, 2013, which consisted of proceeds from the exercise of stock options by our employees.
Our financing activities provided cash of $0.1 million in the three months ended March 31, 2012, which consisted of proceeds from the exercise of stock options by our employees.
Working Capital and Capital Expenditure Needs
We currently have no material cash commitments, except for normal recurring trade payables, expense accruals, operating leases and firm purchase commitments. In addition, we believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. As of March 30, 2013, we had outstanding letters of credit totaling $2.4 million and there was approximately $27.5 million available for borrowing under our revolving credit facility. At March 30, 2013, there were no restrictions on our cash. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.
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
Contractual Obligations and Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2012 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, and have not changed materially during the three months ended March 30, 2013 except for the following agreement entered into during the first quarter of 2013.
On January 28, 2013, we entered into an amendment to the lease agreement (the "Amendment") for our primary office space in Petaluma, California, to extend the lease term from February 2014 to February 2019 under a new base rent schedule effective February 1, 2013. The total minimum future payment commitment under this Amendment is $5.6 million. In connection with this Amendment, we received a lease incentive consisting of $0.4 million that can be used for leasehold improvements or be applied as credits to rent payments.
Off-Balance Sheet Arrangements
As of March 30, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At March 30, 2013, we had cash and cash equivalents of $48.1 million, which was held primarily in cash or money market funds. Due to the nature of these money market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates. Our exposure to interest rate risk also relates to the amount of interest we must pay on our outstanding debt instruments. Any outstanding borrowings under our revolving credit facility bear a variable rate of interest based upon the applicable LIBOR or PRIME rate, which is adjusted based on our leverage ratio. As of March 30, 2013, we had no outstanding borrowings under the revolving credit facility.
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

Translation Exposure
Our sales contracts are primarily denominated in U.S. dollars and, therefore, the majority of our revenues are not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities with our subsidiary in China and the United Kingdom, whose functional currencies are the Chinese Renminbi ("RMB") and British pound sterling, respectively.
Our operating expenses are incurred primarily in the United States, with a small portion of expenses incurred in China associated with our research and development operations that are maintained there, and in the United Kingdom where our sales and services office is located. Our operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. For the three months ended March 30, 2013, approximately 93% of our operating expenses were U.S.-dollar denominated, and 3% and 4% of our expenses were denominated in British pound and Chinese RMB, respectively. If the British pound and Chinese RMB had fluctuated by plus or minus 10% from the exchange rates as of March 30, 2013, the change in our results of operation for the first quarter of 2013 would have been immaterial. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 30, 2013 was a net translation loss of approximately $18 thousand. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Condensed Consolidated Statements of Comprehensive Loss. During the three months ended March 30, 2013, the net loss we recognized related to these foreign exchange assets and liabilities was approximately $6 thousand.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of March 30, 2013, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.
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
For a description of our material pending legal proceedings, please refer to Note 5 “Commitments and Contingencies – Litigation” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

ITEM 1A. Risk Factors
We have identified the following additional risks and uncertainties that may affect our business, financial condition and/or results of operations. The risks described below include any material changes to and supersede the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 22, 2013. Investors should carefully consider the risks described below, together with the other information set forth in this Quarterly Report on Form 10-Q, before making any investment decision. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
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
We have experienced net losses in each year of our existence. For the years ended December 31, 2012, December 31, 2011, and December 31, 2010, we incurred net losses of $28.3 million, $52.6 million, and $18.6 million, respectively. For the three months ended March 30, 2013, we incurred a net loss of $6.2 million. As of March 30, 2013, we had an accumulated deficit of $498.7 million.
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
In addition to the other risk factors listed in this “Risk Factors” section, factors that may contribute to the variability of our operating results include:

•	our ability to predict our revenue and plan our expenses appropriately;

•	the capital spending patterns of CSPs and any decrease or delay in capital spending by CSPs due to macro-economic conditions, regulatory implementation or uncertainties, or other reasons;

•	the impact of government-sponsored programs on our customers;

•	intense competition;

•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;

•	our ability to achieve market acceptance of our products and CSPs' willingness to deploy our new products;

•	the concentration of our customer base;

•	the length and unpredictability of our sales cycles;

•	our focus on CSPs with limited revenue potential;

•	our lack of long-term, committed-volume purchase contracts with our customers;

•	our ability to increase our sales to larger North American as well as international CSPs;

•	our exposure to the credit risks of our customers;

•	fluctuations in our gross margin;

•	the interoperability of our products with CSP networks;

•	our dependence on sole- and limited-source suppliers;

•	our ability to manage our relationships with our contract manufacturers;

•	our ability to forecast our manufacturing requirements and manage our inventory;

•	our products' compliance with industry standards;

•	our ability to expand our international operations;

•	our ability to protect our intellectual property and the cost of doing so;

•	the quality of our products, including any undetected hardware errors or bugs in our software;

•	our ability to estimate future warranty obligations due to product failure rates;

•	our ability to obtain necessary third-party technology licenses;

•	any obligation to issue performance bonds to satisfy requirements under RUS contracts;

•	the attraction and retention of qualified employees and key personnel; and

•	our ability to maintain proper and effective internal controls.
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
CSP spending on network construction, maintenance, expansion and upgrades is also affected by reductions in their budgets, delays in their purchasing cycles, access to external capital, e.g., government grants and loan programs or the capital markets, and seasonality and delays in capital allocation decisions.
Many factors affecting our results of operations are beyond our control, particularly in the case of large CSP orders and network infrastructure deployments involving multiple vendors and technologies where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the CSP or other providers, and changes in CSP requirements or installation plans. Further, CSPs may not pursue infrastructure upgrades that require our access systems and software. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles (including uncertainties associated with the implementation of regulatory reforms), mergers, lack of consumer demand for advanced communications services and alternative approaches to service delivery. Reductions in capital expenditures by CSPs may slow our rate of revenue growth. As a consequence, our results for a particular period may be difficult to predict, and our prior results are not necessarily indicative of results likely in future periods.
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
Many of our customers were awarded grants or loans under government stimulus programs such as the Broadband Stimulus programs under the American Recovery and Reinvestment Act of 2009 ("ARRA") and have purchased and will continue to purchase products from us or other suppliers while such programs and funding remain in place. However, customers may substantially curtail future purchases of products as ARRA funding winds down or because all purchases have been completed. The timetable for completion of funded projects varies between the two agencies administering the awards. Projects funded under the Broadband Technology Opportunities Program, which is administered by the National Telecommunications and Information Administration, must be completed by September 30, 2013. Projects funded under the Broadband Initiatives Program, which is administered by the Rural Utilities Service, must be completed by June 30, 2015.

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
We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2012, 2011 and 2010, our research and development expenses were $66.7 million, or 20% of our revenue, $67.7 million, or 20% of our revenue, and $55.4 million, or 19% of our revenue, respectively. For the three months ended March 30, 2013, our research and development expenses were $20.2 million, or 22% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
In addition, the introduction of new or enhanced products also requires that we manage the transition from older products to these new or enhanced products in order to minimize disruption in customer ordering patterns, fulfill ongoing customer commitments and ensure that adequate supplies of new products are available for delivery to meet anticipated customer demand. If we fail to maintain compatibility with other software or equipment found in our customers' existing and planned networks, we may face substantially reduced demand for our products, which would reduce our revenue opportunities and market share. Moreover, as customers complete infrastructure deployments, they may require greater levels of service and support than we have provided in the past. We may not be able to provide products, services and support to compete effectively for these market opportunities. If we are unable to anticipate and develop new products or enhancements to our existing products on a timely and cost-effective basis, we could experience lower sales, which would harm our business.

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
Historically, a large portion of our sales has been to a limited number of customers. For example, for the years ended December 31, 2012, 2011 and 2010, CenturyLink accounted for 21%, 20% and 29%, respectively, of our revenue. However, we cannot anticipate the level of CenturyLink's purchases in the future. The ongoing integration process at CenturyLink following its 2011 merger with Qwest Communications continues to create uncertainty as to whether we will remain a preferred network equipment vendor for the combined organization.
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
We currently focus a large portion of our sales efforts on IOCs, cable MSOs and selected international CSPs. In general, our current and potential customers generally operate small networks with limited capital expenditure budgets. Accordingly, we believe the potential revenues from the sale of our products to any one of these customers is limited. As a result, we must identify and sell products to new customers each quarter to continue to increase our sales. In addition, the spending patterns of many of our customers are characterized by small and sporadic purchases. As a consequence, we have limited backlog and will likely continue to have limited visibility into future operating results.
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
Our products must interoperate with many software applications and hardware products found in our customers' networks. If we are unable to ensure that our products interoperate properly, our business would be harmed.
Our products must interoperate with our customers' existing and planned networks, which often have varied and complex specifications, utilize multiple protocol standards, software applications and products from multiple vendors and contain multiple generations of products that have been added over time. As a result, we must continually ensure that our products interoperate properly with these existing and planned networks. To meet these requirements, we must undertake development efforts that require substantial capital investment and employee resources. We may not accomplish these development efforts quickly or cost-effectively, if at all. If we fail to maintain compatibility with other software or equipment found in our customers' existing and planned networks, we may face substantially reduced demand for our products, which would reduce our revenue opportunities and market share.
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
We depend on sole-source and limited-source suppliers for key components and products. If we are unable to source these components on a timely basis, we will not be able to deliver our products to our customers.
We depend on sole-source and limited-source suppliers for key components of our products. For example, certain of our application-specific integrated circuits processors and resistor networks are purchased from sole-source suppliers. We may from time to time enter into original equipment manufacturer ("OEM") or original design manufacturer ("ODM") agreements to manufacture and/or design certain products in order to enable us to offer products into key markets on an accelerated basis. For example, a third party assisted in the design of and currently manufactures our E5-100 platform family.
Any of the sole-source and limited-source suppliers, OEMs and ODMs upon whom we rely could stop producing our components or products, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. We generally purchase our products through purchase orders and our purchase volumes are currently too low for us to be considered a priority customer by most of our suppliers. As a result, most of these suppliers could stop selling to us at commercially reasonable prices, or at all. Any such interruption or delay may force us to seek similar components or products from alternative sources, which may not be available. Switching suppliers, OEMs or ODMs may require that we redesign our products to accommodate new components, and may potentially require us to re-qualify our products with our customers, which would be costly and time-consuming. Any interruption in the supply of sole-source or limited-source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher expenses and would harm our business.
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
We engage resellers, including Ericsson, to promote, sell, install and support our products to some customers in North America and internationally. Their failure to do so or our inability to recruit or retain appropriate resellers may reduce our sales and thus harm our business.
We engage some value added resellers ("VARs"), who provide sales and support services for our products. In particular, we expect the non-exclusive reseller agreement entered into with Ericsson in 2012 to provide us with an extensive new global reseller channel. We compete with other telecommunications systems providers for our VARs' business and many of our VARs, including Ericsson, are free to market competing products. If Ericsson or any other VAR promotes a competitor's products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key VAR or the failure of VARs to provide adequate customer service could have a negative effect on customer satisfaction and could cause harm to our business. If we do not properly recruit and train VARs to sell, install and service our products, our business, financial condition and results of operations may suffer. Our use of VARs and other third-party support partners, and the associated risks of doing so, are likely to increase as we expand sales outside of North America.
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
We depend on certain proprietary technology for our success and ability to compete. As of March 30, 2013, we held 75 U.S. patents and had 35 pending U.S. patent applications. One U.S. patent is also covered by granted international patents in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.
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
Once our products are deployed within our customers' networks, they depend on our support organization to resolve any issues relating to those products. A high level of support is critical for the successful marketing and sale of our products. If we do not effectively assist our customers in deploying our products, succeed in helping them quickly resolve post-deployment issues or provide effective ongoing support, it could adversely affect our ability to sell our products to existing customers and harm our reputation with potential new customers. As a result, our failure to maintain high quality support and services could result in the loss of customers, which would harm our business.
Our products are highly technical and may contain undetected hardware errors or software bugs, which could harm our reputation and adversely affect our business.
Our products are highly technical and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, bugs or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers, and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and adversely affect the market's perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
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
We operate a wholly foreign owned enterprise, in Nanjing, China, where a dedicated team of engineers performs product development, quality assurance, cost reduction and other engineering work. We also outsource a portion of our software development to a team of software engineers based in Shenyang, China. Our reliance upon development resources in China may not enable us to achieve meaningful product cost reductions or greater resource efficiency. Further, our development efforts and other operations in China involve significant risks, including:

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
Our products may be or become subject to U.S. export controls that will restrict our ability to export them outside of the free-trade zones covered by the North American Free Trade Agreement, Central American Free Trade Agreement and other treaties and laws. Therefore, future international shipments of our products may require export licenses or export license exceptions. In addition, the import laws of other countries may limit our ability to distribute our products, or our customers' ability to buy and use our products, in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could negatively impact our ability to sell our products to existing or potential international customers.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management does not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected.
We are required to comply with Section 404 of the Sarbanes-Oxley Act ("SOX"), which requires us to expend significant resources in developing the required documentation and testing procedures. We cannot be certain that the actions we have taken and are taking to improve our internal controls over financial reporting will be sufficient to maintain effective internal controls over financial reporting in subsequent reporting periods, or that we will be able to implement our planned processes and procedures in a timely manner. In addition, new and revised accounting standards and financial reporting requirements may occur in the future, and implementing changes required by new standards, requirements or laws may require a significant expenditure of our management's time, attention and resources and may adversely affect our reported financial results. If we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.
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
The trading price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Form 10-Q and others such as:

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
In recent years, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

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

•
the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of us.

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
We do not currently intend to pay dividends on our common stock and, consequently, our stockholder's ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our credit facility restrict our ability to pay dividends. Therefore, our stockholders are not likely to receive any dividends on our common stock for the foreseeable future.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales, or purchases made by or on behalf of us or by any affiliated purchaser, of our equity securities during the three months ended March 30, 2013.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Calix, Inc. (filed as Exhibit 3.3 to Amendment No. 7 to Calix's Registration Statement on Form S-1 filed with the SEC on March 23, 2010 (File No. 333-163252) and incorporated by reference herein).

3.2
Amended and Restated Bylaws of Calix, Inc. (filed as Exhibit 3.5 to Amendment No. 7 to Calix's Registration Statement on Form S-1 filed with the SEC on March 23, 2010 (File No. 333-163252) and incorporated by reference herein).

10.1
First Amendment to Lease, by and between 1031, 1035, 1039 North McDowell, LLC and Calix, Inc., effective January 28, 2013 (filed as Exhibit 10.25 to Calix's Form 10-K filed with the SEC on February 22, 2013 (File No. 001-34674) and incorporated by reference herein).

10.2*
Transition and Separation Agreement, by and between Roger Weingarth and Calix, Inc., dated February 6, 2013 (filed as Exhibit 10.26 to Calix's Form 10-K filed with the SEC on February 22, 2013 (File No. 001-34674) and incorporated by reference herein).

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement.

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

CALIX, INC. (Registrant)

Dated:	May 2, 2013	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Dated:	May 2, 2013	By:	/s/ Michael Ashby
Michael Ashby
Chief Financial Officer (Principal Financial Officer)