Form 10-Q
period 2013-06-29
CALIX, INC
filed 2013-08-06
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of July 26, 2013, there were 49,706,603 shares of the Registrant’s common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 29, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,379	$46,995
Accounts receivable, net	62,726	59,519
Inventory	37,402	43,282
Deferred cost of revenue	29,068	21,077
Prepaid expenses and other current assets	8,126	5,677
Total current assets	206,701	176,550
Property and equipment, net	18,547	21,083
Goodwill	116,175	116,175
Intangible assets, net	53,021	62,301
Other assets	1,591	1,788
Total assets	$396,035	$377,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,714	$16,804
Accrued liabilities	36,664	36,176
Deferred revenue	53,763	39,315
Total current liabilities	107,141	92,295
Long-term portion of deferred revenue	17,335	15,782
Other long-term liabilities	1,394	745
Total liabilities	125,870	108,822
Commitments and contingencies (See Note 5)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 29, 2013 and December 31, 2012	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized; 49,536,428 shares and 48,898,924 shares issued and outstanding as of June 29, 2013 and December 31, 2012, respectively	1,238	1,222
Additional paid-in capital	772,650	760,232
Accumulated other comprehensive income	144	132
Accumulated deficit	(503,867)	(492,511)
Total stockholders’ equity	270,165	269,075
Total liabilities and stockholders’ equity	$396,035	$377,897
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue	$94,439	$78,928	$184,987	$157,493
Cost of revenue:
Products and services (1)	49,846	43,619	97,191	87,090
Amortization of intangible assets	2,088	2,088	4,176	3,363
Total cost of revenue	51,934	45,707	101,367	90,453
Gross profit	42,505	33,221	83,620	67,040
Operating expenses:
Research and development (1)	20,035	16,473	40,206	33,439
Sales and marketing (1)	17,079	14,897	32,880	29,787
General and administrative (1)	7,684	6,129	15,815	12,909
Amortization of intangible assets	2,552	2,552	5,104	5,104
Total operating expenses	47,350	40,051	94,005	81,239
Loss from operations	(4,845)	(6,830)	(10,385)	(14,199)
Interest and other income (expense), net:
Interest income	1	4	2	11
Interest expense	(42)	(57)	(70)	(99)
Other income (expense), net	(43)	(67)	(322)	(89)
Loss before provision for income taxes	(4,929)	(6,950)	(10,775)	(14,376)
Provision for income taxes	224	141	581	236
Net loss	$(5,153)	$(7,091)	$(11,356)	$(14,612)
Net loss per common share:
Basic and diluted	$(0.10)	$(0.15)	$(0.23)	$(0.30)
Weighted-average number of shares used to compute net loss per common share:
Basic and diluted	49,153	47,972	49,034	47,911
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	30	(35)	12	11
Total other comprehensive income (loss), net of tax	30	(35)	12	11
Comprehensive loss	$(5,123)	$(7,126)	$(11,344)	$(14,601)

(1) Includes stock-based compensation as follows:
Cost of revenue	$377	$381	$728	$744
Research and development	1,300	1,091	2,486	2,112
Sales and marketing	1,464	1,338	2,743	2,577
General and administrative	2,134	1,529	4,037	3,221
	$5,275	$4,339	$9,994	$8,654

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Operating activities:
Net loss	$(11,356)	$(14,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,363	4,129
Loss on retirement of property and equipment	560	84
Amortization of intangible assets	9,280	8,467
Stock-based compensation	9,994	8,654
Changes in operating assets and liabilities:
Restricted cash	—	754
Accounts receivable, net	(3,207)	(8,656)
Inventory	5,880	11,409
Deferred cost of revenue	(7,991)	(4,398)
Prepaid expenses and other assets	(2,009)	134
Accounts payable	(90)	5,997
Accrued liabilities	464	(2,508)
Deferred revenue	16,001	9,167
Other long-term liabilities	311	(514)
Net cash provided by operating activities	23,200	18,107
Investing activities:
Purchase of property and equipment	(3,265)	(6,296)
Net cash used in investing activities	(3,265)	(6,296)
Financing activities:
Proceeds from exercise of stock options	288	139
Proceeds from employee stock purchase plan	2,464	2,222
Taxes withheld upon vesting of restricted stock units	(312)	(54)
Net cash provided by financing activities	2,440	2,307
Effect of exchange rate changes on cash and cash equivalents	9	29
Net increase in cash and cash equivalents	22,384	14,147
Cash and cash equivalents at beginning of period	46,995	38,938
Cash and cash equivalents at end of period	$69,379	$53,085

Non-cash investing activities:
Property and equipment acquired using credits from Ericsson Inc.	$125	$—

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All significant intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date.
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
The Company's fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had two less days in the first quarter of 2013 than in 2012, and the same number of days in the second quarter of 2013 as in 2012. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to the Condensed Consolidated Statement of Cash Flows for the prior year period presented to conform to the current year presentation. The reclassifications are related to customer shipments that have not met the delivery criteria for revenue recognition. The impact of the reclassifications to the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012, included a $0.2 million decrease in change in accounts receivable, a $48 thousand increase in change in inventory, a $49 thousand decrease in change in deferred cost of revenue, and a $0.2 million increase in change in deferred revenue. The reclassifications did not impact the Company's operating results or net cash flows from operating, investing, or financing activities for the three and six months ended June 30, 2012 as previously reported in Form 10-Q for the quarterly period ended June 30, 2012.

2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. Our significant accounting policies did not materially change during the six months ended June 29, 2013.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11"), which provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. ASU 2013-11 will be effective for the Company beginning in the first quarter of fiscal 2014. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for the Company in its first quarter of fiscal 2013 and was applied prospectively. Other than requiring additional disclosures, adoption of this guidance did not have an impact on the financial statements of the Company.

3. Goodwill and Intangible Assets
Goodwill
Goodwill was recorded as a result of the Company's acquisitions of Occam Networks, Inc. (“Occam”) in February 2011 and Optical Solutions, Inc. ("OSI") in February 2006. This goodwill is not deductible for tax purposes, and there have been no adjustments to goodwill since the acquisition dates.
Goodwill is not amortized but instead is subject to an annual impairment test or more frequently if events or changes in circumstances indicate that it may be impaired. In the Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"), the FASB simplified testing goodwill for impairment, allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines as a result of the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required.
We evaluate goodwill on an annual basis at the end of the second quarter of each year. Management has determined that we operate as a single reporting unit and, therefore, evaluates goodwill impairment at the enterprise level. Management assessed qualitative factors to determine whether it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the Company was less than its carrying amount, including goodwill, as of June 29, 2013. In assessing the qualitative factors, management considered the impact of these key factors: macro-economic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities, market capitalization and stock price. Management concluded that the fair value of the Company was more likely than not greater than its carrying amount as of June 29, 2013. As such, it was not necessary to perform the two-step goodwill impairment test at the time.
Based on the above assessment, the Company concluded that there was no impairment to the carrying value of the Company's goodwill as of June 29, 2013.
Intangible Assets
Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of June 29, 2013 and December 31, 2012 are disclosed in the following table (in thousands):

	June 29, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(43,162)	$25,802	$68,964	$(38,986)	$29,978
Customer relationships	54,740	(27,521)	27,219	54,740	(22,417)	32,323
Total intangible assets, excluding goodwill	$123,704	$(70,683)	$53,021	$123,704	$(61,403)	$62,301
Amortization expense was $4.6 million and $9.3 million for the three and six months ended June 29, 2013, respectively, and $4.6 million and $8.5 million for the three and six months ended June 30, 2012, respectively.
Expected future amortization expense for the fiscal years indicated is as follows (in thousands):

Period	Expected Amortization Expense
Remainder of 2013	$9,281
2014	18,561
2015	18,561
2016	5,805
2017	813
Total	$53,021

4. Balance Sheet Details
Cash and cash equivalents consisted of the following (in thousands):

	June 29, 2013	December 31, 2012
Cash	$49,540	$27,157
Money market funds	19,839	19,838
Total cash and cash equivalents	$69,379	$46,995
Accounts receivable, net consisted of the following (in thousands):

	June 29, 2013	December 31, 2012
Accounts receivable	$63,803	$61,680
Allowance for doubtful accounts	(406)	(421)
Product return reserve	(671)	(1,740)
Accounts receivable, net	$62,726	$59,519
Inventory consisted of the following (in thousands):

	June 29, 2013	December 31, 2012
Raw materials	$7,584	$9,377
Finished goods	29,818	33,905
Total inventory	$37,402	$43,282
Property and equipment, net consisted of the following (in thousands):

	June 29, 2013	December 31, 2012
Computer equipment and software	$30,400	$31,582
Test equipment	38,096	37,595
Furniture and fixtures	1,512	1,470
Leasehold improvements	6,381	6,763
Total	76,389	77,410
Accumulated depreciation and amortization	(57,842)	(56,327)
Property and equipment, net	$18,547	$21,083
Accrued liabilities consisted of the following (in thousands):

	June 29, 2013	December 31, 2012
Accrued warranty	$12,323	$11,762
Accrued compensation and related benefits	13,259	12,906
Accrued professional and consulting fees	1,844	1,740
Accrued excess and obsolete inventory at contract manufacturers	1,343	1,357
Accrued customer rebates	926	1,565
Accrued business travel expenses	900	593
Sales and use tax payable	726	929
Income taxes payable	1,015	627
Accrued other	4,328	4,697
Total accrued liabilities	$36,664	$36,176

Deferred cost of revenue consisted entirely of products and services. Deferred revenue consisted of the following (in thousands):

	June 29, 2013	December 31, 2012
Product and services - current	$51,066	$36,715
Extended warranty - current	2,697	2,600
Extended warranty - non-current	17,248	15,711
Product and services - non-current	87	71
Total deferred revenue	$71,098	$55,097

The following table provides the changes in accumulated other comprehensive income (loss) by component for the periods indicated (in thousands):

	Three Months Ended
	June 29, 2013		June 30, 2012
	Foreign Currency Translation Adjustments	Total	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$114	$114	$144	$144
Other comprehensive income (loss)	30	30	(35)	(35)
Balance at end of period	$144	$144	$109	$109

	Six Months Ended
	June 29, 2013		June 30, 2012
	Foreign Currency Translation Adjustments	Total	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$132	$132	$98	$98
Other comprehensive income	12	12	11	11
Balance at end of period	$144	$144	$109	$109

5. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2012 are disclosed in our Annual Report on Form 10-K, and have not changed materially during the six months ended June 29, 2013 except for the following agreement entered into during 2013.
On January 28, 2013, the Company entered into an amendment to its lease agreement (the "Amendment") for its primary office space in Petaluma, California, to extend the lease term from February 2014 to February 2019 under a new base rent schedule effective February 1, 2013. The total minimum future payment commitment under this Amendment is $5.6 million. In connection with this Amendment, the Company received a lease incentive consisting of $0.4 million that can be used for leasehold improvements or be applied as credits to rent payments. The Company has capitalized the full amount of the lease incentive and this incentive is being amortized through rent expense over the extended lease term. As of June 29, 2013, the unamortized lease incentive related to this Amendment was $0.4 million, of which $0.1 million and $0.3 million were included in "Accrued liabilities" and "Other long-term liabilities", respectively, in the Condensed Consolidated Balance Sheet as of June 29, 2013.
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

Changes in the Company’s warranty reserve were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Balance at beginning of period	$11,985	$11,849	$11,762	$12,104
Warranty charged to cost of revenue	1,615	832	2,782	2,020
Utilization of warranty	(1,277)	(1,404)	(2,221)	(2,847)
Balance at end of period	$12,323	$11,277	$12,323	$11,277
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
The amended Steinhardt complaint sought injunctive relief rescinding the merger transaction and an award of damages in an unspecified amount, as well as plaintiffs' costs, attorney's fees, and other relief.
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
Fact discovery in the case closed on April 30, 2013. On June 11, 2013, the plaintiffs filed their Second Amended Class Action Complaint for Breach of Fiduciary Duty (“Second Amended Complaint”). The Second Amended Complaint adds Occam's former CFO as a defendant, and alleges that each of the defendants breached their fiduciary duties by failing to attempt to obtain the best purchase price for Occam and failing to disclose certain allegedly material facts about the merger transaction in the preliminary proxy statement and prospectus included in the Registration Statement on Form S-4 filed with the SEC on November 2, 2010.
On July 17, 2013, attorneys representing all of the defendants named in the Second Amended Complaint filed Defendants' Opening Brief in Support of Their Motion for Summary Judgment, arguing that all defendants are entitled to summary judgment on all counts of the Second Amended Complaint. Plaintiffs' answering brief to the motion for summary judgment is to be filed on or before August 27, 2013, and defendants' reply brief is to be filed on or before September 17, 2013. A hearing on the motion for summary judgment will likely follow later in the fall of 2013.
The Company believes that the allegations in the Second Amended Complaint are without merit and intends to continue to vigorously contest the action. However, there can be no assurance that the Company will be successful in defending this ongoing action. In addition, the Company has obligations, under certain circumstances, to hold harmless and indemnify each of the former Occam directors and officers against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam's bylaws and certificate of incorporation. Such obligations may apply to this lawsuit.
The Company is not currently a party to any other legal proceedings that, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's business, operating results or financial condition.

6. Fair Value Measurements
In accordance with Accounting Standard Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, (“ASC Topic 820”), the Company measures its cash equivalents at fair value on a recurring basis. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
The following table sets forth the Company's financial assets measured at fair value on a recurring basis as of June 29, 2013 and December 31, 2012, based on the three-tier fair value hierarchy (in thousands):

As of June 29, 2013	Level 1	Total
Money market funds	$19,839	$19,839
Total	$19,839	$19,839

As of December 31, 2012	Level 1	Total
Money market funds	$19,838	$19,838
Total	$19,838	$19,838
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

7. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Numerator:
Net loss	$(5,153)	$(7,091)	$(11,356)	$(14,612)
Denominator:
Weighted-average common shares outstanding	49,153	47,972	49,034	47,911
Basic and diluted net loss per common share	$(0.10)	$(0.15)	$(0.23)	$(0.30)
As the Company incurred net losses in the periods presented, the following table displays the Company’s outstanding common stock equivalents that were excluded from the computation of diluted net loss per share, as the effect of including them would have been anti-dilutive (in thousands):

	June 29, 2013	June 30, 2012
Restricted stock units and performance restricted stock units	2,651	2,284
Stock options	2,612	2,036
Employee stock purchase plan	253	292
Common stock warrants	23	23
Total common stock equivalents	5,539	4,635

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

Stock Options
During the three months ended June 29, 2013, the Company did not grant stock options. During the six months ended June 29, 2013, the Company granted 540,000 stock options at a weighted-average grant date fair value of $4.78 per share. During the three months ended June 29, 2013, 71,680 stock options were exercised at a weighted-average exercise price of $3.43 per share. During the six months ended June 29, 2013, 88,642 stock options were exercised at a weighted-average exercise price of $3.25 per share. As of June 29, 2013, unrecognized stock-based compensation expense of $8.0 million related to stock options, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock Units
During the three and six months ended June 29, 2013, 528,186 RSUs were granted with a weighted-average grant date fair value of $8.34 per share. During the three and six months ended June 29, 2013, 147,558 and 149,694 RSUs vested, respectively, and were converted to an equivalent number of shares of common stock. As of June 29, 2013, unrecognized stock-based compensation expense of $14.2 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.2 years.
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
During the three months ended June 29, 2013, no PRSUs were granted. During the six months ended June 29, 2013, the Company granted 230,000 PRSUs with a weighted-average grant date fair value of $11.24 per unit. As of June 29, 2013, unrecognized stock-based compensation expense of $2.9 million related to PRSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Awards
During the six months ended June 29, 2013, no RSAs were granted. As of June 29, 2013, unrecognized stock-based compensation expense of $3.3 million related to RSAs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.0 years.
Employee Stock Purchase Plan
The Company’s Amended and Restated Employee Stock Purchase Plan (“ESPP”) allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their annual compensation subject to certain Internal Revenue Code limitations. In addition, no participant may purchase more than 2,000 shares of common stock in each offering period.
The offering periods under the ESPP are six-month periods commencing on June 1 and December 1 of each year. The price of common stock purchased under the plan is 85 percent of the lower of the fair market value of the common stock on the commencement date and exercise date of each six-month offering period. As of June 29, 2013, there were 2,845,428 shares available for issuance under the ESPP.
During the three and six months ended June 29, 2013, 414,168 shares were purchased under the ESPP. As of June 29, 2013, unrecognized stock-based compensation expense of $0.6 million related to the ESPP was expected to be recognized over a remaining service period of 5 months.
Stock-Based Compensation Expense
In accordance with ASC Topic 718, Compensation - Stock Compensation, ("ASC Topic 718"), stock-based compensation expense associated with stock options, RSUs, PRSUs, RSAs, and purchase rights under the ESPP is measured at the grant date based on the fair value of the award, and is recognized, net of forfeitures, as expense over the remaining requisite service period on a straight-line basis.
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
The following table summarizes the weighted-average assumptions used in estimating the grant-date fair value of stock options in the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Expected volatility	N/A	55%	62%	56%
Expected life (years)	N/A	6.25	6.05	6.25
Expected dividend yield	N/A	—	—	—
Risk-free interest rate	N/A	1.01%	1.12%	1.12%
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
In accordance with ASC Topic 718, total fair value of the accelerated stock awards after the modification is $0.6 million, which is being recognized on a straight-line basis over the remaining service period through the Termination Date. During the three and six months ended June 29, 2013, $0.1 million and $0.2 million of the total fair value has been recognized in general and administrative expenses.

9. Credit Facility
The Company had a revolving credit facility ("Prior Credit Facility") of $30.0 million with Silicon Valley Bank based upon a percentage of eligible accounts receivable, which matured on June 30, 2013. The Prior Credit Facility has been replaced by a new credit facility of $50.0 million with Bank of America. See Note 11, “Subsequent Event” for details of the new agreement.
As of June 29, 2013 and December 31, 2012, the Company had outstanding letters of credit totaling $1.2 million and $3.3 million, respectively, under the Prior Credit Facility. After the Prior Credit Facility matured on June 30, 2013, the Company cash collateralized the outstanding letters of credit in the amount of $1.2 million with Silicon Valley Bank. There were no outstanding borrowings under the Prior Credit Facility as of June 29, 2013 and December 31, 2012. The Company was required to pay commitment fees of 0.25% per year on any unused portions of this facility. As of June 29, 2013 and December 31, 2012, the Company was in compliance with its financial covenants under the Prior Credit Facility.

10. Income Taxes
The following table presents the income tax expenses from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Provision for income taxes	$224	$141	$581	$236
Effective tax rate	(4.5)%	(2.0)%	(5.4)%	(1.6)%
The Company has incurred operating losses since inception and, as such, has not received a tax benefit for these losses. The income tax provision for the first two quarters of 2013 and 2012 primarily consisted of federal alternative minimum tax and state and foreign income taxes. The effective tax rates differ from the U.S. federal statutory rate of 34.0% due primarily to the tax affected change in the valuation allowance against the Company's deferred tax assets.

ASC Topic 740, Income Taxes, ("ASC Topic 740"), provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has established and continues to maintain a full valuation allowance against its net deferred tax assets, with the exception of certain foreign deferred tax assets, as the Company does not believe that realization of those assets is more likely than not.
As of June 29, 2013, the Company had unrecognized tax benefits of $13.5 million, of which $0.1 million would affect the Company's effective tax rate if recognized. As of December 31, 2012, the Company had unrecognized tax benefits of $13.2 million, of which $0.1 million would affect the Company's effective tax rate if recognized.

11. Subsequent Event
On July 29, 2013, we entered into a credit agreement with Bank of America, N.A. The credit agreement is structured such that other financial institutions can at a later time become party to the credit agreement through an amendment via a syndication process (collectively, together with Bank of America, N.A., the "Lenders"). The credit agreement provides for a revolving facility in the aggregate principal amount of up to $50.0 million, which includes a $20.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for a swingline facility. Subject to customary conditions, up to $25.0 million of the revolving facility may be converted to a term loan facility at any time prior to the maturity of the revolving facility. The revolving facility matures on July 29, 2016, but may be extended up to two times (each extension for an additional one-year period) upon mutual agreement of the Company and the Lenders. The credit facility is secured by substantially all of our assets, including our intellectual property. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions.
Loans under the credit facility bear interest at an annual rate equal to the base rate plus 0.75% to 1.25% or LIBOR plus 2.00% to 2.50% based on a leverage ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA (customarily defined). Interest on the revolving facility is due quarterly, and any outstanding interest and principal is due on the maturity date of the revolving facility. We are required to repay principal on a term loan in twenty equal quarterly payments from the date we enter into a term loan, and all outstanding principal and accrued interest is due on the revolving facility maturity date. Swingline loans must be repaid on the earlier of (i) ten business days after a loan is made and (ii) the revolving facility maturity date.
The credit facility includes affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type. Furthermore, the credit agreement requires us to maintain certain financial covenants, including a maximum consolidated leverage ratio, and a minimum consolidated liquidity ratio of cash, cash equivalents and accounts receivable to consolidated funded indebtedness. As of the date of this Quarterly Report on Form 10-Q, we were in compliance with these requirements.
The credit facility also includes customary events of default, the occurrence and continuation of which would provide the Lenders with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against us and the collateral securing the loans under the credit facility.
The full text of the credit agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

We market our access systems and software to CSPs globally through our direct sales force as well as a limited number of resellers. At the end of the second quarter of 2013, over seventeen million ports of our Unified Access portfolio have been deployed at more than 1,200 CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. In addition, we have over 425 commercial video customers and have enabled over 850 customers to deploy gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue increased to $94.4 million and $185.0 million for the three and six months ended June 29, 2013, from $78.9 million and $157.5 million for the three and six months ended June 30, 2012. During the first half of 2012, we experienced softness in our business due to lower demand across multiple customer markets, which was due to a slowdown in capital expenditures by service providers increasingly concerned about macro-economic conditions and uncertainties associated with the implementation of regulatory reforms. However, beginning in the second half of 2012 and through the first six months of 2013, we experienced steady improvement in our operating results, and we expect that trend to continue. Continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, those customers in the large CSP and international markets. Additionally, we expect that our acquisition of Ericsson's fiber access assets will have a positive impact to revenue in 2013 and beyond. Since our inception, we have incurred significant losses, and as of June 29, 2013, we had an accumulated deficit of $503.9 million. Our net loss was $5.2 million and $11.4 million for the three and six months ended June 29, 2013, respectively. Our net loss was $7.1 million and $14.6 million for the three and six months ended June 30, 2012, respectively.
Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, large customer purchase agreements with delayed revenue recognition, varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets. Customers typically purchase more products during our second and third fiscal quarters. Finally, in our fourth fiscal quarter, customer purchases typically increase as they are attempting to spend the rest of their budget for the year. As of June 29, 2013, our deferred revenue of $71.1 million primarily included certain contracts with customers who receive government supported loans and grants from the U.S. Department of Agriculture’s Rural Utility Service (“RUS”) that require installation services, as well as extended warranty services contracts that are recognized ratably over the period during which the services are to be performed. The timing of deferred recognition may cause significant fluctuations in our revenue and operating results from period to period.
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
Our operating expenses have fluctuated based on the following factors: timing of variable compensation expenses due to fluctuations in order volumes, timing of salary increases which have historically occurred in the second quarter, timing of bonus expenses due to changes in the Company’s performance, timing of research and development expenses including prototype builds and intermittent outsourced development projects. As a result of the acquisition of Ericsson's fiber access assets in November 2012, we have also incurred increased compensation costs in research and development due to the additional headcount and increased facility related costs. We anticipate that our operating expenses will increase in absolute dollar amounts but will decline as a percentage of revenue over time.
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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012. During the six months ended June 29, 2013, there have been no significant changes in our critical accounting policies and estimates.

Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. ASU 2013-11 will be effective for the Company beginning in the first quarter of fiscal 2014. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for us in our first quarter of fiscal 2013 and should be applied prospectively. Other than requiring additional disclosures, adoption of this guidance did not have an impact on our financial statements.

Results of Operations
Comparison of the Three and Six Months Ended June 29, 2013 and June 30, 2012
Revenue
The following table sets forth our revenue:

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Variance in Dollars	Variance in Percent	June 29, 2013	June 30, 2012	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$94,439	$78,928	$15,511	20%	$184,987	$157,493	$27,494	17%
The increases in revenue during the three and six months ended June 29, 2013 compared with the corresponding periods of fiscal 2012 primarily resulted from improved macro-economic conditions and our continuous efforts to expand our worldwide footprint. We experienced an increase in shipment volume across our existing customer base and from the addition of new customers, both domestically and internationally.
Our revenue is principally derived in the United States. During the three and six months ended June 29, 2013, revenue generated in the United States represented approximately 87% of total revenue. During the three and six months ended June 30, 2012, revenue generated in the United States represented approximately 93% of total revenue. We expect that our international revenue will continue to grow as we continue our expansion into international markets.
Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue:

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Variance in Dollars	Variance in Percent	June 29, 2013	June 30, 2012	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue:
Products and services	$49,846	$43,619	$6,227	14%	$97,191	$87,090	$10,101	12%
Amortization of intangible assets	2,088	2,088	—	—%	4,176	3,363	813	24%
Total cost of revenue	$51,934	$45,707	$6,227	14%	$101,367	$90,453	$10,914	12%
Gross profit	$42,505	$33,221	$9,284	28%	$83,620	$67,040	$16,580	25%
Gross margin	45%	42%			45%	43%

The increase in cost of revenue during the three months ended June 29, 2013 compared with the corresponding period of fiscal 2012 was due to a $6.2 million increase in products and services cost, which was primarily related to increased shipments.
The increase in cost of revenue during the six months ended June 29, 2013 compared with the corresponding period of fiscal 2012 was due to a $10.1 million increase in products and services cost, which was primarily related to increased shipments, and a $0.8 million increase in amortization of intangible assets resulted from core developed technology that began amortizing in the second quarter of 2012 as further discussed below.
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
Excluding amortization of intangible assets, gross margin increased to 47% during the three and six months ended June 29, 2013 from 45% during the corresponding periods of fiscal 2012, primarily due to a combination of product mix and cost reductions.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses:

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Variance in Dollars	Variance in Percent	June 29, 2013	June 30, 2012	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$20,035	$16,473	$3,562	22%	$40,206	$33,439	$6,767	20%
Percent of total revenue	21%	21%			22%	21%
The increases in research and development expenses during the three and six months ended June 29, 2013 compared with the corresponding periods of fiscal 2012 were primarily due to a $3.8 million and a 6.2 million increase, respectively, in compensation and employee benefits expenses due to increased headcount resulting from our acquisition of Ericsson's fiber access assets in November 2012, and a company-wide salary increase and bonuses earned during the first half of 2013. In 2012, we did not have a company-wide salary increase or bonuses payout. In addition, during the six months ended June 29, 2013, we had a $1.7 million increase in depreciation and facility related costs as a result of the additional equipment that was acquired from Ericsson in November 2012 and entry into a lease for office space in San Jose in November 2012, which was offset in part by a $1.1 million decrease in consulting and professional service expenses.
We are continuing our strategic investments in our Unified Access portfolio. We intend to continue to dedicate significant resources to research and development and to develop new product capabilities to support the performance, scalability and management of our Unified Access portfolio.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses:

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Variance in Dollars	Variance in Percent	June 29, 2013	June 30, 2012	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$17,079	$14,897	$2,182	15%	$32,880	$29,787	$3,093	10%
Percent of total revenue	18%	19%			18%	19%
The increases in sales and marketing expenses during the three and six months ended June 29, 2013 compared with the corresponding periods of fiscal 2012 were primarily due to a $1.9 million and a $2.7 million increase, respectively, in compensation and employee benefits related costs due to increased headcount resulting from the hiring of additional employees to pursue our international expansion, the company-wide salary increase and bonuses earned during the first half of 2013. In 2012, we did not have a company-wide salary increase or bonus payout.
We will continue our investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives.

General and Administrative Expenses
The following table sets forth our general and administrative expenses:

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Variance in Dollars	Variance in Percent	June 29, 2013	June 30, 2012	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$7,684	$6,129	$1,555	25%	$15,815	$12,909	$2,906	23%
Percent of total revenue	8%	8%			9%	8%
The increases in general and administrative expenses during the three and six months ended June 29, 2013 compared with the corresponding periods of fiscal 2012 were primarily due to a $1.6 million and a $1.9 million increase, respectively, in compensation and employee benefits related costs due to the company-wide salary increase and bonuses earned during the first half of 2013, additional equity awards granted in the past four quarters, and increased headcount. In 2012, we did not have a company-wide salary increase or bonus payout. During the six months ended June 29, 2013, there was also a $0.6 million increase in professional and consulting service expenses resulting from increased legal and audit fees.
Provision for Income Taxes
The following table sets forth our provision for income taxes:

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Variance in Dollars	Variance in Percent	June 29, 2013	June 30, 2012	Variance in Dollars	Variance in Percent
	(in thousands, except percentages)				(in thousands, except percentages)
Provision for income taxes	$224	$141	$83	59%	$581	$236	$345	146%
Effective tax rate	(4.5)%	(2.0)%			(5.4)%	(1.6)%
The effective tax rates differ from the U.S. federal statutory rate of 34% due primarily to the tax affected changes in the valuation allowance against the Company's deferred tax assets.
ASC Topic 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has established and continues to maintain a full valuation allowance against our net deferred tax assets, with the exception of certain foreign deferred tax assets, as we do not believe that realization of those assets is more likely than not.
As of June 29, 2013, the Company had unrecognized tax benefits of $13.5 million, of which $0.1 million would affect the Company's effective tax rate if recognized. As of December 31, 2012, the Company had unrecognized tax benefits of $13.2 million, of which $0.1 million would affect the Company's effective tax rate if recognized.
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations and the 2010 initial public offering of our common stock. At June 29, 2013, we had cash and cash equivalents of $69.4 million, which consisted of deposits held at banks and money market mutual funds held at major financial institutions.
Operating Activities
Our operating activities provided cash of $23.2 million and $18.1 million in the six months ended June 29, 2013 and June 30, 2012, respectively. The increase in cash provided by operating activities was due to a favorable change of $7.1 million in our operating results after adjustment of non-cash charges, offset by a $2.0 million decrease from changes in operating assets and liabilities.
In the six months ended June 29, 2013, non-cash charges were $25.2 million (the majority of which consist of depreciation and amortization expense and stock-based compensation expense). Cash outflows from changes in operating assets and liabilities included primarily an $8.0 million increase in deferred cost of revenue primarily related to the increased deferred revenue from certain RUS-funded contracts, a $3.2 million increase in net accounts receivable due to increased shipments offset in part by strong collection in the second quarter of 2013, and a $2.0 million increase in prepaid expenses and other assets. Cash inflows from changes in operating assets and liabilities primarily resulted from a $16.0 million increase in deferred revenue as a result of increased shipments relating to certain RUS-funded contracts and increased extended warranty service contracts and a $5.9 million decrease in inventory due to improved inventory management.
In the six months ended June 30, 2012, non-cash charges were $21.3 million (the majority of which consist of stock-based compensation expense and depreciation and amortization expense). Cash inflows from changes in operating assets and liabilities primarily included an $11.4 million decrease in inventory due to improved inventory management, a $9.2 million increase in deferred revenue as a result of increased shipments relating to certain RUS-funded contracts, and a $6.0 million increase in accounts payable due to the timing of inventory receipts and payments. Cash outflows from changes in operating assets and liabilities included primarily an $8.7 million increase in net accounts receivable due to the timing of sale and billing activities, a $4.4 million increase in deferred cost of revenue primarily related to the deferral of certain RUS-funded contracts, and a $2.5 million decrease in accrued liabilities.
Investing Activities
Our cash used in investing activities in the six months ended June 29, 2013 consisted of capital expenditures of $3.3 million primarily as a result of purchases of test equipment, computer equipment and software.
Our cash used in investing activities in the six months ended June 30, 2012 primarily consisted of capital expenditures as a result of purchases of computer equipment and software.
Financing Activities
Our financing activities provided cash of $2.4 million in the six months ended June 29, 2013, which consisted of proceeds of $2.5 million from the issuance of common stock under the ESPP, and proceeds of $0.3 million from the exercise of stock options, offset by a $0.3 million payment of payroll taxes for the vesting of restricted stock units.
Our financing activities provided cash of $2.3 million in the six months ended June 30, 2012, which primarily consisted of proceeds from the issuance of common stock under the ESPP.
Working Capital and Capital Expenditure Needs
We currently have no material cash commitments, except for normal recurring trade payables, expense accruals, operating leases and firm purchase commitments. In addition, we believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. At June 29, 2013, there were no restrictions on our cash. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.
As of June 29, 2013, we had outstanding letters of credit totaling $1.2 million under our Prior Credit Facility. After the Prior Credit Facility matured on June 30, 2013, we cash collateralized the outstanding letters of credit in the amount of $1.2 million with Silicon Valley Bank. On July 29, 2013, we entered into a credit agreement that provides for a revolving facility in the aggregate principal amount of up to $50.0 million. Subject to customary conditions, up to $25.0 million of the revolving facility may be converted to a term loan facility at any time prior to the maturity of the revolving facility. The revolving facility matures on July 29, 2016, but may be extended up to two times (each extension for an additional one-year period) upon mutual agreement of the Company and the Lenders. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions. Please refer to Note 11, "Subsequent Event" of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more details of this credit facility.
We believe based on our current operating plan, our existing cash, cash equivalents and amounts available under our credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be harmed.
Contractual Obligations and Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2012 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, and have not changed materially during the six months ended June 29, 2013 except for the following agreement entered into during 2013.
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
Off-Balance Sheet Arrangements
As of June 29, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At June 29, 2013, we had cash and cash equivalents of $69.4 million, which was held primarily in cash or money market funds. Due to the nature of these money market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings, if any, under our credit facility that was entered into on July 29, 2013, which allows us to borrow up to a maximum amount of $50.0 million. Borrowings under this credit facility will accrue interest at a variable rate based upon the applicable base rate or LIBOR plus a margin depending on the Company's leverage ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA (customarily defined). We have not borrowed any funds under the credit facility.
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
Our operating expenses are incurred primarily in the United States, with a small portion of expenses incurred in China associated with our research and development operations that are maintained there, and in the United Kingdom where our sales and services office is located. Our operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. For the six months ended June 29, 2013, approximately 92% of our operating expenses were U.S.-dollar denominated, and 4% of our expenses were denominated in each of British pound and Chinese RMB. If the British pound and Chinese RMB had fluctuated by plus or minus 10% from the exchange rates as of June 29, 2013, the change in our results of operation for the first half of 2013 would have been immaterial. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 29, 2013 was a net translation gain of approximately $12 thousand. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Condensed Consolidated Statements of Comprehensive Loss. During the six months ended June 29, 2013, the net loss we recognized related to these foreign exchange assets and liabilities was approximately $0.1 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of June 29, 2013, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.
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
We have a history of losses, and we may not be able to generate positive operating income and maintain positive cash flows in the future.
We have experienced net losses in each year of our existence. For the years ended December 31, 2012, December 31, 2011, and December 31, 2010, we incurred net losses of $28.3 million, $52.6 million, and $18.6 million, respectively. For the three and six months ended June 29, 2013, we incurred net losses of $5.2 million and $11.4 million, respectively. As of June 29, 2013, we had an accumulated deficit of $503.9 million.
We expect to continue to incur significant expenses for research and development, sales and marketing, customer support and general and administrative functions as we expand our operations. Given our growth rate and the intense competitive pressures we face, we may be unable to control our operating costs.
We cannot guarantee that we will achieve profitability in the future. We will have to generate and sustain significant and consistent increased revenue, while continuing to control our expenses, in order to achieve and then maintain profitability. We may also incur significant losses in the future for a number of reasons, including the risks discussed in this “Risk Factors” section and factors that we cannot anticipate. If we are unable to generate positive operating income and maintain positive cash flows from operations, our liquidity, results of operations and financial condition will be adversely affected.
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
We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2012, 2011 and 2010, our research and development expenses were $66.7 million, or 20% of our revenue, $67.7 million, or 20% of our revenue, and $55.4 million, or 19% of our revenue, respectively. For the six months ended June 29, 2013, our research and development expenses were $40.2 million, or 22% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
We currently focus a large portion of our sales efforts on IOCs, cable multiple system operators ("MSOs") and selected international CSPs. In general, our current and potential customers generally operate small networks with limited capital expenditure budgets. Accordingly, we believe the potential revenues from the sale of our products to any one of these customers is limited. As a result, we must identify and sell products to new customers each quarter to continue to increase our sales. In addition, the spending patterns of many of our customers are characterized by small and sporadic purchases. As a consequence, we have limited backlog and will likely continue to have limited visibility into future operating results.
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
The markets for our products are characterized by a significant number of standards, both domestic and international, which are evolving as new technologies are developed and deployed. Our products must comply with these standards in order to be widely marketable. In some cases, we are compelled to obtain certifications or authorizations before our products can be introduced, marketed or sold in new markets or to customers that we have not historically served. For example, our ability to obtain Operations System Modification for Intelligent Network Elements ("OSMINE") certification for our products will affect our ongoing ability to continue to sell our products to CenturyLink and other Tier 1 CSPs.
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
We depend on certain proprietary technology for our success and ability to compete. As of June 29, 2013, we held 80 U.S. patents and had 32 pending U.S. patent applications. One U.S. patent is also covered by granted international patents in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.
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
We are sometimes required to issue performance bonds to satisfy requirements under our RUS and ARRA contracts. The performance bonds generally cover the full amount of the contract. Upon our performance under the contract and acceptance by the customer, the performance bond is released. The time period between issuing the performance bond and its release can be lengthy. We issue letters of credit under our credit facility to support a portion of these performance bonds. In the event we do not have sufficient capacity under our credit facility to support these bonds, we will have to provide certificates of deposit or other security, which could materially impact our working capital or limit our ability to satisfy such contract requirements. In the event that we are unable to issue such bonds, we may lose business and customers who purchase under RUS and ARRA contracts. In addition, if we exhaust our credit facility or working capital reserves in issuing such bonds, we may be required to eliminate or curtail expenditures to mitigate the impact on our working capital or financial condition.
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
We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our credit facility restrict our ability to pay dividends under certain circumstances. Therefore, our stockholders are not likely to receive any dividends on our common stock for the foreseeable future.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales, or purchases made by or on behalf of us or by any affiliated purchaser, of our equity securities during the six months ended June 29, 2013.

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

10.1	Credit Agreement, among Calix, Inc., certain of its subsidiaries, Bank of America, N.A. and the other lenders party thereto, dated July 29, 2013.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*
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

CALIX, INC. (Registrant)

Dated:	August 5, 2013	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Dated:	August 5, 2013	By:	/s/ Michael Ashby
Michael Ashby
Chief Financial Officer (Principal Financial Officer)