Form 10-Q
period 2013-09-28
CALIX, INC
filed 2013-10-31
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of October 25, 2013, there were 49,778,201 shares of the Registrant’s common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 28, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,124	$46,995
Restricted cash	972	—
Accounts receivable, net	54,421	59,519
Inventory	39,376	43,282
Deferred cost of revenue	26,826	21,077
Prepaid expenses and other current assets	6,656	5,677
Total current assets	207,375	176,550
Property and equipment, net	18,379	21,083
Goodwill	116,175	116,175
Intangible assets, net	48,380	62,301
Other assets	1,827	1,788
Total assets	$392,136	$377,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,073	$16,804
Accrued liabilities	35,034	36,176
Deferred revenue	45,202	39,315
Total current liabilities	98,309	92,295
Long-term portion of deferred revenue	18,197	15,782
Other long-term liabilities	1,321	745
Total liabilities	117,827	108,822
Commitments and contingencies (See Note 5)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 28, 2013 and December 31, 2012	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized; 49,773,485 shares and 48,898,924 shares issued and outstanding as of September 28, 2013 and December 31, 2012	1,244	1,222
Additional paid-in capital	776,209	760,232
Accumulated other comprehensive income	179	132
Accumulated deficit	(503,323)	(492,511)
Total stockholders’ equity	274,309	269,075
Total liabilities and stockholders’ equity	$392,136	$377,897

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue	$103,628	$81,301	$288,615	$238,794
Cost of revenue:
Products and services (1)	54,132	45,707	151,323	132,797
Amortization of intangible assets	2,089	2,088	6,265	5,451
Total cost of revenue	56,221	47,795	157,588	138,248
Gross profit	47,407	33,506	131,027	100,546
Operating expenses:
Research and development (1)	19,777	16,165	59,983	49,604
Sales and marketing (1)	16,612	15,093	49,492	44,880
General and administrative (1)	8,478	6,773	24,293	19,682
Amortization of intangible assets	2,552	2,552	7,656	7,656
Total operating expenses	47,419	40,583	141,424	121,822
Loss from operations	(12)	(7,077)	(10,397)	(21,276)
Interest and other income (expense), net:
Interest income	2	3	4	14
Interest expense	(24)	(41)	(94)	(140)
Other income (expense), net	4	19	(318)	(70)
Loss before provision for (benefit from) income taxes	(30)	(7,096)	(10,805)	(21,472)
Provision for (benefit from) income taxes	(574)	44	7	280
Net income (loss)	$544	$(7,140)	$(10,812)	$(21,752)
Net income (loss) per common share:
Basic	$0.01	$(0.15)	$(0.22)	$(0.45)
Diluted	$0.01	$(0.15)	$(0.22)	$(0.45)
Weighted-average shares used to compute net income (loss) per common share:
Basic	49,694	48,353	49,255	48,059
Diluted	51,142	48,353	49,255	48,059
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	35	24	47	35
Total other comprehensive income, net of tax	35	24	47	35
Comprehensive income (loss)	$579	$(7,116)	$(10,765)	$(21,717)

(1) Includes stock-based compensation as follows:
Cost of revenue	$362	$345	$1,090	$1,089
Research and development	1,179	1,017	3,665	3,129
Sales and marketing	1,395	1,263	4,138	3,840
General and administrative	2,035	1,682	6,072	4,903
	$4,971	$4,307	$14,965	$12,961

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Operating activities:
Net loss	$(10,812)	$(21,752)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,767	6,351
Loss on retirement of property and equipment	564	262
Amortization of intangible assets	13,921	13,107
Stock-based compensation	14,965	12,961
Changes in operating assets and liabilities:
Restricted cash	(972)	754
Accounts receivable, net	5,098	(9,359)
Inventory	3,906	14,855
Deferred cost of revenue	(5,749)	(9,063)
Prepaid expenses and other assets	(466)	491
Accounts payable	1,269	2,186
Accrued liabilities	(1,224)	(2,098)
Deferred revenue	8,302	16,755
Other long-term liabilities	238	(633)
Net cash provided by operating activities	36,807	24,817
Investing activities:
Purchase of property and equipment	(5,475)	(7,879)
Net cash used in investing activities	(5,475)	(7,879)
Financing activities:
Proceeds from exercise of stock options	671	158
Proceeds from employee stock purchase plan	2,464	2,222
Taxes withheld upon vesting of restricted stock units and restricted stock awards	(2,102)	(880)
Payments for debt issuance costs	(301)	—
Net cash provided by financing activities	732	1,500
Effect of exchange rate changes on cash and cash equivalents	65	46
Net increase in cash and cash equivalents	32,129	18,484
Cash and cash equivalents at beginning of period	46,995	38,938
Cash and cash equivalents at end of period	$79,124	$57,422

Non-cash investing activities:
Property and equipment acquired using credits from Ericsson Inc.	$125	$—

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Company and Basis of Presentation
Company
Calix, Inc. (together with its subsidiaries, “Calix,” the “Company,” “our,” “we,” or “us”) was incorporated in August 1999, and is a Delaware corporation. The Company is a leading provider in North America of broadband communications access systems and software for fiber- and copper-based network architectures that enable communications service providers ("CSPs") to transform their networks and connect to their residential and business subscribers. The Company enables CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. The Company focuses solely on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. The Company develops and sells carrier-class hardware and software products, which the Company refers to as the Unified Access portfolio that are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively.
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
The Company's fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had two less days in the first nine months of 2013 than in 2012. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to the Condensed Consolidated Statement of Cash Flows for the prior year period presented to conform to the current year presentation. The reclassifications are related to customer shipments that have not met the delivery criteria for revenue recognition. The impact of the reclassifications to the Condensed Consolidated Statement of Cash Flows for the nine months ended September 29, 2012, included a $0.9 million decrease in change in accounts receivable, a $0.4 million increase in change in inventory, a $0.4 million decrease in change in deferred cost of revenue, and a $0.9 million increase in change in deferred revenue. The reclassifications did not impact the Company's operating results or net cash flows from operating, investing, or financing activities for the three and nine months ended September 29, 2012 as previously reported in Form 10-Q for the quarterly period ended September 29, 2012.

2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. Our significant accounting policies did not materially change during the nine months ended September 28, 2013.
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
The Company evaluates goodwill on an annual basis as of the end of the second quarter of each year. Management has determined that the Company operates as a single reporting unit and, therefore, evaluates goodwill impairment at the enterprise level. Management assessed qualitative factors to determine whether it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the Company was less than its carrying amount, including goodwill, as of June 29, 2013. In assessing the qualitative factors, management considered the impact of these key factors: macro-economic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities, market capitalization and stock price. Management concluded that the fair value of the Company was more likely than not greater than its carrying amount as of June 29, 2013. As such, it was not necessary to perform the two-step goodwill impairment test at the time.
At the end of the third quarter of 2013, the Company reviewed events and changes to its business subsequent to the impairment test performed in the second quarter of 2013 and concluded that there were no indicators of impairment to the carrying value of its goodwill during the three months ended September 28, 2013. As of September 28, 2013, there was no impairment to the carrying value of the Company's goodwill.
Intangible Assets
Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of September 28, 2013 and December 31, 2012 are disclosed in the following table (in thousands):

	September 28, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(45,253)	$23,711	$68,964	$(38,986)	$29,978
Customer relationships	54,740	(30,071)	24,669	54,740	(22,417)	32,323
Total intangible assets, excluding goodwill	$123,704	$(75,324)	$48,380	$123,704	$(61,403)	$62,301
Amortization expense was $4.6 million and $13.9 million for the three and nine months ended September 28, 2013, respectively, and $4.6 million and $13.1 million for the three and nine months ended September 29, 2012, respectively.

Expected future amortization expense for the fiscal years indicated is as follows (in thousands):

Period	Expected Amortization Expense
Remainder of 2013	$4,640
2014	18,561
2015	18,561
2016	5,805
2017	813
Total	$48,380

4. Balance Sheet Details
Cash and cash equivalents consisted of the following (in thousands):

	September 28, 2013	December 31, 2012
Cash	$59,284	$27,157
Money market funds	19,840	19,838
Total cash and cash equivalents	$79,124	$46,995
Accounts receivable, net consisted of the following (in thousands):

	September 28, 2013	December 31, 2012
Accounts receivable	$55,466	$61,680
Allowance for doubtful accounts	(427)	(421)
Product return reserve	(618)	(1,740)
Accounts receivable, net	$54,421	$59,519
Inventory consisted of the following (in thousands):

	September 28, 2013	December 31, 2012
Raw materials	$6,929	$9,377
Finished goods	32,447	33,905
Total inventory	$39,376	$43,282
Property and equipment, net consisted of the following (in thousands):

	September 28, 2013	December 31, 2012
Computer equipment and software	$28,820	$31,582
Test equipment	38,892	37,595
Furniture and fixtures	1,559	1,470
Leasehold improvements	6,948	6,763
Total	76,219	77,410
Accumulated depreciation and amortization	(57,840)	(56,327)
Property and equipment, net	$18,379	$21,083

Accrued liabilities consisted of the following (in thousands):

	September 28, 2013	December 31, 2012
Accrued warranty	$11,360	$11,762
Accrued compensation and related benefits	13,216	12,906
Accrued professional and consulting fees	1,971	1,740
Accrued excess and obsolete inventory at contract manufacturers	941	1,357
Accrued customer rebates	638	1,565
Accrued business travel expenses	886	593
Sales and use tax payable	812	929
Income taxes payable	532	627
Accrued other	4,678	4,697
Total accrued liabilities	$35,034	$36,176
Deferred cost of revenue consisted entirely of products and services. Deferred revenue consisted of the following (in thousands):

	September 28, 2013	December 31, 2012
Product and services - current	$42,453	$36,715
Extended warranty - current	2,749	2,600
Extended warranty - non-current	18,094	15,711
Product and services - non-current	103	71
Total deferred revenue	$63,399	$55,097

The following table provides the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	Three Months Ended
	September 28, 2013		September 29, 2012
	Foreign Currency Translation Adjustments	Total	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$144	$144	$109	$109
Other comprehensive income	35	35	24	24
Balance at end of period	$179	$179	$133	$133

	Nine Months Ended
	September 28, 2013		September 29, 2012
	Foreign Currency Translation Adjustments	Total	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$132	$132	$98	$98
Other comprehensive income	47	47	35	35
Balance at end of period	$179	$179	$133	$133

5. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2012 are disclosed in our Annual Report on Form 10-K, and have not changed materially during the nine months ended September 28, 2013 except for the following agreement entered into during 2013.
On January 28, 2013, the Company entered into an amendment to its lease agreement (the "Amendment") for its primary office space in Petaluma, California, to extend the lease term from February 2014 to February 2019 under a new base rent schedule effective February 1,

2013. The total minimum future payment commitment under this Amendment is $5.6 million. In connection with this Amendment, the Company received a lease incentive consisting of $0.4 million that can be used for leasehold improvements or be applied as credits to rent payments. The Company has capitalized the full amount of the lease incentive and this incentive is being amortized through rent expense over the extended lease term. As of September 28, 2013, the unamortized lease incentive related to this Amendment was $0.4 million, of which $0.1 million and $0.3 million were included in "Accrued liabilities" and "Other long-term liabilities", respectively, in the Condensed Consolidated Balance Sheet as of September 28, 2013.
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
Changes in the Company’s warranty reserve were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Balance at beginning of period	$12,323	$11,277	$11,762	$12,104
Warranty charged to cost of revenue	992	1,416	3,774	3,436
Utilization of warranty	(1,955)	(996)	(4,176)	(3,843)
Balance at end of period	$11,360	$11,697	$11,360	$11,697
Litigation
From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities.
On September 16, 2010, the Company, two direct, wholly-owned subsidiaries of the Company, and Occam entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). In response to the announcement of the Merger Agreement on October 6, 2010, a purported class action complaint was filed by stockholders of Occam in the Delaware Court of Chancery: Steinhardt v. Howard-Anderson, et al. (Case No. 5878-VCL). On November 24, 2010, these stockholders filed an amended complaint (the “amended Steinhardt complaint”). The amended Steinhardt complaint named Occam (which has since been merged into Calix) and the members of the Occam board of directors as defendants. The amended Steinhardt complaint did not name Calix as a defendant.
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
On July 17, 2013, attorneys representing all of the defendants named in the Second Amended Complaint filed Defendants' Opening Brief in Support of Their Motion for Summary Judgment, arguing that all defendants are entitled to summary judgment on all counts of the Second Amended Complaint. Plaintiffs' answering brief to the motion for summary judgment was filed on September 3, 2013, and defendants' reply brief was filed on October 4, 2013. A hearing on the motion for summary judgment is scheduled for December 6, 2013.
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
The following table sets forth the Company's financial assets measured at fair value on a recurring basis as of September 28, 2013 and December 31, 2012, based on the three-tier fair value hierarchy (in thousands):

As of September 28, 2013	Level 1	Total
Money market funds	$19,840	$19,840
Total	$19,840	$19,840

As of December 31, 2012	Level 1	Total
Money market funds	$19,838	$19,838
Total	$19,838	$19,838
The Company's money market funds consisted of highly liquid investments with original maturities of three months or less and are classified as cash equivalents. The carrying amounts of our money market funds approximate their fair values due to their nature, duration and short maturities. The fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. The Company has no level 2 or level 3 financial assets.

7. Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Numerator:
Net income (loss)	$544	$(7,140)	$(10,812)	$(21,752)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	49,694	48,353	49,255	48,059
Effect of dilutive common stock equivalents	1,448	—	—	—
Weighted-average shares used to compute diluted net income (loss) per share	51,142	48,353	49,255	48,059
Net income (loss) per common share, Basic	$0.01	$(0.15)	$(0.22)	$(0.45)
Net income (loss) per common share, Diluted	$0.01	$(0.15)	$(0.22)	$(0.45)
Potentially dilutive shares, weighted average	2,173	4,462	5,364	4,364
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is calculated by using the weighted-average number of common shares outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the shares of common stock underlying our outstanding dilutive stock options, restricted stock units, performance restricted stock units and purchase rights under the ESPP had been issued. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive.

Potentially dilutive shares are excluded from the computation of diluted net income (loss) per share when their effect is antidilutive. These antidilutive shares were primarily from stock options, restricted stock units and performance restricted stock awards.

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
Stock Options
During the three months ended September 28, 2013, the Company granted 33,000 stock options at a weighted-average grant date fair value of $6.56 per share. During the nine months ended September 28, 2013, the Company granted 573,000 stock options at a weighted-average grant date fair value of $4.89 per share. During the three months ended September 28, 2013, 62,033 stock options were exercised at a weighted-average exercise price of $6.17 per share. During the nine months ended September 28, 2013, 150,675 stock options were exercised at a weighted-average exercise price of $4.45 per share. As of September 28, 2013, unrecognized stock-based compensation expense of $7.3 million related to stock options, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.4 years.
Restricted Stock Units
During the three months ended September 28, 2013, 86,000 RSUs were granted with a weighted-average grant date fair value of $11.98 per share. During the nine months ended September 28, 2013, 614,186 RSUs were granted with a weighted-average grant date fair value of $8.85 per share. During the three and nine months ended September 28, 2013, 209,031 and 358,725 RSUs vested, respectively, and were converted to an equivalent number of shares of common stock. As of September 28, 2013, unrecognized stock-based compensation expense of $12.7 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.2 years.
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
During the three months ended September 28, 2013, no PRSUs were granted. During the nine months ended September 28, 2013, the Company granted 230,000 PRSUs with a weighted-average grant date fair value of $11.24 per unit. As of September 28, 2013, unrecognized stock-based compensation expense of $2.3 million related to PRSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Awards
During the nine months ended September 28, 2013, no RSAs were granted. As of September 28, 2013, unrecognized stock-based compensation expense of $2.9 million related to RSAs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 1.7 years.
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
The offering periods under the ESPP are six-month periods commencing on June 1 and December 1 of each year. The price of common stock purchased under the plan is 85 percent of the lower of the fair market value of the common stock on the commencement date and exercise date of each six-month offering period. As of September 28, 2013, there were 2,845,428 shares available for issuance under the ESPP.
There were no shares purchased under the ESPP during the three months ended September 28, 2013. During the nine months ended September 28, 2013, 414,168 shares were purchased under the ESPP. As of September 28, 2013, unrecognized stock-based compensation expense of $0.3 million related to the ESPP was expected to be recognized over a remaining service period of 2 months.

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
The following table summarizes the weighted-average assumptions used in estimating the grant-date fair value of stock options in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Expected volatility	58%	55%	62%	56%
Expected life (years)	6.08	6.25	6.05	6.25
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.63%	0.96%	1.14%	1.07%
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
In accordance with ASC Topic 718, total fair value of the accelerated stock awards after the modification is $0.6 million, which is being recognized on a straight-line basis over the remaining service period through the Termination Date. During the three and nine months ended September 28, 2013, $0.1 million and $0.4 million of the total fair value has been recognized in general and administrative expenses.

9. Credit Facility
The Company had a revolving credit facility ("Prior Credit Facility") of $30.0 million with Silicon Valley Bank based upon a percentage of eligible accounts receivable, which matured on June 30, 2013. After the Prior Credit Facility matured on June 30, 2013, the Company cash collateralized the outstanding letters of credit with Silicon Valley Bank. As of September 28, 2013, the Company had $1.0 million cash restricted for collateralizing the outstanding letters of credit with Silicon Valley Bank.
On July 29, 2013, the Company entered into a credit agreement with Bank of America, N.A. The credit agreement is structured such that other financial institutions can at a later time become party to the credit agreement through an amendment via a syndication process (collectively, together with Bank of America, N.A., the "Lenders"). The credit agreement provides for a revolving facility in the aggregate principal amount of up to $50.0 million, which includes a $20.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for a swingline facility. Subject to customary conditions, up to $25.0 million of the revolving facility may be converted to a term loan facility at any time prior to the maturity of the revolving facility. The revolving facility matures on July 29, 2016, but may be extended up to two times (each extension for an additional one-year period) upon mutual agreement of the Company and the Lenders. The credit facility is secured by substantially all of our assets, including our intellectual property. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions.
Loans under the credit facility bear interest at an annual rate equal to the base rate plus 0.75% to 1.25% or LIBOR plus 2.00% to 2.50% based on a leverage ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA (customarily defined). Interest on the revolving facility is due quarterly, and any outstanding interest and principal is due on the maturity date of the revolving facility. The Company is required to repay principal on a term loan in twenty equal quarterly payments from the date the Company enters into a term loan, and all outstanding principal and accrued interest is due on the revolving facility maturity date. Swingline loans must be repaid on the earlier of (i) ten business days after a loan is made and (ii) the revolving facility maturity date. The Company is also required to pay commitment fees of 0.25% per year on any unused portions of this facility.
The credit facility includes affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type. Furthermore, the credit agreement requires us to maintain certain financial covenants, including a maximum consolidated leverage ratio, and a minimum consolidated liquidity ratio of cash, cash equivalents and accounts receivable to consolidated funded indebtedness. As of September 28, 2013, the Company was in compliance with these requirements.
The credit facility also includes customary events of default, the occurrence and continuation of which would provide the Lenders with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against us and the collateral securing the loans under the credit facility.
As of September 28, 2013, the Company had no outstanding letters of credit or borrowings under the credit facility.
The Company incurred $0.3 million of debt issuance costs that were directly attributable to the issuance of this credit facility. These costs will be amortized over three years starting from the effective date of the credit facility. As of September 28, 2013, the unamortized debt issuance costs of $0.3 million were included within ‘Other assets’ in our Condensed Consolidated Balance Sheets.

10. Income Taxes
The following table presents the provision for (benefit from) income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Provision for (benefit from) income taxes	$(574)	$44	$7	$280
Effective tax rate	1,904.9%	(0.6)%	(0.1)%	(1.3)%
The Company has significant accumulated net operating losses which are subject to a full valuation allowance and, as such, has not received a benefit for these losses.
The income tax provision for the first nine months of 2013 primarily consisted of federal and state alternative minimum tax and state and foreign income taxes net of the tax benefit recorded for the three months ended September 28, 2013 resulting from the utilization of a portion of the alternative minimum tax (AMT) net operation loss (NOL) acquired from Occam. The remainder of this AMT NOL, which was approximately $4.3 million as of September 28, 2013, will be carried forward by the Company to offset future AMT taxable income. The income tax provision for the first nine months of 2012 primarily consisted of federal alternative minimum tax and state and foreign income taxes. The effective tax rates differ from the U.S. federal statutory rate of 34.0% due primarily to the tax affected change in the valuation allowance against the Company's deferred tax assets.
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
As of September 28, 2013, the Company had unrecognized tax benefits of $13.6 million, of which $0.1 million would affect the Company's effective tax rate if recognized. As of December 31, 2012, the Company had unrecognized tax benefits of $13.2 million, of which $0.1 million would affect the Company's effective tax rate if recognized.

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
We market our access systems and software to CSPs globally through our direct sales force as well as a limited number of resellers. At the end of the third quarter of 2013, over seventeen million ports of our Unified Access portfolio have been deployed at more than 1,200 CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. In addition, we have over 425 commercial video customers and have enabled over 850 customers to deploy gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue increased to $103.6 million and $288.6 million for the three and nine months ended September 28, 2013, from $81.3 million and $238.8 million for the three and nine months ended September 29, 2012. During the first half of 2012, we experienced softness in our business due to lower demand across multiple customer markets, which was due to a slowdown in capital expenditures by service providers increasingly concerned about macro-economic conditions and uncertainties associated with the implementation of regulatory reforms. However, beginning in the second half of 2012 and through the first nine months of 2013, we experienced steady improvement in our operating results. Continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, large CSPs and customers in international markets. Additionally, our acquisition of Ericsson's fiber access assets has had a positive impact to revenue through the first nine months of 2013 and we expect that to continue through 2013 and beyond. For the three months ended September 28, 2013, we had a net income of $0.5 million. Since our inception we have incurred significant losses and, as of September 28, 2013, we had an accumulated deficit of $503.3 million. Our net loss was $10.8 million for the nine months ended September 28, 2013. Our net loss was $7.1 million and $21.8 million for the three and nine months ended September 29, 2012, respectively.
Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, large customer purchase agreements with delayed revenue recognition, varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets. Customers typically purchase more products during our second and third fiscal quarters. Finally, in our fourth fiscal quarter, customer purchases typically increase as they are attempting to spend the rest of their budget for the year. As of September 28, 2013, our deferred revenue of $63.4 million primarily included certain contracts with customers who receive government supported loans and grants from the U.S. Department of Agriculture’s Rural Utility Service (“RUS”) that require installation services, as well as extended warranty services contracts that are recognized ratably over the period during which the services are to be performed. The timing of deferred recognition may cause significant fluctuations in our revenue and operating results from period to period.
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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012. During the nine months ended September 28, 2013, there have been no significant changes in our critical accounting policies and estimates.
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
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for us in our first quarter of fiscal 2013 and was applied prospectively. Other than requiring additional disclosures, adoption of this guidance did not have an impact on our financial statements.

Results of Operations
Comparison of the Three and Nine Months Ended September 28, 2013 and September 29, 2012
Revenue
The following table sets forth our revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 29, 2012	Variance in Dollars	Variance in Percent	September 28, 2013	September 29, 2012	Variance in Dollars	Variance in Percent
Revenue	$103,628	$81,301	$22,327	27%	$288,615	$238,794	$49,821	21%
The increases in revenue during the three and nine months ended September 28, 2013 compared with the corresponding periods of fiscal 2012 primarily resulted from improved macro-economic conditions and our continuous efforts to expand our worldwide footprint. We experienced an increase in shipment volume across our existing customer base and from the addition of new customers, both domestically and internationally. In addition, our revenue increased in each period as a result of completing and recognizing revenue on several RUS-funded projects, which were previously in deferred revenue.
Our revenue is principally derived in the United States. During the three and nine months ended September 28, 2013, revenue generated in the United States represented approximately 90% and 88% of total revenue. During the three and nine months ended September 29, 2012, revenue generated in the United States represented approximately 94% and 93% of total revenue. We expect that our international revenue will continue to grow as we continue our expansion into international markets.

Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 29, 2012	Variance in Dollars	Variance in Percent	September 28, 2013	September 29, 2012	Variance in Dollars	Variance in Percent
Cost of revenue:
Products and services	$54,132	$45,707	$8,425	18%	$151,323	$132,797	$18,526	14%
Amortization of intangible assets	2,089	2,088	1	—%	6,265	5,451	814	15%
Total cost of revenue	$56,221	$47,795	$8,426	18%	$157,588	$138,248	$19,340	14%
Gross profit	$47,407	$33,506	$13,901	41%	$131,027	$100,546	$30,481	30%
Gross margin	46%	41%			45%	42%
The increase in cost of revenue during the three months ended September 28, 2013 compared with the corresponding period of fiscal 2012 was due to an $8.4 million increase in products and services cost, which was primarily related to increased shipments and the completion and expense recognition of several RUS-funded projects.
The increase in cost of revenue during the nine months ended September 28, 2013 compared with the corresponding period of fiscal 2012 was due to an $18.5 million increase in products and services cost, which was primarily related to increased shipments, the completion and expense recognition of several RUS-funded projects, and a $0.8 million increase in amortization of intangible assets resulted from core developed technology that began amortizing in the second quarter of 2012 as further discussed below.
In connection with the acquisition of Occam in 2011, we acquired $16.3 million of in-process technology. At the end of the first quarter of 2012, upon the completion of the research and development efforts associated with the in-process technology, we determined that this technology had a useful life of five years and therefore reclassified it as core developed technology and began amortizing the intangible asset to cost of revenue during the second quarter of 2012.
Excluding amortization of intangible assets, gross margin increased to 48% during the three and nine months ended September 28, 2013 from 44% during the corresponding periods of fiscal 2012, primarily due to a combination of product and customer mix, and cost reductions.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 29, 2012	Variance in Dollars	Variance in Percent	September 28, 2013	September 29, 2012	Variance in Dollars	Variance in Percent
Research and development	$19,777	$16,165	$3,612	22%	$59,983	$49,604	$10,379	21%
Percent of total revenue	19%	20%			21%	21%
The increases in research and development expenses during the three and nine months ended September 28, 2013 compared with the corresponding periods of fiscal 2012 were primarily due to a $2.8 million and a $9.0 million increase, respectively, in compensation and employee benefits expenses due to increased headcount resulting from our acquisition of Ericsson's fiber access assets in November 2012, and a company-wide salary increase and bonuses earned in 2013. In 2012, we did not have a company-wide salary increase or bonuses payout. In addition, during the nine months ended September 28, 2013, we had a $2.1 million increase in depreciation and facility related costs as a result of the additional equipment that was acquired from Ericsson in November 2012 and entry into a lease for office space in San Jose in November 2012, which was offset in part by a $1.0 million decrease in consulting service expenses.
We are continuing our strategic investments in our Unified Access portfolio. We intend to continue to dedicate significant resources to research and development and to develop new product capabilities to support the performance, scalability and management of our Unified Access portfolio.

Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 29, 2012	Variance in Dollars	Variance in Percent	September 28, 2013	September 29, 2012	Variance in Dollars	Variance in Percent
Sales and marketing	$16,612	$15,093	$1,519	10%	$49,492	$44,880	$4,612	10%
Percent of total revenue	16%	19%			17%	19%
The increases in sales and marketing expenses during the three and nine months ended September 28, 2013 compared with the corresponding periods of fiscal 2012 were primarily due to a $1.0 million and a $3.7 million increase, respectively, in compensation and employee benefits-related costs due to increased headcount resulting from the hiring of additional employees to pursue our international expansion, the company-wide salary increase and bonuses earned during 2013. In addition, depreciation and amortization expenses increased by $0.3 million and $0.9 million during the three and nine months ended September 28, 2013 as compared with the corresponding periods of fiscal 2012 primarily due to increased purchase of software applications.
We will continue our investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 29, 2012	Variance in Dollars	Variance in Percent	September 28, 2013	September 29, 2012	Variance in Dollars	Variance in Percent
General and administrative	$8,478	$6,773	$1,705	25%	$24,293	$19,682	$4,611	23%
Percent of total revenue	8%	8%			8%	8%
The increases in general and administrative expenses during the three and nine months ended September 28, 2013 compared with the corresponding periods of fiscal 2012 were partly due to a $0.8 million and a $2.7 million increase, respectively, in compensation and employee benefits related costs due to the company-wide salary increase and bonuses earned during 2013, additional equity awards granted in the past four quarters, and increased headcount. During the three and nine months ended September 28, 2013, there was also a $0.9 million and a $1.4 million increase, respectively, in professional and consulting service expenses resulting primarily from increased legal and audit fees as well as increased projects on infrastructure hosting and application support.
Provision for (benefit from) Income Taxes
The following table sets forth our provision for (benefit from) income taxes (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 29, 2012	Variance in Dollars	Variance in Percent	September 28, 2013	September 29, 2012	Variance in Dollars	Variance in Percent
Provision for (benefit from) income taxes	$(574)	$44	$(618)	(1,405)%	$7	$280	$(273)	(98)%
Effective tax rate	1,904.9%	(0.6)%			(0.1)%	(1.3)%
The Company has significant accumulated net operating losses which are subject to a full valuation allowance and, as such, has not received a benefit for these losses.
The income tax provision for the first nine months of 2013 primarily consisted of federal and state alternative minimum tax and state and foreign income taxes net of the tax benefit recorded for the three months ended September 28, 2013 resulting from the utilization of a portion of the alternative minimum tax (AMT) net operation loss (NOL) acquired from Occam. The remainder of this AMT NOL, which was approximately $4.3 million as of September 28, 2013, will be carried forward by the Company to offset future AMT taxable income. The income tax provision for the first nine months of 2012 primarily consisted of federal alternative minimum tax and state and foreign income taxes. The effective tax rates differ from the U.S. federal statutory rate of 34.0% due primarily to the tax affected change in the valuation allowance against our deferred tax assets.
ASC Topic 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has established and continues to maintain a full valuation allowance against our net deferred tax assets, with the exception of certain foreign deferred tax assets, as we do not believe that realization of those assets is more likely than not.
As of September 28, 2013, the Company had unrecognized tax benefits of $13.6 million, of which $0.1 million would affect the Company's effective tax rate if recognized. As of December 31, 2012, the Company had unrecognized tax benefits of $13.2 million, of which $0.1 million would affect the Company's effective tax rate if recognized.

Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations and the 2010 initial public offering of our common stock. At September 28, 2013, we had cash and cash equivalents of $79.1 million, which consisted of deposits held at banks and money market mutual funds held at major financial institutions.
Operating Activities
Our operating activities provided cash of $36.8 million and $24.8 million in the nine months ended September 28, 2013 and September 29, 2012, respectively. The increase in cash provided by operating activities was due to a favorable change of $15.5 million in our operating results after adjustment of non-cash charges, offset by a $3.5 million decrease from changes in operating assets and liabilities.
In the nine months ended September 28, 2013, non-cash charges were $37.2 million (the majority of which consist of depreciation and amortization expense and stock-based compensation expense). Cash inflows from changes in operating assets and liabilities primarily resulted from an $8.3 million increase in deferred revenue as a result of increased shipments relating to certain RUS-funded contracts and increased extended warranty service contracts, a $5.1 million decrease in net accounts receivable due to strong collections in 2013, a $3.9 million decrease in inventory due to improved inventory management, and a $1.3 million increase in accounts payable due to the timing of inventory receipts and payments. Cash outflows from changes in operating assets and liabilities included primarily a $5.7 million increase in deferred cost of revenue primarily related to the increased deferred revenue from certain RUS-funded contracts, a $1.2 million decrease in accrued liabilities primarily due to the timing of our sales commissions payout, and a $1.0 million increase in restricted cash to collateralize the outstanding letters of credit with Silicon Valley Bank.
In the nine months ended September 29, 2012, non-cash charges were $32.7 million (the majority of which consist of depreciation and amortization expense and stock-based compensation expense). Cash inflows from changes in operating assets and liabilities primarily resulted from a $14.9 million decrease in inventory due to improved inventory management, a $16.8 million increase in deferred revenue as a result of increased shipments relating to certain RUS-funded contracts, and a $2.2 million increase in accounts payable due to the timing of inventory receipts and payments. Cash outflows from changes in operating assets and liabilities included primarily a $9.4 million increase in net accounts receivable due to the timing of sale and billing activities, a $9.1 million increase in deferred cost of revenue primarily related to the deferral of certain RUS-funded contracts, and a $2.1 million decrease in accrued liabilities.
Investing Activities
Our cash used in investing activities in the nine months ended September 28, 2013 consisted of capital expenditures of $5.5 million primarily as a result of purchases of test equipment, computer equipment and software.
Our cash used in investing activities in the nine months ended September 29, 2012 consisted of capital expenditures of $7.9 million primarily as a result of purchases of computer equipment and software.
Financing Activities
Our financing activities provided cash of $0.7 million in the nine months ended September 28, 2013, which consisted of proceeds of $2.5 million from the issuance of common stock under the ESPP, and proceeds of $0.7 million from the exercise of stock options, offset by a $2.1 million payment of payroll taxes for the vesting of restricted stock units and restricted stock awards and a $0.3 million payments for debt issuance costs associated with the credit agreement that we entered into with Bank of America.
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
Our Prior Credit Facility with Silicon Valley Bank matured on June 30, 2013. As of September 28, 2013, we had restricted cash of $1.0 million for collateralizing the outstanding letters of credit with Silicon Valley Bank.
On July 29, 2013, we entered into a credit agreement that provides for a revolving facility in the aggregate principal amount of up to $50.0 million. Subject to customary conditions, up to $25.0 million of the revolving facility may be converted to a term loan facility at any time prior to the maturity of the revolving facility. The revolving facility matures on July 29, 2016, but may be extended up to two times (each extension for an additional one-year period) upon mutual agreement of the Company and the Lenders. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions. As of September 28, 2013, we had no outstanding letters of credit under the revolving credit facility.
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
Contractual Obligations and Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2012 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, and have not changed materially during the nine months ended September 28, 2013 except for the following agreement entered into during 2013.
On January 28, 2013, we entered into the Amendment to the lease agreement for our primary office space in Petaluma, California, to extend the lease term from February 2014 to February 2019 under a new base rent schedule effective February 1, 2013. The total minimum future payment commitment under this Amendment is $5.6 million. In connection with this Amendment, we received a lease incentive consisting of $0.4 million that can be used for leasehold improvements or be applied as credits to rent payments.
Off-Balance Sheet Arrangements
As of September 28, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At September 28, 2013, we had cash and cash equivalents of $79.1 million and restricted cash of $1.0 million, which were held primarily in cash or money market funds. Due to the nature of these money market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings, if any, under our credit facility, which allows us to borrow up to a maximum amount of $50.0 million. Borrowings under this credit facility will accrue interest at a variable rate based upon the applicable base rate or LIBOR plus a margin depending on the Company's leverage ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA (customarily defined). We have not borrowed any funds under the credit facility.
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
Our operating expenses are incurred primarily in the United States, with a small portion of expenses incurred in China associated with our research and development operations that are maintained there, and in the United Kingdom where our sales and services office is located. Our operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. For the nine months ended September 28, 2013, approximately 92% of our operating expenses were U.S.-dollar denominated, and 4% of our expenses were denominated in each of British pound and Chinese RMB. If the U.S. dollar had appreciated or depreciated by 10%, relative to the British pound and the Chinese RMB, our operating expenses for the first nine months of 2013 would have decreased or increased by $1.1 million, or 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.

Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 28, 2013 was a net translation gain of approximately $47 thousand. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Condensed Consolidated Statements of Comprehensive Loss. During the nine months ended September 28, 2013, the net loss we recognized related to these foreign exchange assets and liabilities was approximately $32 thousand.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of September 28, 2013, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.
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
We have experienced net losses in each year of our existence. For the years ended December 31, 2012, December 31, 2011, and December 31, 2010, we incurred net losses of $28.3 million, $52.6 million, and $18.6 million, respectively. For the nine months ended September 28, 2013, we incurred a net loss of $10.8 million. For the three months ended September 28, 2013, we had net income of $0.5 million. As of September 28, 2013, we had an accumulated deficit of $503.3 million.
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
Many of our customers were awarded grants or loans under government stimulus programs such as the Broadband Stimulus programs under the American Recovery and Reinvestment Act of 2009 ("ARRA") and have purchased and will continue to purchase products from us or other suppliers while such programs and funding remain in place. However, customers may substantially curtail future purchases of products as ARRA funding winds down or because all purchases have been completed. The timetable for completion of funded projects varies between the two agencies administering the awards. Projects funded under the Broadband Technology Opportunities Program, which is administered by the National Telecommunications and Information Administration, were required to be completed by September 30, 2013 and no government funds will be distributed for work undertaken after that date. Projects funded under the Broadband Initiatives Program, which is administered by the Rural Utilities Service, must be completed by June 30, 2015.

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
The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our competitors include companies such as ADTRAN, Inc., Alcatel- Lucent S.A., Ciena Corporation, Huawei Technologies Co., Ltd., Tellabs, Inc. and ZTE Corporation, among others.
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
We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2012, 2011 and 2010, our research and development expenses were $66.7 million, or 20% of our revenue, $67.7 million, or 20% of our revenue, and $55.4 million, or 19% of our revenue, respectively. For the nine months ended September 28, 2013, our research and development expenses were $60.0 million, or 21% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
We perform credit evaluations of our customers' financial condition. However, our evaluation of the creditworthiness of customers may not be accurate if they do not provide us with timely and accurate financial information, or if their situation changes after we evaluate their credit. While we attempt to monitor these situations carefully and attempt to adjust our allowances for doubtful accounts as appropriate, and take appropriate measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid additional write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and could harm our operating results.
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
We depend on certain proprietary technology for our success and ability to compete. As of September 28, 2013, we held 83 U.S. patents and had 37 pending U.S. patent applications. One U.S. patent is also covered by granted international patents in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.
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
On November 2, 2012, we acquired Ericsson's fiber access assets. On February 22, 2011, we acquired Occam Networks. We may in the future acquire other businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. We have limited experience making such acquisitions. Any of these transactions could be material to our financial condition and results of operations. The anticipated benefit of acquisitions may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

•	diversion of management time and potential business disruptions;

•	expenses, distractions and potential claims resulting from acquisitions, whether or not they are completed;

•	retaining and integrating employees from any businesses we may acquire, such as the employees we acquired in connection with the Ericsson transaction;

•	issuance of dilutive equity securities or incurrence of debt;

•	integrating various accounting, management, information, human resource and other systems to permit effective management;

•	incurring possible write-offs, impairment charges, contingent liabilities, amortization expense or write-offs of goodwill;

•	difficulties integrating and supporting acquired products or technologies;

•	unexpected capital expenditure requirements;

•	insufficient revenues to offset increased expenses associated with the acquisition;

•	opportunity costs associated with committing capital to such acquisitions; and

•	acquisition-related litigation.
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
The FCC has jurisdiction over all of our U.S. customers. FCC regulatory policies that create disincentives for investment in access network infrastructure or impact the competitive environment in which our customers operate may harm our business. For example, future FCC regulation affecting providers of broadband Internet access services could impede the penetration of our customers into certain markets or affect the prices they may charge in such markets. Furthermore, many of our customers are subject to FCC rate regulation of interstate telecommunications services, and are recipients of Connect America Fund capital incentive payments, which are intended to subsidize broadband and telecommunications services in areas that are expensive to serve. In early October 2011, the chairman of the FCC outlined a plan to transform the Universal Service Fund, an $8 billion fund that is paid for by telephone customers in the U.S. and was used to subsidize basic telephone service in rural areas, into one that will help expand broadband Internet service to 18 million Americans who lack high-speed access. Changes to these programs could change the ability of IOCs to access capital and reduce our revenue opportunities.
In addition, many of our customers are subject to state regulation of intrastate telecommunications services, including rates for such services, and may also receive funding from state universal service funds. Changes in rate regulations or universal service funding rules, either at the U.S. federal or state level, could adversely affect our customers' revenues and capital spending plans. In addition, various international regulatory bodies have jurisdiction over certain of our non-U.S. customers. Changes in these domestic and international standards, laws and regulations, or judgments in favor of plaintiffs in lawsuits against CSPs based on changed standards, laws and regulations could adversely affect the development of broadband networks and services. This, in turn, could directly or indirectly adversely impact the communications industry in which our customers operate.
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
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding our stock, our stock price would likely decline. If several of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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
There were no unregistered sales, or purchases made by or on behalf of us or by any affiliated purchaser, of our equity securities during the nine months ended September 28, 2013.

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

10.1
Credit Agreement, among Calix, Inc., certain of its subsidiaries, Bank of America, N.A. and the other lenders party thereto, dated July 29, 2013. (filed as Exhibit 10.1 to Calix's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2013 (File No. 001-34674) and incorporated by reference herein).

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: October 30, 2013	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2013	By:	/s/ Michael Ashby
Michael Ashby
Chief Financial Officer (Principal Financial Officer)