Form 10-K
period 2013-12-31
CALIX, INC
filed 2014-02-20
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange on June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $409.4 million. Shares held by each executive officer, director and by each other person (if any) who owns more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 12, 2014, the number of shares of the registrant’s common stock outstanding was 50,224,952.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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

•	the impact of government-sponsored programs on our customers;
•	intense competition;
•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;
•	our ability to achieve market acceptance of our products and CSPs’ willingness to deploy our new products;
•	the concentration of our customer base;
•	the length and unpredictability of our sales cycles;
•	our focus on CSPs with limited revenue potential;
•	our lack of long-term, committed-volume purchase contracts with our customers;
•	our ability to increase our sales to larger North American as well as international CSPs;
•	our exposure to the credit risks of our customers;
•	fluctuations in our gross margin;
•	the interoperability of our products with CSP networks;
•	our dependence on sole and limited source suppliers;
•	our ability to manage our relationships with our contract manufacturers;
•	our ability to forecast our manufacturing requirements and manage our inventory;
•	our products’ compliance with industry standards;
•	our ability to expand our international operations;
•	our inability to recruit or retain appropriate international resellers ;
•	the ability to address and resolve risks related to acquisitions;
•	our ability to protect our intellectual property and the cost of doing so;
•	the quality of our products, including any undetected hardware defects or bugs in our software;
•	our ability to estimate future warranty obligations due to product failure rates;
•	our ability to obtain necessary third-party technology licenses;
•	the attraction and retention of qualified employees and key management personnel;
•	our ability to build and sustain the proper information technology infrastructure; and
•	our ability to maintain proper and effective internal controls.
Calix cautions you against placing undue reliance on forward-looking statements, which reflect our current beliefs and are based on information currently available to us as of the date a forward-looking statement is made. Forward-looking statements set forth in this report on Form 10-K speak only as of the date of its filing. We undertake no obligation to revise forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs. In the event that we do update any forward-looking statements, no inference should be made that we will make additional updates with respect to that statement, related matters, or any other forward-looking statements.

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
We believe that the rapid growth of Internet and data traffic, introduction of bandwidth-intensive advanced broadband services, such as high-speed Internet, Internet protocol television ("IPTV"), mobile broadband, high-definition video, and online gaming, the rise of “the cloud” as a mainstream vehicle for content delivery over broadband, the proliferation of broadband-ready consumer devices, and the increasingly competitive market for residential and business subscribers are driving CSPs to invest in and upgrade their access networks. We also believe that CSPs will gradually transform their access networks to deliver these advanced broadband services over fiber-based networks, thereby preparing networks for continued bandwidth growth, the introduction of new services and more cost-effective operations. During this time, CSPs will increasingly deploy new fiber-based network infrastructure to enable this transition while continuing to support basic voice and data services over legacy networks. Our portfolio is designed to enable this evolution of the access network efficiently and flexibly.
We market our access systems and software to CSPs globally through our direct sales force as well as a limited number of resellers. As of December 31, 2013, nearly eighteen million ports of our Unified Access portfolio have been deployed at a growing number of CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. In addition, we have enabled over 900 customers to deploy gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
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
For example, Cisco Systems, Inc. estimates that global IP traffic will grow at a compound annual growth rate of 23% per year from 2012 to reach approximately 121 exabytes per month in 2017. We believe that increased network traffic will be largely driven by video applications, which are expected to account for 80-90% of global consumer traffic by 2017. CSPs are also broadening their offerings of bandwidth-intensive advanced broadband services, while maintaining support for their widely utilized basic voice and data services. CSPs are being driven to evolve their access networks to enable cost-effective delivery of a broad range of services demanded by their subscribers.
With strong subscriber demand for low latency and bandwidth-intensive applications, CSPs are seeking to offer new services, realize new revenue streams, build out new infrastructure and differentiate themselves from their competitors. CSPs typically compete on their cost to acquire and retain subscribers, the quality of their service offerings, including such measures as the speed, latency, and reliability of their broadband services, and the cost to deploy and operate their networks. In the past, CSPs offered different solutions delivered over distinct networks designed for specific services and were generally not in direct competition. For example, traditional wireline service providers provided voice services whereas cable MSOs delivered cable television services. Currently, CSPs are increasingly offering services that leverage Internet protocol ("IP"), thereby enabling CSPs of all types to offer a comprehensive bundle of IP-based voice, data and video services to their subscribers. This has increased the level of competition among CSPs as wireline and wireless service providers, cable MSOs and other CSPs can all compete for the same residential and business subscribers using similar types of IP-based services.
Access Networks are Critical and Strategic to CSPs and Policymakers
Access networks, also known as the local loop or last mile, directly and physically connect the residential or business subscriber to the CSP’s data center, central office or similar facilities. The access network is critical for service delivery as it governs the bandwidth capacity, service quality available to subscribers and ultimately the services CSPs can provide to subscribers. Providing differentiated, high-speed, high quality connectivity has become increasingly critical for CSPs to retain and expand their subscriber base and to launch new services. Typically, subscribers consider service breadth, bandwidth speed, latency, reliability, price, ease of use and technical support as key factors in the decision to purchase services from a CSP. As CSPs face increasing pressure to retain their basic voice and data customers in response to cable MSOs offering voice, data and video services, it is critical for CSPs to continue to invest in and upgrade their access networks in order to maintain a compelling service offering, drive new revenue opportunities and maintain and grow their subscriber base. Access networks can meaningfully affect the ongoing success of CSPs.
Governments around the world recognize the importance of expanding broadband networks and delivering advanced broadband services to more people and businesses. For example, in February 2009, the U.S. government passed the American Recovery and Reinvestment Act ("ARRA"), which set aside approximately $7.2 billion as Broadband Stimulus funds for widening the reach of broadband access across the United States, a portion of which includes broadband access equipment. These funds, distributed in the form of grants, loans and loan guarantees, primarily target wireline and wireless service providers operating in rural, unserved and underserved areas in the United States. Many CSPs have actively pursued stimulus funds and have submitted various proposals to receive assistance for their broadband access infrastructure projects. Awards for these projects were issued between December 2009 and September 2010. The timetable for completion of funded projects varies between the two agencies administering the awards. Projects funded under the Broadband Technology Opportunities Program ("BTOP"), which is administered by the National Telecommunications and Information Administration ("NTIA"), were completed by September 30, 2013. Projects funded under the Broadband Initiatives Program ("BIP"), which is administered by the Rural Utilities Service, must be completed by June 30, 2015.
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

•
Highly Reliable Access Products are Difficult to Engineer and Manage—Given the critical nature of access networks and their typical deployment in remote and distant locations, access infrastructure products must be highly reliable. Unlike most other communications equipment which is deployed in environmentally controlled data centers, central offices or similar facilities, most access equipment is deployed in outdoor environments and must be specifically engineered to operate in variable and often extremely harsh conditions, as well as fit into smaller spaces, such as on a street corner, near office buildings or on the side of a house or cellular tower. Since the access portion of the network is broadly distributed, it is expensive as well as difficult to manage and maintain. CSPs require access network equipment that can perform reliably in these uncontrolled environments and be deployed in a variety of form factors, thereby adding significant engineering and product development challenges as compared to most other forms of communications infrastructure equipment. In addition, some portion of the access market is supported by government initiatives and products sold into this segment require additional government certifications and approvals in order to qualify for deployment.

•
Expensive to Deploy and Operate—As a result of deploying multiple networks with discrete functions, legacy access networks require a wide variety of equipment to be installed, maintained and ultimately replaced, thereby placing a significant and recurring capital and operating expense burden on the CSP. Once installed, this equipment occupies valuable space inside a data center or central office, requires frequent labor-intensive maintenance and consumes meaningful amounts of power. Moreover, the lack of integration across protocols and fiber- and copper-based network architectures negatively impacts network performance. Inferior network performance diminishes the subscriber experience and increases network operating costs by increasing service calls, the number of required support staff and the frequency of equipment upgrades and replacements. As broadband network availability and quality are becoming more critical to subscribers, lack of network reliability can be materially disruptive, expensive and ultimately increase subscriber churn, thereby negatively impacting the CSP’s business.

Given these limitations of legacy access networks, we believe CSPs will over time increasingly emphasize fiber- and Ethernet-based technologies in their access networks thereby enabling the rapid, cost-effective deployment of advanced broadband services. Such technologies reduce overhead expenses, simplify network architectures and seamlessly integrate legacy and next-generation networks. We therefore believe that successful CSPs will be those that evolve from providing basic subscriber connectivity to providing the most relevant services and subscriber experience.
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
We believe that our Unified Access portfolio of network and premises-based solutions provides the following benefits to CSPs:
• Single Unified Access Network for Basic and Advanced Services - Our Unified Access portfolio allows for a broad range of subscriber services to be provisioned and delivered over a single unified network. These systems can deliver basic voice and data, advanced broadband services, including high-speed Internet, IPTV, mobile broadband, high-definition video and online gaming, as well as integrated transport within our Unified Access portfolio, all of which can be monitored and managed by CMS. The BLM1500 terminals and their management system, EntriView, acquired in November 2012, are currently being integrated with CMS. In addition, our systems can be deployed in both small and large form factors across multiple deployment scenarios depending on subscriber proximity and service requirements. Our multiservice approach allows CSPs to utilize their legacy access networks during the course of their equipment upgrade and network transformation, saving them time and money in delivering both basic voice and data and advanced broadband services.
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
• Leverage our Growing Customer Footprint - As of December 31, 2013, nearly eighteen million ports of our Unified Access portfolio have been deployed at a growing number of CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. This footprint provides us with the opportunity to sell additional components of our Unified Access portfolio to existing customers. For example, the vast majority of our existing customers have purchased additional line cards and other products from us after their initial purchase. We have also demonstrated that our footprint, combined with the flexibility of our portfolio, gives us incumbency benefits to sell complementary or new offerings in the future.
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
• Pursue Strategic Relationships, Alliances and Acquisitions - We intend to continue to pursue strategic technology and distribution relationships, alliances and acquisitions that align us with CSPs' strategic direction to increase revenue-generating services while reducing the cost to deploy and operate their access networks. We believe these relationships, alliances and acquisitions will allow us to grow our footprint and enhance our ability to sell our access systems and software. We developed and invested in the Calix Compatible Program to assure interoperability across the ecosystem of the majority of vendors critical for implementing and delivering new advanced broadband services. This program has approximately 65 technology members to date and enables our customers to rapidly deploy proven solutions in their access networks. We work with Ericsson Inc. (“Ericsson”) and others to provide advanced broadband solutions globally, including efforts to ensure successful interoperation between our products and Ericsson's Mediaroom IPTV application. In addition, our acquisitions of Optical Solutions, Inc. ("OSI") in 2006 and Occam Networks, Inc. ("Occam") in 2011, and our acquisition of fiber access assets from Ericsson in November 2012, have provided us with leading copper and fiber access technologies that have been integrated into our Unified Access portfolio.
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
To date, we have focused primarily on CSPs in the North American market. Our existing customers' networks serve over 100 million subscriber lines. A representative Tier 1 customer is CenturyLink, Inc. ("CenturyLink"). Representative Tier 2 customers include Frontier, Windstream Corp., Fairpoint, TDS Telecommunications Corporation, and Cincinnati Bell. Our Tier 3 CSP customers have historically accounted for a large percentage of our sales. We also serve new entrants to the access services market who are building their own access networks, including cable MSOs, such as Cox Communications, and municipalities. Moreover, we have entered new geographic markets, such as Africa, Asia, Australia, Europe, and Latin America that complement our significant market presence in Canada and the Caribbean. We anticipate that we will continue to target CSPs globally as part of our expansion strategy.
We have a few large customers who have represented a significant portion of our sales in any given period. In 2013, 2012, and 2011, we had one such customer, CenturyLink, who accounted for 26%, 21%, and 20% of our revenue, respectively.
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
Sales to customers outside of the United States represented approximately 13%, 7%, and 6% of our revenues for the years ended December 31, 2013, 2012, and 2011, respectively. Historically, our sales outside of the United States were predominantly to customers in the Caribbean and Canada. We expect growth in sales to other international locations to become more important over time.
Customer Engagement Model
We design, market and sell our access systems and software predominantly through our direct sales force, supported by marketing and product management personnel, although we have recently expanded this model to include resellers both in North America and globally, including a global reseller relationship with Ericsson. Our sales effort is organized either by named accounts or regional responsibilities. Account teams comprise sales managers, supported by sales engineers and account managers, who work to target and sell to existing and prospective CSPs. The sales process includes analyzing their existing networks and identifying how they can utilize our products within their networks. We also offer advice regarding eligibility and also support proposals to the appropriate agencies when we are a material supplier. Even in circumstances where a reseller is involved, our sales and marketing personnel are often selling side-by-side with the reseller. We believe that our direct customer engagement approach provides us with significant differentiation in the customer sales process by aligning us more closely with our customers' changing needs.
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
Our U.S. and China based technical support organization offers support 24 hours a day, seven days a week. With an active Calix Advantage agreement, customers receive a license to CMS, access to telephone support and online technical information, software product upgrades and maintenance releases, advance return materials authorization and on-site support, if necessary. Calix Advantage agreements are renewable on an annual basis. Most of our customers renew their Calix Advantage agreement. In addition, we offer extended warranty services for our products in one to five-year durations, which include the right to warranty coverage beyond the standard warranty period. The purchase of such extended warranties is initially recorded as deferred revenue. At the end of 2013, we had $21.1 million of deferred revenue associated with such extended warranties. For customers not under a Calix Advantage agreement or who have not purchased extended warranty services, product support and warranty services are provided for a fee on a per-incident basis. Outside North America, we typically cooperate with channel partners to provide local service and support to our end customers in those locations.”
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
• Multiservice and Multiprotocol — We develop our products and an extensive offering of service interfaces to ensure CSPs can connect to their subscribers to enable the delivery of basic voice and data or advanced broadband services over fiber- and copper-based network architectures regardless of protocol. Our C-Series platform also enables CSPs to integrate IP and legacy protocols as well as the integration of fiber- and copper-based connectivity in a single chassis. In doing so, the C-Series platform allows CSPs to evolve their access infrastructures over time. Our B-Series nodes and E-Series platforms and nodes are multiservice but focus solely on Ethernet. Our B-Series nodes are focused on CSPs using Ethernet over copper and fiber and a distributed architecture to transform their networks. Our E-Series platforms and nodes are well suited for CSPs who are using Ethernet to transform their networks. Our B-Series, C-Series, and E-Series platforms and nodes are often, but are not required to be, deployed together so that the C-Series platform can act as a protocol gateway for our B-Series and E-Series platforms and nodes.
• Common Operating System Kernel — All of our access systems are interoperable and are designed to be easily deployed and managed together as a single, unified access network. The C7, E7 and most other E-Series nodes utilize a common Ethernet kernel, which we refer to as the Ethernet eXtensible Architecture ("EXA"), which was developed based on industry standard protocols and focused on the needs of the access network. Because our core platforms leverage this common operating system kernel, we can develop, test and introduce new access systems and software rapidly, and enable our customers to deploy advanced broadband services at their desired pace.
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
Our Unified Access portfolio allows CSPs to transform their legacy and mixed protocol access networks to fiber and Ethernet over time. CSPs often deploy our B-Series nodes, C-Series, and/or E-Series platforms, and our BLM1500 together in data centers, central offices, or similar facilities to interconnect data centers and central offices. Our C-Series platform can act as a protocol gateway when deployed with our B-Series and E-Series platforms and nodes. Our B-Series and E-Series platforms and nodes can be deployed either in data centers, central offices, remote network locations, existing cabinets or in customer premises locations depending upon the CSP's requirements. All of our B-Series, C-Series and E-Series platforms and nodes interoperate with and can terminate network traffic from our P-Series ONTs. We expect to have the BLM1500 terminals and T-Series ONTs and residential gateways, acquired in November 2012, interoperable with E-Series platforms and nodes in early 2014.

A graphic representation of how the various components of our Unified Access portfolio work together as of the end of 2013 is shown in the network diagram below:

One Unified Access Infrastructure - Simplified Deployment Flexibility

Routed Core Network
100GE / 40GE / DWDM Rings
Data Center / CO
10GE / NxGE / GE Rings
Cabinet / RT
10GE / NxGE / GE Rings
Remote Node
10GE / GE Rings / Pt-to-Pt
Premises
PON, Pt-to-Pt GE / AE, or DSL
Internet Access
Broadcast Video
MEF Services
IPTV
Voice
B6
C7
E7
Ethernet
10GE / GE Rings
10GE
NxGE
GE
EXA POWERED
E3
B6
E5 400
E5 100
700
700-R
Residential
Small Business
School / Library
Large Business
MDU / MTU
Mobile Backhaul
CMS
Unified Access Management
Service Delivery and Assurance
COMPASS
by Calix

The graphic above depicts how a CSP might deploy our Unified Access portfolio in a CSP network. The network is divided into five segments: (1) the routed core network, (2) the data center / central office, (3) the remote terminal, (4) the node and (5) the subscriber, business or multi-dwelling unit ("MDU"), premises. First, voice, video or data content is aggregated by a router in the network core and transferred to a B6, C7, or E7. The content is then sent around a redundant Ethernet transport ring, which operates using the 10 Gigabit Ethernet or Gigabit Ethernet standard. The ring consists of a variety of Calix access platforms or nodes, including B6s, C7s, E7s and E5s, each of which may be located in other central offices or in remote terminal locations closer to subscribers. Content can be pulled from any one of these locations and delivered either to a Calix platform located at a remote node or directly to a subscriber premises. In the case where content is delivered to another Calix platform, the content can be delivered over a variety of fiber-based technologies, such as 10 Gigabit Ethernet, Gigabit Ethernet or multiple Gigabit Ethernet, or NxGE. Delivery to the subscriber premises over fiber or copper transmission lines is the final part of the access network. Delivery over fiber lines uses GPON, point-to-point Ethernet services, and delivery over copper lines uses DSL services or plain old telephone service ("POTS"). Our CMS manages all aspects of the Unified Access portfolio and supports features that allow remote management of equipment across the network, including equipment at the subscriber premises. The BLM1500 terminals and T-Series ONTs and residential gateways (not pictured) at the end of 2013 operated independently of the other Unified Access portfolio systems and are managed via the EntriView element management system, although we plan to enable them to interoperate with E-Series platforms and nodes, as well as CMS, in early 2014.
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
The following pictures depict the C-Series platform and sample line cards:

Calix E-Series Ethernet Service Access Platforms and Nodes
Our E-Series Ethernet service access platforms and Ethernet service access nodes ("E-Series platforms and nodes"), consist of chassis-based platforms as well as fixed form factor nodes that are designed to support an array of advanced IP-based services offered by CSPs. Our E-Series platforms and nodes are designed to be carrier-class and enable CSPs to implement advanced Ethernet transport and aggregation, as well as voice, data and video services over both fiber- and copper-based network architectures. Our E-Series platforms and nodes are environmentally hardened and can be deployed in a variety of network locations, including data centers, central offices, remote terminals, video headends and co-location facilities. In addition, due to the small size of many of our E-Series platforms, most can be installed in confined locations such as remote nodes and multi-dwelling units. As such, many of our E-Series platforms and nodes can be deployed in most competitor and other third-party cabinets, or as stand-alone sealed nodes in our access network. Our E-Series platforms and nodes are managed using our CMS and can be deployed in conjunction with our B-Series nodes, C-Series platform, and P-Series. We expect to make our T-Series ONTs and residential gateways interoperable with our E-Series platform and nodes in early 2014. We believe the deployment flexibility and Ethernet focus of our E-Series platforms and nodes make them well suited for CSPs extending Ethernet services and fiber closer to the subscriber premises.
Our E7 has two form factors. Our E7-2 is a one rack unit chassis with two line card slots, whereas the E7-20 is a 13 rack unit chassis with two common control card slots and 20 service line card slots. Our E7s deliver Ethernet services over copper and fiber, including a wide range of GPON, point-to-point Gigabit Ethernet, VDSL2, and 10 Gigabit Ethernet services. Our other E-Series nodes include the fixed form factor E5-48, E5-48C, E5-100 and E5-400 node families, as well as the E3-12C, E3-48 and E3-48C sealed Ethernet service access nodes, which collectively deliver high-speed broadband with interfaces that range from 10 Gigabit Ethernet transport and aggregation to ADSL2+, VDSL2, and point-to-point Gigabit Ethernet.
Key technology differentiators of the E-Series platforms and nodes are:
• Standards-Based Switching Architecture—Our E7 and many of our E5s and E3s utilize a common Ethernet kernel, the EXA, that was developed based on industry standard protocols and focused on the needs of the access network. EXA facilitates cross network awareness, installation, management and provisioning for our C-Series platform and our E-Series platforms.
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
• Broad Array of Advanced Services Support—Our E-Series platforms and nodes support a broad array of advanced services. Our E5-48 and E5-100 node families support up to 48 VDSL2 and 48 ADSL2+ overlay or combination voice and DSL services ports as well as DSL port bonding, and offers multiple Gigabit Ethernet network uplinks. Our E3-12C supports up to 12 VDSL2 combination voice and DSL services ports as well as DSL port bonding, and offers multiple Gigabit Ethernet network uplinks. Our E3-48, E3-48C, E5-48, and E5-48C support up to 48 VDSL2 service ports as well as DSL port bonding and port vectoring, and offer multiple 10 Gigabit Ethernet and 2.5 or single Gigabit Ethernet uplinks. Our E7 and the E5-400 support a mix of GPON, multiple Gigabit Ethernet and 10 Gigabit Ethernet ports. Line card options include a mix of GPON, point-to-point Gigabit Ethernet, 10 Gigabit Ethernet services, and in the case of the E7-2, 48 ports of VDSL2 combo services on a line card, which translates into an industry-leading 96 VDSL2 combo ports in a 1 rack unit form factor, as well as traffic management and queuing, performance monitoring and virtual local area network stacking to support quality of service.

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
The following picture depicts a BLM1500 terminal:
Calix P-Series Optical Network Terminals and Residential Gateways
Our P-Series ONTs and residential gateways consist of a broad range of customer premises solutions, including standards-based ONTs and residential gateways, for residential and business use in conjunction with our B-Series, C-Series, and E-Series platforms and nodes. Our P-Series ONTs and residential gateways can auto-detect the bandwidth of the network and enable CSPs to change line rates and features without expensive truck rolls or hardware replacements. Our family of ONTs and residential gateways is designed to support advanced broadband services, such as IPTV, RF video, business services and mobile backhaul (including Ethernet OAM support for conformance with service level agreements). The design and flexibility of the P-Series allows CSPs to lower initial capital expenditures as well as reduce operational costs. To meet the deployment and service requirement needs of CSPs, we offer a growing number of ONT and residential gateway models available in a variety of form factors tailored to multiple deployment scenarios, including single homes, MDUs, businesses and cellular towers as illustrated below:

Calix T-Series Optical Network Terminals and Residential Gateways
Our T-Series ONTs consist of a broad range of customer premises solutions, including standards-based ONTs and residential gateways, for residential and business use with our BLM1500 terminals and E7 ESAPs. Our T-Series ONTs and residential gateways are designed to support advanced broadband services, such as IPTV, high speed data, and voice services. We launched our T-Series ONTs and residential gateways in November 2012, following our acquisition of Ericsson's EDA 1500 GPON technology and its supplementary ONT portfolio.
To meet the deployment and service requirement needs of CSPs, we currently offer a variety of ONT and residential gateway models available in an array of indoor form factors as illustrated below:

Calix T-Series ONTs

Calix

Single Family Unit

Calix

Home Gateway Unit

T720G

Multi-dwelling Unit

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

Compass by Calix
Compass is an expanding suite of software applications that enables CSPs to accelerate their business transformation. Each Compass application is designed to directly affect key business and market functions within CSPs, and can help them to expand revenue, increase customer satisfaction, optimize network resources, and reduce the cost of delivering services. Compass applications are offered using a software-as-a-service (“SaaS”) model based on a low monthly service fee and no upfront hardware or licensing fees. Every application is hosted in a cloud-based data center, alleviating CSPs’ need to deploy, operate, or maintain physical hardware for Compass applications, and is accessed through our Command Center subscriber interface.
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

The following picture is a sample screenshot and illustration of Flow Analyze and Consumer Connect functionality:

Flow Analyze

Flow Analyze User Interface (64.84.30.75, Hill_Valley_Tel, 443)
Flow Analyze Edit View Go Setup Options Window Help
Save
Dashboard Monitor Recordings Reports Events Discovery Profiles Configure Visual Trouble Tickets Customers Server Monitor Go
Top N Lists: by Bandwidth
10:14:41 CST LIVE (approx. 1 minute 30 second delay)
Endpoints/IPs
OUT bps
Nattiong 949 K
Afterew66 837 K
Abought 834 K
Offs1947 822 K
Witheir 736 K
Normis 730 K
Powell1962 729 K
Fortard1988 694 K
Dight1945 560 K
Lachatiet 473 K
IN bps
199.71.142.163 21,397 K
199.71.142.102 7,862 K
Dang1970 6,604 K
Trunever39 6,499 K
199.71.142.69 6,483 K
Lumseforme 6,075 K
Famort1944 5,969 K
Causer59 5,579 K
Dropectfuld 5,511 K
Ociple 5,481 K
Applications/Ports
OUT bps
WebSecSvc 4,048 K
Amazon 2,957 K
Netflix_Direct 2,294 K
Google 1,842 K
RIPE_Europe 1,756 K
WebSvc 1,493 K
Akamai_N_... 1,289 K
Microsoft_... 881 K
16402/UDP 780 K
Xbox_Live 624 K
IN bps
Netflix_Direct 174,500 K
_NetFlix_L... 95,593 K
Google 66,407 K
Akamai_N_... 31,387 K
Limelight 17,537 K
WebSvc 12,977 K
Level_3 9,590 K
Flash_Appl... 7,516 K
RIPE_Europe 6,066 K
Amazon 4,707 K
Locations
OUT bps
FD_F5_Dynamic 11,807 K
C7_Dynamic 10,852 K
E7 740 K
C7_Static 12 K
IN bps
FD_F5_Dynamic 234,598 K
C7_Dynamic 115,724 K
E7 93,316 K
C7_Static 4,664 K
Bitrate
10:14:20 10:14:30
23 Mb OUT
448 Mb IN
Packet Rate
10:14:20 10:14:30
19 Kpp OUT
44 Kpp IN
Endpoint Count
10:14:20 10:14:30
2 K OUT
2 K IN
Application Count
10:14:20 10:14:30
68 OUT
75 IN
Events
Name Cause Start Duration Severity Description
Receiving 31.3 flow-records/second

Research and Development
Continued investment in research and development is critical to our business. Our research and development team is composed of engineers with expertise in hardware, software and optics. Our team of engineers is primarily based in our Petaluma, California headquarters, the Minneapolis, Minnesota facility, the Santa Barbara and San Jose, California facilities, and the Nanjing, China facility, with additional engineers located in Acton, Massachusetts. We also outsource a portion of our software development to a team of software engineers based in Shenyang, China. Our research and development team is responsible for designing, developing and enhancing our hardware and software platforms, performing product and quality assurance testing and ensuring the compatibility of our products with third-party hardware and software products. We have made significant investments in our Unified Access portfolio. We intend to continue to dedicate significant resources to research and development and to develop new product capabilities to support the performance, scalability and management of our Unified Access portfolio. For the years ended 2013, 2012, and 2011, our research and development expenses totaled $79.3 million, $66.7 million, and $67.7 million, respectively.
Manufacturing
We work closely with third parties to manufacture and deliver our products. Our manufacturing organization consists primarily of supply chain managers, new product introduction personnel and test engineers. We outsource our manufacturing and order fulfillment and tightly integrate our supply chain management and new product introduction activities. We primarily utilize Flextronics International Ltd. ("Flextronics"), as our contract manufacturer. Our relationship with Flextronics allows us to conserve working capital, reduce product costs and minimize delivery lead times while maintaining high product quality. Generally, new product introduction occurs in Flextronics’ facilities in Milpitas, California. Once product manufacturing quality and yields reach a satisfactory level, volume production and testing of circuit board assemblies, chassis and fan trays occur in Shanghai, China. Final system and cabinet assembly and testing are performed in Flextronics’ facilities in Guadalajara, Mexico. Order fulfillment is performed by Pegasus Logistics Group, Inc. in Texas. We also evaluate and utilize other vendors for various portions of our supply chain from time to time, including order fulfillment of our circuit boards. This model allows us to operate with low inventory levels while maintaining the ability to scale quickly to handle increased order volume.
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
As of December 31, 2013, we held 86 U.S. patents and had 36 pending U.S. patent applications. One of the U.S. patents is also covered by granted international patents in three countries. As of December 31, 2013, we had no pending international patent applications. Patents generally have a term of twenty years from filing. As our patent portfolio has been built over time, the remaining terms on the individual patents vary. Information pertaining to our patents such as filing dates and terms is available free-of-charge at the United States Patent and Trademark Office website at www.uspto.gov.
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
We believe that the frequency of assertions of patent infringement continues to increase, as patent holders, including entities that are not in our industry and others who purchase patents as an investment or to monetize such rights by obtaining royalties, use such actions as a competitive tactic as well as a source of additional revenue. Any claim of infringement from a third party, even those without merit, could cause us to incur substantial costs defending against such claims and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful.
Competition
The communications access equipment market is highly competitive. Competition in this market is based on any one or a combination of the following factors:
• price;
• functionality;
• existing business and customer relationships;
• the ability of products and services to meet customers’ immediate and future network requirements;
• product quality;
• installation capability;
• service and support;
• scalability; and
• manufacturing capability.
We compete with a number of companies within markets that we serve and we anticipate that competition will intensify. ADTRAN, Inc., enjoys strong supplier relationships with the largest U.S. ILECs, commands the leading market share position in DSL access multiplexers, and has a broad international business. Other established suppliers with which we compete include Alcatel-Lucent S.A.; Ciena Corporation; Huawei Technologies Co.; Ltd., Tellabs, Inc.; and ZTE Corporation. There are also a number of smaller companies with which we compete in various geographic or vertical markets, including Zhone Technologies, Inc. While most of these smaller competitors lack broad national scale and product portfolios, they can offer strong competition on a deal-by-deal basis. As we expand into adjacent markets, we expect to encounter new competitors. Competition in the communications access equipment market is dominated by a small number of large, multi-national corporations. Many of our competitors have substantially greater name recognition and technical, financial and marketing resources, and greater manufacturing capacity, as well as better established relationships with CSPs, than we do. Many of our competitors have greater resources to develop products or pursue acquisitions, and more experience in developing or acquiring new products and technologies and in creating market awareness for these products and technologies. In addition, a number of our competitors have the financial resources to offer competitive products at below market pricing levels that could prevent us from competing effectively. Further, a number of our competitors have built long-standing relationships with some of our prospective customers and provide financing to customers and could, therefore, have an advantage in selling products to those customers.
Government Funding Initiatives
Many of our customers fund deployment of and improvements to telecommunications network infrastructure using government funds. In the United States, CSPs are required under the Federal Communications Commission's rules to contribute a percentage of their revenues to the federal Universal Service Fund. In early October 2011, the then-chairman of the FCC outlined a plan to transform the Universal Service Fund, an $8 billion fund that is paid for by the nation's telephone customers and used to subsidize basic telephone service in rural areas, into one that will help expand broadband Internet service to 18 million Americans who lack high-speed access. These funds, now governed by a new set of rules now called the Connect America Fund ("CAF"), are distributed as subsidies to CSPs serving rural subscribers that are expensive to reach as well as to low-income consumers, schools and libraries, and rural health care facilities. In late 2013, the new FCC chairman shared plans to review the implementation of these programs. RUS administers funds through a separate U.S. government initiative to promote the development of telecommunications infrastructure in rural areas through loans, loan guarantees and grants. Some of our U.S. customers have been awarded RUS loans, and we have provided the network equipment for such projects.
Employees
As of December 31, 2013, we employed a total of 738 full-time employees, of which 583 employees were located in the United States. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Corporate Information
Calix, a Delaware corporation, was founded in August 1999. Our principal executive offices are located at 1035 N. McDowell Boulevard, Petaluma, California 94954, and our telephone number is (707) 766-3000. Our website address is www.calix.com. We do not incorporate the information on or accessible through our website into this Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this Form 10-K. Calix®, the Calix logo design, B6™, C7®, E5™, E7™ and other trademarks or service marks of Calix appearing in this report on Form 10-K are the property of Calix. Trade names, trademarks and service marks of other companies appearing in this report on Form 10-K are the property of the respective holders. Calix is subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934 ("Exchange Act") and files periodic reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Such periodic reports, proxy statements and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. Calix posts on the Investor Relations page of its Web site, www.calix.com, a link to its filings with the SEC, as soon as reasonably practical after they are filed electronically with the SEC.

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
We compete in markets characterized by rapid technological change, changing needs of communications service providers, or CSPs, evolving industry standards and frequent introductions of new products and services. In addition, we likely will be required to reposition our product and service offerings and introduce new products and services as we encounter rapidly changing CSP requirements and increasing competitive pressures. We may not be successful in doing so in a timely and responsive manner, or at all. Also, softness in demand across any of our customer markets, including due to macro-economic conditions beyond our control or uncertainties associated with the implementation of regulatory reforms, could lead to unexpected slowdown in capital expenditures by service providers, such as that which occurred in the fourth quarter of 2013. As a result, it is difficult to forecast our future revenues and plan our operating expenses appropriately, which also makes it difficult to predict our future operating results.
We have a history of losses, and we may not be able to generate positive operating income and maintain positive cash flows in the future.
We have experienced net losses in each year of our existence. For the years ended December 31, 2013, December 31, 2012, and December 31, 2011, we incurred net losses of $17.3 million, $28.3 million, and $52.6 million, respectively. As of December 31, 2013, we had an accumulated deficit of $509.8 million.
We expect to continue to incur significant expenses for research and development, sales and marketing, customer support and general and administrative functions as we expand our operations. Given our growth rate and the intense competitive pressures we face, we may be unable to control our operating costs.
We cannot guarantee that we will achieve profitability in the future. We will have to generate and sustain significant and consistent increased revenue, while continuing to control our expenses, in order to achieve and then maintain profitability. We may also incur significant losses in the future for a number of reasons, including the risks discussed in this “Risk Factors” section and other factors that we cannot anticipate. If we are unable to generate positive operating income and maintain positive cash flows from operations, our liquidity, results of operations and financial condition will be adversely affected.
Fluctuations in our quarterly and annual operating results may make it difficult to predict our future performance, which could cause our operating results to fall below investor or analyst expectations, which could adversely affect the trading price of our stock.
A number of factors, many of which are outside of our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the price of our common stock would likely decline. Moreover, we may experience delays in recognizing revenue under applicable revenue-recognition rules, particularly from government-funded contracts, such as those funded by U.S. Department of Agriculture’s Rural Utility Service ("RUS”). The extent of these delays and their impact on our revenues can fluctuate over a given time period depending on the number and size of purchase orders under these contracts during such time period. In addition, unanticipated decreases in our available liquidity due to fluctuating operating results could limit our growth and delay implementation of our expansion plans.
In addition to the other risk factors listed in this “Risk Factors” section, factors that may contribute to the variability of our operating results include:

•	our ability to predict our revenue and plan our expenses appropriately;

•	the capital spending patterns of CSPs and any decrease or delay in capital spending by CSPs due to macro-economic conditions, regulatory implementation or uncertainties, or other reasons;

•	the impact of government-sponsored programs on our customers;

•	intense competition;

•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;

•	our ability to achieve market acceptance of our products and CSPs' willingness to deploy our new products;

•	the concentration of our customer base;

•	the length and unpredictability of our sales cycles;

•	our focus on CSPs with limited revenue potential;

•	our lack of long-term, committed-volume purchase contracts with our customers;

•	our ability to increase our sales to larger North American as well as international CSPs;

•	our exposure to the credit risks of our customers;

•	fluctuations in our gross margin;

•	the interoperability of our products with CSP networks;

•	our dependence on sole- and limited-source suppliers;

•	our ability to manage our relationships with our contract manufacturers;

•	our ability to forecast our manufacturing requirements and manage our inventory;

•	our products' compliance with industry standards;

•	our ability to expand our international operations;

•	our ability to protect our intellectual property and the cost of doing so;

•	the quality of our products, including any undetected hardware defects or bugs in our software;

•	our ability to estimate future warranty obligations due to product failure rates;

•	our ability to obtain necessary third-party technology licenses;

•	the attraction and retention of qualified employees and key management personnel; and

•	our ability to maintain proper and effective internal controls.
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
CSP spending on network construction, maintenance, expansion and upgrades is also affected by reductions in their budgets, delays in their purchasing cycles, access to external capital, e.g., government grants and loan programs or the capital markets, and seasonality and delays in capital allocation decisions. For example, we experienced lower than expected sales in the fourth quarter of 2013 because we believe our CSP customers had spent more than usual in the first three quarters of 2013 and they did not have enough in their budgets left in the fourth quarter to make significant purchases.
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
Many of our U.S. customers are Independent Operating Companies ("IOCs"), which have revenues that are particularly dependent upon interstate and intrastate access charges, and federal and state subsidies. The Federal Communications Commission ("FCC"), and some states are considering changes to such payments and subsidies, and these changes could reduce IOC revenues. Furthermore, many IOCs use or expect to use, government-supported loan programs or grants, such as RUS loans and grants to finance capital spending. Changes to these programs could reduce the ability of IOCs to access capital and thus reduce our revenue opportunities.
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
The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our competitors include companies such as ADTRAN, Inc., Alcatel- Lucent S.A., Ciena Corporation, Huawei Technologies Co., Ltd. and ZTE Corporation, among others.

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
The broadband access equipment market has undergone consolidation in recent years, as participants have merged, made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. Examples include our acquisitions of Occam in February 2011 and of Ericsson's fiber access assets in November 2012, Adtran's acquisition of Nokia Siemens' broadband access line business in May 2012, and Cisco’s acquisition of ClearAccess in May 2012. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry.
Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do and are better positioned to acquire and offer complementary products and services. Many of our competitors have broader product lines and can offer bundled solutions, which may appeal to certain customers. Our competitors may also invest additional resources in developing more compelling product offerings. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features, because the products that we and our competitors offer require a substantial investment of time and funds to install.
Some of our competitors may offer substantial discounts or rebates to win new customers or to retain existing customers. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or achieve profitability. Competitive pressures could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could reduce our revenue and adversely affect our financial results.
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
We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2013, 2012 and 2011, our research and development expenses were $79.3 million, or 21% of our revenue, $66.7 million, or 20% of our revenue, and $67.7 million, or 20% of our revenue, respectively. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
Our new products are early in their life cycles and are subject to uncertain market demand. They also may face obstacles in manufacturing, deployment and competitive response. Potential customers may choose not to invest the additional capital required for initial system deployment of new products. In addition, demand for new products is dependent on the success of our customers in deploying and selling advanced services to their subscribers. Our products support a variety of advanced broadband services, such as high-speed Internet, Internet protocol television, mobile broadband, high-definition video and online gaming, and basic voice and data services. If subscriber demand for such services does not grow as expected or declines, or if our customers are unable or unwilling to deploy and market these services, demand for our products may decrease or fail to grow at rates we anticipate.
Our customer base is concentrated, and there are a limited number of potential customers for our products. The loss of any of our key customers, a decrease in purchases by our key customers or our inability to grow our customer base would adversely impact our revenues.
Historically, a large portion of our sales has been to a limited number of customers. For example, for the years ended December 31, 2013, 2012 and 2011, CenturyLink accounted for 26%, 21% and 20%, respectively, of our revenue. However, we cannot anticipate the level of CenturyLink's purchases in the future.

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
We are exposed to the credit risks of our customers, and if we have inadequately assessed their creditworthiness we may have more exposure to accounts receivable risk than we anticipate. Failure to collect our accounts receivable in amounts that we anticipate could adversely affect our operating results and financial condition.
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
We perform credit evaluations of our customers' financial condition. However, our evaluation of the creditworthiness of customers may not be accurate if they do not provide us with timely and accurate financial information, or if their situations change after we evaluate their credit. While we attempt to monitor these situations carefully and attempt to adjust our allowances for doubtful accounts as appropriate, and take appropriate measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid additional write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and could harm our operating results.
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
Our products must interoperate with our customers' existing and planned networks, which often have varied and complex specifications, utilize multiple protocol standards, software applications and products from multiple vendors and contain multiple generations of products that have been added over time. As a result, we must continually ensure that our products interoperate properly with these existing and planned networks. To meet these requirements, we must undertake development efforts that require substantial capital investment and employee resources. We may not accomplish these development goals quickly or cost-effectively, if at all. If we fail to maintain compatibility with other software or equipment found in our customers' existing and planned networks, we may face substantially reduced demand for our products, which would reduce our revenue opportunities and market share.
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
The markets for our products are characterized by a significant number of standards, both domestic and international, which are evolving as new technologies are developed and deployed. As we expand into adjacent markets and increase our international footprint, we are likely to encounter additional standards. Our products must comply with these standards in order to be widely marketable. In some cases, we are compelled to obtain certifications or authorizations before our products can be introduced, marketed or sold in new markets or to customers that we have not historically served. For example, our ability to maintain Operations System Modification for Intelligent Network Elements ("OSMINE") certification for our products will affect our ongoing ability to continue to sell our products to CenturyLink and other Tier 1 CSPs.
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
We engage some value added resellers ("VARs"), who provide sales and support services for our products. In particular, the non-exclusive reseller agreement entered into with Ericsson in 2012 has provided us with an extensive new global reseller channel. We compete with other telecommunications systems providers for our VARs' business and many of our VARs, including Ericsson, are free to market competing products. If Ericsson or any other VAR promotes a competitor's products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key VAR or the failure of VARs to provide adequate customer service could have a negative effect on customer satisfaction and could cause harm to our business. If we do not properly recruit and train VARs to sell, install and service our products, our business, financial condition and results of operations may suffer. Our use of VARs and other third-party support partners, and the associated risks of doing so, are likely to increase as we expand sales outside of North America.
We may have difficulty managing our growth, which could limit our ability to increase sales.
We have experienced significant growth in sales and operations in recent years. We expect to continue to expand our research and development, sales, marketing and support activities. Our historical growth has placed, and planned future growth is expected to continue to place, significant demands on our management, as well as our financial and operational resources, to:

•	manage a larger organization;

•	expand our manufacturing and distribution capacity;

•	increase our sales and marketing efforts;

•	broaden our customer-support capabilities;

•	implement appropriate operational and financial systems; and

•	maintain effective financial disclosure controls and procedures.
If we cannot grow, or fail to manage our growth effectively, we may not be able to execute our business strategies and our business, financial condition and results of operations would be adversely affected.
We may not be able to protect our intellectual property, which could impair our ability to compete effectively.
We depend on certain proprietary technology for our success and ability to compete. As of December 31, 2013, we held 86 U.S. patents and had 36 pending U.S. patent applications. One of the U.S. patents is also covered by granted international patents in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.
Despite our efforts to protect our proprietary rights, attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may be unable to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our intellectual property is difficult for us. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could harm our business.
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
We have received in the past and expect that in the future we may receive, particularly as a public company, communications from competitors and other companies alleging that we may be infringing their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property or threatening litigation. In addition, we have agreed, and may in the future agree, to indemnify our customers for any expenses or liabilities resulting from certain claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that our products infringe, or may infringe on, the proprietary rights of third parties, with or without merit, could be time-consuming, resulting in costly litigation and diverting the efforts of our engineering teams and management. These claims could also result in product shipment delays or require us to modify our products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all.
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

Our products are highly technical and may contain undetected hardware defects or software bugs, which could harm our reputation and adversely affect our business.
Our products are highly technical and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected defects, bugs or security vulnerabilities. Some defects in our products may only be discovered after a product has been installed and used by customers, and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and adversely affect the market's perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
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
On November 2, 2012, we acquired Ericsson's fiber access assets. On February 22, 2011, we acquired Occam Networks. We may in the future acquire other businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. We have limited experience making such acquisitions. Any of these transactions could be material to our financial condition and results of operations. The anticipated benefit of acquisitions may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

•	diversion of management time and potential business disruptions;

•	expenses, distractions and potential claims resulting from acquisitions, whether or not they are completed;

•	retaining and integrating employees from any businesses we may acquire;

•	issuance of dilutive equity securities or incurrence of debt;

•	integrating various accounting, management, information, human resource and other systems to permit effective management;

•	incurring possible write-offs, impairment charges, contingent liabilities, amortization expense of intangible assets or impairment of goodwill;

•	difficulties integrating and supporting acquired products or technologies;

•	unexpected capital expenditure requirements;

•	insufficient revenues to offset increased expenses associated with the acquisition;

•	opportunity costs associated with committing capital to such acquisitions; and

•	acquisition-related litigation.
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
We operate a wholly foreign owned enterprise in Nanjing, China, where a dedicated team of engineers performs product development, quality assurance, cost reduction and other engineering work. We also outsource a portion of our software development to a team of software engineers based in Shenyang, China. Our reliance upon development resources in China may not enable us to achieve meaningful product cost reductions or greater resource efficiency. Further, our development efforts and other operations in China involve significant risks, including:

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
The FCC has jurisdiction over all of our U.S. customers. FCC regulatory policies that create disincentives for investment in access network infrastructure or impact the competitive environment in which our customers operate may harm our business. For example, future FCC regulation affecting providers of broadband Internet access services could impede the penetration of our customers into certain markets or affect the prices they may charge in such markets. Furthermore, many of our customers are subject to FCC rate regulation of interstate telecommunications services, and are recipients of Connect America Fund capital incentive payments, which are intended to subsidize broadband and telecommunications services in areas that are expensive to serve. In early October 2011, the then-chairman of the FCC outlined a plan to transform the Universal Service Fund, an $8 billion fund that is paid for by telephone customers in the U.S. and was used to subsidize basic telephone service in rural areas, into one that will help expand broadband Internet service to 18 million Americans who lack high-speed access. In late 2013, the new FCC chairman shared plans to review the implementation of this program. Changes to these programs could change the ability of IOCs to access capital and reduce our revenue opportunities.
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

Many jurisdictions, including international governments and regulators, are also evaluating, implementing and enforcing regulations relating to cyber security, privacy and data protection, which can affect the market and requirements for networking and communications equipment. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, our business, financial condition and results of operations would suffer.
Privacy concerns relating to our products and services could affect our business practices, damage our reputation and deter customers from purchasing our products and services.
Government and regulatory authorities in the U.S. and around the world have implemented and are continuing to implement laws and regulations concerning data protection. The interpretation and application of these data protection laws and regulations are often uncertain and in flux, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
Concerns about, or regulatory actions involving our practices with regard to the collection, use, disclosure, or security of customer information or other privacy related matters, even if unfounded, could damage our reputation and adversely affect operating results. While we strive to comply with all applicable data protection laws and regulations, the failure or perceived failure to comply may result in inquiries and other proceedings or actions against us by government entities or others, or could cause us to lose customers, which could potentially have an adverse effect on our business.
We may be subject to governmental export and import controls that could subject us to liability or impair our ability to compete in additional international markets.
Our products may be or become subject to U.S. export controls that will restrict our ability to export them outside of the free-trade zones covered by the North American Free Trade Agreement, Central American Free Trade Agreement and other treaties and laws. Therefore, future international shipments of our products may require export licenses or export license exceptions. In addition, the import laws of other countries may limit our ability to distribute our products, or our customers' ability to buy and use our products, in those countries. Changes in our products or changes in export and import regulations or duties may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations, duties or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could negatively impact our ability to sell, profitably or at all, our products to existing or potential international customers.
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
Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss of or damage to intellectual property through security breach. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our operating results.
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
Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyber-attacks, viruses, denial-of-service attacks, human error, hardware or software defects or malfunctions, and similar events or disruptions. Some of our systems are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could cause system interruptions and delays, and result in loss of critical data and lengthy interruptions in our services.
We incur significant increased costs as a result of operating as a public company, which may adversely affect our operating results and financial condition.
As a public company, we incur significant accounting, legal and other expenses, including costs associated with our public company reporting requirements. We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements under SOX and the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), as well as rules implemented by the SEC, and the New York Stock Exchange ("NYSE"). Furthermore, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
The trading price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Form 10-K and others such as:

•	quarterly variations in our results of operations or those of our competitors;

•	failures by us to meet any guidance regarding our anticipated results that we have previously provided;

•	changes in earnings estimates or recommendations by securities analysts;

•	failures by us to meet securities analysts’ estimates;

•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	our commencement of, or involvement in, litigation;

•	changes in governmental regulations or in the status of our regulatory approvals; and

•	a slowdown in the communications industry or the general economy.
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
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of our management and board of directors.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management or our board of directors. These provisions include:

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
We may need to raise additional capital to fund operations in the future. Although we believe that, based on our current level of operations and anticipated growth, our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. If future financings involve the issuance of equity securities, our then-existing stockholders would suffer dilution. If we raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies or otherwise respond to competitive pressures could be significantly limited. Any failure to obtain financing when and as required could force us to curtail our operations, which would harm our business.
We do not currently intend to pay dividends on our common stock and, consequently, our stockholders' ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
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

ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 2.        Properties.
We currently lease approximately 287,300 square feet of office space worldwide. Information concerning our principal leased properties as of December 31, 2013 is set forth below:

Location	Principal Use	Square Footage	Lease Expiration Date

Petaluma, California (1)	Corporate headquarters, sales, marketing, product design, service and repair engineering, distribution, research and development	82,100	February 2019
Santa Barbara, California	Product design, research and development	51,000	July 2014
San Jose, California	Product design, research and development, administration	46,100	August 2018
Fremont, California	Not applicable (2)	36,000	July 2015
Minneapolis, Minnesota (3)	Product design, research and development, service and repair engineering	33,200	March 2019
Nanjing, China	Research and development	26,600	February 2016
Acton, Massachusetts	Research and development	6,200	June 2016
Richardson, Texas	Service and repair engineering	6,100	July 2017
		287,300
(1) On January 28, 2013, we entered into an amendment to this Petaluma lease and extended the lease expiration date to February 2019.
(2) A portion of the property is sublet under a sublease expiring in 2015. The remaining area of the property was vacated in March 2013, for which we have been actively seeking a sublease. Employees in this location were consolidated into our San Jose, California location.

(3) In October 2013, we entered into an amendment to this Minneapolis lease to extend the lease term from March 2014 to March 2019.
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

	High	Low
Fiscal Year 2013
First Quarter	$9.17	$7.26
Second Quarter	10.98	7.29
Third Quarter	13.98	9.96
Fourth Quarter	13.36	8.43

	High	Low
Fiscal Year 2012
First Quarter	$12.21	$6.08
Second Quarter	9.48	6.65
Third Quarter	8.26	4.25
Fourth Quarter	7.80	5.47
Number of Common Stock Holders and Number of Shares Outstanding
On February 12, 2014, there were approximately 312 stockholders of record of our common stock who held an aggregate of 50,224,952 shares of our common stock. The closing price of our common stock as of February 12, 2014 was $7.48. A substantially greater number of holders of Calix common stock are street name or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
We have never declared or paid any cash dividends on our common stock. Our credit facility does not limit the company’s ability to pay dividends on our common stock if credit extensions under the credit facility are less than $5 million and certain conditions are met; otherwise the maximum amount of dividends permitted to be paid under the credit facility is $15 million a year if certain conditions are met. We currently expect to be able to meet these conditions. However, we do not currently intend to pay any cash dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Performance Graph
The following graph shows a comparison of the cumulative total shareholder return on our common stock with the cumulative total returns of the NYSE Composite Index and the Morningstar Communication Equipment Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the period from March 24, 2010 (the date our common stock commenced trading on NYSE) through December 31, 2013. Data for the NYSE Composite Index and the Morningstar Communication Equipment Index assume reinvestment of dividends. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN

Calix, Inc
NYSE Composite Index
Morningstar Communication Equipment
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/24/2010
6/30/2010
12/31/2010
6/30/2011
12/31/2011
6/30/2012
12/31/2012
6/30/2013
12/31/2013

ASSUMES $100 INVESTED ON MAR. 24, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2013

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
We derived the statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 from our audited financial statements and related notes thereto of this Form 10-K. We derived the statements of operations data for the years ended December 31, 2010 and 2009, and the balance sheet data as of December 31, 2011, 2010 and 2009 from our audited financial statements and related notes which are not included in this Form 10-K. Historical results for any prior period are not necessarily indicative of future results for any period.

	Years Ended December 31,
	2013	2012 (1)	2011 (1)	2010	2009
	(In thousands, except per share data)
Statements of Operations Data:
Revenue	$382,618	$330,218	$344,669	$287,043	$232,947
Cost of revenue:
Products and services (2)	203,191	185,103	195,698	168,873	150,863
Acquisition-related expenses	—	—	19,966	—	—
Amortization of intangible assets	8,353	7,539	9,552	5,440	5,440
Total cost of revenue	211,544	192,642	225,216	174,313	156,303
Gross profit	171,074	137,576	119,453	112,730	76,644
Operating expenses:
Research and development (2)	79,299	66,748	67,725	55,412	46,132
Sales and marketing (2)	68,075	62,129	55,551	42,121	33,486
General and administrative (2)	31,945	26,114	27,002	27,998	15,613
Amortization of intangible assets	10,208	10,208	8,569	740	740
Acquisition-related expenses (2)	—	1,401	12,927	3,942	—
Total operating expenses	189,527	166,600	171,774	130,213	95,971
Loss from operations	(18,453)	(29,024)	(52,321)	(17,483)	(19,327)
Interest and other income (expense), net (3)	1,174	856	(5)	(989)	(3,466)
Loss before provision for (benefit from) income taxes	(17,279)	(28,168)	(52,326)	(18,472)	(22,793)
Provision for (benefit from) income taxes	(14)	158	224	81	(352)
Net loss	(17,265)	(28,326)	(52,550)	(18,553)	(22,441)
Preferred stock dividends	—	—	—	900	3,747
Net loss attributable to common stockholders	$(17,265)	$(28,326)	$(52,550)	$(19,453)	$(26,188)
Net loss per common share:
Basic and diluted	$(0.35)	$(0.59)	$(1.15)	$(0.65)	$(6.48)
Weighted-average number of shares used to compute net loss per common share:
Basic and diluted	49,419	48,180	45,546	29,778	4,040

	As of December 31,
	2013	2012 (1)	2011 (1)	2010	2009
	(In thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$82,747	$46,995	$38,938	$98,324	$68,049
Working capital	114,366	84,255	77,745	126,957	77,999
Total assets	383,599	377,897	358,103	257,556	241,116
Current and long-term loans payable	—	—	—	—	20,000
Preferred stock warrant liabilities	—	—	—	—	195
Convertible preferred stock	—	—	—	—	479,628
Common stock and additional paid-in capital	783,509	761,454	741,504	606,907	52,841
Total stockholders’ equity (deficit)	273,923	269,075	277,417	195,303	(339,358)

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

(2) Includes stock-based compensation as follows:
	2013	2012	2011	2010	2009
Cost of revenue	$1,468	$1,433	$1,503	$1,745	$682
Research and development	4,896	4,227	4,828	5,966	2,657
Sales and marketing	5,577	5,160	4,500	4,555	1,739
General and administrative	7,980	6,617	9,538	13,309	4,118
Acquisition-related expenses	—	—	1,234	—	—
Total	$19,921	$17,437	$21,603	$25,575	$9,196

(3) 2013 includes $1.7 million of gain from utilization of inventory credit from Ericsson. 2012 includes $1.0 million of gain on bargain purchase of Ericsson's fiber access assets; 2010 and 2009 include $1.2 million and $3.9 million of interest expense, respectively, which are primarily for a term loan that was repaid in May 2010.

ITEM 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in the Risk Factors discussed in Item 1A, in the discussion below, as well as in other sections of this Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
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
We market our access systems and software to CSPs globally through our direct sales force as well as a limited number of resellers. As of December 31, 2013, nearly eighteen million ports of our Unified Access portfolio have been deployed at a growing number of CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. In addition, we have enabled over 900 customers to deploy gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue increased to $382.6 million for 2013 from $330.2 million for 2012 and $344.7 million for 2011. During the first half of 2012, we experienced softness in our business due to lower demand across multiple customer markets, which was due to a slowdown in capital expenditures by service providers increasingly concerned about macro-economic conditions and uncertainties associated with the implementation of regulatory reforms. However, beginning in the second half of 2012 and during 2013, we experienced steady improvement in our operating results. During the fourth quarter of 2013, we experienced a slow down in the growth of our business which we believe was due to our customers having purchased more than usual in the first three quarters of 2013 and to their not having enough budgets left in the fourth quarter. Continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, large CSPs and customers in international markets. Additionally, our acquisition of Ericsson's fiber access assets has had a positive impact to revenue in 2013 and we expect the positive impact to continue in 2014 and beyond. Since our inception we have incurred significant losses, and as of December 31, 2013, we had an accumulated deficit of $509.8 million. Our net loss was $17.3 million, $28.3 million, and $52.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, large customer purchase agreements with delayed revenue recognition, varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets. Customer spending then increases in subsequent quarters for the remainder of the year and historically, although not always, ends with a

“budget flush” in the fourth quarter. As of December 31, 2013, our deferred revenue of $53.3 million primarily included certain contracts with customers who receive government supported loans and grants from the U.S. Department of Agriculture’s Rural Utility Service (“RUS”) that require installation services, as well as extended warranty services contracts that are recognized ratably over the period during which the services are to be performed. The timing of deferred recognition may cause significant fluctuations in our revenue and operating results from period to period.
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
Our operating expenses have fluctuated based on the following factors: timing of variable compensation expenses due to fluctuations in order volumes, timing of salary increases which have historically occurred in the second quarter, timing of bonus expenses due to changes in the Company’s performance, timing of research and development expenses including prototype builds and intermittent outsourced development projects, fluctuations in stock-based compensation expenses due to increased equity grants or modifications to outstanding equity awards, and changes in acquisition-related expenses. As a result of the acquisition of Ericsson's fiber access assets in November 2012, we have also incurred increased compensation costs in research and development due to the additional headcount and increased facility related costs. We anticipate that our operating expenses will increase in absolute dollar amounts but will decline as a percentage of revenue over time.
As a result of the fluctuations described above and a number of other factors, many of which are outside our control, our annual operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
Acquisition of Ericsson's Fiber Access Assets
On November 2, 2012, we acquired the fiber access assets of Ericsson, including the Ericsson EDA 1500 GPON solution and its complementary ONT portfolio, under an Asset Purchase Agreement ("EFAA Acquisition"). Total consideration for the purchase was $12.0 million in cash.
In connection with this acquisition, Calix and Ericsson also signed a non-exclusive global reseller agreement, under which Calix became Ericsson's preferred global partner for broadband access applications. This partnership provides Calix with an extensive new global reseller channel, and we believe our acquisition of Ericsson's fiber access portfolio delivers powerful new complements to our industry-leading Unified Access portfolio. We believe this partnership also provides Ericsson's existing fiber access customers with world-class support and maintenance, and an expanded portfolio of access systems and software from a leading company totally focused on access.
The transaction is accounted for using the acquisition method of accounting in accordance with the accounting standard for business combinations. As a result of this acquisition, we recognized a bargain purchase gain of $1.0 million in 2012. We have included the financial results of the acquired Ericsson's fiber access assets in the Consolidated Financial Statements from the date of acquisition. See Note 2, “Business Combinations” of the Notes to Consolidated Financial Statements in this Form 10-K for additional information related to this acquisition.
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
As a result of this acquisition, we recorded $50.6 million in goodwill and $97.7 million in other intangible assets. We are amortizing the finite-lived intangible assets over their useful lives. See “Critical Accounting Policies and Estimates-Valuation of Goodwill and Intangible Assets” section below for information relating to these items and our test for impairment. The results of operations of Occam have been included in our consolidated financial statements since the acquisition date. See Note 2, “Business Combinations” of the Notes to Consolidated Financial Statements in this Form 10-K for additional information related to this acquisition.
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
Business Combination
We accounted for our business acquisitions under Accounting Standards Codification ("ASC") Topic 805, “Business Combinations." Under this guidance, all of the assets acquired and liabilities assumed are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. If a business combination results in a bargain purchase for us, the economic gain resulting from the fair value received being greater than the purchase price is recorded as a gain included in other income (expense), net, in the Consolidated Statements of Comprehensive Loss. Prior to recognizing the gain, we reassess whether we have correctly identified all of the assets acquired and liabilities assumed and recognize any additional assets or liabilities that result from that review. We also review the measurement procedures used in valuing the assets acquired and liabilities assumed.
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
Inventory Valuation
Inventory, which primarily consisted of finished goods purchased from contract manufacturers, is stated at the lower of cost, determined by the first-in, first-out method, or market value. Inbound shipping costs are included in cost of inventory. In addition, the Company, from time to time, procures component inventory primarily as a result of manufacturing discontinuation of critical components by suppliers. We regularly monitor inventory quantities on-hand and record write-downs for excess and obsolete inventories based on our estimate of demand for our products, potential obsolescence of technology, product life cycle and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds our estimated selling price. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis is established that cannot be increased in future periods. The sale of previously reserved inventory has not had a material impact on our gross margins.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record a specific allowance based on an analysis of individual past-due balances. Additionally, based on historical write-offs and our collection experience, we record an additional allowance based on a percentage of outstanding receivables. We perform credit evaluations of our customers’ financial condition. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history and a financial review of the customer. Actual collection losses may differ from management’s estimates, and such differences could be material to our financial position and results of operations.
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
In an annual impairment test, we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In assessing the qualitative factors, management considers the impact of these key factors: macro-economic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities, market capitalization and stock price. If management determines as a result of the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required.

In a quantitative test, we compare the Company's fair value to its carrying value including goodwill. We determine the Company's fair value using both an income approach and a market approach. Under the income approach, we determine fair value based on estimated future cash flows, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company and the rate of return an outside investor would expect to earn. Under the market-based approach, we utilize information regarding the Company as well as publicly available industry information to determine earnings multiples that are used to value the Company. If the carrying value of the Company exceeds its fair value, we will determine the amount of impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.
At the end of the second quarter of 2013, we completed our annual goodwill impairment test. Based on our assessment of the aforementioned qualitative factors, we concluded that the fair value of the Company was more likely than not greater than its carrying amount as of June 29, 2013. As such, it was not necessary to perform the two-step quantitative goodwill impairment test at the time. Subsequent to the 2013 annual impairment test, there have been no significant events or circumstances affecting the valuation of goodwill. As of December 31, 2013, there were no events or changes in circumstances that indicated that the carrying amount of intangible assets may not be recoverable or that goodwill shall be tested for impairment. Therefore, there was no impairment to the carrying value of the Company's goodwill. There were no impairment losses for goodwill during 2012 and 2011.
Intangible assets with finite useful lives are amortized over their estimated useful life, generally five years. We periodically evaluate intangible assets for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, we compare the carrying amount of the intangible assets to the estimated future undiscounted cash flows expected to be generated by the assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the intangible assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of intangible assets is determined based on the estimated discounted cash flows expected to be generated from the assets. We have reviewed events and changes to our business during the year and have determined that there was no impairment to our intangible assets during 2013. We did not incur any impairment losses for intangible assets during 2012 and 2011.
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
Since inception, we have incurred operating losses and accordingly have federal and state net operating loss carry-forwards of $550.1 million and $174.2 million, respectively, as of December 31, 2013. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2018 and through 2031, if not utilized. The state net operation loss carryforwards will expire at various dates beginning in 2014 and through 2031, if not utilized. Additionally, we had U.S. federal and state research and development credits of $18.5 million and $23.8 million as of December 31, 2013. The credits have varying expiration dates between 2015 and 2033 with California credits having no expiration. These two items account for the bulk of our net deferred tax asset of $207.5 million as of December 31, 2013. Excluding our foreign operations, we have recorded a full valuation allowance against the net deferred assets at each balance sheet date presented. We believe that based on the available evidence and history of operation losses, it is more likely than not that we will not be able to utilize all of our deferred assets before expiration. We intend to maintain the full valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances.

Results of Operations for Years Ended December 31, 2013, 2012 and 2011
Revenue
The following table sets forth our revenue (in thousands, except for percentages):

	Years Ended December 31,			2013 vs 2012 Change		2012 vs 2011 Change
	2013	2012	2011	$	%	$	%
Revenue	$382,618	$330,218	$344,669	$52,400	16%	$(14,451)	(4)%
Our revenue is principally derived in the United States. During 2013, 2012, and 2011, revenue generated in the United States represented approximately 87%, 93% and 94%, respectively. We expect that our international revenue will continue to grow and become a larger proportion of our revenue as we continue our expansion into international markets.
2013 compared to 2012: The increase in revenue during 2013 compared with 2012 primarily resulted from improved macro-economic conditions and our continuous efforts to expand our worldwide footprint. We experienced an increase in shipment volume across our existing customer base and from the addition of new customers. In addition, our revenue increased in 2013 as a result of completing and recognizing more revenue on RUS-funded projects, which were previously in deferred revenue. During 2013, our revenue from the United States, European and Caribbean customers increased by $27.4 million, $17.1 million, and $8.1 million, respectively, as compared with 2012. Historically, our sales outside of the United States were predominantly to customers in the Caribbean and Canada. We expect growth in sales to other international locations to become more important over time.
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

The following table sets forth our cost of revenue (in thousands, except for percentages):

	Years Ended December 31,			2013 vs 2012 Change		2012 vs 2011 Change
	2013	2012	2011	$	%	$	%
Cost of revenue:
Products and services	$203,191	$185,103	$195,698	$18,088	10%	$(10,595)	(5)%
Acquisition-related expenses	—	—	19,966	—	—%	(19,966)	(100)%
Amortization of intangible assets	8,353	7,539	9,552	814	11%	(2,013)	(21)%
Total cost of revenue	$211,544	$192,642	$225,216	$18,902	10%	$(32,574)	(14)%
Gross profit	$171,074	$137,576	$119,453	$33,498	24%	$18,123	15%
Gross margin	45%	42%	35%
2013 compared to 2012: The increase in cost of revenue during 2013 compared with 2012 was due to an $18.1 million increase in products and services cost, which was primarily related to increased shipments, the completion and expense recognition of several RUS-funded projects and a $2.1 million increase in provision for write-downs of excess and obsolete inventories, and a $0.8 million increase in amortization of intangible assets resulted from core developed technology that began amortizing in the second quarter of 2012. See Note 3, “Goodwill and Intangible Assets” of the Notes to Consolidated Financial Statements included in this Form 10-K for details of this intangible asset.
Gross margin increased in 2013 compared with 2012, primarily due to a combination of product mix and cost reductions. In 2013, we shipped more higher margin E-Series platforms as compared to 2012.
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

Gross margin increased in 2012 compared with 2011, primarily due to the absence of acquisition-related expenses, lower excess and obsolete inventory write-down charges, lower intangible assets amortization expenses, and a combination of product mix and cost reductions. In 2012, we shipped more higher margin E-Series platforms as compared to 2011.
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

	Years Ended December 31,			2013 vs 2012 Change		2012 vs 2011 Change
	2013	2012	2011	$	%	$	%
Research and development	$79,299	$66,748	$67,725	$12,551	19%	$(977)	(1)%
Percent of total revenue	21%	20%	20%
2013 compared to 2012: The increase in research and development expenses during 2013 compared with 2012 was primarily due to a $9.9 million increase in compensation and employee benefits expenses, including stock-based compensation expense, due to increased headcount resulting from our acquisition of Ericsson's fiber access assets in November 2012, a company-wide salary increase, and bonuses earned in 2013. In 2012, we did not have a company-wide salary increase or bonus payout. In addition, during 2013, we had a $2.5 million increase in depreciation and facility related costs as a result of the additional equipment that was acquired from Ericsson and entry into a lease for office space in San Jose in November 2012.
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
Sales and Marketing Expenses
Sales and marketing expenses consist of personnel costs, employee sales commissions and marketing programs. The following table sets forth our sales and marketing expenses (in thousands, except for percentages):

	Years Ended December 31,			2013 vs 2012 Change		2012 vs 2011 Change
	2013	2012	2011	$	%	$	%
Sales and marketing	$68,075	$62,129	$55,551	$5,946	10%	$6,578	12%
Percent of total revenue	18%	19%	16%
2013 compared to 2012: The increase in sales and marketing expenses during 2013 compared with 2012 was primarily due to a $4.1 million increase in compensation and employee benefits-related expenses, including stock-based compensation expense, due to increased headcount resulting from the hiring of additional employees to pursue our international expansion, the company-wide salary increase, bonuses earned during 2013, and increased commissions resulting from increased international sales. In addition, depreciation and amortization expenses increased by $1.1 million primarily due to increased purchase of software applications, and consulting services expense increased by $0.8 million primarily due to the IT consulting services and support provided to the former Ericsson customers.
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

	Years Ended December 31,			2013 vs 2012 Change		2012 vs 2011 Change
	2013	2012	2011	$	%	$	%
General and administrative	$31,945	$26,114	$27,002	$5,831	22%	$(888)	(3)%
Percent of total revenue	8%	8%	8%
2013 compared to 2012: The increase in general and administrative expenses during 2013 compared with 2012 was partly due to a $3.1 million increase in compensation and employee benefits related expenses, including stock-based compensation expense, primarily due to the company-wide salary increase, bonuses earned during 2013, additional equity awards granted in 2013, and increased headcount. During 2013, there was also a $1.6 million increase in professional and consulting service expenses resulting primarily from increased legal and audit fees as well as increased projects on infrastructure hosting and application support.
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

	Years Ended December 31,			2013 vs 2012 Change		2012 vs 2011 Change
	2013	2012	2011	$	%	$	%
Acquisition-related expenses	$—	$1,401	$12,927	$(1,401)	(100)%	$(11,526)	(89)%
Percent of total revenue	—%	—%	4%
2013 compared to 2012: We did not incur any acquisition-related expenses in 2013. See the discussion below for the acquisition-related expenses for 2012.
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

	Years Ended December 31,			2013 vs 2012 Change		2012 vs 2011 Change
	2013	2012	2011	$	%	$	%
Amortization of intangible assets	$10,208	$10,208	$8,569	$—	—%	$1,639	19%
Percent of total revenue	3%	3%	2%
2013 compared to 2012: Amortization of intangible assets for 2013 had not changed compared with 2012 because there had been no changes in our intangible assets. See Note 3, “Goodwill and Intangible Assets” of the Notes to Consolidated Financial Statements included in this Form 10-K for details of this intangible asset.
2012 compared to 2011: Amortization of intangible assets was greater during 2012 than during 2011 due to twelve months of amortization in 2012 compared with ten months of amortization in 2011, as the Occam acquisition was completed on February 22, 2011.

Interest and Other Income (Expense), net
The following table sets forth our interest and other income (expense), net (in thousands, except for percentages):

	Years Ended December 31,			2013 vs 2012 Change		2012 vs 2011 Change
	2013	2012	2011	$	%	$	%
Interest and other income (expense), net
Interest income	$7	$15	$87	$(8)	(53)%	$(72)	(83)%
Interest expense	(167)	(185)	(184)	18	(10)%	(1)	1%
Utilization of inventory credit	1,651	—	—	1,651	100%	—	—%
Gain on bargain purchase	—	1,029	—	(1,029)	(100)%	1,029	100%
Other income (expense), net	(317)	(3)	92	(314)	10,467%	(95)	(103)%
Total interest and other income (expense), net	$1,174	$856	$(5)	$318	37%	$861	(17,220)%
Percent of total revenue	—%	—%	—%
2013 compared to 2012: The increase in interest and other income (expense), net, for 2013 compared with 2012 was primarily attributable to a gain associated with inventories we obtained from Ericsson using a credit that we received as part of our EFAA acquisition ("Ericsson Credit"). We recorded such inventories at their fair market value and recognized a gain of $1.7 million for the amount in excess of the fair value of the Ericsson Credit that was recorded at the date of the EFAA acquisition. This increase was offset in part by a $1.0 million gain on bargain purchase recognized in connection with the EFAA acquisition that was recorded in 2012 which did not recur in 2013. See Note 2, "Business Combinations" of the Notes to the Consolidated Financial Statements in this Form 10-K for more details.
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
Provision for (benefit from) Income Taxes
The following table sets forth our provision for (benefit from) income taxes (in thousands, except percentages):

	Years Ended December 31,			2013 vs 2012 Change		2012 vs 2011 Change
	2013	2012	2011	$	%	$	%
Provision for income taxes	$(14)	$158	$224	$(172)	(109)%	$(66)	(29)%
Effective tax rate	0.1%	(0.6)%	(0.4)%
2013 compared to 2012: Income tax expense decreased by $0.2 million in 2013 from $0.2 million in 2012 to a $14 thousand benefit in 2013. The decrease was primarily due to a 2012 federal AMT return to provision true-up of $0.3 million, a $0.1 million benefit due to the reversal of an unrecognized tax benefit reserve, and a $0.3 million decrease in foreign income tax, partially offset by an increase resulting from the federal and state benefit of $0.6 million recorded in 2012 on the bargain purchase gain related to the EFAA acquisition.
We have significant accumulated net operation losses which are subject to a full valuation allowance and, as such, we have not received a benefit for these losses.
The income tax benefit for 2013 primarily consisted of state alternative minimum tax (AMT) and state and foreign income taxes, net of a tax benefit recorded from the utilization of a portion of the AMT net operation loss (NOL) acquired from Occam. We will carry forward the remainder of the AMT NOL, which was approximately $5.3 million as of December 31, 2013, to offset future AMT taxable income. The income tax provision for 2012 primarily consisted of federal AMT and state and foreign income taxes. The effective tax rates differ from the U.S. federal statutory rate of 34.0% due primarily to the tax affected change in the valuation allowance against our deferred tax assets.
As of December 31, 2013, we had unrecognized tax benefits of $14.4 million, none of which would affect our effective tax rate if recognized.
2012 compared to 2011: Income tax expense decreased by $0.1 million in 2012 compared with 2011. The decrease was primarily due to a federal and state benefit of $0.6 million recorded on the bargain purchase gain related to the EFAA acquisition, partially offset by increases in federal and foreign income taxes.
As of December 31, 2012, we had unrecognized tax benefits of $13.2 million, of which $0.1 million would affect our effective tax rate if recognized.
Liquidity and Capital Resources
We have funded our operations primarily through cash generated from operations and the 2010 initial public offering of our common stock. At December 31, 2013, we had cash and cash equivalents of $82.7 million including $2.8 million of cash held by our foreign subsidiaries. Our cash and cash equivalents consisted of deposits held at banks and money market mutual funds held at major financial institutions. Our intent is to permanently reinvest our earnings outside the U.S. and our current plans do not demonstrate a need to repatriate the foreign cash to fund our U.S. operations.
The following table presents the cash inflows and outflows by activity during 2013, 2012, and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$40,818	$27,678	$14,589
Net cash used in investing activities	(6,987)	(22,179)	(36,409)
Net cash provided by (used in) financing activities	1,818	2,513	(5,634)
Operating Activities
Our operating activities provided cash of $40.8 million in 2013, $27.7 million in 2012 and $14.6 million in 2011. The increase in cash provided by operating activities during 2013 as compared to 2012 was due primarily to a favorable change of $15.7 million in our operating results after adjustment of non-cash charges, offset partially by a $2.5 million decrease in net cash inflow resulting from changes in operating assets and liabilities.
In 2013, non-cash charges were $47.6 million (the majority of which consist of stock-based compensation expense, amortization expenses and depreciation). Cash inflows from changes in operating assets and liabilities primarily resulted from a $16.0 million decrease in net accounts receivable due to strong collections in 2013, a $6.4 million increase in accounts payable due to the timing of inventory receipts and payments, and a $0.5 million decrease in prepaid expenses and other assets. Cash outflows from changes in operating assets and liabilities included primarily a $6.1 million increase in inventory due to timing of inventory receipts, a $4.2 million decrease in accrued liabilities primarily due to the timing of our sales commissions payout and the decrease in warranty liability, a $1.8 million decrease in deferred revenue as a result of revenue recognition for previous shipments related to certain RUS-funded contracts, and a $0.3 million increase in restricted cash to collateralize the outstanding letters of credit with Silicon Valley Bank.
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
Investing Activities
In 2013, our cash used in investing activities consisted of capital expenditures of $7.0 million primarily as a result of purchases of test equipment, computer equipment and software.
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
Financing Activities
In 2013, our financing activities provided cash of $1.8 million, which consisted of proceeds of $4.8 million from the issuance of common stock under the employee stock purchase plan (“ESPP”) and proceeds of $0.7 million from the exercises of stock options, offset by $3.4 million payment of payroll taxes for the vesting of restricted stock units and restricted stock awards and $0.3 million payments for debt issuance costs associated with the credit agreement that we entered into with Bank of America.
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
We also have a credit facility with an aggregate principal amount of up to $50.0 million. The credit facility matures in July 2016, but may be extended up to two times (each extension for an additional one-year period) upon mutual agreement with the lenders. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions. As of December 31, 2013, there was $50.0 million available for borrowing under this credit facility. For a detailed discussion of our credit facility, please refer to Note 10, "Credit Facility" of the Notes to Consolidated Financial Statements included in this Form 10-K.
We believe based on our current operating plan, our existing cash, cash equivalents and existing amounts available under our credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be harmed.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. The following table summarizes our contractual obligations at December 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
Operating lease obligations (1)	$12,756	$3,438	$4,995	$4,071	$252
Non-cancelable purchase commitments (2)	16,314	16,314	—	—	—
Total	$29,070	$19,752	$4,995	$4,071	$252

(1) The total minimum payments under our operating lease obligations have not been reduced by minimum sublease rentals of $0.2 million due in the future under non-cancelable sublease of a portion of our office in Fremont, California.

(2) Represents outstanding non-cancelable purchase orders for finished goods to be delivered by our contract manufacturers.
Future minimum operating lease obligations in the table above include primarily payments for our office space in Petaluma, California, and for our facilities in Minneapolis, Minnesota; Acton, Massachusetts; Nanjing, China; Richardson, Texas; and Fremont, San Jose, and Santa Barbara, California, which expire at various dates through 2019, and for certain office equipment under non-cancelable operating lease agreements, obtained through our acquisition of Occam, which expire at various dates through 2015. A portion of the office in Fremont, California is sublet under a sublease expiring in 2015. We are also actively seeking to sublease the remainder of our Fremont office that was vacated in March 2013.
See Note 5, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Form 10-K for more discussions on our operating leases and purchase commitments.
Off-Balance Sheet Arrangements
As of December 31, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At December 31, 2013, we had cash and cash equivalents of $82.7 million, which was held primarily in cash or money market funds. Due to the nature of these money market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.

Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings under our credit facility, which allows us to borrow up to a maximum amount of $50.0 million. Borrowings under our credit facility will accrue interest at a variable rate based upon the applicable base rate or LIBOR plus a margin depending on the Company's leverage ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA (customarily defined). As of December 31, 2013, we had no borrowings under the credit facility.
Foreign Currency Exchange Risk
In our view, our primary foreign currency exposures are economic, translation, and transaction.
Economic Exposure
The direct effect of foreign currency fluctuations on our sales and expenses have not been material because our sales and expenses are primarily denominated in U.S. dollars. However, we are indirectly exposed to changes in foreign currency exchange rates to the extent of our use of foreign contract manufacturers whom we pay in U.S. dollars. Changes in the local currency rates of these vendors in relation to the U.S. dollar could cause an increase in the price of products that we purchase. Additionally, if the U.S. dollar strengthens relative to other currencies, such strengthening could have an indirect effect on our sales to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. The precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations.
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
Our operating expenses are incurred primarily in the United States, with a small portion of expenses incurred in China associated with our research and development operations that are maintained there, and in the United Kingdom for our sales and services office there. Our operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. For 2013, approximately 92% of our operating expenses were U.S.-dollar denominated, and 4% of our expenses were denominated in each of British pound and Chinese RMB. If the currency exchange rates in 2013 had been the same as in 2012, our 2013 operating results would have decreased by approximately $67 thousand. If the U.S. dollar had appreciated or depreciated by 10%, relative to the British pound and the Chinese RMB, our operating expenses for 2013 would have decreased or increased by $1.6 million, or 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the year ended December 31, 2013 was a net translation gain of approximately $58 thousand. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Consolidated Statements of Comprehensive Loss. During the year ended December 31, 2013, net loss we recognized related to these foreign exchange assets and liabilities was approximately $0.1 million.

ITEM 8.         Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Calix, Inc.
We have audited the accompanying consolidated balance sheets of Calix, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calix, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calix, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
February 20, 2014

CALIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$82,747	$46,995
Restricted cash	295	—
Accounts receivable, net	43,520	59,519
Inventory	51,071	43,282
Deferred cost of revenue	21,076	21,077
Prepaid expenses and other current assets	5,757	5,677
Total current assets	204,466	176,550
Property and equipment, net	17,473	21,083
Goodwill	116,175	116,175
Intangible assets, net	43,740	62,301
Other assets	1,745	1,788
Total assets	$383,599	$377,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,163	$16,804
Accrued liabilities	32,075	36,176
Deferred revenue	34,862	39,315
Total current liabilities	90,100	92,295
Long-term portion of deferred revenue	18,431	15,782
Other long-term liabilities	1,145	745
Total liabilities	109,676	108,822
Commitments and contingencies (See Note 5)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2013 and December 31, 2012	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized 50,224,952 shares and 48,898,924 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	1,256	1,222
Additional paid-in capital	782,253	760,232
Accumulated other comprehensive income	190	132
Accumulated deficit	(509,776)	(492,511)
Total stockholders’ equity	273,923	269,075
Total liabilities and stockholders’ equity	$383,599	$377,897

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenue	$382,618	$330,218	$344,669
Cost of revenue:
Products and services (1)	203,191	185,103	195,698
Acquisition-related expenses	—	—	19,966
Amortization of intangible assets	8,353	7,539	9,552
Total cost of revenue	211,544	192,642	225,216
Gross profit	171,074	137,576	119,453
Operating expenses:
Research and development (1)	79,299	66,748	67,725
Sales and marketing (1)	68,075	62,129	55,551
General and administrative (1)	31,945	26,114	27,002
Amortization of intangible assets	10,208	10,208	8,569
Acquisition-related expenses (1)	—	1,401	12,927
Total operating expenses	189,527	166,600	171,774
Loss from operations	(18,453)	(29,024)	(52,321)
Interest and other income (expense), net:
Interest income	7	15	87
Interest expense	(167)	(185)	(184)
Utilization of inventory credit	1,651	—	—
Gain on bargain purchase	—	1,029	—
Other income (expense), net	(317)	(3)	92
Total interest and other income (expense), net	1,174	856	(5)
Loss before provision for (benefit from) income taxes	(17,279)	(28,168)	(52,326)
Provision for (benefit from) income taxes	(14)	158	224
Net loss	(17,265)	(28,326)	(52,550)
Net loss per common share:
Basic and diluted	$(0.35)	$(0.59)	$(1.15)
Weighted-average number of shares used to compute net loss per common share:
Basic and diluted	49,419	48,180	45,546
Other comprehensive income, net of tax:
Unrealized loss on investments, net	$—	$—	$(21)
Foreign currency translation adjustments, net	58	34	88
Total other comprehensive income, net of tax	58	34	67
Comprehensive loss	$(17,207)	$(28,292)	$(52,483)

(1) Includes stock-based compensation as follows:
Cost of revenue	$1,468	$1,433	$1,503
Research and development	4,896	4,227	4,828
Sales and marketing	5,577	5,160	4,500
General and administrative	7,980	6,617	9,538
Acquisition-related expenses	—	—	1,234
	$19,921	$17,437	$21,603

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
	Common Stock		Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at December 31, 2010	38,712	$968	$605,939	$31	$(411,635)	$195,303
Stock-based compensation	—	—	21,603	—	—	21,603
Acquisition of Occam Networks	6,359	159	118,469	—	—	118,628
Exercise of stock options and warrants	207	5	799	—	—	804
Issuance of vested restricted stock units, net of taxes withheld	1,703	42	(10,418)	—	—	(10,376)
Restricted stock awards issued	423	11	(11)	—	—	—
Stock issued under employee stock purchase plan	421	10	3,928	—	—	3,938
Net loss	—	—	—	—	(52,550)	(52,550)
Other comprehensive income	—	—	—	67	—	67
Balance at December 31, 2011	47,825	1,195	740,309	98	(464,185)	277,417
Stock-based compensation	—	—	17,437	—	—	17,437
Exercise of stock options	115	3	191	—	—	194
Issuance of vested restricted stock units, net of taxes withheld	400	10	(1,564)	—	—	(1,554)
Stock issued under employee stock purchase plan	619	16	4,047	—	—	4,063
Shares withheld for taxes for vested restricted stock awards	(35)	(1)	(189)	—	—	(190)
Restricted stock awards forfeited	(25)	(1)	1			—
Net loss	—	—	—	—	(28,326)	(28,326)
Other comprehensive income	—	—	—	34	—	34
Balance at December 31, 2012	48,899	$1,222	$760,232	$132	$(492,511)	$269,075
Stock-based compensation	—	—	19,921	—	—	19,921
Exercise of stock options	160	4	743	—	—	747
Issuance of vested restricted stock units, net of taxes withheld	529	14	(3,045)	—	—	(3,031)
Stock issued under employee stock purchase plan	686	17	4,811	—	—	4,828
Shares withheld for taxes for vested restricted stock awards	(34)	(1)	(409)	—	—	(410)
Restricted stock awards forfeited	(15)	—	—	—	—	—
Net loss	—	—	—	—	(17,265)	(17,265)
Other comprehensive income	—	—	—	58	—	58
Balance at December 31, 2013	50,225	$1,256	$782,253	$190	$(509,776)	$273,923

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net loss	$(17,265)	$(28,326)	$(52,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premiums relating to available-for-sale securities	—	—	244
Depreciation and amortization	10,181	8,562	7,954
Loss on retirement of property and equipment	569	262	2,449
Amortization of intangible assets	18,561	17,747	18,121
Stock-based compensation	19,921	17,437	21,603
Utilization of inventory credit	(1,651)	—	—
Gain on bargain purchase	—	(1,029)	—
Changes in operating assets and liabilities:
Restricted cash	(295)	754	300
Accounts receivable, net	15,999	(13,011)	13,722
Inventory	(6,138)	11,308	8,557
Deferred cost of revenue	1	(13,379)	73
Prepaid expenses and other assets	535	47	(148)
Accounts payable	6,359	2,554	(7,818)
Accrued liabilities	(4,217)	(869)	(386)
Deferred revenue	(1,804)	26,403	2,781
Other long-term liabilities	62	(782)	(313)
Net cash provided by operating activities	40,818	27,678	14,589
Investing activities:
Purchase of property and equipment	(6,987)	(10,179)	(7,355)
Sales and maturities of marketable securities	—	—	31,755
Acquisitions, net of cash acquired	—	(12,000)	(60,809)
Net cash used in investing activities	(6,987)	(22,179)	(36,409)
Financing activities:
Proceeds from exercise of stock options and other	747	194	804
Proceeds from employee stock purchase plan	4,828	4,063	3,938
Taxes withheld upon vesting of restricted stock units and restricted stock awards	(3,441)	(1,744)	(10,376)
Payments for debt issuance costs	(316)	—	—
Net cash provided by (used in) financing activities	1,818	2,513	(5,634)
Effect of exchange rate changes on cash and cash equivalents	103	45	88
Net increase (decrease) in cash and cash equivalents	35,752	8,057	(27,366)
Cash and cash equivalents at beginning of period	46,995	38,938	66,304
Cash and cash equivalents at end of period	$82,747	$46,995	$38,938
Supplemental disclosures of cash flow information
Interest paid	$57	$68	$87
Income taxes paid	96	125	79
Non-cash financing and investing activities
Property and equipment acquired using credits from Ericsson Inc.	$125	$—	$—
Value of common stock issued in acquisition	—	—	117,258
Fair value of equity awards assumed in connection with acquisition	—	—	1,370
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
Use of Estimates
The preparation of financial statements is in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For the Company, these estimates include, but are not limited to: allowances for doubtful accounts and sales returns, excess and obsolete inventory, allowances for obligations to its contract manufacturers, valuation of stock-based compensation, useful lives assigned to long-lived assets and acquired intangible assets, warranty costs, and contingencies. Actual results could differ from those estimates, and such differences could be material to the Company's financial position and results of operations.
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
Revenue from installation and training services are recognized as the services are completed. Post-sales software support revenue and extended warranty services revenue are deferred and recognized ratably over the period during which the services are to be performed. To date, service revenue has comprised an insignificant portion of the Company's revenue and the Company has not reported service revenue separately from product revenue in its financial statements. In instances where substantive acceptance provisions are specified in the customer agreement, revenue is deferred until all acceptance criteria have been met. From time to time, the Company offers customers sales incentives, which include volume rebates and discounts. These amounts are estimated on a quarterly basis and recorded as a reduction of revenue.
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
The Company's products contain both software and non-software components that function together to deliver the products' essential functionality. When the Company enters into sales arrangements that consist of multiple deliverables of its product and service offerings, the Company allocates the total consideration of the arrangement to each separable deliverable based on its relative selling price. The Company limits the amount allocable to delivered elements to the amount that is not contingent upon the delivery of additional items or meeting specified performance conditions, and recognizes revenue on each deliverable in accordance with its revenue recognition policy. The determination of selling price for each deliverable is based on a selling price hierarchy, which is vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices of an element fall within a narrow range when each element is sold separately. The Company has established VSOE for its training and post-sales software support services based on the normal pricing practices of these services when sold separately. TPE of selling price is established by evaluating whether there are similar competitor products or services that are sold in stand-alone sales transaction to similarly situated customers. Generally, the Company's marketing strategy differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Additionally, as the Company is unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis, it is not typically able to determine TPE. ESP is established considering multiple factors including, but not limited to geographies market conditions, competitive landscape, internal costs, gross margin objectives, characteristics of targeted customers and pricing practices. The determination of ESP is made through consultation with and formal approval by management, taking into consideration the go-to-market strategy.
Cost of Revenue
Cost of revenue consists primarily of finished goods inventory purchased from the Company’s contract manufacturers, payroll and related expenses associated with managing the relationships with contract manufacturers, depreciation of manufacturing test equipment, warranty costs, excess and obsolete inventory costs, shipping charges, and amortization of certain intangible assets. For the year ended December 31, 2011, cost of revenue also includes acquisition-related expenses associated with the acquisition of Occam primarily related to a charge resulting from the required revaluation of Occam inventory to its estimated fair value and an associated write-down of acquired inventory determined as excess and obsolete.
Stock-Based Compensation
In accordance with ASC Topic 718, "Compensation - Stock Compensation" ("ASC Topic 718"), stock-based awards are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period), which the Company has elected to amortize on a straight-line basis. Stock-based compensation expense is reduced by the Company’s estimated forfeitures on all unvested awards.
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
Credit Risk and Inventory Supplier Concentrations
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents consist of money market funds, which are invested through financial institutions in the United States. Deposits in these financial institutions may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company also has approximately $2.8 million of cash held by its foreign subsidiaries in China and the United Kingdom. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these cash and cash equivalents.
Concentrations of credit risk in relation to customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated.

	Percentage of Accounts Receivable		Percentage of Revenue
	At December 31,		Years Ended December 31,
	2013	2012	2013	2012	2011
CenturyLink	15%	13%	26%	21%	20%
Ericsson (1)	12%	*	*	*	*

(1) Includes certain of Ericsson's consolidated subsidiaries.
* Less than 10% of total accounts receivable or revenue.
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
The Company depends primarily on a small number of outside contract manufacturers for the bulk of its finished goods inventory. In particular, the Company relies on Flextronics for the manufacture of most of its products. The Company generally purchases its products through purchase orders with its suppliers or contract manufacturers. While the Company seeks to maintain a sufficient reserve of its products, the Company’s business and results of operations could be adversely affected by a stoppage or delay in receiving such products, the receipt of defective parts, an increase in price of such products or the Company’s inability to obtain lower prices from its contract manufacturers and suppliers in response to competitive pressures.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade receivables, marketable securities, accounts payable, and other accrued liabilities approximate their fair value due to their relatively short-term nature. The carrying amount of the other long-term liabilities approximates its fair value.
Cash, Cash Equivalents, and Marketable Securities
The Company has invested its excess cash primarily in money market funds in 2013 and 2012. Before 2012, the Company also invested some cash in highly liquid debt instruments. The Company considers all investments with maturities of three months or less when purchased to be cash equivalents. Marketable securities represent highly liquid debt instruments with maturities greater than 90 days at date of purchase. Cash, cash equivalents and marketable securities are stated at amounts that approximate fair value based on quoted market prices.

The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of comprehensive loss in the stockholders’ equity until realized. Should the Company determine that any unrealized losses on the investments are other-than-temporary, the amount of that impairment to be recognized in earnings will depend on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. During 2011, all of the Company's marketable securities had been sold or matured. Realized gains and losses, which have been immaterial, are determined on the specific identification method and are reflected in results of operations.
Restricted Cash
As of December 31, 2013, the Company had $0.3 million cash restricted for collateralizing the outstanding letters of credit with Silicon Valley Bank. As of December 31, 2012, there were no restricted cash balances.
Inventory
Inventory, which primarily consisted of finished goods purchased from contract manufacturers, is stated at the lower of cost, determined by the first-in, first-out method, or market value. Inbound shipping costs are included in cost of inventory. In addition, the Company, from time to time, procures component inventory primarily as a result of manufacturing discontinuation of critical components by suppliers. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis is established that cannot be increased in future periods. Shipments from our suppliers or contract manufacturers before the Company receives them are recorded as in-transit inventory when title and the significant risks and rewards of ownership have passed to the Company.
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
Goodwill
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
In an annual impairment test, the Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In assessing the qualitative factors, management considers the impact of these key factors: macro-economic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities, market capitalization and stock price. If the Company determines as a result of the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required.
In a quantitative test, the Company compares its fair value to its carrying value including goodwill. The Company determines its fair value using both an income approach and a market approach. Under the income approach, the Company determines fair value based on estimated future cash flows, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company and the rate of return an outside investor would expect to earn. Under the market-based approach, the Company utilizes information regarding the Company as well as publicly available industry information to determine earnings multiples that are used to value the Company. If the carrying value of the Company exceeds its fair value, the Company will determine the amount of impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.
At the end of the second quarter of 2013, the Company has completed its annual goodwill impairment test. Based on its assessment of the aforementioned qualitative factors, management concluded that the fair value of the Company was more likely than not greater than its carrying amount as of June 29, 2013. As such, it was not necessary to perform the two-step quantitative goodwill impairment test at the time. Subsequent to the 2013 annual impairment test, there have been no significant events or circumstances affecting the valuation of goodwill. As of December 31, 2013, there was no impairment to the carrying value of the Company's goodwill. There were no impairment losses for goodwill during 2012 and 2011.
Intangible Assets and Other Long-Lived Assets
Intangible assets with finite useful lives are amortized over their estimated useful life, generally five years. The Company periodically evaluates long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the assets. The Company has reviewed events and changes to its business during the year and has determined that there was no impairment to its intangible assets and other long-lived assets during 2013. The Company did not incur any impairment losses for intangible assets and other long-lived assets during 2012 and 2011.
Income Taxes
The Company evaluates its tax positions and estimates its current tax exposure along with assessing temporary differences that result from different book to tax treatment of items not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities on the Company’s balance sheets, which are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s statements of operations become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, realization of the Company’s deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.
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
Foreign Currency Translation
Assets and liabilities of the Company’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the monthly average exchanges rates. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses were not significant during the years ended December 31, 2013, 2012 and 2011.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11"), which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under the new standard update, in most circumstances, an unrecognized tax benefit should be presented in the Company's financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. ASU 2013-11 will be effective for the Company beginning in the first quarter of fiscal 2014. The Company does not expect adoption of this guidance to have a material impact on its financial statements.
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

2. Business Combinations
Acquisition of Ericsson Fiber Access Assets
On November 2, 2012, Calix acquired the fiber access assets of Ericsson Inc. ("Ericsson"), including the Ericsson EDA 1500 GPON solution and its complementary ONT portfolio, under an Asset Purchase Agreement ("EFAA Acquisition"). In connection with this acquisition, Calix and Ericsson also signed a non-exclusive global reseller agreement, under which Calix became Ericsson's preferred global partner for broadband access applications. Calix expected this partnership to provide Calix with an extensive new global reseller channel, and Calix believed that its acquisition of Ericsson's fiber access portfolio delivered powerful new complements to Calix's industry-leading Unified Access portfolio. Calix expected that this partnership would also provide Ericsson's existing fiber access customers with world-class support and maintenance, and an expanded portfolio of access systems and software from a leading company totally focused on access.
The EFAA Acquisition was accounted for as a business combination under ASC Topic 805. The Company finalized the fair values of the acquired assets and assumed liabilities from Ericsson, as summarized in the following table (in thousands), and closed the measurement period in 2013.

At November 2, 2012
Inventory	$9,361
Other current asset	739
Property and equipment	3,616
Other current liabilities	(124)
Deferred tax liability	(563)
Net assets acquired	13,029
Gain on bargain purchase	(1,029)
Total purchase price	$12,000
Total consideration for the purchase price was $12.0 million in cash. Because the fair value of identifiable assets acquired, net of liabilities assumed, exceeded the consideration transferred, the Company recognized a bargain purchase gain of $1.0 million, net of income taxes. The Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. The gain is included as a separate line item on the Company's Consolidated Statements of Comprehensive Loss for the year ended December 31, 2012.
Pursuant to the Asset Purchase Agreement, the Company received a credit of approximately $3.3 million ("Ericsson Credit") that would expire on August 31, 2013 without cash value. The Ericsson Credit was recorded at fair value as of the date of the acquisition and it could be used for consulting services, additional inventory, and test equipment agreed to by both parties. During 2013, due to the Company's marketing and selling effort as well as changes in the market, the Company succeeded in obtaining inventories and equipment from Ericsson using the Ericsson Credit in a total amount in excess of the fair value of the Ericsson Credit that was recorded by the Company upon the completion of the acquisition. The Company recorded such inventories received at their fair market value and recognized a gain of $1.7 million for the amount in excess of the fair value of the Ericsson Credit within 'Utilization of inventory credit' in our consolidated statement of comprehensive loss. Subsequent to the acquisition, Ericsson extended the expiration date of the Ericsson Credit to December 31, 2014.
The Company recognized $1.4 million of acquisition-related costs in 2012 in connection with the EFAA Acquisition. These costs are included in the Consolidated Statements of Comprehensive Loss in the line item entitled “Acquisition-related expenses” within Operating expenses.
The assets, liabilities, and operating results associated with the EFAA Acquisition have been included in the Company's consolidated financial statements from the date of acquisition. For 2013, it is impracticable to determine the results of operations or the revenue which resulted from the EFAA acquisition as the acquired business had been integrated into our operations in 2013. For 2012, approximately $0.6 million of our total revenue resulted from the EFAA acquisition. Pro forma results of operations have not been presented because it is impracticable to obtain the historical operating results of EFAA before the acquisition on a standalone basis and that the effect of the acquisition was not material to our consolidated results of operations.

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
The acquisition of Occam was accounted for under the acquisition method of accounting, which requires the acquired assets and assumed liabilities to be recorded based on their estimated fair values. The fair values assigned to the acquired assets and assumed liabilities are based on valuations using management's best estimates and assumptions utilizing the best information available at the time these consolidated financial statements were issued. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.
The Company finalized the fair values of the acquired assets and assumed liabilities and closed the measurement period in 2011. The following table summarizes the fair value of the acquired assets and assumed liabilities related to the acquisition of Occam (in thousands):

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
Trade names represented acquired product names, which were expected to have a useful life of six months. Customer relationships represented agreements with existing Occam customers and have estimated useful lives of five years.
Core developed technology represented technology that had reached technological feasibility and includes Occam's primary product line. The fair value of the core developed technology was determined using future discounted cash flows related to the projected income stream of the developed technology for a discrete projection period. Core developed technology is being amortized over its estimated useful life of five years.
In-process technology represented projects that had not reached technological feasibility at the time of the acquisition and they did not have a finite useful life. See Note 3, "Goodwill and Intangible Assets" of these Notes to Consolidated Financial Statements for an update of the in-process technology acquired from Occam.
Acquired backlog represented goods and services that the Occam customers were contractually obligated to receive in the future and was expected to have a ten month life.
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

The premium paid by the Company in this transaction was attributable to the strategic benefits of creating a more competitive and efficient company, more capable of competing against larger telecommunications equipment companies in more markets and the significant cost synergies that would be obtained by the combined organization. The combined organization was expected to provide communications service providers globally with an enhanced portfolio of advanced broadband access systems, and accelerate innovation across the expanded Calix Unified Access portfolio. The acquisition was expected to result in more access options over both fiber and copper for communications service providers to deploy, which could expedite the proliferation of advanced broadband services to both residential and business subscribers, including such services as high-speed Internet, Internet protocol television, voice over internet protocol ("VOIP"), Ethernet business services, and other advanced broadband applications.
The results of operations of Occam have been included in the Company's consolidated financial statements since the acquisition date. Pro forma results of operations are not presented because they are not significantly different from our actual consolidated results of operations for 2011 as this acquisition occurred in February 2011.
3. Goodwill and Intangible Assets
Goodwill
Goodwill was recorded as a result of the Company's acquisitions of Occam in February 2011 and Optical Solutions, Inc. ("OSI") in February 2006. This goodwill is not deductible for tax purposes, and there have been no adjustments or impairment to goodwill since the acquisition dates.
Intangible Assets
Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of December 31, 2013 and December 31, 2012 are disclosed in the following table (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(47,339)	$21,625	$68,964	$(38,986)	$29,978
Customer relationships	54,740	(32,625)	22,115	54,740	(22,417)	32,323
Total intangible assets, excluding goodwill	$123,704	$(79,964)	$43,740	$123,704	$(61,403)	$62,301
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
Amortization expense for intangible assets was $18.6 million, $17.7 million, and $18.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. Expected future amortization expense for the fiscal years indicated is as follows (in thousands):

Period	Expected Amortization Expense
2014	$18,561
2015	18,561
2016	5,805
2017	813
Total	$43,740

4. Balance Sheet Details
Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Cash	$62,905	$27,157
Money market funds	19,842	19,838
Total cash and cash equivalents	$82,747	$46,995

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Accounts receivable	$44,642	$61,680
Allowance for doubtful accounts	(358)	(421)
Product return reserve	(764)	(1,740)
Accounts receivable, net	$43,520	$59,519
Inventory consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Raw materials	$6,591	$9,377
Finished goods	44,480	33,905
Total inventory	$51,071	$43,282
Property and equipment, net consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Test equipment	$36,932	$37,595
Computer equipment and purchased software	27,280	31,582
Furniture and fixtures	1,614	1,470
Leasehold improvements	7,077	6,763
Total	72,903	77,410
Accumulated depreciation and amortization	(55,430)	(56,327)
Property and equipment, net	$17,473	$21,083
Depreciation and amortization expense was $10.2 million, $8.6 million, $8.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Accrued liabilities consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Accrued compensation and related benefits	$13,127	$12,906
Accrued warranty	10,856	11,762
Accrued professional and consulting fees	1,634	1,740
Accrued excess and obsolete inventory at contract manufacturers	756	1,357
Accrued customer rebates	712	1,565
Accrued business travel expenses	540	593
Sales and use tax payable	521	929
Income taxes payable	368	627
Accrued other	3,561	4,697
Total accrued liabilities	$32,075	$36,176
Deferred cost of revenue consisted entirely of products and services. Deferred revenue consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Deferred Revenue:
Product and services - current	$32,051	$36,715
Extended warranty - current	2,811	2,600
Extended warranty - non-current	18,335	15,711
Product and services - non-current	96	71
Total deferred revenue	$53,293	$55,097

The following table provides the balances and changes in the components of accumulated other comprehensive income (loss) for the years indicated (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income
Balance at 12/31/2010	$10	$21	$31
Current period other comprehensive income (loss)	88	(21)	67
Balance at 12/31/2011	98	—	98
Current period other comprehensive income	34	—	34
Balance at 12/31/2012	132	—	132
Current period other comprehensive income	58	—	58
Balance at 12/31/2013	$190	$—	$190

5. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of December 31, 2013 (in thousands):

Period	Minimum Future Lease Payments
2014	$3,438
2015	2,743
2016	2,252
2017	2,177
2018	1,894
Thereafter	252
Total	$12,756
The above total minimum payments have not been reduced by minimum sublease rentals of $0.2 million due in the future under non-cancelable sublease of a portion of the Company's office in Fremont, California.
The Company leases its primary office space in Petaluma, California under a lease agreement ("Petaluma Lease") that extends through February 2014. On January 28, 2013, the Company entered into an amendment to its Petaluma Lease ("Amendment") to extend the lease term to February 2019. In connection with the Petaluma Lease and the Amendment, the Company received lease incentives of $1.2 million and $0.4 million, respectively, which can be used for leasehold improvements or be applied as credits to rent payments. The Company had capitalized the full amount of the lease incentives upon inception of the respective agreement and these incentives are being amortized to reduce rent expense over the extended lease term. As of December 31, 2013, total unamortized lease incentive was $0.5 million, of which $0.1 million and $0.4 million were included in "Accrued liabilities" and "Other long-term liabilities", respectively, in the Consolidated Balance Sheet as of December 31, 2013. Payments under the Company’s operating leases that escalate over the term of the lease are recognized as rent expense on a straight-line basis.
The above table also includes future minimum lease payments primarily for our facilities in Minneapolis, Minnesota; Acton, Massachusetts; Nanjing, China; Richardson, Texas; and Fremont, San Jose, and Santa Barbara, California, which expire at various dates through 2019, and for certain office equipment under non-cancelable operating lease agreements, which expire at various dates through 2015.
For the years ended December 31, 2013, 2012 and 2011, total rent expense of the Company, net of sublease income, was $3.9 million, $3.5 million, $3.6 million, respectively.
Purchase Commitments
The Company’s primary contract manufacturers place orders for component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the contract manufacturers to build the products included in the build forecasts. The Company does not take ownership of the components and any outstanding orders do not represent firm purchase commitments pursuant to the Company’s agreement with the contract manufacturer. The Company will provide purchase orders to its contract manufacturers in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the manufacturer has converted the component inventory to a finished product and takes ownership of the inventory when transferred to the designated shipping warehouse. However, historically, the Company has reimbursed its primary contract manufacturer for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by its suppliers, or in cases where inventory levels greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders, which are included in accrued liabilities in the accompanying balance sheets, were $0.8 million and $1.4 million as of December 31, 2013 and 2012, respectively. The Company records these amounts in cost of products and services in its Consolidated Statements of Comprehensive Loss.
As of December 31, 2013, the Company had non-cancelable outstanding purchase orders of $16.3 million for finished goods to be delivered by its contract manufacturers within one year.
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
Changes in the Company’s warranty reserve in the periods as indicated were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of period	$11,762	$12,104	$3,789
Accrued warranty from the Occam acquisition	—	—	8,500
Warranty charged to cost of revenue	4,350	4,701	5,883
Utilization of warranty	(5,256)	(5,043)	(6,068)
Balance at end of period	$10,856	$11,762	$12,104
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
The merger transaction was completed on February 22, 2011. On January 6, 2012, the Delaware court ruled on a motion for sanctions brought by the defendants against certain of the lead plaintiffs. The Delaware court found that lead plaintiffs Michael Steinhardt, Steinhardt Overseas Management, L.P., and Ilex Partners, L.L.C., collectively the “Steinhardt Plaintiffs,” had engaged in improper trading of Calix shares, and dismissed the Steinhardt Plaintiffs from the case with prejudice. The court further held that the Steinhardt Plaintiffs are: (i) barred from receiving any recovery from the litigation, (ii) required to self-report to the SEC, (iii) directed to disclose their improper trading in any future application to serve as lead plaintiff, and (iv) ordered to disgorge trading profits of $0.5 million,to be distributed to the remaining members of the class of former Occam stockholders. The Delaware court also granted the motion of the remaining lead plaintiffs, Herbert Chen and Derek Sheeler, for class certification, and certified Messrs. Chen and Sheeler as class representatives. The certified class is a non-opt-out class consisting of all owners of Occam common stock whose shares were converted to shares of Calix on the date of the merger transaction, with the exception of the defendants in the Delaware action and their affiliates. Chen and Sheeler, on behalf of the class of similarly situated former Occam stockholders, continue to seek an award of damages in an unspecified amount.
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
On July 17, 2013, attorneys representing all of the defendants named in the Second Amended Complaint filed Defendants' Opening Brief in Support of Their Motion for Summary Judgment, arguing that all defendants are entitled to summary judgment on all counts of the Second Amended Complaint. Plaintiffs' answering brief to the motion for summary judgment was filed on September 3, 2013, and defendants' reply brief was filed on October 4, 2013. A hearing on the motion for summary judgment was held on December 6, 2013. A decision on that motion is pending. If that decision does not dispose of the case entirely, the case is likely to go to trial at some time in 2014.
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
The following table sets forth the Company's financial assets measured at fair value as of December 31, 2013 and December 31, 2012, based on the three-tier fair value hierarchy (in thousands):

As of December 31, 2013	Level 1	Total
Money market funds	$19,842	$19,842
Total	$19,842	$19,842

As of December 31, 2012	Level 1	Total
Money market funds	$19,838	$19,838
Total	$19,838	$19,838
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

7. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(17,265)	$(28,326)	$(52,550)
Denominator:
Weighted-average common shares outstanding	49,419	48,180	45,546
Basic and diluted net loss per common share	$(0.35)	$(0.59)	$(1.15)
Potentially dilutive shares, weighted-average	5,308	4,454	3,695
For all the three years presented, unvested restricted stock awards are included in the calculation of basic weighted-average shares because such shares are participating securities, however the impact was immaterial.
Potentially dilutive shares are excluded from the computation of the basic and diluted net loss per share because their effect is antidilutive. These antidilutive shares were primarily from stock options, restricted stock units and performance restricted stock awards.

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
On February 22, 2011, in connection with the acquisition of Occam, the Company issued 6.4 million shares of the Company’s common stock, a value of $117.2 million. For more information regarding the acquisition of Occam see Note 2, “Business Combinations” of these Notes to Consolidated Financial Statements.
Holders of our common stock are entitled to receive dividends, if any, as may be declared from time to time by our board of directors out of legally available funds. No dividends have been declared or paid as of December 31, 2013. In the event of our liquidation, dissolution or winding up, holders of our common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of our debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then outstanding shares of preferred stock.
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
On March 2, 2010, the Company’s Board of Directors approved the 2010 Equity Incentive Award Plan ("2010 Plan") which allows the Company to grant stock options, restricted stock awards ("RSA"), restricted stock units ("RSU"), performance restricted stock units ("PRSU"), stock appreciation rights, dividend equivalents, deferred stock, and stock payments to employees, directors and consultants of the Company. A total of 4,666,666 shares of common stock were reserved for future issuance under the 2010 Plan, which became effective upon the completion of the Company’s initial public offering of common stock. In addition, on the first day of each year beginning in 2011 and ending in 2020, the 2010 Plan provides for an annual automatic increase to the shares reserved for issuance and no more than 17,150,494 shares of Common Stock may be issued upon the exercise of Incentive Stock Options. Pursuant to the automatic annual increase, total 1,999,998 additional shares had been reserved under the 2010 Plan since 2011.
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
Stock Option Exchange Program
On September 23, 2009, the Company completed a stock option exchange program, which was approved by its board of directors, pursuant to which eligible employees were able to exchange eligible stock options for restricted stock units on a one-for-one basis. Pursuant to the exchange, the Company canceled options for 3.4 million shares of the Company’s common stock and issued an equivalent number of RSUs to eligible holders on September 23, 2009, of which 50% vested in October 2010 and the remaining 50% vested in May 2011. In connection with the RSU grants, the unrecognized compensation expense related to the exchanged options was expensed over the remainder of the original vesting period of the options exchanged. The incremental cost due to the exchange was deferred until a liquidity event, which happened with the Company’s IPO, and had been recognized in accordance with the vesting periods described above.

Stock Options
The following table summarizes the activity of stock options under the Company’s equity incentive plans (in thousands, except per share data):

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Life	Intrinsic
Stock Options	Shares	Per Share	(in years)	Value (1)
Outstanding as of December 31, 2012	2,213	$13.51
Granted	573	8.57
Exercised	(160)	4.66
Forfeited or expired	(66)	13.32
Outstanding as of December 31, 2013	2,560	$12.96	7.6	$2,474
Vested and expected to vest at December 31, 2013	2,520	$13.02	7.6	$2,414

(1) Amounts represent the difference between the exercise price and the fair market value of common stock at December 31, 2013 for all in the money options outstanding.
During the years ended December 31, 2013, 2012, and 2011, total intrinsic value of stock options exercised was $1.0 million, $0.6 million, $2.7 million, respectively. Total cash received from employees as a result of stock option exercises in 2013, 2012, and 2011 was $0.7 million, $0.2 million, $0.8 million, respectively.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2013 (in thousands, except year and per share data):

			Options Outstanding			Options Exercisable
				Weighted-Average	Weighted-		Weighted-
			Number	Remaining	Average	Number	Average
			of Shares	Contractual Life	Exercise Price	of Shares	Exercise Price
Range of Exercise Prices			Outstanding	(in years)	Per Share	Exercisable	Per Share
$1.20	—	$6.80	453	7.3	$6.31	255	$6.12
6.95	—	8.38	183	8.2	7.67	61	7.47
8.41	—	8.41	467	9.1	8.41	95	8.41
8.55	—	10.71	436	8.0	10.45	216	10.35
10.85	—	18.86	508	7.2	15.58	351	15.74
19.40	—	4,401.93	513	6.4	24.42	387	25.40
$1.20	—	$4,401.93	2,560	7.6	$12.96	1,365	$14.94
Restricted Stock Units, Performance Restricted Stock Units, and Restricted Stock Awards
The following table summarizes the activities of the Company's RSUs, PRSUs, and RSAs under the Company’s equity incentive plans (in thousands, except per share data):

	RSUs		PRSUs		RSAs
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Outstanding at December 31, 2012	1,762	$11.67	183	$14.78	299	$21.67
Granted	705	9.20	230	11.24	—	—
Vested	(822)	11.07	—	—	(95)	21.67
Canceled	(139)	9.51	—	—	(15)	21.67
Outstanding at December 31, 2013	1,506	$11.04	413	$12.81	189	$21.67
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

Modification of Stock Awards
In February 2013, the Company entered into a Transition and Separation Agreement ("Agreement") with Roger Weingarth, the Company's former Executive Vice President and Chief Operating Officer. Under the Agreement, Mr. Weingarth transitioned to the role of advisor to the Chief Executive Officer of the Company effective as of April 1, 2013, and would terminate his employment with the Company on March 31, 2014 ("Termination Date"). Upon his termination, the Agreement provides for, among other things, the acceleration of the vesting of his unvested stock options, RSAs and RSUs held by him as of the Termination Date. In accordance with ASC Topic 718, total fair value of the accelerated stock awards after the modification is $0.6 million, which is being recognized on a straight-line basis over the remaining service period through the Termination Date. During the year ended December 31, 2013, $0.5 million of the total fair value has been recognized in general and administrative expenses of the Consolidated Statement of Comprehensive Loss in this Form 10-K.
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
The 2010 ESPP, as amended in 2012, provides for the issuance of a maximum of 4.3 million shares of common stock. During the twelve months ended December 31, 2013, 685,781 shares were purchased and issued. As of December 31, 2013, there were 2.6 million shares available for issuance.
Stock Based Compensation
In accordance with ASC Topic 718, stock-based compensation expense associated with stock options, RSUs, PRSUs, RSAs, and purchase rights under the 2010 ESPP is measured at the grant date based on the fair value of the award, and is recognized, net of forfeitures, as expense over the remaining requisite service period on a straight-line basis. During the years ended December 31, 2013, 2012, and 2011, the Company recorded stock-based compensation expense of $19.9 million, $17.4 million and $21.6 million, respectively.
The following table summarizes the weighted-average grant date fair values of the Company's stock-based awards granted in the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Stock options	$4.89	$4.68	$9.77
RSUs	$9.20	$6.55	$21.33
PRSUs	$11.24	$14.81	N/A
RSAs	N/A	N/A	$21.67
ESPP	$2.94	$2.34	$3.48
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
The following table summarizes the weighted-average assumptions used in estimating the grant-date fair value of stock options and of each employee’s purchase right under the 2010 ESPP in the periods indicated:

	Years Ended December 31,
Stock Options	2013	2012	2011
Expected volatility	62%	56%	52%
Expected life (years)	6.05	6.25	6.25
Expected dividend yield	—	—	—
Risk-free interest rate	1.14%	1.06%	2.11%

	Years Ended December 31,
ESPP	2013	2012	2011
Expected volatility	50%	63%	52%
Expected life (years)	0.50	0.50	0.50
Expected dividend yield	—	—	—
Risk-free interest rate	0.09%	0.13%	0.66%
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
On February 22, 2011, in connection with the acquisition of Occam (see Note 2, "Business Combinations" of these Notes to Consolidated Financial Statements), the Company issued 536,190 stock options and 42,654 RSUs to certain Occam employees. The grants were in exchange for certain options and RSUs that were held by Occam employees prior to the acquisition which retained the original vesting schedule of the initial Occam grants, except for certain equity awards held by Occam executives that were accelerated in association with their severance agreements. The Company estimated the fair value of $5.8 million of the options and RSUs in accordance with ASC Topic 718. In accordance with ASC Topic 805, the Company allocated the value of $1.4 million of certain options and RSUs to consideration in the business combination with the remaining value of $4.5 million allocated to post-combination expense to be recognized over the remaining service period of the grants.
As of December 31, 2013, unrecognized stock-based compensation expenses by award type, net of estimated forfeitures, and their expected weighted-average recognition periods are summarized in the following table (in thousands).

	As of December 31, 2013
	Stock Option	RSU	PRSU	RSA	ESPP
Unrecognized stock-based compensation expense	$6,391	$10,861	$1,801	$2,392	$662
Weighted-average amortization period (in years)	2.2	2.3	1.3	1.5	0.4
Common Stock Warrants
Warrants to purchase convertible preferred stock that did not expire at the close of the Company’s initial public offering, in March 2010, converted to warrants to purchase common stock at the applicable conversion rate for the related preferred stock. As of December 31, 2013, the following warrants to purchase common stock were outstanding (in thousands, except per share data):

Expiration Date	Exercise Price Per Share	Number of Warrants Outstanding
August 16, 2014	$10.26	8
September 4, 2017	$19.56	15
		23

Shares Reserved for Future Issuance
The Company had common shares reserved for future issuance as follows (in thousands):

	As of December 31,
	2013	2012	2011
Stock options outstanding	2,560	2,213	1,661
Restricted stock units outstanding	1,506	1,762	1,775
Performance restricted stock units outstanding	413	183	—
Shares available for future grant under 2010 Plan	3,652	3,959	4,508
Shares available for future issuance under ESPP	2,574	3,260	579
Common stock warrants	23	23	23
Total	10,728	11,400	8,546

9. Employee Benefit Plan
The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company, at the discretion of the board of directors, may make additional matching contributions on behalf of the participants. The Company made matching contributions totaling $1.5 million, $1.4 million, and $1.3 million in 2013, 2012 and 2011, respectively.
10. Credit Facility
The Company had a revolving credit facility ("Prior Credit Facility") of $30.0 million with Silicon Valley Bank based upon a percentage of eligible accounts receivable, which matured on June 30, 2013. After the Prior Credit Facility matured on June 30, 2013, the Company cash collateralized the outstanding letters of credit with Silicon Valley Bank. As of December 31, 2013, the Company had $0.3 million cash restricted for collateralizing the outstanding letters of credit with Silicon Valley Bank.
On July 29, 2013, the Company entered into a credit agreement with Bank of America, N.A. The credit agreement is structured such that other financial institutions can at a later time become party to the credit agreement through an amendment via a syndication process (collectively, together with Bank of America, N.A., the "Lenders"). The credit agreement provides for a revolving facility in the aggregate principal amount of up to $50.0 million, which includes a $20.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for a swingline facility. Subject to customary conditions, up to $25.0 million of the revolving facility may be converted to a term loan facility at any time prior to the maturity of the revolving facility. The revolving facility matures on July 29, 2016, but may be extended up to two times (each extension for an additional one-year period) upon mutual agreement of the Company and the Lenders. The credit facility is secured by substantially all of the Company's assets, including its intellectual property. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions.
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
The credit facility includes affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type. Furthermore, the credit agreement requires us to maintain certain financial covenants, including a maximum consolidated leverage ratio, and a minimum consolidated liquidity ratio of cash, cash equivalents and accounts receivable to consolidated funded indebtedness. As of December 31, 2013, the Company was in compliance with these requirements. The credit facility also includes customary events of default, the occurrence and continuation of which would provide the Lenders with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against us and the collateral securing the loans under the credit facility.
As of December 31, 2013, there was $50.0 million available for borrowing under this credit facility.
The Company incurred $0.3 million of debt issuance costs that were directly attributable to the issuance of this credit facility. These costs will be amortized over three years starting from the effective date of the credit facility. As of December 31, 2013, the unamortized debt issuance costs of $0.3 million were included within "Other assets" in the Company's Consolidated Balance Sheets.
11. Income Taxes
The Company recorded a provision for/(benefit from) income taxes of $(14) thousand, $0.2 million, and $0.2 million, in 2013, 2012 and 2011, respectively. The income tax benefit for 2013 primarily consisted of state alternative minimum tax (AMT) and state and foreign income taxes, net of the tax benefit recorded from the utilization of a portion of the AMT net operation loss (NOL) acquired from Occam. The remainder of the AMT NOL, which was approximately $5.3 million as of December 31, 2013, will be carried forward by the Company to offset future AMT income.

Provision for (benefit from) income taxes consisted of the following for the periods indicated (in thousands):

	Years Ended December 31,
	2013	2012	2011
Federal current income tax (benefit)	$(274)	$152	$—
State current income tax	41	73	114
Foreign current income tax	315	440	228
Federal deferred income tax (benefit)	—	(474)	—
State deferred income tax (benefit)	—	(89)	—
Foreign deferred income tax (benefit)	(96)	56	(118)
Provision for (benefit from) income taxes	$(14)	$158	$224
The differences between the statutory tax rate and the effective tax rate, expressed as a percentage of loss before income taxes, were as follows:

	Years Ended December 31,
	2013	2012	2011
Federal statutory rate	34.0%	34.0%	34.0%
State statutory rate	3.4%	5.2%	5.2%
Foreign operations	1.4%	0.1%	0.2%
Release of FIN 48 liability and interest	0.7%	—%	—%
R&D tax credits	13.1%	2.5%	2.1%
Release of valuation allowance related to EFAA acquisition	—%	2.0%	—%
Acquisition-related costs	—%	1.2%	(1.5)%
Other permanent items	(4.5)%	0.1%	(1.6)%
2012 tax true-up	1.0%	—%	—%
Valuation allowance	(49.0)%	(45.7)%	(38.8)%
Effective tax rate	0.1%	(0.6)%	(0.4)%

The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$168,431	$180,005
Tax credit carryforwards	22,507	20,154
Depreciation and amortization	2,996	2,858
Accruals and reserves	11,479	11,353
Deferred revenue	12,037	13,367
Stock-based compensation	5,570	3,592
Other	450	294
Gross deferred tax assets	223,470	231,623
Valuation allowance	(207,315)	(207,441)
Net deferred tax assets	16,155	24,182
Deferred tax liabilities:
Intangible assets	(15,988)	(24,120)
Net deferred tax assets reflected in balance sheet	$167	$62
Management reviews the recognition of deferred tax assets to determine if realization of such assets is more likely than not. The realization of the Company’s deferred tax assets is dependent upon future earnings. The Company has been in a cumulative loss position since inception, which represents a significant piece of negative evidence. Using the more likely than not criteria specified in the applicable accounting guidance, this negative evidence cannot be overcome by positive evidence currently available to the Company and as a result the Company has established a full valuation allowance against its deferred tax assets with the exception of certain foreign deferred tax assets. The Company’s valuation allowance decreased by $0.1 million in 2013 and increased by $5.4 million in 2012. As of December 31, 2013 and 2012, respectively, the valuation allowance included $0.1 million related to excess tax benefits of stock option deductions prior to the adoption of ASC Topic 718. The benefits will increase additional paid-in capital when realized.
As of December 31, 2013, the Company had U.S. federal and state net operating losses of approximately $550.1 million and $174.2 million, respectively. The U.S. federal net operation loss carryforwards will expire at various dates beginning in 2018 and through 2031 if not utilized. The state net operation loss carryforwards will expire at various dates beginning in 2014 and through 2031, if not utilized. As of December 31, 2013 and 2012, the Company had $37.2 million and $36.3 million in federal deductions, respectively, and $34.0 million and $33.3 million in state deductions, respectively, related to excess tax benefits from stock options which are not included in the net operation loss carryforward amounts in the table above since they have not met the realization criteria of ASC Topic 718. The tax benefits from these deductions will increase additional paid-in capital when realized. Additionally, the Company has U.S. federal, California and other various U.S. states research and development credits of approximately $18.5 million, $22.0 million and $1.8 million as of December 31, 2013, respectively. The U.S. federal research and development credits will begin to expire in 2020 and through 2033, and the California research and development credits have no expiration date. The credits related to other various U.S. states will begin to expire in 2015 and through 2028. During 2013, the Company performed a Section 382 study of the Internal Revenue Code (and similar state provisions) through December 31, 2012, which resulted in no adjustment of the Company’s net operation loss carryforwards.
Uncertain Tax Positions
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and measurement attribute to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The standard requires the Company to recognize the financial statement effects of an uncertain tax position when it is more likely than not that such position will be sustained upon audit. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively, in statements of operations.
The following table reconciles the Company's unrecognized tax benefits for the years ended December 31, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2013	2012
Balance at beginning of period	$13,238	$12,543
Additions for tax positions related to prior year	317	228
Reductions for tax positions related to prior year	(48)	(37)
Additions for tax positions related to current year	990	504
Reductions from a lapse of applicable statute of limitations	(115)	—
Balance at end of period	$14,382	$13,238
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate is none and $0.1 million as of December 31, 2013 and December 31, 2012, respectively. There were no accrued interest or penalties for uncertain income tax as of December 31, 2013.
The Company files tax returns in the United State and various state jurisdictions, the United Kingdom and China. The tax years 1999 through 2013 remain open and subject to examination by the appropriate governmental agencies in the U.S. due to tax attribute carryforwards.
12. Segment Information
The Company develops, markets and sells communications access systems and software, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. The Company’s chief operating decision maker is the Company’s Chief Executive Officer, who reviews financial information presented on a Company-wide basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance.
Geographic Information:
The following is a summary of revenues by geographic region based upon the location of the customers (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$333,403	$306,003	$323,070
Caribbean	17,466	9,343	12,837
Europe	17,397	268	211
Canada	10,231	10,894	6,691
Other	4,121	3,710	1,860
Total	$382,618	$330,218	$344,669

The Company's property and equipment, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	As of December 31,
	2013	2012	2011
United States	$14,969	$18,390	$14,339
China	2,504	2,693	1,791
Total	$17,473	$21,083	$16,130

13. Quarterly Financial Data—Unaudited
The Company's fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had two fewer days in the first quarter of 2013 and one more day in the fourth quarter of 2013 than in the respective 2012 periods.
The following table presents selected unaudited quarterly financial data of the Company (in thousands, except per share data). The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Fiscal Year 2013 Quarter Ended
	March 30	June 29	September 28	December 31 (1)
Revenue	$90,548	$94,439	$103,628	$94,003
Gross profit	41,115	42,505	47,407	40,047
Operating loss	(5,540)	(4,845)	(12)	(8,056)
Net income (loss)	(6,203)	(5,153)	544	(6,453)
Net income (loss) per common share, basic	$(0.13)	$(0.10)	$0.01	$(0.13)
Net income (loss) per common share, diluted	$(0.13)	$(0.10)	$0.01	$(0.13)

	Fiscal Year 2012 Quarter Ended
	March 31	June 30	September 29	December 31 (2)
Revenue	$78,565	$78,928	$81,301	$91,424
Gross profit	33,819	33,221	33,506	37,030
Operating loss	(7,369)	(6,830)	(7,077)	(7,748)
Net loss	(7,521)	(7,091)	(7,140)	(6,574)
Net loss per common share, basic and diluted	$(0.16)	$(0.15)	$(0.15)	$(0.14)

(1) For the fourth quarter of 2013, net loss included $1.7 million of gain from utilization of inventory credit from Ericsson. See Note 2, "Business Combinations" of these Notes to the Consolidated Financial Statements for details of the Ericsson Credit.

(2) The Company acquired Ericsson's fiber access assets in November 2012. The quarterly financial data included the results of this acquisition only for periods subsequent to the acquisition date. See Note 2, “Business Combinations" of these Notes to the Consolidated Financial Statements for details of this acquisition. For the fourth quarter of 2012, operating loss included $1.4 million of acquisition-related expenses and net loss included $1.0 million of gain from bargain purchase of Ericsson's fiber access assets.

ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
During the fiscal years ended December 31, 2013, 2012 and 2011, there were no changes in accountants nor any disagreements with accountants on accounting and financial disclosure.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, which we refer to as the evaluation date, we carried out an evaluation under the supervision and with the participation of management, including our principle executive officer and principle financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).
The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) ("COSO"). Based on our evaluation, management has concluded that we maintained effective control over financial reporting as of December 31, 2013 based on the COSO criteria. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
Limitations on the Effectiveness of Controls
Our disclosure controls and procedures provide our principal executive officer and our principal financial officer reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Calix Inc.
We have audited Calix, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Calix, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Calix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Calix, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013, and its financial statement schedule listed in the Index at Item 15(a), and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
February 20, 2014

ITEM 9B.    Other Information.
None.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 relating to our directors is incorporated herein by reference to the information set forth under the captions “Proposal No. 1—Election of Directors” and “Director Compensation” and in other applicable sections of the Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, or the Proxy Statement, to be filed within 120 days of the end of the fiscal year covered by this Report. Information required by this Item 10 relating to our officers is incorporated herein by reference to the information set forth under the captions “Executive Officers” and “Executive Compensation” and in other applicable sections of the Proxy Statement. Information regarding our Section 16 reporting compliance is incorporated herein by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
We have adopted a code of ethics, which applies to all employees, officers and directors of Calix. The Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Accounting Officer (who is both our principal financial and principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under NYSE listing standards. The Code of Business Conduct and Ethics is posted on our website at www.calix.com under the links “About Calix—Investor Relations—Corporate Governance—Code of Conduct". We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our website at www.calix.com.
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

10.7
Credit Agreement, among Calix, Inc., certain of its subsidiaries, Bank of America, N.A. and the other lenders party thereto, dated July 29, 2013 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on August 6, 2013 (File No. 001-34674) and incorporated by reference herein).

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

10.14*
Employment Agreement, between Calix, Inc. and Andrew Lockhart, dated February 2, 2011 (filed as Exhibit 10.20 to Calix's Form 10-Q filed with the SEC on May 3, 2012 (File No. 001-34674) and incorporated by reference herein).

10.15*	Offer Letter, between Calix, Inc. and William Atkins, dated December 21, 2013.
10.16*	Transition and Separation Agreement, by and between Michael Ashby and Calix, Inc., dated February 7, 2014.
10.17*
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

10.21*	Calix, Inc. Non-Employee Director Cash Compensation Policy, effective January 31, 2014.
10.22*
Calix, Inc. Non-Employee Director Restricted Stock Unit Deferred Compensation Plan, effective January 1, 2013 (filed as Exhibit 10.22 to Calix's Form 10-K filed with the SEC on February 22, 2013 (File No. 001-34674) and incorporated by reference herein).

10.23*
Calix, Inc. Management Bonus Program Under the 2010 Equity Incentive Award Plan (filed as Exhibit 10.1 to Calix's Form 8-K filed with the SEC on February 28, 2012 (File No. 001-34674) and incorporated by reference herein).

Exhibit
Number	Description

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

21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Principle Executive Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principle Financial Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principle Executive Officer and Principle Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted as to certain portions of this agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Dated:	February 20, 2014	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Dated:	February 20, 2014	By:	/s/ Michael Ashby
Michael Ashby
Chief Accounting Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Carl Russo and Michael Ashby, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2014.

Signature	Title	Date

/s/ Carl Russo	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2014
Carl Russo

/s/ Michael Ashby	Chief Accounting Officer (Principal Financial and Accounting Officer)	February 20, 2014
Michael Ashby

/s/ Don Listwin	Chairman of the Board of Directors	February 20, 2014
Don Listwin

/s/ Michael Everett	Director	February 20, 2014
Michael Everett

/s/ Michael Flynn	Director	February 20, 2014
Michael Flynn

/s/ Adam Grosser	Director	February 20, 2014
Adam Grosser

/s/ Michael Matthews	Director	February 20, 2014
Michael Matthews

/s/ Thomas Pardun	Director	February 20, 2014
Thomas Pardun

Schedule II. Valuation and Qualifying Accounts

		Additions
		Charged to
	Balance	Costs or	Deductions
	At Beginning	Expenses or	and Write	Balance At
	of Year	Revenue	Offs	End of Year
	(In thousands)
Year ended December 31, 2013
Allowance for doubtful accounts	$421	$(13)	$(50)	$358
Product return reserve	1,740	3,535	(4,511)	764
Year ended December 31, 2012
Allowance for doubtful accounts	$402	$112	$(93)	$421
Product return reserve	835	5,474	(4,569)	1,740
Year ended December 31, 2011
Allowance for doubtful accounts	$617	$130	$(345)	$402
Product return reserve	551	4,996	(4,712)	835

EXHIBIT INDEX

Exhibit
Number	Description

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

10.7
Credit Agreement, among Calix, Inc., certain of its subsidiaries, Bank of America, N.A. and the other lenders party thereto, dated July 29, 2013 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on August 6, 2013 (File No. 001-34674) and incorporated by reference herein).

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

10.14*
Employment Agreement, between Calix, Inc. and Andrew Lockhart, dated February 2, 2011 (filed as Exhibit 10.20 to Calix's Form 10-Q filed with the SEC on May 3, 2012 (File No. 001-34674) and incorporated by reference herein).

10.15*	Offer Letter, between Calix, Inc. and William Atkins, dated December 21, 2013.
10.16*	Transition and Separation Agreement, by and between Michael Ashby and Calix, Inc., dated February 7, 2014.
10.17*
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

10.21*	Calix, Inc. Non-Employee Director Cash Compensation Policy, effective January 31, 2014.
10.22*
Calix, Inc. Non-Employee Director Restricted Stock Unit Deferred Compensation Plan, effective January 1, 2013 (filed as Exhibit 10.22 to Calix's Form 10-K filed with the SEC on February 22, 2013 (File No. 001-34674) and incorporated by reference herein).

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

21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Principle Executive Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principle Financial Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principle Executive Officer and Principle Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted as to certain portions of this agreement.