Form 10-Q
period 2014-03-29
CALIX, INC
filed 2014-05-01
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of April 21, 2014, there were 50,328,165 shares of the Registrant's common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 29, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,169	$82,747
Restricted cash	295	295
Accounts receivable, net	44,134	43,520
Inventory	45,060	51,071
Deferred cost of revenue	17,843	21,076
Prepaid expenses and other current assets	4,869	5,757
Total current assets	187,370	204,466
Property and equipment, net	17,122	17,473
Goodwill	116,175	116,175
Intangible assets, net	39,100	43,740
Other assets	1,618	1,745
Total assets	$361,385	$383,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,887	$23,163
Accrued liabilities	34,570	32,075
Deferred revenue	29,013	34,862
Total current liabilities	74,470	90,100
Long-term portion of deferred revenue	18,469	18,431
Other long-term liabilities	1,090	1,145
Total liabilities	94,029	109,676
Commitments and contingencies (See Note 5)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 29, 2014 and December 31, 2013	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized; 50,321,551 shares and 50,224,952 shares issued and outstanding as of March 29, 2014 and December 31, 2013, respectively	1,258	1,256
Additional paid-in capital	785,700	782,253
Accumulated other comprehensive income	201	190
Accumulated deficit	(519,803)	(509,776)
Total stockholders’ equity	267,356	273,923
Total liabilities and stockholders’ equity	$361,385	$383,599

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenue	$85,820	$90,548
Cost of revenue:
Products and services (1)	46,806	47,345
Amortization of intangible assets	2,088	2,088
Total cost of revenue	48,894	49,433
Gross profit	36,926	41,115
Operating expenses:
Research and development (1)	19,630	20,171
Sales and marketing (1)	17,390	15,801
General and administrative (1)	7,251	8,131
Amortization of intangible assets	2,552	2,552
Total operating expenses	46,823	46,655
Loss from operations	(9,897)	(5,540)
Interest and other income (expense), net:
Interest income	4	1
Interest expense	(57)	(28)
Other income (expense), net	33	(279)
Loss before provision for income taxes	(9,917)	(5,846)
Provision for income taxes	110	357
Net loss	$(10,027)	$(6,203)
Net loss per common share:
Basic	$(0.20)	$(0.13)
Diluted	$(0.20)	$(0.13)
Weighted-average shares used to compute net loss per common share:
Basic	50,271	48,911
Diluted	50,271	48,911
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	11	(18)
Total other comprehensive income (loss), net of tax	11	(18)
Comprehensive loss	$(10,016)	$(6,221)

(1) Includes stock-based compensation as follows:
Cost of revenue	$354	$351
Research and development	1,180	1,186
Sales and marketing	1,368	1,279
General and administrative	1,000	1,903
	$3,902	$4,719

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Operating activities:
Net loss	$(10,027)	$(6,203)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,271	2,854
Loss on retirement of property and equipment	—	542
Amortization of intangible assets	4,640	4,640
Stock-based compensation	3,902	4,719
Changes in operating assets and liabilities:
Accounts receivable, net	(614)	(11,198)
Inventory	6,011	4,050
Deferred cost of revenue	3,233	(5,340)
Prepaid expenses and other assets	1,016	74
Accounts payable	(12,276)	(3,131)
Accrued liabilities	2,485	482
Deferred revenue	(5,811)	10,449
Other long-term liabilities	(56)	442
Net cash (used in) provided by operating activities	(5,226)	2,380
Investing activities:
Purchase of property and equipment	(1,908)	(1,326)
Net cash used in investing activities	(1,908)	(1,326)
Financing activities:
Proceeds from exercise of stock options	21	42
Taxes withheld upon vesting of performance restricted stock units	(473)	—
Net cash (used in) provided by financing activities	(452)	42
Effect of exchange rate changes on cash and cash equivalents	8	(32)
Net (decrease) increase in cash and cash equivalents	(7,578)	1,064
Cash and cash equivalents at beginning of period	82,747	46,995
Cash and cash equivalents at end of period	$75,169	$48,059

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Company and Basis of Presentation
Company
Calix, Inc. (together with its subsidiaries, “Calix,” the “Company,” “our,” “we,” or “us”) was incorporated in August 1999, and is a Delaware corporation. The Company is a leading provider in North America of broadband communications access systems and software for fiber- and copper-based network architectures that enable communications service providers ("CSPs") to transform their networks and connect to their residential and business subscribers. The Company enables CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. The Company focuses solely on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. The Company develops and sells carrier-class hardware and software products, which the Company refers to as the Unified Access portfolio, that are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All significant intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date.
The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements for the year ended December 31, 2013, included in the Company’s Form 10-K.
The Company's fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one fewer day in the first three months of 2014 than of 2013. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. Our significant accounting policies did not materially change during the three months ended March 29, 2014.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11"), which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, the Company’s unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The accounting standard update became effective for the Company in the first quarter of 2014. As the Company’s disclosures already conform to the required presentation, adoption of this standard did not impact the financial position or results of operations of the Company.

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
At the end of the first quarter of 2014, the Company reviewed events and changes to its business subsequent to the end of fiscal 2013 and concluded that there were no indicators of impairment to the carrying value of its goodwill during the three months ended March 29, 2014. As of March 29, 2014, there was no impairment to the carrying value of the Company's goodwill.
Intangible Assets
Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of March 29, 2014 and December 31, 2013 are disclosed in the following table (in thousands):

	March 29, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(49,427)	$19,537	$68,964	$(47,339)	$21,625
Customer relationships	54,740	(35,177)	19,563	54,740	(32,625)	22,115
Total intangible assets, excluding goodwill	$123,704	$(84,604)	$39,100	$123,704	$(79,964)	$43,740
Amortization expense was $4.6 million for the three months ended March 29, 2014 and March 30, 2013.
Expected future amortization expense for the fiscal years indicated is as follows (in thousands):

Period	Expected Amortization Expense
Remainder of 2014	$13,921
2015	18,561
2016	5,805
2017	813
Total	$39,100

4. Balance Sheet Details
Cash and cash equivalents consisted of the following (in thousands):

	March 29, 2014	December 31, 2013
Cash	$55,326	$62,905
Money market funds	19,843	19,842
Total cash and cash equivalents	$75,169	$82,747
Accounts receivable, net consisted of the following (in thousands):

	March 29, 2014	December 31, 2013
Accounts receivable	$45,745	$44,642
Allowance for doubtful accounts	(373)	(358)
Product return reserve	(1,238)	(764)
Accounts receivable, net	$44,134	$43,520
Inventory consisted of the following (in thousands):

	March 29, 2014	December 31, 2013
Raw materials	$5,845	$6,591
Finished goods	39,215	44,480
Total inventory	$45,060	$51,071

Property and equipment, net consisted of the following (in thousands):

	March 29, 2014	December 31, 2013
Test equipment	$36,627	$36,932
Computer equipment and software	28,141	27,280
Furniture and fixtures	1,633	1,614
Leasehold improvements	7,091	7,077
Total	73,492	72,903
Accumulated depreciation and amortization	(56,370)	(55,430)
Property and equipment, net	$17,122	$17,473
Accrued liabilities consisted of the following (in thousands):

	March 29, 2014	December 31, 2013
Accrued warranty	$10,827	$10,856
Accrued compensation and related benefits	14,002	13,127
Accrued professional and consulting fees	1,830	1,634
Accrued excess and obsolete inventory at contract manufacturers	702	756
Accrued customer rebates	989	712
Accrued business travel expenses	1,037	540
Sales and use tax payable	801	521
Income taxes payable	501	368
Accrued other	3,881	3,561
Total accrued liabilities	$34,570	$32,075
Deferred revenue consisted of the following (in thousands):

	March 29, 2014	December 31, 2013
Product and services - current	$26,044	$32,051
Extended warranty - current	2,969	2,811
Extended warranty - non-current	18,382	18,335
Product and services - non-current	87	96
Total deferred revenue	$47,482	$53,293
Deferred cost of revenue consisted entirely of products and services.
The following table provides the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	Three Months Ended
	March 29, 2014		March 30, 2013
	Foreign Currency Translation Adjustments	Total	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$190	$190	$132	$132
Other comprehensive income	11	11	(18)	(18)
Balance at end of period	$201	$201	$114	$114

5. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2013 are disclosed in our Annual Report on Form 10-K, and have not changed materially during the three months ended March 29, 2014 except for the following agreement entered into during 2014.
On March 4, 2014, the Company entered into a new commercial lease for a facility in Santa Barbara, California. The lease is set to commence on July 1, 2014 and expire on June 30, 2019. The total minimum future payment commitment under this lease is $1.0 million. In connection with this lease, the Company received an incentive consisting of $0.4 million that can be used for leasehold improvements.
On March 20, 2014, the Company entered into a new commercial lease for a facility in Richardson, Texas. This lease is set to commence on August 1, 2014 and expire on January 31, 2022. The total minimum future payment commitment under this lease is $1.5 million. In connection with this lease, the Company received an incentive consisting of $0.4 million that can be used for leasehold improvements.
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
Changes in the Company’s warranty reserve were as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Balance at beginning of period	$10,856	$11,762
Warranty charged to cost of revenue	909	1,167
Utilization of warranty	(938)	(944)
Balance at end of period	$10,827	$11,985
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

On April 8, 2014, the Court of Chancery of the State of Delaware issued an Opinion granting in part and denying in part the Defendants’ Motion for Summary Judgment. The court granted summary judgment in favor of those defendants who served solely as directors of Occam with respect to all claims alleging improper actions in connection with the Occam sale process. The ruling also granted summary judgment on all claims as to Occam, the corporate entity. The court left in place process-based claims against Occam’s former CEO and CFO, and also declined to grant summary judgment on separate claims that the director and officer defendants breached their fiduciary duties by issuing a proxy statement for Occam’s stockholder vote that allegedly contained misleading disclosures and had material omissions.
The Company continues to believe that the allegations in the Second Amended Complaint are without merit and intends to continue to vigorously contest the action as it moves forward toward an eventual trial. However, there can be no assurance that the defendants will be successful in defending this ongoing action. In addition, the Company has obligations, under certain circumstances, to hold harmless and indemnify each of the former Occam directors and officers against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam's bylaws and certificate of incorporation. Such obligations may apply to this lawsuit.
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
The following table sets forth the Company's financial assets measured at fair value on a recurring basis as of March 29, 2014 and December 31, 2013, based on the three-tier fair value hierarchy (in thousands):

As of March 29, 2014	Level 1	Total
Money market funds	$19,843	$19,843
Total	$19,843	$19,843

As of December 31, 2013	Level 1	Total
Money market funds	$19,842	$19,842
Total	$19,842	$19,842
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

7. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 29, 2014	March 30, 2013
Numerator:
Net loss	$(10,027)	$(6,203)
Denominator:
Weighted-average common shares outstanding	50,271	48,911
Basic and diluted net loss per common share	$(0.20)	$(0.13)
Potentially dilutive shares, weighted average	4,452	4,971
For all periods presented, unvested restricted stock awards are included in the calculation of weighted-average common shares outstanding because such shares are participating securities; however, the impact was immaterial.

8. Stockholders’ Equity
Equity Incentive Plans
The Company maintains three equity incentive plans, the 2000 Stock Plan, the 2002 Stock Plan and the 2010 Equity Incentive Award Plan (together, the “Plans”). These plans were approved by the stockholders and are described in the Company’s Form 10-K filed with the SEC on February 20, 2014. The Company also maintains a Long Term Incentive Program, under the 2010 Equity Incentive Award Plan. Under the Long Term Incentive Program, certain key employees of the Company are eligible for equity awards based on the Company’s stock price performance. To date, awards granted under the Plans consist of stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance restricted stock units ("PRSUs").
Stock Options
During the three months ended March 29, 2014, the Company granted 551,000 stock options at a weighted-average grant date fair value of $4.43 per share. During the three months ended March 29, 2014, 4,895 stock options were exercised at a weighted-average exercise price of $4.30 per share. As of March 29, 2014, unrecognized stock-based compensation expense of $7.9 million related to stock options, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock Units
During the three months ended March 29, 2014, 15,700 RSUs were granted with a weighted-average grant date fair value of $8.47 per share. During the three months ended March 29, 2014, 2,136 RSUs vested and were converted to an equivalent number of shares of common stock. As of March 29, 2014, unrecognized stock-based compensation expense of $9.3 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.6 years.
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
During the three months ended March 29, 2014, 144,000 PRSUs were granted with a weighted-average grant date fair value of $8.00 per unit. During the three months ended March 29, 2014, 89,568 PRSUs, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes, were converted to an equivalent number of shares of common stock. As of March 29, 2014, unrecognized stock-based compensation expense of $2.4 million related to PRSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Awards
During the three months ended March 29, 2014, no RSAs were granted. As of March 29, 2014, unrecognized stock-based compensation expense of $2.0 million related to RSAs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 1.4 years.

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
The offering periods under the ESPP are six-month periods commencing on June 1 and December 1 of each year. The price of common stock purchased under the plan is 85 percent of the lower of the fair market value of the common stock on the commencement date and exercise date of each six-month offering period. As of March 29, 2014, there were 2,845,428 shares available for issuance under the ESPP.
There were no shares purchased under the ESPP during the three months ended March 29, 2014. As of March 29, 2014, unrecognized stock-based compensation expense of $0.3 million related to the ESPP was expected to be recognized over a remaining service period of 2 months.
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
The following table summarizes the weighted-average assumptions used in estimating the grant-date fair value of stock options in the periods indicated:

	Three Months Ended
	March 29, 2014	March 30, 2013
Expected volatility	54%	62%
Expected life (years)	6.15	6.05
Expected dividend yield	—	—
Risk-free interest rate	1.91%	1.12%
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
In accordance with ASC Topic 718, total fair value of the accelerated stock awards after the modification is $0.6 million, which is being recognized on a straight-line basis over the remaining service period through the Termination Date. During the three months ended March 29, 2014, $0.1 million of the total fair value has been recognized in general and administrative expenses.

9. Credit Facility
The Company had a revolving credit facility ("Prior Credit Facility") of $30.0 million with Silicon Valley Bank based upon a percentage of eligible accounts receivable, which matured on June 30, 2013. After the Prior Credit Facility matured on June 30, 2013, the Company cash collateralized the outstanding letters of credit with Silicon Valley Bank. As of March 29, 2014, the Company had $0.3 million cash restricted for collateralizing the outstanding letters of credit with Silicon Valley Bank.
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
The credit facility includes affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type. Furthermore, the credit agreement requires us to maintain certain financial covenants, including a maximum consolidated leverage ratio, and a minimum consolidated liquidity ratio of cash, cash equivalents and accounts receivable to consolidated funded indebtedness. As of March 29, 2014, the Company was in compliance with these requirements.
The credit facility also includes customary events of default, the occurrence and continuation of which would provide the Lenders with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against us and the collateral securing the loans under the credit facility.
As of March 29, 2014, the Company had no outstanding letters of credit or borrowings under the credit facility.
The Company incurred $0.3 million of debt issuance costs that were directly attributable to the issuance of this credit facility. These costs will be amortized over three years starting from the effective date of the credit facility. As of March 29, 2014, the unamortized debt issuance costs of $0.2 million were included within ‘Other assets’ in our Condensed Consolidated Balance Sheets.

10. Income Taxes
The following table presents the provision for income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 29, 2014	March 30, 2013
Provision for income taxes	$110	$357
Effective tax rate	(1.1)%	(6.1)%
The Company has incurred operating losses since inception and, as such, has not received a tax benefit for these losses. The income tax provision for the first three months of 2014 primarily consisted of state and foreign income taxes. The income tax provision for the first three months of 2013 primarily consisted of federal and state alternative minimum tax and state and foreign income taxes. The effective tax rates differ from the U.S. federal statutory rate of 34.0% due primarily to the tax affected change in the valuation allowance against the Company’s deferred tax assets.
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
As of March 29, 2014 and December 31, 2013, the Company had unrecognized tax benefits of $14.4 million, none of which would affect the Company's effective tax rate if recognized.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing, any statements regarding product development, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the Risk Factors set forth under Part II, Item 1A below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
Overview
We are a leading provider in North America of broadband communications access systems and software for fiber- and copper-based network architectures that enable communications service providers to connect to their residential and business subscribers. We enable CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. We focus solely on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. We develop and sell carrier-class hardware and software products, which we refer to as the Unified Access portfolio, that are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively.
We market our access systems and software to CSPs globally through our direct sales force as well as a limited number of resellers. At the end of the first quarter of 2014, over eighteen million ports of our Unified Access portfolio have been deployed at a growing number of CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. In addition, we have enabled over 1,000 customers who have deployed gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue decreased to $85.8 million for the three months ended March 29, 2014, from $90.5 million for the three months ended March 30, 2013. During the first quarter of 2014, we experienced softness in our business, as expected, due to lower demand across multiple customer markets, which we believe was due to a slowdown in capital expenditures caused by budgeting delays by our service-provider customers. Continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, large CSPs and customers in international markets. For the three months ended March 29, 2014, we had a net loss of $10.0 million. Our net loss was $6.2 million for the three months ended March 30, 2013. Since our inception we have incurred significant losses and, as of March 29, 2014, we had an accumulated deficit of $519.8 million.
Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, large customer purchase agreements with delayed revenue recognition, varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets. Customers typically purchase more products during our second and third fiscal quarters. Finally, in our fourth fiscal quarter, customer purchases typically increase as they are attempting to spend the rest of their budget for the year. As of March 29, 2014, our deferred revenue of $47.5 million primarily included certain contracts with customers who receive government supported loans and grants from the U.S. Department of Agriculture’s Rural Utility Service (“RUS”) that require installation services, as well as extended warranty services contracts that are recognized ratably over the period during which the services are to be performed. The timing of deferred recognition may cause significant fluctuations in our revenue and operating results from period to period.
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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013. During the three months ended March 29, 2014, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11"), which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists, with the purpose of reducing diversity in practice. Under the new standard update, with certain exceptions, the Company’s unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The accounting standard update became effective for the Company in the first quarter of 2014. As the Company’s disclosures already conform to the required presentation, adoption of this standard does not impact the financial position or results of operations of the Company.
Results of Operations
Comparison of the Three Months Ended March 29, 2014 and March 30, 2013
Revenue
The following table sets forth our revenue (in thousands, except percentages):

	Three Months Ended
	March 29, 2014	March 30, 2013	Variance in Dollars	Variance in Percent
Revenue	$85,820	$90,548	$(4,728)	(5)%
Our revenue decreased to $85.8 million for the three months ended March 29, 2014, from $90.5 million for the three months ended March 30, 2013. During the first quarter of 2014, we experienced softness in our business, as expected, due to lower demand across multiple customer markets, which was due to a slowdown in capital expenditures caused by budgeting delays by service providers, especially some of our largest customers in some territories.
Our revenue is principally derived in the United States. During the three months ended March 29, 2014, revenue generated in the United States represented approximately 88% of our total revenue. During the three months ended March 30, 2013, revenue generated in the United States represented approximately 86% of our total revenue. Notwithstanding that our revenue decreased domestically and internationally compared to last year, we expect international and overall revenue to grow as we expand our international markets.

Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue (in thousands, except percentages):

	Three Months Ended
	March 29, 2014	March 30, 2013	Variance in Dollars	Variance in Percent
Cost of revenue:
Products and services	$46,806	$47,345	$(539)	(1)%
Amortization of intangible assets	2,088	2,088	—	—%
Total cost of revenue	$48,894	$49,433	$(539)	(1)%
Gross profit	$36,926	$41,115	$(4,189)	(10)%
Gross margin	43%	45%
The decrease in cost of revenue during the three months ended March 29, 2014 compared with the corresponding period of fiscal 2013 was due to a $0.5 million decrease in products and services cost, which was primarily related to decreased revenue and lower margins from the recognition of several RUS-funded projects. The amortization of intangible assets remained at the same level.
Excluding amortization of intangible assets, gross margin decreased to 45% during the three months ended March 29, 2014 from 48% during the corresponding period of fiscal 2013, primarily due to a combination of product and customer mix, deferred and recognized or shipped revenues and movements in inventory reserves.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (in thousands, except percentages):

	Three Months Ended
	March 29, 2014	March 30, 2013	Variance in Dollars	Variance in Percent
Research and development	$19,630	$20,171	$(541)	(3)%
Percent of total revenue	23%	22%
The decrease in research and development expenses of $0.5 million during the three months ended March 29, 2014 compared with the corresponding period of fiscal 2013 was primarily due to a decrease in compensation and employee benefits expenses of $0.4 million resulting from the reduction in number of U.S. employees year over year and severance expenses incurred in the first quarter of 2013; as well as a reduction in previously acquired facility related expenses by $0.1 million.
We are continuing our strategic investments in our Unified Access portfolio. We intend to continue to dedicate significant resources to research and development and to develop new product capabilities to support the performance, scalability and management of our Unified Access portfolio.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended
	March 29, 2014	March 30, 2013	Variance in Dollars	Variance in Percent
Sales and marketing	$17,390	$15,801	$1,589	10%
Percent of total revenue	20%	17%
The increase in sales and marketing expenses during the three months ended March 29, 2014 compared with the corresponding period of fiscal 2013 was primarily due to a $1.1 million increase, in compensation and employee benefits-related and travel and entertainment costs due to increased headcount resulting from the hiring of additional employees to pursue our international expansion.
We will continue our investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives.

General and Administrative Expenses
The following table sets forth our general and administrative expenses (in thousands, except percentages):

	Three Months Ended
	March 29, 2014	March 30, 2013	Variance in Dollars	Variance in Percent
General and administrative	$7,251	$8,131	$(880)	(11)%
Percent of total revenue	8%	9%
The decrease in general and administrative expenses during the three months ended March 29, 2014 compared with the corresponding periods of fiscal 2013 was mostly due to a $0.9 million decrease in stock-based compensation primarily due to executive equity awards that completed vesting in 2013.
Provision for (benefit from) Income Taxes
The following table sets forth our provision for (benefit from) income taxes (in thousands, except percentages):

	Three Months Ended
	March 29, 2014	March 30, 2013	Variance in Dollars	Variance in Percent
Provision for (benefit from) income taxes	$110	$357	$(247)	(69)%
Effective tax rate	(1.1)%	(6.1)%
The Company has significant accumulated net operating losses which are subject to a full valuation allowance and, as such, has not received a benefit for these losses.
The income tax provision for the first three months of 2014 consisted primarily of state and foreign income taxes. The Company continues to carryforward the alternative minimum tax net operating loss acquired from Occam Networks, of approximately $5.1 million as of March 29, 2014, which will be used to offset future alternative minimum tax taxable income. The income tax provision for the first three months of 2013 primarily consisted of federal and state alternative minimum tax and state and foreign income taxes. The effective tax rates differ from the U.S. federal statutory rate of 34.0% due primarily to the tax affected change in the valuation allowance against our deferred tax assets.
ASC Topic 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has established and continues to maintain a full valuation allowance against our net deferred tax assets, with the exception of certain foreign deferred tax assets, as we do not believe that realization of those assets is more likely than not.
As of March 29, 2014 and December 31, 2013, the Company had unrecognized tax benefits of $14.4 million, none of which would affect the Company's effective tax rate if recognized.
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations and the 2010 initial public offering of our common stock. At March 29, 2014, we had cash and cash equivalents of $75.2 million, which consisted of deposits held at banks and money market mutual funds held at major financial institutions.
Operating Activities
The net cash used in operations of $5.2 million for the three months ended March 29, 2014 consisted primarily of net loss of $10.0 million and a decrease of $6.0 million reflected in the net change in assets and liabilities, partially offset by $10.8 million increase of non-cash charges. Non-cash charges consisted primarily of $4.6 million of amortization of intangibles, $2.3 million of depreciation and amortization and $3.9 million of stock-based compensation. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $12.3 million decrease in accounts payable due to payments to our manufacturers, a $5.8 million decrease in deferred revenue due to RUS-funded contracts recognized during the quarter and a $6.0 million decrease in inventory due to the absorption of the in-transit inventory in our books in December 2013.
In the three months ended March 30, 2013, operating activities provided cash of $2.4 million. Non-cash charges were $12.8 million (the majority of which consist of depreciation and amortization expense and stock-based compensation expense). Cash outflows from changes in operating assets and liabilities included primarily an $11.2 million increase in net accounts receivable due to the timing of shipments and a $5.3 million increase in deferred cost of revenue primarily related to the increased deferred revenue from certain RUS-funded contracts. Cash inflows from changes in operating assets and liabilities primarily resulted from a $10.4 million increase in deferred revenue as a result of increased shipments relating to certain RUS-funded contracts and a $4.1 million decrease in inventory due to improved inventory management.

Investing Activities
Our cash used in investing activities in the three months ended March 29, 2014 consisted of capital expenditures of $1.9 million primarily as a result of leasehold improvement, purchases of test equipment, computer equipment and software.
Our cash used in investing activities in the three months ended March 30, 2013 consisted of capital expenditures of $1.3 million primarily as a result of purchases of test equipment, computer equipment and software.
Financing Activities
Our financing activities used cash of $0.5 million in the three months ended March 29, 2014, which consisted of a $0.5 million payment of payroll taxes for the vesting of performance restricted stock units.
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
We have a credit facility with an aggregate principal amount of up to $50.0 million. The credit facility matures in July 2016, but may be extended up to two times (each extension for an additional one-year period) upon mutual agreement with the Lenders. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions. As of March 29, 2014, there was $50.0 million available for borrowing under this credit facility.
As of March 29, 2014, we had restricted cash of $0.3 million to collateralize outstanding letters of credit with Silicon Valley Bank.
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
Contractual Obligations and Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, and have not changed materially during the three months ended March 29, 2014 except for the following agreements entered into during 2014.
On March 4, 2014, we entered into a new commercial lease for our facility in Santa Barbara, California. The lease is set to commence on July 1, 2014 and expire on June 30, 2019. The total minimum future payment commitment under this lease is $1.0 million. In connection with this lease, we received an incentive consisting of $0.4 million that can be used for leasehold improvements.
On March 20, 2014 we entered into a new commercial lease for our facility in Richardson, Texas. This lease is set to commence on August 1, 2014 and expire on January 31, 2022. The total minimum future payment commitment under this lease is $1.5 million. In connection with this lease, we received an incentive consisting of $0.4 million that can be used for leasehold improvements.
Off-Balance Sheet Arrangements
As of March 29, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At March 29, 2014, we had cash and cash equivalents of $75.2 million and restricted cash of $0.3 million, which were held primarily in cash or money market funds. Due to the nature of these money market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
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

Foreign Currency Exchange Risk
In our view, our primary foreign currency exposures are economic, translation and transaction.
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
Our operating expenses are incurred primarily in the United States, with a small portion of expenses incurred in China associated with our research and development operations that are maintained there, and in the United Kingdom where our sales and services office is located. Our operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. For the three months ended March 29, 2014, approximately 91% of our operating expenses were U.S.-dollar denominated, 4% of our expenses were denominated in British pound and 5% in Chinese RMB. If the U.S. dollar had appreciated or depreciated by 10%, relative to the British pound and the Chinese RMB, our operating expenses for the first three months of 2014 would have decreased or increased by $0.4 million, or 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 29, 2014 was a net translation gain of approximately $11 thousand. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Condensed Consolidated Statements of Comprehensive Loss. During the three months ended March 29, 2014, the net loss we recognized related to these foreign exchange assets and liabilities was approximately $12 thousand.

ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of March 29, 2014, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.
Limitations on the Effectiveness of Controls
Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurance that our disclosure controls and procedures will achieve their objectives. However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

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

ITEM 1A. Risk Factors
We have identified the following additional risks and uncertainties that may affect our business, financial condition and/or results of operations. The risks described below include any material changes to and supersede the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 20, 2014. Investors should carefully consider the risks described below, together with the other information set forth in this Quarterly Report on Form 10-Q, before making any investment decision. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
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
Many of our customers were awarded grants or loans under government stimulus programs such as the Broadband Stimulus programs under the American Recovery and Reinvestment Act of 2009 ("ARRA") and have purchased and will continue to purchase products from us or other suppliers while such programs and funding remain in place. However, customers may substantially curtail future purchases of products as ARRA funding winds down or because all purchases have been completed. The timetable for completion of funded projects varies between the two agencies administering the awards. Projects funded under the Broadband Technology Opportunities Program, which is administered by the National Telecommunications and Information Administration, were required to be completed by September 30, 2013 and no government funds will be distributed for work undertaken after that date. Projects funded under the Broadband Initiatives Program, which is administered by the RUS, must be completed by June 30, 2015.
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

As the market for our products evolves, changing customer requirements may adversely affect the valuation of our inventory.
Customer demand for our products can change rapidly in response to market and technology developments. Demand can not only be affected by customer- or market-specific issues but also by broader economic and/or geopolitical factors. We may, from time to time, adjust inventory valuations downward in response to our assessment of demand from our customers for specific products or product lines.
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
We depend on certain proprietary technology for our success and ability to compete. As of March 29, 2014, we held 89 U.S. patents and had 35 pending U.S. patent applications. One of the U.S. patents is also covered by granted international patents in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.
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
We have received in the past and expect that in the future we may receive communications from competitors and other companies alleging that we may be infringing their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property or threatening litigation. In addition, we have agreed, and may in the future agree, to indemnify our customers for any expenses or liabilities resulting from certain claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that our products infringe, or may infringe on, the proprietary rights of third parties, with or without merit, could be time-consuming, resulting in costly litigation and diverting the efforts of our engineering teams and management. These claims could also result in product shipment delays or require us to modify our products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all.
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
The trading price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this report, and others such as:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales, or purchases made by or on behalf of us or by any affiliated purchaser, of our equity securities during the three months ended March 29, 2014.

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

10.1
Transition and Separation Agreement, by and between Calix, Inc. and Michael Ashby, dated February 11, 2014 (filed as Exhibit 10.16 to Calix's Annual Report on Form 10-K filed with the SEC on February 20, 2014 (File No. 001-34674) and incorporated by reference herein).

10.2
Calix, Inc. Non-Employee Director Cash Compensation Policy, effective January 31, 2014 (filed as Exhibit 10.21 to Calix's Annual Report on Form 10-K filed with the SEC on February 20, 2014 (File No. 001-34674) and incorporated by reference herein).

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

CALIX, INC. (Registrant)

Date: April 30, 2014	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2014	By:	/s/ William J. Atkins
William J. Atkins
Chief Financial Officer (Principal Financial Officer)