Form 10-Q
period 2014-06-28
CALIX, INC
filed 2014-07-31
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of July 21, 2014, there were 50,914,092 shares of the Registrant's common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 28, 2014	December 31, 2013
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$32,543	$82,747
Marketable securities	46,439	—
Restricted cash	295	295
Accounts receivable, net	47,330	43,520
Inventory	45,888	51,071
Deferred cost of revenue	15,957	21,076
Prepaid expenses and other current assets	5,038	5,757
Total current assets	193,490	204,466
Property and equipment, net	17,289	17,473
Goodwill	116,175	116,175
Intangible assets, net	34,460	43,740
Other assets	1,503	1,745
Total assets	$362,917	$383,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,850	$23,163
Accrued liabilities	34,689	32,075
Deferred revenue	26,346	34,862
Total current liabilities	73,885	90,100
Long-term portion of deferred revenue	18,640	18,431
Other long-term liabilities	958	1,145
Total liabilities	93,483	109,676
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 28, 2014 and December 31, 2013	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized; 50,910,446 shares and 50,224,952 shares issued and outstanding as of June 28, 2014 and December 31, 2013, respectively	1,273	1,256
Additional paid-in capital	791,756	782,253
Accumulated other comprehensive income	159	190
Accumulated deficit	(523,754)	(509,776)
Total stockholders’ equity	269,434	273,923
Total liabilities and stockholders’ equity	$362,917	$383,599

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue	$98,005	$94,439	$183,825	$184,987
Cost of revenue:
Products and services (1)	51,575	49,846	98,381	97,191
Amortization of intangible assets	2,088	2,088	4,176	4,176
Total cost of revenue	53,663	51,934	102,557	101,367
Gross profit	44,342	42,505	81,268	83,620
Operating expenses:
Research and development (1)	19,544	20,035	39,174	40,206
Sales and marketing (1)	18,455	17,079	35,845	32,880
General and administrative (1)	7,681	7,684	14,932	15,815
Amortization of intangible assets	2,552	2,552	5,104	5,104
Total operating expenses	48,232	47,350	95,055	94,005
Loss from operations	(3,890)	(4,845)	(13,787)	(10,385)
Interest and other income (expense), net:
Interest income	30	1	34	2
Interest expense	(58)	(42)	(115)	(70)
Other income (expense), net	70	(43)	103	(322)
Loss before provision for income taxes	(3,848)	(4,929)	(13,765)	(10,775)
Provision for income taxes	103	224	213	581
Net loss	$(3,951)	$(5,153)	$(13,978)	$(11,356)
Net loss per common share:
Basic and diluted	$(0.08)	$(0.10)	$(0.28)	$(0.23)
Weighted-average number of shares used to
compute net loss per common share:
Basic and diluted	50,573	49,153	50,425	49,034
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on available-for-sale
marketable securities adjustment, net	(25)	—	(25)	—
Foreign currency translation adjustment, net	(17)	30	(6)	12
Total other comprehensive (loss) income	(42)	30	(31)	12
Comprehensive loss	$(3,993)	$(5,123)	$(14,009)	$(11,344)

(1) Includes stock-based compensation as follows:
Cost of revenue	$354	$377	$708	$728
Research and development	1,306	1,300	2,486	2,486
Sales and marketing	1,462	1,464	2,830	2,743
General and administrative	1,282	2,134	2,282	4,037
	$4,404	$5,275	$8,306	$9,994

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Operating activities:
Net loss	$(13,978)	$(11,356)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,522	5,363
Loss on retirement of property and equipment	—	560
Amortization of intangible assets	9,280	9,280
Amortization of premiums related to available-for-sale securities	108	—
Stock-based compensation	8,306	9,994
Changes in operating assets and liabilities:
Accounts receivable, net	(3,809)	(3,207)
Inventory	5,183	5,880
Deferred cost of revenue	5,119	(7,991)
Prepaid expenses and other assets	960	(2,009)
Accounts payable	(10,313)	(90)
Accrued liabilities	2,601	464
Deferred revenue	(8,307)	16,001
Other long-term liabilities	(188)	311
Net cash (used in) provided by operating activities	(516)	23,200
Investing activities:
Purchase of marketable securities	(46,572)	—
Purchase of property and equipment	(4,328)	(3,265)
Net cash used in investing activities	(50,900)	(3,265)
Financing activities:
Proceeds from exercise of stock options	139	288
Proceeds from employee stock purchase plan	2,453	2,464
Taxes paid for awards vested under equity incentive plans	(1,377)	(312)
Net cash (used in) provided by financing activities	1,215	2,440
Effect of exchange rate changes on cash and cash equivalents	(3)	9
Net (decrease) increase in cash and cash equivalents	(50,204)	22,384
Cash and cash equivalents at beginning of period	82,747	46,995
Cash and cash equivalents at end of period	$32,543	$69,379

Non-cash investing activities:
Property and equipment acquired using credits from Ericsson Inc.	$—	$125

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
The Company's fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one fewer day in the six months ended June 28, 2014 than in the six months ended June 29, 2013, and the same number of days in the three months ended June 28, 2014 as in the three months ended June 29, 2013. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. Our significant accounting policies did not change during the six months ended June 28, 2014.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. Additionally, it supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard will be effective for the Company in the first quarter of fiscal 2017. Early adoption is not permitted. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11"), which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, the Company’s unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The accounting standard update became effective for the Company in the first quarter of 2014. As the Company’s disclosures already conform to the required presentation, adoption of this standard did not impact the financial position or results of operations of the Company.

3. Cash, Cash Equivalents and Marketable Securities
The Company has invested its excess cash primarily in money market funds and highly liquid corporate debt instruments. The Company considers all investments with maturities of three months or less when purchased to be cash equivalents. Marketable securities represent highly liquid debt instruments with maturities greater than 90 days at date of purchase. Marketable securities with maturities greater than one year are classified as current because management considers all marketable securities to be available for current operations.
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income in stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are reclassified from accumulated other comprehensive income to results of operations as other income (expense). The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. The Company reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent and ability to sell, or whether the Company will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company has evaluated its investments as of June 28, 2014 and has determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 28, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$17,377	$62,905
Money market funds	15,166	19,842
Total cash and cash equivalents	32,543	82,747
Marketable securities:
Corporate debt securities	41,048	—
Commercial paper	5,391	—
Total marketable securities	46,439	—
Total cash, cash equivalents and marketable securities	$78,982	$82,747

The carrying amounts of our money market funds approximate their fair values due to their nature, duration and short maturities.
As of June 28, 2014, the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$41,073	$1	$(26)	$41,048
Commercial paper	5,391	—	$—	5,391
Total marketable securities	$46,464	$1	$(26)	$46,439

As of June 28, 2014, there are no available-for-sale securities that have been in a continuous unrealized loss position in excess of twelve months.
As of June 28, 2014, the amortized cost and fair value of marketable securities by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$23,744	$23,734
Due in 1-2 years	$22,720	$22,705
Total marketable securities	$46,464	$46,439

4. Fair Value Measurements
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
The following table sets forth the Company's financial assets measured at fair value on a recurring basis as of June 28, 2014 and December 31, 2013, based on the three-tier fair value hierarchy (in thousands):

As of June 28, 2014	Level 1	Level 2	Total
Money market funds	$15,166	$—	$15,166
Corporate debt securities	—	41,048	41,048
Commercial paper	—	5,391	5,391
Total	$15,166	$46,439	$61,605

As of December 31, 2013	Level 1	Level 2	Total
Money market funds	$19,842	$—	$19,842
Corporate debt securities	—	—	—
Commercial paper	—	—	—
Total	$19,842	$—	$19,842
The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities and commercial paper classified as Level 2 were derived from quoted market prices for similar instruments indexed to prevailing market yield rates. The Company has no level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 28, 2014 and June 29, 2013.

5. Goodwill and Intangible Assets
Goodwill
Goodwill was recorded as a result of the Company's acquisitions of Occam Networks, Inc. (“Occam”) in February 2011 and Optical Solutions, Inc. ("OSI") in February 2006. This goodwill is not deductible for tax purposes, and there have been no adjustments to goodwill since the acquisition dates.
Goodwill is not amortized but instead is subject to an annual impairment test or more frequently if events or changes in circumstances indicate that it may be impaired. We evaluate goodwill on an annual basis at the end of the second quarter of each year. Management has determined that we operate as a single reporting unit and, therefore, evaluates goodwill impairment at the enterprise level. Management assessed qualitative factors to determine whether it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the Company was less than its carrying amount, including goodwill, as of June 28, 2014. In assessing the qualitative factors, management considered the impact of these key factors: macro-economic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities, market capitalization and stock price. Management concluded that the fair value of the Company was more likely than not greater than its carrying amount as of June 28, 2014. As such, it was not necessary to perform the two-step goodwill impairment test at the time.
Based on the above assessment, the Company concluded that there was no impairment to the carrying value of the Company's goodwill as of June 28, 2014.

Intangible Assets
Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of June 28, 2014 and December 31, 2013 are disclosed in the following table (in thousands):

	June 28, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(51,515)	$17,449	$68,964	$(47,339)	$21,625
Customer relationships	54,740	(37,729)	17,011	54,740	(32,625)	22,115
Total intangible assets, excluding goodwill	$123,704	$(89,244)	$34,460	$123,704	$(79,964)	$43,740
Amortization expense was $4.6 million for the three months ended June 28, 2014 and June 29, 2013. Amortization expense was $9.3 million for the six months ended June 28, 2014 and June 29, 2013.
As of June 28, 2014, expected future amortization expense for the fiscal years indicated is as follows (in thousands):

Period	Expected Amortization Expense
Remainder of 2014	$9,280
2015	18,561
2016	5,805
2017	814
Total	$34,460

6. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	June 28, 2014	December 31, 2013
Accounts receivable	$48,382	$44,642
Allowance for doubtful accounts	(390)	(358)
Product return reserve	(662)	(764)
Accounts receivable, net	$47,330	$43,520
Inventory consisted of the following (in thousands):

	June 28, 2014	December 31, 2013
Raw materials	$5,486	$6,591
Finished goods	40,402	44,480
Total inventory	$45,888	$51,071
Property and equipment, net consisted of the following (in thousands):

	June 28, 2014	December 31, 2013
Test equipment	$37,544	$36,932
Computer equipment and software	28,860	27,280
Furniture and fixtures	1,642	1,614
Leasehold improvements	7,346	7,077
Total	75,392	72,903
Accumulated depreciation and amortization	(58,103)	(55,430)
Property and equipment, net	$17,289	$17,473

Accrued liabilities consisted of the following (in thousands):

	June 28, 2014	December 31, 2013
Accrued warranty	$10,638	$10,856
Accrued compensation and related benefits	14,506	13,127
Accrued professional and consulting fees	2,441	1,634
Accrued excess and obsolete inventory at contract manufacturers	541	756
Accrued customer rebates	880	712
Accrued business travel expenses	755	540
Sales and use tax payable	756	521
Income taxes payable	477	368
Accrued other	3,695	3,561
Total accrued liabilities	$34,689	$32,075
Deferred revenue consisted of the following (in thousands):

	June 28, 2014	December 31, 2013
Product and services - current	$23,453	$32,051
Extended warranty - current	2,893	2,811
Extended warranty - non-current	18,556	18,335
Product and services - non-current	84	96
Total deferred revenue	$44,986	$53,293
Deferred cost of revenue consisted entirely of products and services.

7. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2013 are disclosed in our Annual Report on Form 10-K, and have not changed materially during the six months ended June 28, 2014 except for the following agreements entered into during 2014.
On March 4, 2014, the Company entered into a new commercial lease for a facility in Santa Barbara, California. The lease is set to commence on July 1, 2014 and expire on June 30, 2019. The total minimum future payment commitment under this lease is $1.0 million. In connection with this lease, the Company received an incentive consisting of $0.4 million that can be used for leasehold improvements, which will be amortized over the shorter of the lease term or estimated useful life of the assets.
On March 20, 2014, the Company entered into a new commercial lease for a facility in Richardson, Texas. This lease is set to commence on August 1, 2014 and expire on January 31, 2022. The total minimum future payment commitment under this lease is $1.5 million. In connection with this lease, the Company received an incentive consisting of $0.4 million that can be used for leasehold improvements, which will be amortized over the shorter of the lease term or estimated useful life of the assets.
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
Changes in the Company’s warranty reserve were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Balance at beginning of period	$10,827	$11,985	$10,856	$11,762
Warranty charged to cost of revenue	1,053	1,615	1,962	2,782
Utilization of warranty	(1,242)	(1,277)	(2,180)	(2,221)
Balance at end of period	$10,638	$12,323	$10,638	$12,323

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
On June 12, 2014 the plaintiffs filed a Motion to Compel Production of Documents by Defendants and Jefferies & Company, Inc. and For Sanctions Against Defendants. This motion seeks additional documents from defendants and from Jefferies, Occam’s former advisor, and requests that the court impose severe sanctions, up to and including a finding of liability against defendants. Defendants reject the suggestion that any additional documents should be produced and vigorously oppose the imposition of any sanctions.
The Company continues to believe that the allegations in the Second Amended Complaint are without merit and intends to continue to vigorously contest the action as it moves forward toward trial. However, there can be no assurance that the defendants will be successful in defending this ongoing action. In addition, the Company has obligations, under certain circumstances, to hold harmless and indemnify each of the former Occam directors and officers against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam's bylaws and certificate of incorporation. Such obligations may apply to this lawsuit and may ultimately result in the payment of indemnification amounts by the Company. The plaintiffs have not communicated any specific demand for damages. At this time, the Company is unable to quantify its indemnification risk, and an adverse result at trial could have a material adverse effect on the Company’s business, operating results or financial condition.The trial is scheduled for February 16, 2015.
The Company is not currently a party to any other legal proceedings that, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's business, operating results or financial condition.

8. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerator:
Net loss	$(3,951)	$(5,153)	$(13,978)	$(11,356)
Denominator:
Weighted-average common shares outstanding	50,573	49,153	50,425	49,034
Basic and diluted net loss per common share	$(0.08)	$(0.10)	$(0.28)	$(0.23)
Potentially dilutive shares, weighted average	5,262	5,526	5,011	5,251
For all periods presented, unvested restricted stock awards are included in the calculation of weighted-average common shares outstanding because such shares are participating securities; however, the impact was immaterial.

9. Stockholders’ Equity
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
Stock Options
During the three months ended June 28, 2014, the Company did not grant stock options. During the six months ended June 28, 2014, the Company granted 551,000 stock options at a weighted-average grant date fair value of $4.43 per share. During the three months ended June 28, 2014, 23,916 stock options were exercised at a weighted-average exercise price of $4.94 per share. During the six months ended June 28, 2014, 28,811 stock options were exercised at a weighted-average exercise price of $4.83 per share. As of June 28, 2014, unrecognized stock-based compensation expense of $6.8 million related to stock options, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock Units
During the three months ended June 28, 2014, 663,696 RSUs were granted with a weighted-average grant date fair value of $8.77 per share. During the six months ended June 28, 2014, 679,396 RSUs were granted with a weighted-average grant date fair value of $8.76 per share. During the three months ended June 28, 2014, 223,615 RSUs vested, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes, and were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $0.7 million were remitted to the relevant taxing authorities during the three months ended June 28, 2014. During the six months ended June 28, 2014, 225,751 RSUs vested, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes, and were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $0.7 million were remitted to the relevant taxing authorities during the six months ended June 28, 2014. As of June 28, 2014, unrecognized stock-based compensation expense of $12.1 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.3 years.
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
During the three months ended June 28, 2014, no PRSUs were granted. During the six months ended June 28, 2014, the Company granted 144,000 PRSUs with a weighted-average grant date fair value of $8.00 per unit. During the three months ended June 28, 2014, 4,681 PRSUs, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes, were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $23 thousand were remitted to the relevant taxing authorities during the three months ended June 28, 2014. During the six months ended June 28, 2014, 94,249 PRSUs, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes, were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $0.5 million were remitted to the relevant taxing authorities during the six months ended June 28, 2014. As of June 28, 2014, unrecognized stock-based compensation expense of $1.9 million related to PRSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Awards
During the three and six months ended June 28, 2014, no RSAs were granted. Upon the vesting of RSAs during the three and six months ended June 28, 2014, taxes withheld from employees of $0.1 million were remitted to the relevant taxing authorities. As of June 28, 2014, unrecognized stock-based compensation expense of $1.6 million related to RSAs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 1.1 years.
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
The offering periods under the ESPP are six-month periods commencing on June 1 and December 1 of each year. The price of common stock purchased under the plan is 85 percent of the lower of the fair market value of the common stock on the commencement date and exercise date of each six-month offering period. As of June 28, 2014, there were 2,220,221 shares available for issuance under the ESPP.
During the three and six months ended June 28, 2014, 353,594 shares were purchased under the ESPP. As of June 28, 2014, unrecognized stock-based compensation expense of $0.6 million related to the ESPP was expected to be recognized over a remaining service period of 5 months.
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

The following table summarizes the weighted-average assumptions used in estimating the grant-date fair value of stock options in the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Expected volatility	N/A	N/A	54%	62%
Expected life (years)	N/A	N/A	6.15	6.05
Expected dividend yield	N/A	N/A	—	—
Risk-free interest rate	N/A	N/A	1.91%	1.12%
Modification of Stock Awards
In February 2013, the Company entered into a Transition and Separation Agreement ("Agreement") with Roger Weingarth, the Company's former Executive Vice President and Chief Operating Officer. Under the Agreement, Mr. Weingarth transitioned to the role of advisor to the Chief Executive Officer of the Company effective as of April 1, 2013, and terminated his employment with the Company on March 31, 2014 ("Termination Date"). Upon his termination, the Agreement provided for, among other things, the acceleration of the vesting of his unvested stock options, RSAs and RSUs held by him as of the Termination Date.
In accordance with ASC Topic 718, total fair value of the accelerated stock awards after the modification was $0.6 million, which was recognized on a straight-line basis over the remaining service period through the Termination Date. During the three and six months ended June 28, 2014, $0.1 million of the total fair value has been recognized in general and administrative expenses.

10. Accumulated Other Comprehensive Income
The table below summarizes the changes in accumulated other comprehensive income by component for the periods indicated (in thousands).

	Three Months Ended
	June 28, 2014			June 29, 2013
	Unrealized Gains (Losses) on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains (Losses) on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$—	$201	$201	$—	$114	$114
Other comprehensive (loss) income before
reclassifications	(25)	(17)	(42)	—	30	30
Reclassification of realized gains and losses
on sales of marketable securities	—	—	—	—	—	—
Total other comprehensive (loss) income	(25)	(17)	(42)	—	30	30
Balance at end of period	$(25)	$184	$159	$—	$144	$144

	Six Months Ended
	June 28, 2014			June 29, 2013
	Unrealized Gains (Losses) on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains (Losses) on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$—	$190	$190	$—	$132	$132
Other comprehensive (loss) income before
reclassifications	(25)	(6)	(31)	—	12	12
Reclassification of realized gains and losses
on sales of marketable securities	—	—	—	—	—	—
Total other comprehensive (loss) income	(25)	(6)	(31)	—	12	12
Balance at end of period	$(25)	$184	$159	$—	$144	$144
Realized gains and losses on sales of available-for-sale marketable securities, if any, are reclassified from accumulated other comprehensive income to "Other income (expense)" in our Condensed Statements of Comprehensive Loss.

11. Credit Facility
The Company had a revolving credit facility ("Prior Credit Facility") of $30.0 million with Silicon Valley Bank based upon a percentage of eligible accounts receivable, which matured on June 30, 2013. After the Prior Credit Facility matured on June 30, 2013, the Company cash collateralized any outstanding letters of credit with Silicon Valley Bank. As of June 28, 2014, the Company had $0.3 million cash restricted for collateralizing the outstanding letters of credit with Silicon Valley Bank.
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
The credit facility includes affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type. Furthermore, the credit agreement requires us to maintain certain financial covenants, including a maximum consolidated leverage ratio, and a minimum consolidated liquidity ratio of cash, cash equivalents and accounts receivable to consolidated funded indebtedness. As of June 28, 2014, the Company was in compliance with these requirements.
The credit facility also includes customary events of default, the occurrence and continuation of which would provide the Lenders with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against us and the collateral securing the loans under the credit facility.
As of June 28, 2014, the Company had no outstanding letters of credit or borrowings under the credit facility.
The Company incurred $0.3 million of debt issuance costs that were directly attributable to the issuance of this credit facility. These costs will be amortized over three years starting from the effective date of the credit facility. As of June 28, 2014 and December 31, 2013, the unamortized debt issuance costs of $0.2 million were included within "Other assets" in our Condensed Consolidated Balance Sheets.

12. Income Taxes
The following table presents the provision for income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Provision for income taxes	$103	$224	$213	$581
Effective tax rate	(2.7)%	(4.5)%	(1.5)%	(5.4)%

The Company has incurred operating losses since inception and, as such, has not received a tax benefit for these losses. The income tax provision for the first six months of 2014 and 2013 primarily consisted of federal alternative minimum tax and state and foreign income taxes. The effective tax rates differ from the U.S. federal statutory rate of 34.0% due primarily to the tax affected change in the valuation allowance against the Company’s deferred tax assets.
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
As of June 28, 2014 and December 31, 2013, the Company had unrecognized tax benefits of $14.4 million, none of which would affect the Company's effective tax rate if recognized.

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
We market our access systems and software to CSPs globally through our direct sales force as well as a growing number of resellers. At the end of the second quarter of 2014, over 18 million ports of our Unified Access portfolio have been deployed at a growing number of CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. In addition, we have enabled over 1,000 customers who have deployed gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue was $98.0 million and $183.8 million for the three and six months ended June 28, 2014, respectively, compared to $94.4 million and $185.0 million for the three and six months ended June 29, 2013, respectively. During the second quarter of 2014, we experienced results in line with our expectations. Continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, large CSPs and customers in international markets. For the three and six months ended June 28, 2014, we had a net loss of $4.0 million and $14.0 million, respectively. Our net loss was $5.2 million and $11.4 million for the three and six months ended June 29, 2013, respectively. Since our inception we have incurred significant losses and, as of June 28, 2014, we had an accumulated deficit of $523.8 million.
Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, large customer purchase agreements with delayed revenue recognition, varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets. Customers typically purchase more products during our second and third fiscal quarters. Finally, in our fourth fiscal quarter, customer purchases can increase as they are attempting to spend the rest of their budget for the year. As of June 28, 2014, our deferred revenue of $45.0 million primarily included certain contracts with customers who receive government supported loans and grants from the U.S. Department of Agriculture’s Rural Utility Service (“RUS”) that require installation services, as well as extended warranty services contracts that are recognized ratably over the period during which the services are to be performed. The timing of deferred recognition may cause significant fluctuations in our revenue and operating results from period to period.
Cost of revenue is strongly correlated to revenue and will tend to fluctuate from all of the aforementioned factors that could impact revenue. Other factors that impact cost of revenue include changes in the mix of products and services delivered to our customers, customers and geographies, changes in the cost of our inventory and inventory write-downs. Cost of revenue includes fixed expenses related to our internal operations, which could impact our cost of revenue as a percentage of revenue, if there are large sequential fluctuations to revenue.
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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended

December 31, 2013. During the six months ended June 28, 2014, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. Additionally, it supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard will be effective for the Company in the first quarter of fiscal 2017. Early adoption is not permitted. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.
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
Results of Operations
Comparison of the Three and Six Months Ended June 28, 2014 and June 29, 2013
Revenue
The following table sets forth our revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Variance in Dollars	Variance in Percent	June 28, 2014	June 29, 2013	Variance in Dollars	Variance in Percent
Revenue	$98,005	$94,439	$3,566	4%	$183,825	$184,987	$(1,162)	(1)%
Our revenue increased to $98.0 million for the three months ended June 28, 2014, from $94.4 million for the three months ended June 29, 2013. During the second quarter of 2014, we experienced stronger bookings and shipments across all territories due to increased customer demand. This additional demand offset timing differences in revenue recognition from BBS contracts. The first half of fiscal 2014 compared to first half of 2013 was flat, due to strength in 2014's second quarter offsetting a first quarter that was lower than the same period in the prior year.
Our revenue is principally derived in the United States. During the three and six months ended June 28, 2014, revenue generated in the United States represented approximately 87% of our total revenue. International revenue was $12.6 million for the second quarter and $23.2 million for the first half of fiscal 2014 compared to $12.1 million and $24.8 million for the same periods in 2013. We expect international and overall revenue to grow as we expand our international markets as we add new customers.
We had one 10% customer again this quarter.

Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Variance in Dollars	Variance in Percent	June 28, 2014	June 29, 2013	Variance in Dollars	Variance in Percent
Cost of revenue:
Products and services	$51,575	$49,846	$1,729	3%	$98,381	$97,191	$1,190	1%
Amortization of intangible assets	2,088	2,088	—	—%	4,176	4,176	—	—%
Total cost of revenue	$53,663	$51,934	$1,729	3%	$102,557	$101,367	$1,190	1%
Gross profit	$44,342	$42,505	$1,837	4%	$81,268	$83,620	$(2,352)	(3)%
Gross margin	45%	45%			44%	45%
The increase in cost of revenue of $1.7 million and $1.2 million during the three and six months ended June 28, 2014 compared with the corresponding period of fiscal 2013 was primarily due to an increase in products and services cost as well as inventory reserves taken in 2014. The amortization of intangible assets remained at the same level.
Including amortization of intangible assets, gross margin increased to 45% during the three months ended June 28, 2014 from 44% during the corresponding period of fiscal 2013, primarily due to a combination of product and customer mix. This increase in gross margin during the three months ended June 28, 2014 compared with the corresponding period of fiscal 2013 was partially offset by an increase in inventory reserves in the same period in 2014. The decrease in gross margin during the six months ended June 28, 2014 was primarily related to decreased revenue and to the impact of inventory reserves taken during 2014. The amortization of intangible assets remained at the same level.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Variance in Dollars	Variance in Percent	June 28, 2014	June 29, 2013	Variance in Dollars	Variance in Percent
Research and development	$19,544	$20,035	$(491)	(2)%	$39,174	$40,206	$(1,032)	(3)%
Percent of total revenue	20%	21%			21%	22%
The decrease in research and development expenses of $0.5 million and $1.0 million during the three and six months ended June 28, 2014 compared with the corresponding period of fiscal 2013 was primarily due to a decrease in consulting expenses of $0.7 million for both periods, with the current quarter being offset by increased compensation and employee benefits expenses of $0.2 million.
We are continuing our strategic investments in our Unified Access portfolio. We intend to continue to dedicate significant resources to research and development and to develop new product capabilities to support the performance, scalability and management of our Unified Access portfolio. We expect to continue to incur research and development expenses in connection with our new and existing products and our expansion into international markets.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Variance in Dollars	Variance in Percent	June 28, 2014	June 29, 2013	Variance in Dollars	Variance in Percent
Sales and marketing	$18,455	$17,079	$1,376	8%	$35,845	$32,880	$2,965	9%
Percent of total revenue	19%	18%			19%	18%
The increase in sales and marketing expenses during the three and six months ended June 28, 2014 compared with the corresponding period of fiscal 2013 was primarily due to $1.2 million and $2.1 million increases in compensation and employee benefits, respectively. These were due to increased headcount resulting from the hiring of additional employees in 2014 compared to the same period in 2013, in order to support our domestic and international expansion.

We will continue our investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Variance in Dollars	Variance in Percent	June 28, 2014	June 29, 2013	Variance in Dollars	Variance in Percent
General and administrative	$7,681	$7,684	$(3)	—%	$14,932	$15,815	$(883)	(6)%
Percent of total revenue	8%	8%			8%	9%
During the three months ended June 28, 2014, the decrease in non-cash compensation of $0.8 million was offset by an increase of $0.7 million in consulting expenses compared to the same period in 2013. Similarly, the decrease in general and administrative expenses during the six months ended June 28, 2014 compared with the corresponding periods of fiscal 2013 was mostly due to a $1.8 million decrease in stock-based compensation primarily due to executive equity awards that completed vesting in 2013. This decrease in stock-based compensation was offset by increases in professional expenses of $0.8 million and of $0.5 million in new facility expenses in Texas and California.
Provision for Income Taxes
The following table sets forth our provision for income taxes (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Variance in Dollars	Variance in Percent	June 28, 2014	June 29, 2013	Variance in Dollars	Variance in Percent
Provision for income taxes	$103	$224	$(121)	(54)%	$213	$581	$(368)	(63)%
Effective tax rate	(2.7)%	(4.5)%			(1.5)%	(5.4)%
The Company has significant accumulated net operating losses which are subject to a full valuation allowance and, as such, has not received a benefit for these losses.
The income tax provision for the first six months of 2014 consisted primarily of state and foreign income taxes. The Company continues to carryforward the alternative minimum tax net operating loss acquired from Occam Networks, of approximately $5.1 million as of June 28, 2014, which will be used to offset future alternative minimum tax taxable income. The income tax provision for the first six months of 2013 primarily consisted of federal and state alternative minimum tax and state and foreign income taxes. The effective tax rates differ from the U.S. federal statutory rate of 34.0% due primarily to the tax affected change in the valuation allowance against our deferred tax assets.
ASC Topic 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has established and continues to maintain a full valuation allowance against our net deferred tax assets, with the exception of certain foreign deferred tax assets, as we do not believe that realization of those assets is more likely than not.
As of June 28, 2014 and December 31, 2013, the Company had unrecognized tax benefits of $14.4 million, none of which would affect the Company's effective tax rate if recognized.
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations and the 2010 initial public offering of our common stock. At June 28, 2014, we had cash, cash equivalents and marketable securities of $79.0 million, which consisted of deposits held at banks, money market mutual funds held at major financial institutions and highly liquid debt instruments.
Operating Activities
Net cash used in operations of $0.5 million in the six months ended June 28, 2014 consisted of net loss of $14.0 million and $8.7 million of cash flow decreases reflected in the net change in assets and liabilities, partially offset by $22.2 million of non-cash charges. The net decrease from assets and liabilities primarily consisted of a $10.3 million decrease in accounts payable due to payments to our manufacturers, a $3.8 million increase in accounts receivable and a $3.2 million net decrease in deferred revenue and deferred cost of revenue due to RUS-funded contracts recognized in the first quarter and BBS contracts recognized in the second quarter, partially offset by a $5.2 million decrease in inventories primarily due to the absorption of the in-transit inventory in our books in December 2013, a $2.6 million decrease in accrued liabilities and a $1.0 million decrease in prepaid expenses and other current assets. Non-cash charges primarily consisted of $9.3 million of amortization of intangible assets, $8.3 million of stock-based compensation and $4.5 million of depreciation and amortization.

Net cash provided by operations of $23.2 million in the six months ended June 29, 2013 consisted of a net loss of $11.4 million more than offset by $25.2 million of non-cash charges and $9.4 million of cash flow increases reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of $10.0 million of stock-based compensation, $9.3 million of amortization of intangible assets, $5.3 million of depreciation and amortization and a $0.6 million loss on retirement of property and equipment. The net increase from assets and liabilities primarily consisted of an $8.0 million net increase in deferred revenue and deferred cost of revenue as a result of increased shipments relating to certain RUS-funded contracts, a $5.9 million decrease in inventories due to improved inventory management and a $0.8 million increase in accrued liabilities and other long-term liabilities, partially offset by a $3.2 million increase in accounts receivable and a $2.0 million increase in prepaids and other current assets.
Investing Activities
Our investing activities used $50.9 million in the six months ended June 28, 2014, which consisted of $46.6 million in purchases of marketable securities, which provide higher yields than money market funds, and $4.3 million in capital expenditures for leasehold improvement, test equipment, computer equipment and software.
Our investing activities used $3.3 million in the six months ended June 29, 2013, which consisted of capital expenditures for test equipment, computer equipment and software.
Financing Activities
Our financing activities provided $1.2 million in the six months ended June 28, 2014, which consisted of $2.6 million in proceeds from the issuance of stock under the ESPP and from stock option exercises, partially offset by $1.4 million in stock withheld for employee payroll taxes due upon the vesting of awards under equity incentive plans.
Our financing activities provided $2.5 million in the six months ended June 29, 2013, which consisted of $2.8 million in proceeds from the issuance of stock under the ESPP and from stock option exercises, partially offset by $0.3 million in stock withheld for employee payroll taxes due upon the vesting of awards under equity incentive plans.
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
We have a credit facility with an aggregate principal amount of up to $50.0 million. The credit facility matures in July 2016, but may be extended up to two times (each extension for an additional one-year period) upon mutual agreement with the Lenders. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions. As of June 28, 2014, there was $50.0 million available for borrowing under this credit facility.
As of June 28, 2014, we had restricted cash of $0.3 million to collateralize outstanding letters of credit with Silicon Valley Bank.
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
Contractual Obligations and Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, and have not changed materially during the six months ended June 28, 2014 except for the following agreements entered into during 2014.
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
Off-Balance Sheet Arrangements
As of June 28, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At June 28, 2014, we had cash, cash equivalents and marketable securities of $79.0 million and restricted cash of $0.3 million, which were held primarily in cash, money market funds and highly liquid debt instruments. Due to the nature of these money market funds and debt instruments, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.
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
Our operating expenses are incurred primarily in the United States, with a small portion of expenses incurred in China associated with our research and development operations that are maintained there, and in the United Kingdom where our sales and services office is located. Our operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. For the six months ended June 28, 2014, approximately 91% of our operating expenses were U.S.-dollar denominated, 4% of our expenses were denominated in British pound and 5% in Chinese RMB. If the U.S. dollar had appreciated or depreciated by 10%, relative to the British pound and the Chinese RMB, our operating expenses for the first three months of 2014 would have decreased or increased by $0.4 million, or 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 28, 2014 was a net translation gain of approximately $6 thousand. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Condensed Consolidated Statements of Comprehensive Loss. During the six months ended June 28, 2014, the net loss we recognized related to these foreign exchange assets and liabilities was approximately $8 thousand.

ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of June 28, 2014, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level.

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
The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our competitors include companies such as ADTRAN, Inc., Alcatel- Lucent S.A., Arris Group, Inc., Ciena Corporation, Cisco Systems, Inc., Huawei Technologies Co., Ltd. and ZTE Corporation, among others.
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
We depend on certain proprietary technology for our success and ability to compete. As of June 28, 2014, we held 90 U.S. patents and had 38 pending U.S. patent applications. One of the U.S. patents is also covered by granted international patents in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.
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
We may need to raise additional capital to fund operations in the future. Although we believe that, based on our current level of operations and anticipated growth, our existing cash, cash equivalents and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. If future financings involve the issuance of equity securities, our then-existing stockholders would suffer dilution. If we raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies or otherwise respond to competitive pressures could be significantly limited. Any failure to obtain financing when and as required could force us to curtail our operations, which would harm our business.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales, or purchases made by or on behalf of us or by any affiliated purchaser, of our equity securities during the six months ended June 28, 2014.

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

CALIX, INC. (Registrant)

Date: July 31, 2014	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2014	By:	/s/ William J. Atkins
William J. Atkins
Chief Financial Officer (Principal Financial Officer)