Form 10-Q
period 2014-09-27
CALIX, INC
filed 2014-10-30
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of October 20, 2014, there were 51,122,666 shares of the Registrant's common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 27, 2014	December 31, 2013
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$39,399	$82,747
Marketable securities	48,400	—
Restricted cash	295	295
Accounts receivable, net	42,781	43,520
Inventory	43,845	51,071
Deferred cost of revenue	11,334	21,076
Prepaid expenses and other current assets	6,469	5,757
Total current assets	192,523	204,466
Property and equipment, net	20,159	17,473
Goodwill	116,175	116,175
Intangible assets, net	29,820	43,740
Other assets	1,346	1,745
Total assets	$360,023	$383,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,258	$23,163
Accrued liabilities	37,579	32,075
Deferred revenue	20,095	34,862
Total current liabilities	70,932	90,100
Long-term portion of deferred revenue	18,807	18,431
Other long-term liabilities	1,743	1,145
Total liabilities	91,482	109,676
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 27, 2014 and December 31, 2013	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized; 51,122,666 shares and 50,224,952 shares issued and outstanding as of September 27, 2014 and December 31, 2013, respectively	1,280	1,256
Additional paid-in capital	794,724	782,253
Accumulated other comprehensive income	139	190
Accumulated deficit	(527,602)	(509,776)
Total stockholders’ equity	268,541	273,923
Total liabilities and stockholders’ equity	$360,023	$383,599

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue	$105,769	$103,628	$289,594	$288,615
Cost of revenue:
Products and services (1)	58,600	54,132	156,981	151,323
Amortization of intangible assets	2,089	2,089	6,265	6,265
Total cost of revenue	60,689	56,221	163,246	157,588
Gross profit	45,080	47,407	126,348	131,027
Operating expenses:
Research and development (1)	19,930	19,777	59,104	59,983
Sales and marketing (1)	18,717	16,612	54,562	49,492
General and administrative (1)	7,625	8,478	22,557	24,293
Amortization of intangible assets	2,552	2,552	7,656	7,656
Total operating expenses	48,824	47,419	143,879	141,424
Loss from operations	(3,744)	(12)	(17,531)	(10,397)
Interest and other income (expense), net:
Interest income	52	2	86	4
Interest expense	(59)	(24)	(174)	(94)
Other income (expense), net	18	4	121	(318)
Loss before provision for (benefit from) income taxes	(3,733)	(30)	(17,498)	(10,805)
Provision for (benefit from) income taxes	115	(574)	328	7
Net (loss) income	$(3,848)	$544	$(17,826)	$(10,812)
Net (loss) income per common share:
Basic	$(0.08)	$0.01	$(0.35)	$(0.22)
Diluted	$(0.08)	$0.01	$(0.35)	$(0.22)
Weighted-average number of shares used to
compute net (loss) income per common share:
Basic	51,048	49,694	50,635	49,255
Diluted	51,048	51,142	50,635	49,255
Other comprehensive (loss) income, net of tax:
Unrealized losses on available-for-sale
marketable securities adjustment, net	(13)	—	(38)	—
Foreign currency translation adjustment, net	(7)	35	(13)	47
Total other comprehensive (loss) income	(20)	35	(51)	47
Comprehensive (loss) income	$(3,868)	$579	$(17,877)	$(10,765)

(1) Includes stock-based compensation as follows:
Cost of revenue	$206	$362	$914	$1,090
Research and development	1,207	1,179	3,693	3,665
Sales and marketing	1,316	1,395	4,146	4,138
General and administrative	1,084	2,035	3,366	6,072
	$3,813	$4,971	$12,119	$14,965

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Operating activities:
Net loss	$(17,826)	$(10,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,772	7,767
Loss on retirement of property and equipment	41	564
Amortization of intangible assets	13,921	13,921
Amortization of premiums related to available-for-sale securities	302	—
Gain on sale of available-for-sale securities	(1)	—
Stock-based compensation	12,119	14,965
Changes in operating assets and liabilities:
Restricted cash	—	(972)
Accounts receivable, net	739	5,098
Inventory	7,226	3,906
Deferred cost of revenue	9,742	(5,749)
Prepaid expenses and other assets	(315)	(466)
Accounts payable	(9,904)	1,269
Accrued liabilities	5,520	(1,224)
Deferred revenue	(14,391)	8,302
Other long-term liabilities	597	238
Net cash provided by operating activities	14,542	36,807
Investing activities:
Purchase of property and equipment	(9,481)	(5,475)
Purchase of marketable securities	(49,356)	—
Proceeds from sale of marketable securities	615	—
Net cash used in investing activities	(58,222)	(5,475)
Financing activities:
Proceeds from exercise of stock options	429	671
Proceeds from employee stock purchase plan	2,453	2,464
Taxes paid for awards vested under equity incentive plans	(2,505)	(2,102)
Payments for debt issuance costs	—	(301)
Net cash provided by financing activities	377	732
Effect of exchange rate changes on cash and cash equivalents	(45)	65
Net (decrease) increase in cash and cash equivalents	(43,348)	32,129
Cash and cash equivalents at beginning of period	82,747	46,995
Cash and cash equivalents at end of period	$39,399	$79,124

Non-cash investing activities:
Property and equipment acquired using credits from Ericsson Inc.	$—	$125

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Company and Basis of Presentation
Company
Calix, Inc. (together with its subsidiaries, “Calix,” the “Company,” “our,” “we,” or “us”) was incorporated in August 1999, and is a Delaware corporation. The Company is a leading global provider of broadband communications access systems and software for fiber- and copper-based network architectures that enable communications service providers ("CSPs") to transform their networks and connect to their residential and business subscribers. The Company enables CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. The Company focuses solely on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. The Company develops and sells carrier-class hardware and software products, which the Company refers to as the Unified Access portfolio, which are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively.
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
The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2013.
The Company's fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one fewer day in the nine months ended September 27, 2014 than in the nine months ended September 28, 2013, and the same number of days in the three months ended September 27, 2014 as in the three months ended September 28, 2013. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. Our significant accounting policies did not change during the nine months ended September 27, 2014.
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
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11"), which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard, the Company’s unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The accounting standard update became effective for the Company in the first quarter of 2014. As the Company’s disclosures already conform to the required presentation, adoption of this standard did not impact the financial position or results of operations of the Company.

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
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income in stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive income to results of operations as other income (expense).
The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. The Company reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent and ability to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The Company has evaluated its investments as of September 27, 2014 and has determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 27, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$14,885	$62,905
Money market funds	24,514	19,842
Total cash and cash equivalents	39,399	82,747
Marketable securities:
Corporate debt securities	43,004	—
Commercial paper	5,396	—
Total marketable securities	48,400	—
Total cash, cash equivalents and marketable securities	$87,799	$82,747

The carrying amounts of our money market funds approximate their fair values due to their nature, duration and short maturities.
As of September 27, 2014, the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$43,042	$1	$(39)	$43,004
Commercial paper	5,396	—	$—	5,396
Total marketable securities	$48,438	$1	$(39)	$48,400

As of September 27, 2014, there are no available-for-sale securities that have been in a continuous unrealized loss position in excess of twelve months.
As of September 27, 2014, the amortized cost and fair value of marketable securities by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$35,146	$35,124
Due in 1-2 years	$13,292	$13,276
Total marketable securities	$48,438	$48,400

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
The following table sets forth the Company's financial assets measured at fair value on a recurring basis as of September 27, 2014 and December 31, 2013, based on the three-tier fair value hierarchy (in thousands):

As of September 27, 2014	Level 1	Level 2	Total
Money market funds	$24,514	$—	$24,514
Corporate debt securities	—	43,004	43,004
Commercial paper	—	5,396	5,396
Total	$24,514	$48,400	$72,914

As of December 31, 2013	Level 1	Level 2	Total
Money market funds	$19,842	$—	$19,842
Corporate debt securities	—	—	—
Commercial paper	—	—	—
Total	$19,842	$—	$19,842
The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities and commercial paper classified as Level 2 were derived from quoted market prices for similar instruments indexed to prevailing market yield rates. The Company has no level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 27, 2014 and September 28, 2013.
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
At the end of the third quarter of 2014, management reviewed events and changes to its business subsequent to the 2014 annual impairment test and concluded that there were no indicators of impairment to the carrying value of goodwill during the three months ended September 27, 2014. As of September 27, 2014, there was no impairment to the carrying value of the Company's goodwill.

Intangible Assets
Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of September 27, 2014 and December 31, 2013 are disclosed in the following table (in thousands):

	September 27, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(53,606)	$15,358	$68,964	$(47,339)	$21,625
Customer relationships	54,740	(40,278)	14,462	54,740	(32,625)	22,115
Total intangible assets, excluding goodwill	$123,704	$(93,884)	$29,820	$123,704	$(79,964)	$43,740
Amortization expense was $4.6 million for the three months ended September 27, 2014 and September 28, 2013. Amortization expense was $13.9 million for the nine months ended September 27, 2014 and September 28, 2013.
As of September 27, 2014, expected future amortization expense for the fiscal years indicated is as follows (in thousands):

Period	Expected Amortization Expense
Remainder of 2014	$4,640
2015	18,561
2016	5,805
2017	814
Total	$29,820
6. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	September 27, 2014	December 31, 2013
Accounts receivable	$43,598	$44,642
Allowance for doubtful accounts	(256)	(358)
Product return reserve	(561)	(764)
Accounts receivable, net	$42,781	$43,520
Inventory consisted of the following (in thousands):

	September 27, 2014	December 31, 2013
Raw materials	$3,946	$6,591
Finished goods	39,899	44,480
Total inventory	$43,845	$51,071
Property and equipment, net consisted of the following (in thousands):

	September 27, 2014	December 31, 2013
Test equipment	$39,590	$36,932
Computer equipment and software	30,127	27,280
Furniture and fixtures	1,766	1,614
Leasehold improvements	6,386	7,077
Total	77,869	72,903
Accumulated depreciation and amortization	(57,710)	(55,430)
Property and equipment, net	$20,159	$17,473

Accrued liabilities consisted of the following (in thousands):

	September 27, 2014	December 31, 2013
Accrued warranty	$10,775	$10,856
Accrued compensation and related benefits	14,398	13,127
Accrued professional and consulting fees	3,429	1,634
Accrued excess and obsolete inventory at contract manufacturers	481	756
Accrued customer rebates	971	712
Accrued business travel expenses	1,019	540
Sales and use tax payable	711	521
Income taxes payable	566	368
Accrued other	5,229	3,561
Total accrued liabilities	$37,579	$32,075
Deferred revenue consisted of the following (in thousands):

	September 27, 2014	December 31, 2013
Product and services - current	$17,330	$32,051
Extended warranty - current	2,765	2,811
Extended warranty - non-current	18,728	18,335
Product and services - non-current	79	96
Total deferred revenue	$38,902	$53,293
Deferred cost of revenue consisted entirely of products and services.
7. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2013 are disclosed in our Annual Report on Form 10-K, and have not changed materially during the nine months ended September 27, 2014 except for the following agreements entered into during 2014.
On March 4, 2014, the Company entered into a new commercial lease for a facility in Santa Barbara, California. The lease commenced on July 1, 2014 and is set to expire on June 30, 2019. The total minimum future payment commitment under this lease is $1.0 million. In connection with this lease, the Company received an incentive consisting of $0.4 million that can be used for leasehold improvements, which will be amortized over the shorter of the lease term or estimated useful life of the assets.
On March 20, 2014, the Company entered into a new commercial lease for a facility in Richardson, Texas. This lease commenced on August 1, 2014 and is set to expire on January 31, 2022. The total minimum future payment commitment under this lease is $1.5 million. In connection with this lease, the Company received an incentive consisting of $0.4 million that can be used for leasehold improvements, which will be amortized over the shorter of the lease term or estimated useful life of the assets.
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
Changes in the Company’s warranty reserve were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Balance at beginning of period	$10,638	$12,323	$10,856	$11,762
Warranty charged to cost of revenue	839	992	3,364	3,774
Utilization of warranty	(702)	(1,955)	(3,445)	(4,176)
Balance at end of period	$10,775	$11,360	$10,775	$11,360

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
On June 12, 2014, the plaintiffs filed a Motion to Compel Production of Documents by Defendants and Jefferies & Company, Inc. and For Sanctions Against Defendants. This motion sought additional documents from defendants and from Jefferies, Occam’s former advisor, and requested that the court impose severe sanctions, up to and including a finding of liability against defendants. Defendants have rejected the suggestion that any additional documents should be produced and vigorously opposed the imposition of any sanctions. On September 3, 2014, the court denied the motion without prejudice as to defendants, directed counsel for the defendants to provide an affidavit clarifying the prior conduct of discovery, and ordered discovery into defendants’ document collection and review methodologies. The court also ordered Jefferies to produce additional documents. Those proceedings are ongoing.
On October 17, 2014, both parties filed expert witness reports.
The Company continues to believe that the allegations in the Second Amended Complaint are without merit and intends to continue to vigorously contest the action as it moves forward toward trial. However, there can be no assurance that the defendants will be successful in defending this ongoing action. In addition, the Company has obligations, under certain circumstances, to hold harmless and indemnify each of the former Occam directors and officers against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Occam's bylaws and certificate of incorporation. Such obligations may apply to this lawsuit and may ultimately result in the payment of indemnification amounts by the Company. The plaintiffs have not communicated any specific demand for damages. At this time, the Company is unable to quantify its indemnification risk, and an adverse result at trial could have a material adverse effect on the Company’s business, operating results or financial condition. The trial is scheduled for February 16, 2015.
The Company is not currently a party to any other legal proceedings that, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's business, operating results or financial condition.

8. Net (Loss) Income per Common Share
The following table sets forth the computation of basic and diluted net (loss) income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Numerator:
Net (loss) income	$(3,848)	$544	$(17,826)	$(10,812)
Denominator:
Weighted-average shares used to compute basic net (loss) income per common share	51,048	49,694	50,635	49,255
Effect of dilutive common stock equivalents	—	1,448	—	—
Weighted-average shares used to compute diluted net income (loss) per common share	51,048	51,142	50,635	49,255
Net (loss) income per common share, basic	$(0.08)	$0.01	$(0.35)	$(0.22)
Net (loss) income per common share, diluted	$(0.08)	$0.01	$(0.35)	$(0.22)
Potentially dilutive shares, weighted average	5,282	2,173	5,103	5,364
For all periods presented, unvested restricted stock awards are included in the calculation of weighted-average common shares outstanding because such shares are participating securities; however, the impact was immaterial.
Basic net (loss) income per common share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding during the reporting period. Diluted net (loss) income per common share is calculated by using the weighted-average number of common shares outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the shares of common stock underlying our outstanding dilutive stock options, restricted stock units, performance restricted stock units and purchase rights under the ESPP had been issued. The dilutive effect of these common stock equivalents is reflected in diluted earnings per common share by application of the treasury stock method.
Potentially dilutive shares are excluded from the computation of diluted net income (loss) per common share when their effect is antidilutive. These antidilutive shares were primarily from stock options, restricted stock units and performance restricted stock awards. In periods when we have incurred a net loss, diluted net loss per common share is the same as basic net loss per common share since the effect of all potentially dilutive securities is antidilutive.
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
Stock Options
During the three months ended September 27, 2014, the Company granted 329,000 stock options at a weighted-average grant date fair value of $4.20 per share. During the nine months ended September 27, 2014, the Company granted 880,000 stock options at a weighted-average grant date fair value of $4.34 per share. During the three months ended September 27, 2014, 43,055 stock options were exercised at a weighted-average exercise price of $6.73 per share. During the nine months ended September 27, 2014, 71,866 stock options were exercised at a weighted-average exercise price of $5.97 per share. As of September 27, 2014, unrecognized stock-based compensation expense of $6.7 million related to stock options, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Units
During the three months ended September 27, 2014, 115,433 RSUs were granted with a weighted-average grant date fair value of $8.40 per share. During the nine months ended September 27, 2014, 794,829 RSUs were granted with a weighted-average grant date fair value of $8.71 per share. During the three months ended September 27, 2014, 194,046 RSUs vested, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes, and were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $0.9 million were remitted to the relevant taxing authorities during the three months ended September 27, 2014. During the nine months ended September 27, 2014, 419,797 RSUs vested, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes, and were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $1.7 million were remitted to the relevant taxing authorities during the nine months ended September 27, 2014. As of September 27, 2014, unrecognized stock-based compensation expense of $13.0 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.6 years.
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
During the three months ended September 27, 2014, no PRSUs were granted. During the nine months ended September 27, 2014, the Company granted 144,000 PRSUs with a weighted-average grant date fair value of $8.00 per unit. During the three months ended September 27, 2014, no PRSUs were converted to shares of common stock. During the nine months ended September 27, 2014, 129,164 PRSUs vested and were converted into 94,249 shares of common stock, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes. Taxes withheld from employees of $0.5 million were remitted to the relevant taxing authorities during the nine months ended September 27, 2014. As of September 27, 2014, unrecognized stock-based compensation expense of $1.4 million related to PRSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 1.3 years.
Restricted Stock Awards
During the three and nine months ended September 27, 2014, no RSAs were granted. Upon the vesting of RSAs during the three and nine months ended September 27, 2014, taxes withheld from employees of $0.2 million and $0.3 million, respectively, were remitted to the relevant taxing authorities. As of September 27, 2014, unrecognized stock-based compensation expense of $1.1 million related to RSAs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 0.8 years.
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
The offering periods under the ESPP are six-month periods commencing on June 1 and December 1 of each year. The price of common stock purchased under the plan is 85 percent of the lower of the fair market value of the common stock on the commencement date and end date of each six-month offering period. As of September 27, 2014, there were 2,220,221 shares available for issuance under the ESPP.
There were no shares purchased under the ESPP during the three months ended September 27, 2014. During the nine months ended September 27, 2014, 353,594 shares were purchased under the ESPP. As of September 27, 2014, unrecognized stock-based compensation expense of $0.2 million related to the ESPP was expected to be recognized over a remaining service period of 2 months.
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
The following table summarizes the weighted-average assumptions used in estimating the grant-date fair value of stock options in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Expected volatility	52%	58%	53%	62%
Expected life (years)	6.19	6.08	6.16	6.05
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.94%	1.63%	1.92%	1.14%
Modification of Stock Awards
In February 2013, the Company entered into a Transition and Separation Agreement ("Agreement") with Roger Weingarth, the Company's former Executive Vice President and Chief Operating Officer. Under the Agreement, Mr. Weingarth transitioned to the role of advisor to the Chief Executive Officer of the Company effective as of April 1, 2013, and terminated his employment with the Company on March 31, 2014 ("Termination Date"). Upon his termination, the Agreement provided for, among other things, the acceleration of the vesting of his unvested stock options, RSAs and RSUs held by him as of the Termination Date. In accordance with ASC Topic 718, total fair value of the accelerated stock awards after the modification was $0.6 million, which was recognized on a straight-line basis over the remaining service period through the Termination Date. During the three and nine months ended September 27, 2014, $0.1 million of the total fair value has been recognized in general and administrative expenses.

10. Accumulated Other Comprehensive Income
The table below summarizes the changes in accumulated other comprehensive income (loss) by component for the periods indicated (in thousands).

	Three Months Ended
	September 27, 2014			September 28, 2013
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(25)	$184	$159	$—	$144	$144
Other comprehensive (loss) income before
reclassification adjustment	(12)	(7)	(19)	—	35	35
Reclassification adjustment for realized gains on
marketable securities included in net (loss) income	(1)	—	(1)	—	—	—
Other comprehensive (loss) income	(13)	(7)	(20)	—	35	35
Balance at end of period	$(38)	$177	$139	$—	$179	$179

	Nine Months Ended
	September 27, 2014			September 28, 2013
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$—	$190	$190	$—	$132	$132
Other comprehensive (loss) income before
reclassification adjustments	(37)	(13)	(50)	—	47	47
Reclassification adjustment for realized gains on
marketable securities included in net (loss) income	(1)	—	(1)	—	—	—
Other comprehensive (loss) income	(38)	(13)	(51)	—	47	47
Balance at end of period	$(38)	$177	$139	$—	$179	$179
Realized gains and losses on sales of available-for-sale marketable securities, if any, are reclassified from accumulated other comprehensive income to "Other income (expense)" in our Condensed Consolidated Statements of Comprehensive (Loss) Income.
11. Credit Facility
The Company had a revolving credit facility ("Prior Credit Facility") of $30.0 million with Silicon Valley Bank based upon a percentage of eligible accounts receivable, which matured on June 30, 2013. After the Prior Credit Facility matured on June 30, 2013, the Company cash collateralized any outstanding letters of credit with Silicon Valley Bank. As of September 27, 2014, the Company had $0.3 million cash restricted for collateralizing the outstanding letters of credit with Silicon Valley Bank.
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
The credit facility includes affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type. Furthermore, the credit agreement requires us to maintain certain financial covenants, including a maximum consolidated leverage ratio, and a minimum consolidated liquidity ratio of cash, cash equivalents and accounts receivable to consolidated funded indebtedness. As of September 27, 2014, the Company was in compliance with these requirements.
The credit facility also includes customary events of default, the occurrence and continuation of which would provide the Lenders with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against us and the collateral securing the loans under the credit facility.
As of September 27, 2014, the Company had no outstanding letters of credit or borrowings under the credit facility.
The Company incurred $0.3 million of debt issuance costs that were directly attributable to the issuance of this credit facility. These costs will be amortized over three years starting from the effective date of the credit facility and are included within "other assets" in our Condensed Consolidated Balance Sheets. As of September 27, 2014, unamortized debt issuance costs were $0.2 million.
12. Income Taxes
The following table presents the provision for (benefit from) income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Provision for (benefit from) income taxes	$115	$(574)	$328	$7
Effective tax rate	(3.1)%	1,904.9%	(1.9)%	(0.1)%
The Company has incurred operating losses since inception and, as such, has not received a tax benefit for these losses. The income tax provision for the first nine months of 2014 consisted primarily of state and foreign income taxes and state alternative minimum tax ("AMT"). The Company continues to carry forward the AMT net operating loss ("NOL") acquired from Occam Networks, of approximately $4.9 million as of September 27, 2014, which can be used to offset future AMT taxable income. The income tax provision for the first nine months of 2013 primarily consisted of state AMT and state and foreign income taxes net of the tax benefit recorded resulting from the utilization of a portion of the AMT NOL acquired from Occam. The effective tax rates differ from the U.S. federal statutory rate of 34.0% due primarily to the tax affected change in the valuation allowance against the Company’s deferred tax assets.
ASC Topic 740, Income Taxes, ("ASC Topic 740"), provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has established and continues to maintain a full valuation allowance against its net deferred tax assets, with the exception of certain foreign deferred tax assets, as the Company does not believe that realization of those foreign assets is more likely than not.
As of September 27, 2014 and December 31, 2013, the Company had unrecognized tax benefits of $14.8 million and $14.4 million, respectively, none of which would affect the Company's effective tax rate if recognized.
ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing, any statements regarding product development, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the above. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the Risk Factors set forth under Part II, Item 1A below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

Overview
We are a leading global provider of broadband communications access systems and software for fiber- and copper-based network architectures that enable communications service providers to connect to their residential and business subscribers. We enable CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. We focus solely on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. We develop and sell carrier-class hardware and software products, which we refer to as the Unified Access portfolio, that are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively.
We market our access systems and software to CSPs globally through our direct sales force as well as a growing number of resellers. At the end of the third quarter of 2014, over 19 million ports of our Unified Access portfolio have been deployed at a growing number of CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. In addition, we have over 1,000 customers who have deployed gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue was $105.8 million and $289.6 million for the three and nine months ended September 27, 2014, respectively, compared to $103.6 million and $288.6 million for the three and nine months ended September 28, 2013, respectively. During the third quarter of 2014, we experienced results in line with our expectations. Continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, large CSPs and customers in international markets. For the three and nine months ended September 27, 2014, we had a net loss of $3.8 million and $17.8 million, respectively. Our net income was $0.5 million for the three months ended September 28, 2013, and our net loss $10.8 million for the nine months ended September 28, 2013. Since our inception we have incurred significant losses and, as of September 27, 2014, we had an accumulated deficit of $527.6 million.
Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, customer purchase agreements with provisions that delay revenue recognition, varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets. Customers typically purchase more products during our second and third fiscal quarters. Finally, in our fourth fiscal quarter, purchases can increase if customers attempt to spend the rest of their budgeted funds for the year. As of September 27, 2014, our deferred revenue of $38.9 million included certain contracts with customers who received loans and grants from the U.S. Department of Agriculture’s Rural Utility Service (“RUS”) that require installation services, as well as extended warranty services contracts that are recognized ratably over the period during which the services are to be performed. The timing of deferred revenue recognition may cause significant fluctuations in our reported revenue and operating results from period to period.
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
Our gross profit and gross margin have been, and will likely continue to be, impacted by several factors, including new product introduction or upgrades to existing products, changes in customer mix, changes in the mix of products and services demanded and sold (and any related write-downs of existing inventory), shipment volumes, changes in our product costs, changes in pricing and the extent of customer rebates and incentive programs. Our gross margin could increase due to favorable changes in these factors, for example, increases in sales of our advanced E-Series Ethernet service access platforms, new introductions of our P-Series optical network terminals and reductions in the impact of rebate or similar programs. Our gross margin could decrease due to unfavorable changes in factors such as increased product costs, pricing decreases due to competitive pressure and unfavorable customer or product mix. Changes in these factors could have a material impact on our future average selling prices and unit costs. The timing of deferred revenue recognition and related deferred costs could also have a material impact on our gross profit and gross margin results. The timing of recognition and the relative size of these arrangements could cause large fluctuations in our gross profit from period to period.
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

Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013. During the nine months ended September 27, 2014, there have been no significant changes in our critical accounting policies and estimates.
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
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11"), which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists, with the purpose of reducing diversity in practice. Under the new standard, with certain exceptions, the Company’s unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The accounting standard update became effective for the Company in the first quarter of 2014. As the Company’s disclosures already conform to the required presentation, adoption of this standard does not impact the financial position or results of operations of the Company.
Results of Operations
Comparison of the Three and Nine Months Ended September 27, 2014 and September 28, 2013
Revenue
The following table sets forth our revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 27, 2014	September 28, 2013	Variance in Dollars	Variance in Percent	September 27, 2014	September 28, 2013	Variance in Dollars	Variance in Percent
Revenue	$105,769	$103,628	$2,141	2%	$289,594	$288,615	$979	—%
Our revenue increased to $105.8 million for the three months ended September 27, 2014, from $103.6 million for the three months ended September 28, 2013. During the third quarter of 2014, compared to the same period last year, we experienced stronger bookings and shipments across all territories due to increased customer demand. We also recognized additional revenue derived from contracts funded by the Broadband Stimulus Programs under the American Recovery and Reinvestment Act of 2009 ("BBS") as we received project acceptance from our customers. The variance between the first nine months of fiscal 2014 compared to first nine months of 2013 was flat, due to stronger bookings in 2014 offset by lower deferred revenue recognition than in the same period in the prior year.
Our revenue is principally derived in the United States. During the three and nine months ended September 27, 2014, revenue generated in the United States represented approximately 87% of our total revenue. International revenue was $13.8 million for the third quarter and $36.8 million for the first nine months of fiscal 2014 compared to, respectively, $10.7 million and $35.6 million for the same periods in 2013. We expect international and overall revenue to grow as we expand our international markets as we add new customers.
We had one 10% customer again this quarter.

Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 27, 2014	September 28, 2013	Variance in Dollars	Variance in Percent	September 27, 2014	September 28, 2013	Variance in Dollars	Variance in Percent
Cost of revenue:
Products and services	$58,600	$54,132	$4,468	8%	$156,981	$151,323	$5,658	4%
Amortization of intangible assets	2,089	2,089	—	—%	6,265	6,265	—	—%
Total cost of revenue	$60,689	$56,221	$4,468	8%	$163,246	$157,588	$5,658	4%
Gross profit	$45,080	$47,407	$(2,327)	(5)%	$126,348	$131,027	$(4,679)	(4)%
Gross margin	43%	46%			44%	45%

The increase in cost of revenue of $4.5 million and $5.7 million during the three and nine months ended September 27, 2014 compared with the corresponding periods of fiscal 2013 was due to changes in product and customer mix and to inventory write-downs taken in 2014. In the third quarter of 2014, we wrote-down $2.1 million of our inventory, bringing total inventory write-downs to $4.7 million for the nine months ended September 27, 2014. Last year, we wrote-down $0.2 million and $0.5 million during the three and nine months ended September 28, 2013, respectively. The inventory write-downs in our most current period related primarily to lower than anticipated growth in sales of products we acquired from Ericsson in November 2012 for sale in international markets outside of North America. The inventory write-downs for the nine-months ended September 2014 related to these Ericsson products as well as other write-downs for other slow moving inventory for sale in North American markets. The amortization of intangible assets remained at the same level.
Including amortization of intangible assets, gross margin decreased to 43% during the three months ended September 27, 2014 and 44% for the nine months ended September 27, 2014, from 46% and 45% during the corresponding periods of fiscal 2013. The decrease in gross margin during the three and nine month periods ended September 27, 2014 compared with the corresponding periods of fiscal 2013 was primarily due to an increase in inventory write-downs, particularly during the third quarter of 2014. The amortization of intangible assets remained at the same level. We expect to have lower levels of inventory write-downs in future periods, and as a result we do not expect that our gross margin in future periods would be similarly negatively impacted.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 27, 2014	September 28, 2013	Variance in Dollars	Variance in Percent	September 27, 2014	September 28, 2013	Variance in Dollars	Variance in Percent
Research and development	$19,930	$19,777	$153	1%	$59,104	$59,983	$(879)	(1)%
Percent of total revenue	19%	19%			20%	21%
The decrease in research and development expenses of $0.9 million during the nine months ended September 27, 2014 compared with the corresponding period of fiscal 2013 was primarily due to a decrease in consulting services related to back-office certifications, which offset an increase in compensation. We increased our research and development work force by hiring new employees which led to an increase in compensation for the third quarter 2014 compared to the same period of 2013.
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
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 27, 2014	September 28, 2013	Variance in Dollars	Variance in Percent	September 27, 2014	September 28, 2013	Variance in Dollars	Variance in Percent
Sales and marketing	$18,717	$16,612	$2,105	13%	$54,562	$49,492	$5,070	10%
Percent of total revenue	18%	16%			19%	17%

The increase in sales and marketing expenses during the three and nine months ended September 27, 2014 compared with the corresponding period of fiscal 2013 was primarily due to $1.6 million and $4.0 million increases in compensation and employee benefits, travel and entertainment and consulting expenses, respectively. These were due to increased headcount resulting from the hiring of additional employees in 2014 compared to the same period in 2013, in order to support our domestic and international expansion.
We will continue our investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 27, 2014	September 28, 2013	Variance in Dollars	Variance in Percent	September 27, 2014	September 28, 2013	Variance in Dollars	Variance in Percent
General and administrative	$7,625	$8,478	$(853)	(10)%	$22,557	$24,293	$(1,736)	(7)%
Percent of total revenue	7%	8%			8%	8%
During the three months ended September 27, 2014, a decrease in non-cash compensation of $0.9 million was offset by an increase of $0.2 million in salary expenses compared to the same period in 2013. Similarly, the decrease in general and administrative expenses during the nine months ended September 27, 2014 compared with the corresponding periods of fiscal 2013 was mostly due to a $2.7 million decrease in stock-based compensation due to executive equity awards that completed vesting in 2013. This decrease in stock-based compensation was offset by increases in salaries, professional expenses of $0.6 million and of $0.3 million in new facility expenses in Texas and California.
Provision for (Benefit from) Income Taxes
The following table sets forth our provision for (benefit from) income taxes (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 27, 2014	September 28, 2013	Variance in Dollars	Variance in Percent	September 27, 2014	September 28, 2013	Variance in Dollars	Variance in Percent
Provision for (benefit from) income taxes	$115	$(574)	$689	(120)%	$328	$7	$321	4,586%
Effective tax rate	(3.1)%	1,904.9%			(1.9)%	(0.1)%
We have significant accumulated net operating losses which are subject to a full valuation allowance and, as such, have not received a benefit for these losses.
The income tax provision for the first nine months of 2014 consisted primarily of state and foreign income taxes and state alternative minimum tax ("AMT"). The Company continues to carry forward the AMT net operating loss ("NOL") acquired from Occam Networks, of approximately $4.9 million as of September 27, 2014, which can be used to offset future AMT taxable income. The income tax provision for the first nine months of 2013 primarily consisted of state AMT and state and foreign income taxes net of the tax benefit recorded resulting from the utilization of a portion of the AMT NOL acquired from Occam. The effective tax rates differ from the U.S. federal statutory rate of 34.0% due primarily to the tax affected change in the valuation allowance against our deferred tax assets.
ASC Topic 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has established and continues to maintain a full valuation allowance against our net deferred tax assets, with the exception of certain foreign deferred tax assets, as we do not believe that realization of those foreign assets is more likely than not.
As of September 27, 2014 and December 31, 2013, we had unrecognized tax benefits of $14.8 million and $14.4 million, respectively, none of which would affect our effective tax rate if recognized.
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations and the 2010 initial public offering of our common stock. At September 27, 2014, we had cash, cash equivalents and marketable securities of $87.8 million, which consisted of deposits held at banks, money market mutual funds held at major financial institutions and highly liquid debt instruments.
Operating Activities
Net cash provided by operations of $14.5 million in the nine months ended September 27, 2014 consisted of a net loss of $17.8 million and $0.8 million of cash flow decreases reflected in the net change in assets and liabilities, more than offset by $33.1 million of non-cash charges. The net decrease from assets and liabilities primarily consisted of a $9.9 million decrease in accounts payable due to payments to our manufacturers, a $4.6 million net decrease in deferred revenue and deferred cost of revenue due to RUS-funded contracts recognized in the first quarter and BBS contracts recognized in the second quarter and a $0.3 million increase in prepaid expenses and other assets, partially offset by a $7.2 million decrease in inventories primarily due to the absorption of the in-transit inventory in our books in December 2013, a $6.1 million increase in accrued and other long-term liabilities and a $0.7 million decrease in accounts receivable. Non-cash charges primarily consisted of $13.9 million of amortization of intangible assets, $12.1 million of stock-based compensation, $6.8 million of depreciation and amortization and $0.3 million of amortization of premiums related to available-for-sale securities.
Net cash provided by operations of $36.8 million in the nine months ended September 28, 2013 consisted of a net loss of $10.8 million more than offset by $37.2 million of non-cash charges and $10.4 million of cash flow increases reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of $15.0 million of stock-based compensation, $13.9 million of amortization of intangible assets, $7.8 million of depreciation and amortization and a $0.5 million loss on retirement of property and equipment. The net increase from assets and liabilities primarily consisted of a $5.1 million decrease in accounts receivable due to strong collections, a $3.9 million decrease in inventories, a $2.6 million net increase in deferred revenue and deferred cost of revenue as a result of increased shipments relating to certain RUS-funded contracts and increased extended warranty service contracts, and a $1.3 million increase in accounts payable due to the timing of inventory receipts and payments, partially offset by a $1.2 million decrease in accrued liabilities primarily due to the timing of our sales commissions payout, a $1.0 million increase in restricted cash to collateralize outstanding letters of credit with Silicon Valley Bank and a $0.5 million increase in prepaids and other current assets.
Investing Activities
Our investing activities used $58.2 million of cash in the nine months ended September 27, 2014, which consisted of $48.7 million in net purchases of marketable securities, which provide higher yields than money market funds, and $9.5 million in capital expenditures for leasehold improvement, test equipment, computer equipment and software.
Our investing activities used $5.5 million of cash in the nine months ended September 28, 2013, which consisted of capital expenditures for test equipment, computer equipment and software.
Financing Activities
Our financing activities provided $0.4 million of cash in the nine months ended September 27, 2014, which consisted of $2.9 million in proceeds from the issuance of stock under the ESPP and from stock option exercises, partially offset by $2.5 million in stock withheld for employee payroll taxes due upon the vesting of awards under equity incentive plans.
Our financing activities provided $0.7 million of cash in the nine months ended September 28, 2013, which consisted of $3.1 million in proceeds from the issuance of stock under the ESPP and from stock option exercises, partially offset by $2.1 million in stock withheld for employee payroll taxes due upon the vesting of awards under equity incentive plans and $0.3 million paid for debt issuance costs associated with the credit agreement that we entered into with Bank of America.
Working Capital and Capital Expenditure Needs
We currently have no material cash commitments, except for normal recurring trade payables, expense accruals, operating leases and non-cancelable firm purchase commitments. In addition, we believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.
We have a credit facility with an aggregate principal amount of up to $50.0 million. The credit facility matures in July 2016, but may be extended up to two times (each extension for an additional one-year period) upon mutual agreement with the Lenders. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions. As of September 27, 2014, there was $50.0 million available for borrowing under this credit facility.
As of September 27, 2014, we had restricted cash of $0.3 million to collateralize outstanding letters of credit with Silicon Valley Bank.
We believe based on our current operating plan, our existing cash, cash equivalents, marketable securities and amounts available under our credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be harmed.
Contractual Obligations and Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, and have not changed materially during the nine months ended September 27, 2014 except for the following agreements entered into during 2014.
On March 4, 2014, we entered into a new commercial lease for our facility in Santa Barbara, California. The lease commenced on July 1, 2014 and is set to expire on June 30, 2019. The total minimum future payment commitment under this lease is $1.0 million. In connection with this lease, we received an incentive consisting of $0.4 million that can be used for leasehold improvements.

On March 20, 2014 we entered into a new commercial lease for our facility in Richardson, Texas. This lease commenced on August 1, 2014 and is set to expire on January 31, 2022. The total minimum future payment commitment under this lease is $1.5 million. In connection with this lease, we received an incentive consisting of $0.4 million that can be used for leasehold improvements.
Off-Balance Sheet Arrangements
As of September 27, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At September 27, 2014, we had cash, cash equivalents and marketable securities of $87.8 million and restricted cash of $0.3 million, which were held primarily in cash, money market funds and highly liquid debt instruments. Due to the nature of these money market funds and debt instruments, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.
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
Translation Exposure
Our sales contracts are primarily denominated in U.S. dollars and, therefore, the majority of our revenues are not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect expenses related to the foreign assets and liabilities of our subsidiaries in China and the United Kingdom, whose functional currencies are the Chinese Renminbi ("RMB") and British pound sterling, respectively.
Our operating expenses are incurred primarily in the United States, with a small portion of expenses incurred in China associated with our research and development operations maintained there, and in the United Kingdom where our international sales and services office is located. Our international operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. For the nine months ended September 27, 2014, approximately 91% of our operating expenses were U.S.-dollar denominated, 4% of our expenses were denominated in British pound and 5% in Chinese RMB. If the U.S. dollar had appreciated or depreciated by 10%, relative to the British pound and the Chinese RMB, our operating expenses for the first nine months of 2014 would have decreased or increased by approximately $1.3 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 27, 2014 was a net translation loss of approximately $13,000. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Condensed Consolidated Statements of Comprehensive Loss. During the nine months ended September 27, 2014, the net loss we recognized related to these foreign exchange assets and liabilities was approximately $22,000.

ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of September 27, 2014, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective at the reasonable assurance level.
Limitations on the Effectiveness of Controls
Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurance that our disclosure controls and procedures will achieve their objectives. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. Our management recognizes that a control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.
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
We have marked with an asterisk (*) those risks described below that reflect material substantive changes from the risks described under “Risk Factors” included in our Quarterly Report on Form 10-Q for the second quarter of 2014.
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
We have experienced net losses in each year of our existence. For the years ended December 31, 2013, December 31, 2012 and December 31, 2011, we incurred net losses of $17.3 million, $28.3 million, and $52.6 million, respectively. For the first nine months of 2014, we incurred a net loss of $17.8 million. As of September 27, 2014 and December 31, 2013, we had an accumulated deficit of $527.6 million and $509.8 million, respectively.
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
Many of our customers were awarded grants or loans under government stimulus programs such as the BBS programs under the American Recovery and Reinvestment Act of 2009 ("BBS") and have purchased and will continue to purchase products from us or other suppliers while such programs and funding remain in place. However, customers may substantially curtail future purchases of products as BBS funding winds down or because all purchases have been completed. The timetable for completion of funded projects varies between the two agencies administering the awards. Projects funded under the Broadband Technology Opportunities Program, which is administered by the National Telecommunications and Information Administration, were required to be completed by September 30, 2013 and no government funds will be distributed for work undertaken after that date. Projects funded under the Broadband Initiatives Program, which is administered by the RUS, must be completed by June 30, 2015.
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
We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2013, 2012 and 2011, our research and development expenses were $79.3 million, or 21% of our revenue, $66.7 million, or 20% of our revenue, and $67.7 million, or 20% of our revenue, respectively. For the first nine months of 2014, our research and development expenses were $59.1 million, or 20% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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

*As the market for our products evolves, changing customer requirements may adversely affect the valuation of our inventory.
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
We depend on certain proprietary technology for our success and ability to compete. As of September 27, 2014, we held 92 U.S. patents and had 38 pending U.S. patent applications. One of the U.S. patents is also covered by granted international patents in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.
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
The trading price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this report, and others such as:

•	quarterly variations in our results of operations or those of our competitors;

•	failures by us to meet any guidance that we have previously provided regarding our anticipated results;

•	changes in earnings estimates or recommendations by securities analysts;

•	failures by us to meet securities analysts’ estimates;

•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	our commencement of, or involvement in, litigation;

•	changes in governmental regulations or in the status of our regulatory approvals; and

•	a slowdown in the communications industry or the general economy.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales, or purchases made by or on behalf of us or by any affiliated purchaser, of our equity securities during the nine months ended September 27, 2014.
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

10.1	Transition and Separation Agreement, by and between Calix, Inc. and Anthony Banta, dated August 8, 2014.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: October 30, 2014	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2014	By:	/s/ William J. Atkins
William J. Atkins
Chief Financial Officer (Principal Financial Officer)