Form 10-K
period 2014-12-31
CALIX, INC
filed 2015-03-04
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange on June 27, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $340.6 million. Shares held by each executive officer, director and by each other person (if any) who owns more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 25, 2015, the number of shares of the registrant’s common stock outstanding was 51,805,177.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

Calix, Inc.
Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding Calix’s future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. Forward-looking statements include Calix’s expectations concerning the outlook for its business, productivity, plans and goals for future operational improvements and capital investments, operational performance, future market conditions or economic performance and developments in the capital and credit markets and expected future financial performance.
Forward-looking statements involve a number of risks, uncertainties and assumptions, and actual results or events may differ materially from those projected or implied in those statements. Important factors that could cause such differences include:

•	our ability to predict our revenue and plan our expenses appropriately;
•
the capital spending patterns of communications service providers ("CSPs"), and any decrease or delay in capital spending by CSPs due to macro-economic conditions, regulatory uncertainties, or other reasons;

•	the impact of government-sponsored programs on our customers;
•	intense competition;
•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;
•	our ability to achieve market acceptance of our products and CSPs’ willingness to deploy our new products;
•	the concentration of our customer base;
•	the length and unpredictability of our sales cycles;
•	our focus on CSPs with limited revenue potential;
•	our lack of long-term, committed-volume purchase contracts with our customers;
•	our ability to increase our sales to larger North American as well as international CSPs;
•	our exposure to the credit risks of our customers;
•	fluctuations in our gross margin;
•	the interoperability of our products with CSP networks;
•	our dependence on sole- and limited-source suppliers;
•	our ability to manage our relationships with our contract manufacturers;
•	our ability to forecast our manufacturing requirements and manage our inventory;
•	our products’ compliance with industry standards;
•	our ability to expand our international operations;
•	our inability to recruit or retain appropriate international resellers ;
•	the ability to address and resolve risks related to acquisitions;
•	our ability to protect our intellectual property and the cost of doing so;
•	the quality of our products, including any undetected hardware defects or bugs in our software;
•	our ability to estimate future warranty obligations due to product failure rates;
•	our ability to obtain necessary third-party technology licenses at reasonable costs;
•	the regulatory and physical impacts of climate change and other natural events;
•	the attraction and retention of qualified employees and key management personnel;
•	our ability to build and sustain the proper information technology infrastructure; and
•	our ability to maintain proper and effective internal controls.
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
Our Unified Access portfolio consists of four core platforms and/or nodes, the E-Series Ethernet service access platforms and nodes ("E-Series platforms and nodes"), the B6 Ethernet service access nodes ("B-Series nodes"), the C7 multiservice, multiprotocol access platform ("C-Series platform"), and the BLM1500 gigabit passive optical network ("GPON") access terminal. These platforms, nodes, and terminals are complemented by the P-Series and T-Series optical network terminals ("ONTs"), residential gateways ("RGs") and GigaCenters, the Calix Management System ("CMS"), EntriView element management software, OpenLink Cable software and Compass suite of value-added software applications. Our broad and comprehensive portfolio serves the CSP network from the central office or data center to the subscriber premises and enables CSPs to deliver voice, high-speed data and advanced broadband services over legacy and next-generation access networks. These packet-based platforms enable CSPs to rapidly introduce new revenue-generating services, while minimizing the capital and operational costs of CSP networks. The Unified Access portfolio allows CSPs to evolve their networks and service delivery capabilities at a pace that balances their financial, competitive and technology needs.
We believe that the rapid growth of Internet and data traffic, introduction of bandwidth-intensive advanced broadband services, such as high-speed Internet, Internet protocol television ("IPTV"), mobile broadband, high-definition video, and online gaming, the rise of “the cloud” as a mainstream vehicle for content delivery over broadband, the proliferation of broadband-ready consumer devices, and the increasingly competitive market for residential and business subscribers are driving CSPs to invest in and upgrade their access networks. We also believe that CSPs will gradually transform their access networks to deliver these advanced broadband services over fiber-based networks complemented by advanced wireless technologies, thereby preparing networks for continued bandwidth growth, the introduction of new services and more cost-effective operations. During this time, CSPs will increasingly deploy new fiber-based network infrastructure to enable this transition while continuing to support basic voice and data services over legacy networks. Our portfolio is designed to enable this evolution of the access network efficiently and flexibly.
We market our access systems and software to CSPs globally through our direct sales force as well as a limited, but expanding number of international resellers. As of December 31, 2014, over 19 million ports of our Unified Access portfolio have been deployed at a growing number of CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. In addition, we have enabled over 1,000 customers to deploy gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
We have a single reporting segment. Additional information about geographic areas required by this item is incorporated herein by reference to Note 14, “Segment Information” of the Notes to Consolidated Financial Statements of this Form 10-K.
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
For example, Cisco Systems, Inc. estimates that global IP traffic will grow at a compound annual growth rate of 21% per year from 2013 to reach approximately 132 exabytes per month in 2018. We believe that increased network traffic will be largely driven by video applications, which are expected to account for 83% of global consumer traffic by 2018. CSPs are also broadening their offerings of bandwidth-intensive advanced broadband services, while maintaining support for their widely utilized basic voice and data services. CSPs are being driven to evolve their access networks to enable cost-effective delivery of a broad range of services demanded by their subscribers.
With strong subscriber demand for low latency and bandwidth-intensive applications, CSPs are seeking to offer new services, realize new revenue streams, build out new infrastructure and differentiate themselves from their competitors. CSPs typically compete on their cost to acquire and retain subscribers, the quality of their service offerings, including such measures as the speed, latency, and reliability of their broadband services, and the cost to deploy and operate their networks. In the past, CSPs offered different solutions delivered over distinct networks designed for specific services and were generally not in direct competition. For example, traditional wireline service providers provided voice services whereas cable MSOs delivered cable television services. Currently, CSPs are increasingly offering services that leverage Internet protocol ("IP"), thereby enabling CSPs of all types to offer a comprehensive bundle of IP-based voice, data and video services to their subscribers. This has increased the level of competition among CSPs as wireline and wireless service providers, cable MSOs and other CSPs can all compete for the same residential and business subscribers using similar types of IP-based services. Over the last few years, Google has been selectively overbuilding major U.S. cities with fiber and delivering data and video service packages that include symmetrical 1 gigabit per second (gigabit) high-speed data services. Google’s actions and success have spurred both traditional wireline service providers and cable MSOs to invest in gigabit capable network in both the Google targeted cities as well as other communities around the world.
Access Networks are Critical and Strategic to CSPs and Policymakers
Access networks, also known as the local loop or last mile, directly and physically connect the residential or business subscriber to the CSP’s data center, central office or similar facilities. The access network is critical for service delivery as it governs the bandwidth capacity, service quality available to subscribers and ultimately the services CSPs can provide to subscribers. Connecting the cloud to a growing number of broadband-ready consumer devices and providing differentiated, high-speed, high quality connectivity has become increasingly critical for CSPs to retain and expand their subscriber base and to launch new services. Typically, subscribers consider service breadth, bandwidth speed, latency, reliability, price, ease of use and technical support as key factors in the decision to purchase services from a CSP. As CSPs face increasing pressure to retain their basic voice and data customers in response to competitive CSPs offering voice, data and video services, it is critical for CSPs to continue to invest in and upgrade their access networks in order to maintain a compelling service offering, drive new revenue opportunities and maintain and grow their subscriber base. Access networks can meaningfully affect the ongoing success of CSPs.
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
In addition to one-time stimulus programs, governments globally also provide other incentives for broadband investment on an on-going basis. In the U.S., programs like the Connect America Fund ("CAF") and E-Rate provide billions of dollars each year to CSPs in the form of capital investment incentives, grants, and loans targeted at encouraging broadband network investment in unserved or underserved communities and schools. In 2015 for example, the CAF program is authorized to distribute $3.8 billion to offset the costs of installing and operating CSP operated broadband and voice networks, and the E-Rate program is authorized to offer $1.5 billion in grants to build gigabit capable network connections to schools. The CAF program is funded to distribute this same amount of funds to CSPs through 2020, and the E-Rate program targeted at networks is funded at its current level indefinitely. The European Commission is pursuing similar goals via its Connecting Europe Facility and other programs.
Limitations of Traditional Access Networks
CSPs rely on the capabilities and quality of their access networks to sustain their businesses and relationships with their subscribers. In the past, subscribers had little influence over the types of services provided by CSPs. Today, subscribers can be more selective among CSPs, and these device-enabled subscribers are increasingly demanding advanced broadband services on both a wireline and wireless basis in addition to basic voice and data services. In general, access networks are highly capital intensive and CSPs have historically upgraded capacity as technology and subscriber demands on their networks have changed. We believe CSPs will increasingly integrate fiber-and Ethernet-based access networks to enable the delivery of more advanced broadband services at a lower cost while at the same time enabling the continued delivery of basic voice and data services. Thus far, CSPs have taken an incremental approach to capacity upgrades in their access networks. As a result CSPs face multiple challenges concerning their access networks, business models and service delivery capabilities, including:

•
A Complex Patchwork of Networks and Technologies—In order to upgrade their access networks CSPs have typically added networks for new residential or business services that they deliver, such as digital subscriber line ("DSL"), data over cable service interface specification ("DOCSIS"), GPON or Gigabit Ethernet, on top of existing networks. This led to an overbuild of access technologies and an unnecessarily complex patchwork of physical connections between the central office or data center and the subscriber. In addition, CSPs have generally begun to expand the penetration of fiber into their access networks, thereby shortening the length of the subscriber connection through lower bandwidth media types (such as copper-based or coaxial cable-based networks). CSPs have also attempted to evolve their access networks to enable more efficient packet-based services by adding Ethernet protocol on top of existing asynchronous transfer mode ("ATM"), and DSL protocols. In addition, CSPs have often deployed separate equipment to facilitate the delivery of synchronous optical networking ("SONET"), Gigabit Ethernet and 10 Gigabit Ethernet transport, which connects CSP central offices and data centers with their access networks, further increasing the complexity and the cost of their networks. This approach has left most CSPs with disparate architectures, features, functions and capabilities in different parts of their networks. This increasingly complex, patchwork approach to deploying access networks and delivering new services to their subscribers has created potential complications for CSPs within their access networks. These potential complications limit data transmission capability, increase the cost of operation and maintenance and can negatively impact the subscriber experience.

•
Limited Capacity from Legacy Access Architectures—Legacy access network architectures were designed to address earlier-generation communication demands of wireline telephone, cable television and cellular services. Such access networks have physical limitations in their ability to scale bandwidth, avoid latency issues and deliver the advanced broadband services subscribers demand today and are expected to increasingly demand in the future. In addition, CSPs understand the need to add fiber to their networks to provide the bandwidth required to scale advanced broadband services. However, it is costly and complex to integrate fiber-based technologies into legacy access networks.

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

•
Highly Reliable Access Products are Difficult to Engineer and Manage—Given the critical nature of access networks and their typical deployment in remote and distant locations, access infrastructure products must be highly reliable. Unlike most other communications equipment which is deployed in environmentally controlled data centers, central offices or similar facilities, a great deal of access equipment is deployed in outdoor environments and must be specifically engineered to operate in variable and often extremely harsh conditions, as well as fit into smaller spaces, such as on a street corner, near office buildings or on the side of a house or cellular tower. Since the access portion of the network is broadly distributed, it is expensive as well as difficult to manage and maintain. CSPs require access network equipment that can perform reliably in these uncontrolled environments and be deployed in a variety of form factors, thereby adding significant engineering and product development challenges as compared to most other forms of communications infrastructure equipment. In addition, some portion of the access market is supported by government initiatives and products sold into this segment require additional government certifications and approvals in order to qualify for deployment.

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
The Calix Solution
We are a leading global provider of broadband communications access systems and software for fiber- and copper-based network architectures that enable CSPs to connect to their residential and business subscribers. Our Unified Access Infrastructure portfolio enables CSPs to quickly meet subscriber demands for both basic voice and data as well as advanced broadband services, while providing CSPs with the flexibility to optimize and transform their networks at a pace that balances their financial, competitive and technological needs. Our systems and software leverage packet-based technologies that enable CSPs to offer a wide range of revenue-generating services, regardless of protocol or network connection media. Our Unified Access Infrastructure portfolio consists of our E-Series platforms and nodes, our B-Series nodes, our C-Series platform, and the BLM1500 GPON access terminal. These platforms, nodes, and terminals are complemented by the P-Series and T-Series optical network terminals, residential gateways, GigaCenter premises service delivery platforms, CMS, EntriView element management software, OpenLink Cable software and the Compass suite of value-added software applications.
We believe that our Unified Access portfolio of network and premises-based solutions provides the following benefits to CSPs:

•
Single Unified Access Network for Basic and Advanced Services - Our Unified Access portfolio allows for a broad range of subscriber services to be provisioned and delivered over a single unified network. These systems can deliver basic voice and data, advanced broadband services, including high-speed Internet, IPTV, mobile broadband, high-definition video and online gaming, as well as integrated transport within our Unified Access portfolio, all of which can be monitored and managed by CMS. The BLM1500 terminals and their management system, EntriView, acquired in November 2012, have been integrated with CMS. In addition, our systems can be deployed in both small and large form factors across multiple deployment scenarios depending on subscriber proximity and service requirements. Introduced in 2014, the Open Link Cable software solution provides cable MSOs with the operational advantage of being able to provision GPON services via their traditional DOCSIS back office infrastructure. These are examples of our multiservice approach that allows CSPs to utilize their legacy access networks during the course of their equipment upgrade and network transformation, saving them time and money in delivering both basic voice and data and advanced broadband services.

•
High Capacity and Operational Efficiency - Our Unified Access portfolio is designed to facilitate the evolution of CSP access networks to fiber- and Ethernet-based network architectures. Our portfolio includes platforms that exceed the capacity of the products of our competitors. Our platforms are designed and optimized for fiber- and copper-based network architectures. We also have a broad portfolio of feature-rich fiber ONTs that serve as the on-premises gateways for new services to subscribers. Our extended reach GPON offers our customers greater capacity and operational efficiencies, including the ability to reach subscribers further away from a CSP’s central office or data center, allowing CSPs to consolidate multiple central offices and further reduce operating expense. Furthermore, our ONTs auto-detect fiber access technologies support both GPON and point-to-point Gigabit Ethernet and provide CSPs additional cost and management efficiencies.

•
Highly Flexible Technology Solutions - Our Unified Access portfolio enables CSPs to utilize legacy access network infrastructure during their migration towards fiber- and Ethernet-based access networks. Our portfolio supports multiple protocols, different form factors and modular options optimized for a variety of installation locations and environments, and multiple services delivered over fiber- and copper-based network architectures.

•
Seamless Transition to Advanced Services - Our Unified Access portfolio enables CSPs to better manage the evolution of their access networks by transitioning the delivery of basic voice and data services to advanced broadband services. Our C-Series platform supports ongoing demand for basic voice and data services, and facilitates a seamless and controlled migration to IP-based services. For CSPs without legacy network constraints, our E-Series and B-Series platforms and nodes, and our BLM1500 terminals, allow CSPs to deploy advanced broadband services rapidly and cost effectively to their subscribers.

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

Our Strategy
Our Unified Access portfolio enables the delivery of basic voice and data and advanced broadband services across multiple protocols and form factors over fiber- and copper-based network architectures. Our objective is to leverage our Unified Access portfolio to become the leading supplier of access systems and software that enable CSPs to transform their networks and business models to meet the changing demands of their subscribers. The principal elements of our strategy are:

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

•
Continue to Engage Directly with Customers - We operate a differentiated business model focused on aligning with our customers, predominantly through direct engagement, service, and support, complemented in most international markets by a high touch Fiber Forward Partner Program that leverages a combination of local channel partners and closely aligned Calix sales support. Our direct customer engagement model allows us to target our sales resources as well as align our product development efforts closely to our customers' needs. Our direct engagement model is a key differentiator for our business and is critical to our continued market leadership.

•
Leverage our Growing Customer Footprint - As of December 31, 2014, over 19 million ports of our Unified Access portfolio have been deployed at a growing number of CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. This footprint provides us with the opportunity to sell additional components of our Unified Access portfolio to existing customers. For example, the vast majority of our existing customers have purchased additional line cards and other products from us after their initial purchase. We have also demonstrated that our footprint, combined with the flexibility of our portfolio, gives us incumbency benefits to sell complementary or new offerings in the future.

•
Expand Deliberately into New Market and Applications - We believe that a disciplined approach to targeting markets and applications is critical to our long-term success. For example, we initially focused on rural ILECs and have achieved an industry leadership position as the majority of U.S. Independent Operating Companies ("IOCs") have deployed our access systems and software. We have also recently entered new geographic markets, including Africa, Asia, Australia, Europe, and Latin America. These deployments complement our significant deployments in Canada and the Caribbean. We will continue our disciplined approach of targeting new markets and applications in which we believe our products will rapidly gain customer adoption. For example, we are targeting additional markets for our fiber access solutions, including the mobile backhaul and the cable MSO markets.

•
Pursue Strategic Relationships, Alliances and Acquisitions - We intend to continue to pursue strategic technology and distribution relationships, alliances and acquisitions that align us with CSPs' strategic direction to increase revenue-generating services while reducing the cost to deploy and operate their access networks. We believe these relationships, alliances and acquisitions will allow us to grow our footprint and enhance our ability to sell our access systems and software. We developed and invested in the Calix Compatible Program to assure interoperability across the ecosystems of the majority of vendors critical for implementing and delivering new advanced broadband services. This program has approximately 62 technology members to date and enables our customers to rapidly deploy proven solutions in their access networks. We work with Ericsson Inc. (“Ericsson”) and others to provide advanced broadband solutions globally, including efforts to ensure successful interoperation between our products and Ericsson's Mediaroom IPTV application. In addition, our acquisitions of Optical Solutions, Inc. ("OSI") in 2006 and Occam Networks, Inc. ("Occam") in 2011, and our acquisition of fiber access assets from Ericsson in November 2012, have provided us with leading copper and fiber access technologies that have been integrated into our Unified Access portfolio.

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
The U.S. ILEC market is composed of three distinct “tiers” of carriers, which we categorize based on their subscriber line counts and geographic coverage. Tier 1 CSPs are very large with wide geographic footprints. They have greater than five million subscriber lines and they generally correspond with the former Regional Bell Operating Companies. Tier 2 CSPs also operate typically within a wide geographic footprint, but are smaller in scale, with subscriber line counts that range from approximately half a million to approximately five million subscriber lines. Their service coverage areas are predominantly regional in scope and therefore they are often known as Regional Local Exchange Carriers ("RLECs"). Tier 3 CSPs consist primarily of over 1,000 predominantly local operators (often called IOCs) typically focused on a single community or a cluster of communities, although they also include a growing number of municipalities, electric cooperatives, competitive overbuilders, and wireless internet solutions providers. These entities range in size from a few hundred to approximately half a million subscriber lines.
To date, we have focused primarily on CSPs in the North American market. Our existing customers' networks serve over 100 million subscriber lines. A representative Tier 1 customer is CenturyLink, Inc. ("CenturyLink"). Representative Tier 2 customers include Frontier, Windstream, Fairpoint, TDS, Consolidated Communications, and Cincinnati Bell. Our Tier 3 CSP customers have historically accounted for a large percentage of our sales. We also serve new entrants to the access services market who are building their own access networks, including cable MSOs, such as Cox Communications, and municipalities, such as the City of Longmont, Colorado. Moreover, we have entered new geographic markets, such as Africa, Asia, Australia, Europe, and Latin America that complement our significant market presence in Canada and the Caribbean. We will continue to target CSPs globally as part of our expansion strategy.
We have a few large customers who have represented a significant portion of our sales in any given period. In 2014, 2013, and 2012, we had one such customer, CenturyLink, who accounted for 23%, 26%, and 21% of our revenue, respectively.
Some of our customers within the United States use or expect to use government-supported loan programs or grants to finance capital spending. Loans and grants through Rural Utility Service ("RUS"), which is a part of the United States Department of Agriculture, are used to promote the development of telecommunications infrastructure in rural areas. In addition, the Broadband Stimulus initiatives under the ARRA have also made funds available to certain of our customers.
Sales to customers outside of the United States represented approximately 12%, 13%, and 7% of our revenues for the years ended December 31, 2014, 2013, and 2012, respectively. Historically, our sales outside of the United States were predominantly to customers in the Caribbean and Canada. We expect growth in sales to other international locations to become more significant over time.
Customer Engagement Model
We design, market and sell our access systems and software predominantly through our direct sales force, supported by marketing and product management personnel. We have expanded this model to include a small number of select channel partners in North America, over 70 international channel partners who are part of our Fiber Forward Partner Program, and a global reseller relationship with Ericsson. Our sales effort is organized either by named accounts or regional responsibilities. Account teams comprise sales managers, supported by sales engineers and account managers, who work to target and sell to existing and prospective CSPs. The sales process includes analyzing CSPs’ existing networks and identifying how they can utilize our products within their networks. We also offer advice regarding eligibility for, and support proposals to, appropriate sources of government funding. Even in circumstances where a channel partner is involved, our sales and marketing personnel are often selling side-by-side with the channel partner. We believe that our direct customer engagement approach provides us with significant differentiation in the customer sales process by aligning us more closely with our customers' changing needs.
As part of our sales process, CSPs will often perform a lab trial or a field trial of our access systems prior to full-scale commercial deployment. This is most common for CSPs purchasing a particular access system for the first time. Upon successful completion, the CSP generally accepts the lab and field trial equipment installed in its network and may continue with deployment of additional access systems. Our sales cycle, from initial contact with a CSP through the signing of a purchase agreement, may, in some cases, take several quarters.

Typically our customer agreements contain general terms and conditions applicable to purchases of our access systems and software. By entering into a customer agreement with us, a customer does not become obligated to order or purchase any fixed or minimum quantities of our access systems and software. Our customers generally order access systems and software from us by submitting purchase orders that describe, among other things, the type and quantities of our access systems and software that they desire to order, delivery and installation terms and other terms. Customers who have been awarded RUS loans or grants are required to contract under form contracts approved by RUS.
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
Our U.S- and China-based technical support organization offers support 24 hours a day, seven days a week. With an active Calix Advantage agreement, customers receive a license to CMS, access to telephone support and online technical information, software product upgrades and maintenance releases, advance return materials authorization and on-site support, if necessary. Calix Advantage agreements are renewable on an annual basis. Most of our customers renew their Calix Advantage agreements. In addition, we offer extended warranty periods for our products in one- to five-year durations, which include the right to warranty coverage beyond the standard warranty period. The purchase of such extended warranties is initially recorded as deferred revenue. At the end of 2014, we had $22.2 million of deferred revenue associated with such extended warranties. For customers not under a Calix Advantage agreement or who have not purchased extended warranty services, product support and warranty services are provided for a fee on a per-incident basis. Outside North America, we typically cooperate with channel partners to provide local service and support to our end customers in those locations.
Products and Technology
We develop, sell and support carrier-class hardware and software products, which we refer to as our Unified Access portfolio. Our Unified Access portfolio enables CSPs to deliver both basic voice and data and advanced broadband services over legacy and next-generation access networks. Our Unified Access portfolio consists of the following key features:

•
Broad Product Offering — We offer a comprehensive portfolio of access systems and software that is deployed in the portion of the network that extends from the data center, central office, or similar facilities to a subscriber's premises. We sell our access systems in a variety of form factors, modular options and configurations that are important to CSPs. Our network-based products include our Ethernet-focused E-Series platforms, which provide cost-effective, flexible service delivery of IP-based services, our B-Series nodes, which provides multiservice over Ethernet via distributed nodes, and our C-Series platform, which is our multiservice, multiprotocol access platform. Our premises-based offerings consist of our P-Series and T-Series ONTs and residential gateways, as well as our GigaCenter premises service delivery platforms which are deployed in combination with our E-Series, B-Series, and C-Series platforms and nodes, as well as the BLM1500 terminal, to enable our customers to connect to their subscribers across a diverse set of form factors, protocols and functionality requirements.

•
Multiservice and Multiprotocol — We develop our products and an extensive offering of service interfaces to ensure CSPs can connect to their subscribers to enable the delivery of basic voice and data or advanced broadband services over fiber- and copper-based network architectures regardless of protocol. Our C-Series platform also enables CSPs to integrate IP and legacy protocols, as well as fiber- and copper-based connectivity, in a single chassis. In doing so, the C-Series platform allows CSPs to evolve their access infrastructures over time. Our E-Series platforms and nodes, and B-Series nodes are multiservice but focus solely on Ethernet. Our E-Series platforms and nodes are well suited for CSPs who are using Ethernet to transform their networks. Our B-Series nodes are focused on CSPs using Ethernet over copper and fiber and a distributed architecture to transform their networks. Our E-Series, B-Series, and C-Series platforms and nodes are often, but are not required to be, deployed together so that the C-Series platform can act as a protocol gateway for our E-Series and B-Series platforms and nodes.

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

•
Unified Network Management — Our CMS is server-based network management software capable of overseeing and managing multiple E-Series, B-Series, and C-Series networks. In addition, CMS performs all provisioning, maintenance and troubleshooting operations across disparate access technologies and networks through a common user interface. This enables CSPs to manage and unify the various elements of our Unified Access portfolio as a single, scalable platform. CMS is often integrated by our customers with their back-office systems for billing and provisioning. EntriView, the element management system for the BLM1500, is integrated with CMS.

Our Unified Access portfolio allows CSPs to transform their legacy and mixed protocol access networks to fiber and Ethernet over time. CSPs often deploy our E-Series platforms and nodes, B-Series nodes, and C-Series platforms, and our BLM1500, together in data centers, central offices, or similar facilities to interconnect data centers and central offices. Our C-Series platform can act as a protocol gateway when deployed with our E-Series and B-Series platforms and nodes. Our E-Series and B-Series platforms and nodes can be deployed either in data centers, central offices, remote network locations, existing cabinets or in customer premises locations depending upon the CSP's requirements. All of our E-Series, B-Series and C-Series platforms and nodes, and BLM1500 terminals, interoperate with and can terminate network traffic from our P-Series ONTs.
A graphic representation of how the various components of our Unified Access portfolio work together as of the end of 2014 is shown in the network diagram below:
The graphic above depicts how a CSP might deploy our Unified Access portfolio in a CSP network. The network is divided into four segments: (1) the cloud, (2) the data center / central office, (3) the outside plant and (4) the premises. First, voice, video or data content is aggregated by a router in the cloud and transferred to an E7, B6, C7, or BLM1500. The content is then sent around a redundant Ethernet transport ring, which operates using the 10 Gigabit Ethernet or Gigabit Ethernet standard. The ring consists of a variety of Calix access platforms or nodes, including E7s, E5s, E3s, B6s, and C7s, each of which may be located in a central office or in remote terminal locations closer to subscribers. Content can be pulled from any one of these locations and delivered either to a Calix platform located at a remote node or directly to a subscriber premises. In the case where content is delivered to another Calix platform, the content can be delivered over a variety of fiber-based technologies, such as 10 Gigabit Ethernet, Gigabit Ethernet or multiple Gigabit Ethernet, or NxGE. Delivery to the subscriber premises over fiber or copper transmission lines is the final part of the access network. Delivery over fiber lines uses GPON, point-to-point Ethernet services, and delivery over copper lines uses DSL services or plain old telephone service ("POTS"). Our CMS manages all aspects of the Unified Access portfolio and supports features that allow remote management of equipment across the network, including equipment at the subscriber premises.
Calix E-Series Ethernet Service Access Platforms and Nodes
Our E-Series Ethernet service access platforms and Ethernet service access nodes ("E-Series platforms and nodes"), consist of chassis-based platforms as well as fixed form factor nodes that are designed to support an array of advanced IP-based services offered by CSPs. Our E-Series platforms and nodes are designed to be carrier-class and enable CSPs to implement advanced Ethernet transport and aggregation, as well as voice, data and video services over both fiber- and copper-based network architectures. Our E-Series platforms and nodes are environmentally hardened and can be deployed in a variety of network locations, including data centers, central offices, remote terminals, video headends and co-location facilities. In addition, due to the small size of many of our E-Series platforms, most can be installed in confined locations such as remote nodes and multi-dwelling units. As such, many of our E-Series platforms and nodes can be deployed in most competitor and other third-party cabinets, or as stand-alone sealed nodes in our access network. Our E-Series platforms and nodes are managed using our CMS and can be deployed in conjunction with our B-Series nodes, C-Series platform, BLM1500 terminal, T-Series and P-Series. We believe the deployment flexibility and Ethernet focus of our E-Series platforms and nodes make them well suited for CSPs extending Ethernet services and fiber closer to the subscriber premises.
Our E7 has two form factors. Our E7-2 is a one rack unit chassis with two line card slots, whereas the E7-20 is a 13 rack unit chassis with two common control card slots and 20 service line card slots. Our E7s deliver Ethernet services over copper and fiber, including a wide range of GPON, point-to-point Gigabit Ethernet, VDSL2, and 10 Gigabit Ethernet services. Our other E-Series nodes include the fixed form factor E5-48, E5-48C, E5-300, and E5-500 node families, as well as the E3-12C, E3-48 and E3-48C sealed Ethernet service access nodes, which collectively deliver high-speed broadband with interfaces that range from 10 Gigabit Ethernet transport and aggregation to ADSL2+, VDSL2, and point-to-point Gigabit Ethernet, as well as Carrier Ethernet 2.0 business services.

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

•
High Capacity and Reliability—Our E-Series platforms and nodes have high data throughput capacity and are designed to meet the demanding bandwidth and low latency requirements of advanced broadband services for residential and business subscribers. Our E-Series platforms and nodes support a range of transport options from six 10 Gigabit Ethernet uplinks in each E7-2 chassis down to redundant Gigabit Ethernet in the E5-48 node family. Our chassis-based E7-2 supports a redundant 100 gigabits per second backplane in each deployable module with line cards that further support a minimum of 100 gigabits per second switching capacity. The E7-20 supports the same 100 gigabits per second line card switching capacity per card, but houses each card in a 20 service line card slot chassis with a two terabits per second backplane. The E7 also supports transparent local area network services and are designed to be Metro Ethernet Forum compliant and to meet NEBS requirements.

•
Broad Array of Advanced Services Support—Our E-Series platforms and nodes support a broad array of advanced services. Our E3-12C supports up to 12 VDSL2 combination voice and DSL services ports as well as DSL port bonding, and offers multiple Gigabit Ethernet network uplinks. Our E3-48, E3-48C, E5-48, and E5-48C support up to 48 VDSL2 service ports as well as DSL port bonding and port vectoring, and offer multiple 10 Gigabit Ethernet and 2.5 or single Gigabit Ethernet uplinks. Our E7s, E5-300s, and E5-520 support a mix of GPON, multiple Gigabit Ethernet and 10 Gigabit Ethernet ports, and well as select Metro Ethernet Forum (MEF) advanced business services. E7 line card options include a mix of GPON, point-to-point Gigabit Ethernet, 10 Gigabit Ethernet services, and in the case of the E7-2, 48 ports of VDSL2 combo services on a line card, which translates into an industry-leading 96 VDSL2 combo ports in a 1 rack unit form factor, as well as traffic management and queuing, performance monitoring and virtual local area network stacking to support quality of service.

The following pictures depict the E-Series platforms and nodes:
Calix B-Series Ethernet Service Access Nodes
Our B-Series Ethernet service access nodes consist of chassis-based nodes that are designed to support an array of advanced IP-based services offered by CSPs. Our B-Series nodes are designed to be carrier-class and enable CSPs to implement advanced Ethernet transport and aggregation, as well as voice, data and video services over both fiber- and copper-based network architectures. Our B-Series nodes are environmentally hardened and can be deployed in a variety of network locations, including data centers, central offices, remote terminals, video headends and co-location facilities. In addition, due to the small size of some of our B-Series nodes, many can be installed in confined locations such as remote nodes and multi-dwelling units. As such, many of our B-Series nodes can be deployed in most competitor and other third-party cabinets, or as stand-alone sealed nodes in our access network. Our B-Series nodes are managed using our CMS and can be deployed in conjunction with our E-Series and C-Series platforms as well as our P-Series ONTs. We believe the deployment flexibility and Ethernet focus of our B-Series nodes make them well suited for CSPs extending Ethernet services and fiber closer to the subscriber premises.
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

The following pictures depict the B-Series nodes:
Calix C-Series Multiservice, Multiprotocol Access Platform
Our C7 multiservice, multiprotocol access platform ("C-Series platform"), is designed to support a wide array of basic voice and data services offered by CSPs, while also supporting advanced, high-speed, packet-based services such as Gigabit Ethernet, GPON and DSL (including very high-speed digital subscriber line 2 ("VDSL2"), and asymmetrical digital subscriber line 2+ ("ADSL2+") and advanced applications like IPTV. In so doing, our C-Series platform facilitates network transformation by integrating the functions required to transport and deliver voice, data and video services over both fiber- and copper-based network architectures. Our C-Series platform is a chassis-based product with 23 line card slots, three of which are used for common logic, switching fabric and uplinks, with the remaining 20 slots available for any service interface card we offer. Our C-Series platform is managed using our CMS. Our high-capacity C-Series platform is flexible and is designed to be deployed in a variety of locations, including data centers, central offices, remote terminals, video headends and co-location facilities. Our C-Series platform leverages a common operating system kernel, the EXA, that it shares with most of our E-Series platforms and nodes, allowing for common provisioning and facilitated platform interoperability. The multiprotocol and integrated transport capabilities of our C-Series platform allow it to be deployed as an aggregation or gateway device for our E-Series and B-Series platforms and nodes, and P-Series ONTs.
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

•
Reduced Risk of Technological Obsolescence—As new services and technologies are introduced to the network, our flexible C-Series architecture allows CSPs to add or swap line cards to introduce new functionality into the access system. New services such as IPTV and voice over Internet protocol require new features like Internet Group Management Protocol channel change processing and protocol gateway support, which can easily be added without substantial changes to existing equipment. As a result, equipment purchased by CSPs can have longer useful lives, which can reduce CSPs’ capital expenditures.

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
The following picture depicts a BLM1500 terminal:
Calix P-Series Optical Network Terminals, Residential Gateways, and GigaCenters
Our P-Series ONTs, residential gateways, and GigaCenters consist of a broad range of customer premises solutions, including standards-based ONTs, residential gateways, and GigaCenters for residential and business use in conjunction with our E-Series, B-Series and C-Series platforms and nodes and BLM1500 terminals. Our P-Series ONTs and residential gateways can auto-detect the bandwidth of the network and enable CSPs to change line rates and features without expensive truck rolls or hardware replacements. GigaCenter premises service delivery platforms combine: the ability to support a gigabit experience and host advanced applications with Carrier Class Wi-Fi - a wireless technology that enables extraordinary coverage and capacity through the use of the 802.11ac protocol, a 4x4 multiple-in, multiple-out (MIMO) antenna array, and beamforming technology. Our family of ONTs, residential gateways, and GigaCenters is designed to support advanced broadband services, such as IPTV, RF video, business services and mobile backhaul (including Ethernet OAM support for conformance with service level agreements). The design and flexibility of the P-Series allows CSPs to lower initial capital expenditures as well as reduce operational costs. To meet the deployment and service requirement needs of CSPs, we offer a growing number of ONT, residential gateway, and GigaCenter models available in a variety of form factors tailored to multiple deployment scenarios, including single homes, MDUs, businesses and cellular towers as illustrated below:

Calix T-Series Optical Network Terminals and Home Gateways
Our T-Series ONTs consist of a broad range of customer premises solutions, including standards-based ONTs and home gateways, for residential and business use with our BLM1500 terminals and E7 ESAPs. Our T-Series ONTs and home gateways are designed to support advanced broadband services, such as IPTV, high speed data, and voice services. We launched our T-Series ONTs and home gateways in November 2012, following our acquisition of Ericsson's EDA 1500 GPON technology and its supplementary ONT portfolio.

To meet the deployment and service requirement needs of CSPs, we currently offer a variety of ONT and home gateway models available in an array of indoor form factors as illustrated below:

Calix T-Series ONTs

Calix

Single Family Unit

Calix

Home Gateway Unit

T720G

Multi-dwelling Unit

Calix Management System and EntriView
Our CMS and EntriView element management systems are server-based network management software systems, which enable CSPs to remotely manage their access networks and scale bandwidth capacity to support advanced broadband services and video. Our CMS and EntriView systems are capable of overseeing and managing multiple standalone networks and perform all provisioning, maintenance and troubleshooting operations for these networks across our E-Series, B-Series and C-Series platforms and nodes (CMS) and BLM1500 terminals (EntriView). Additionally, our CMS and EntriView systems are designed to scale from small networks to large, geographically dispersed networks consisting of hundreds or even thousands of our access systems. Our CMS provides an enhanced graphical user interface and delivers a detailed view and interactive control of various management functions, such as access control lists, alarm reporting and security. For very large CSPs, our CMS and EntriView systems can be used in conjunction with operational support systems to manage large, global networks with tens of millions of subscribers. Our CMS and EntriView systems are scalable to support large networks and enables integration into the other management systems of our customers. For smaller CSPs, our CMS operates as a standalone element management system, managing service provisioning and network troubleshooting for hundreds of independent E-Series and C-Series networks consisting of thousands of shelves and P-Series ONTs.
We offer CSPs a graphical user interface-based management system for provisioning and troubleshooting service, and the capacity for bulk provisioning and reporting for thousands of elements simultaneously. Our CMS also has open application programming interfaces that allow third-party software developers to extend our functionality to include home provisioning, remote troubleshooting and applications monitoring and management. The following pictures are sample screenshots illustrating CMS and EntriView functionality and a variety of third-party applications:

Compass by Calix
Compass is an expanding suite of software applications that enables CSPs to accelerate their business transformation. Each Compass application is designed to directly affect key business and market functions within CSPs, and can help them to expand revenue, increase customer satisfaction, optimize network resources, and reduce the cost of delivering services. Compass applications are primarily offered using a software-as-a-service (“SaaS”) model based on a low monthly service fee and no upfront hardware or licensing fees. Most applications are hosted in a cloud-based data center, alleviating CSPs’ need to deploy, operate, or maintain physical hardware for Compass applications, and are accessed through our Command Center subscriber interface.
Flow Analyze offers a tool that provides an in-depth view of the traffic in CSP networks on a real-time basis. This view of traffic is non-intrusive, and can be focused on a per-service, per-subscriber, per-location, and per-interface basis-both in real time and as a historical report. As a result, service providers can see what actually happened when a problem occurred in their network at any time. By monitoring subscriber usage data, as well as tracking universal subscriber identification mapping, Flow Analyze provides a low-cost solution for generating monthly usage billing reports and diagnosing subscriber complaints.
Consumer Connect enables service providers to remotely activate new broadband devices and manage home networks, creating new revenue sources, improved customer satisfaction, and reduced service delivery costs. Consumer Connect provides TR-069 ACS device management via a cloud-based SaaS solution hosted by Calix, and offers such features as auto-discovery of intelligent devices within the home, auto-support of new TR-069 devices, bulk gateway maintenance, and DHCP server functionality as well as the ability to push service profiles to gateways. Consumer Connect also shares a common customer ID with Flow Analyze, allowing the applications to work closely together. Consumer connect can also provide remote customer LAN diagnostics as well as LAN visibility to help track consumer electronics trends.
Introduced in 2014, Service Verify gives service providers the tools to comprehensively validate quality of service commitments for their business subscribers. Service Verify automates collection and analysis of key performance metrics from intelligent Ethernet access devices, and provides custom, real-time reporting that can be analyzed internally or shared externally with demanding business customers. Predictive analytics help identify performance issues before service level agreements are jeopardized.
Also introduced in 2014, Open Link Cable is a Compass software product that enables cable operators to deliver gigabit services over Calix E7-2 and E7-20 GPON optical line terminals (OLTs) and Calix ONUs/ONTs while continuing to use traditional back office and DOCSIS command and control procedures. In addition, Open Link Cable is designed to support the CableLabs DPoG 1.0 standards in order to accelerate deployments without changing operational procedures and systems.

The following are a sample screenshot of Flow Analyze and an illustration of Consumer Connect functionality:

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
68 OUT
75 IN
Events
Name Cause Start Duration Severity Description
Receiving 31.3 flow-records/second

Research and Development
Continued investment in research and development is critical to our business. Our research and development team is composed of engineers with expertise in hardware, software and optics. Our team of engineers is primarily based in our Petaluma, California headquarters, the Minneapolis, Minnesota facility, the Santa Barbara and San Jose, California facilities, and the Nanjing, China facility, with additional engineers located in Acton, Massachusetts. We also outsource a portion of our software development to a team of software engineers based in Shenyang, China. Our research and development team is responsible for designing, developing and enhancing our hardware and software platforms, performing product and quality assurance testing and ensuring the compatibility of our products with third-party hardware and software products. We have made significant investments in our Unified Access portfolio. We intend to continue to dedicate significant resources to research and development and to develop new product capabilities to support the performance, scalability and management of our Unified Access portfolio. For the years ended 2014, 2013, and 2012, our research and development expenses totaled $80.3 million, $79.3 million, and $66.7 million, respectively.
Manufacturing
We work closely with third parties to manufacture and deliver our products. Our manufacturing organization consists primarily of supply chain managers, new product introduction personnel and test engineers. We outsource our manufacturing and order fulfillment and tightly integrate our supply chain management and new product introduction activities. We primarily utilize Flextronics International Ltd. ("Flextronics"), as our contract manufacturer. Our relationship with Flextronics allows us to conserve working capital, reduce product costs and minimize delivery lead times while maintaining high product quality. Generally, new product introduction occurs in Flextronics’ facilities in Suzhou, China. Once product manufacturing quality and yields reach a satisfactory level, volume production and testing of circuit board assemblies also occur in Suzhou, China. Final system and cabinet assembly and testing are performed in Flextronics’ facilities in Guadalajara, Mexico. Order fulfillment is performed by Pegasus Logistics Group, Inc. in Texas. We also evaluate and utilize other vendors for various portions of our supply chain from time to time, including order fulfillment of our circuit boards. This model allows us to operate with low inventory levels while maintaining the ability to scale quickly to handle increased order volume.
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
Seasonality
Fluctuations in our revenue occur due to many factors, including the varying budget cycles for our customers and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets and in many cases also challenged by winter weather conditions that inhibit fiber deployment in the outside plant.
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
As of December 31, 2014, we held 95 U.S. patents and had 38 pending U.S. patent applications. One of the U.S. patents is also covered by granted international patents in three countries. As of December 31, 2014, we had no pending international patent applications. Patents generally have a term of twenty years from filing. As our patent portfolio has been built over time, the remaining terms on the individual patents vary. Information pertaining to our patents such as filing dates and terms is available free-of-charge at the United States Patent and Trademark Office website at www.uspto.gov.
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
We compete with a number of companies within markets that we serve and we anticipate that competition will intensify. ADTRAN, Inc., enjoys strong supplier relationships with the largest U.S. ILECs and has a broad international business. Other established suppliers with which we compete include Alcatel-Lucent S.A.; Arris Group, Inc.; Ciena Corporation; Cisco Systems, Inc.; Huawei Technologies Co. Ltd.; and ZTE Corporation. There are also a number of smaller companies with which we compete in various geographic or vertical markets, including Zhone Technologies, Inc. While most of these smaller competitors lack broad national scale and product portfolios, they can offer strong competition on a deal-by-deal basis. As we expand into adjacent markets, we expect to encounter new competitors. Many of our competitors have substantially greater name recognition and technical, financial and marketing resources, and greater manufacturing capacity, as well as better established relationships with CSPs, than we do. Many of our competitors have greater resources to develop products or pursue acquisitions, and more experience in developing or acquiring new products and technologies and in creating market awareness for their products and technologies. In addition, a number of our competitors have the financial resources to offer competitive products at below market pricing levels that could prevent us from competing effectively.
Government Funding Initiatives
Many of our customers fund deployment of and improvements to telecommunications network infrastructure using government funds. In the United States, CSPs are required under the Federal Communications Commission's rules to contribute a percentage of their revenues to the federal Universal Service Fund. In early October 2011, the then-chairman of the FCC outlined a plan to transform the Universal Service Fund, an $8 billion fund that is paid for by the nation's telephone customers and used to subsidize basic telephone service in rural areas, into one that will help expand broadband Internet service to 18 million Americans who lack high-speed access. These funds, now governed by a new set of rules now called the Connect America Fund ("CAF"), are distributed as subsidies to CSPs serving rural subscribers that are expensive to reach as well as to low-income consumers, schools and libraries, and rural health care facilities. As of the end of 2014, the FCC was finalizing the rules for the annual $3.8 billion in CAF distributions targeted at broadband deployment in underserved and unserved parts of the U.S. RUS administers funds through a separate U.S. government initiative to promote the development of telecommunications infrastructure in rural areas through loans, loan guarantees and grants. Some of our U.S. customers have been awarded RUS loans, and we have provided the network equipment for such projects.
Employees
As of December 31, 2014, we employed a total of 782 full-time employees, of which 603 employees were located in the United States. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Corporate Information
Calix, Inc., a Delaware corporation, was founded in August 1999. Our principal executive offices are located at 1035 N. McDowell Boulevard, Petaluma, California 94954, and our telephone number is (707) 766-3000. Our website address is www.calix.com. We do not incorporate the information on or accessible through our website into this Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this Form 10-K. Calix®, the Calix logo design, B6®, C7®, E3®, E5®, E7®, Compass®, Consumer Connect SM, Fiber Forward TM, and other trademarks or service marks of Calix appearing in this report on Form 10-K are the property of Calix. Trade names, trademarks and service marks of other companies appearing in this report on Form 10-K are the property of the respective holders. Calix is subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934 ("Exchange Act") and files periodic reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Such periodic reports, proxy statements and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the

SEC. Calix posts on the Investor Relations page of its Web site, www.calix.com, a link to its filings with the SEC, as soon as reasonably practical after they are filed electronically with the SEC.

ITEM 1A.Risk Factors
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
We compete in markets characterized by rapid technological change, changing needs of communications service providers, or CSPs, evolving industry standards and frequent introductions of new products and services. In addition, we likely will be required to reposition our product and service offerings and introduce new products and services as we encounter rapidly changing CSP requirements and increasing competitive pressures. We may not be successful in doing so in a timely and responsive manner, or at all. Also, softness in demand across any of our customer markets, including due to macro-economic conditions beyond our control or uncertainties associated with the implementation of regulatory reforms, has in the past and could in the future lead to unexpected slowdown in capital expenditures by service providers. As a result, it is difficult to forecast our future revenues and plan our operating expenses appropriately, which also makes it difficult to predict our future operating results.
We have a history of losses, and we may not be able to generate positive operating income and maintain positive cash flows in the future.
We have experienced net losses in each year of our existence. For the years ended December 31, 2014, December 31, 2013, and December 31, 2012, we incurred net losses of $20.8 million, $17.3 million, and $28.3 million, respectively. As of December 31, 2014, we had an accumulated deficit of $530.6 million.
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
A number of factors, many of which are outside of our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the price of our common stock would likely decline. Moreover, we may experience delays in recognizing revenue under applicable revenue-recognition rules, particularly from government-funded contracts, such as those funded by U.S. Department of Agriculture’s RUS. The extent of these delays and their impact on our revenues can fluctuate over a given time period depending on the number and size of purchase orders under these contracts during such time period. In addition, unanticipated decreases in our available liquidity due to fluctuating operating results could limit our growth and delay implementation of our expansion plans.
In addition to the other risk factors listed in this “Risk Factors” section, factors that may contribute to the variability of our operating results include:

•	our ability to predict our revenue and plan our expenses appropriately;

•	the capital spending patterns of CSPs and any decrease or delay in capital spending by CSPs due to macro-economic conditions, regulatory implementation or uncertainties, or other reasons;

•	the impact of government-sponsored programs on our customers;

•	intense competition;

•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;

•	our ability to achieve market acceptance of our products and CSPs' willingness to deploy our new products;

•	the concentration of our customer base;

•	the length and unpredictability of our sales cycles;

•	our focus on CSPs with limited revenue potential;

•	our lack of long-term, committed-volume purchase contracts with our customers;

•	our ability to increase our sales to larger North American as well as international CSPs;

•	our exposure to the credit risks of our customers;

•	fluctuations in our gross margin;

•	the interoperability of our products with CSP networks;

•	our dependence on sole- and limited-source suppliers;

•	our ability to manage our relationships with our contract manufacturers;

•	our ability to forecast our manufacturing requirements and manage our inventory;

•	our products' compliance with industry standards;

•	our ability to expand our international operations;

•	our ability to protect our intellectual property and the cost of doing so;

•	the quality of our products, including any undetected hardware defects or bugs in our software;

•	our ability to estimate future warranty obligations due to product failure rates;

•	our ability to obtain necessary third-party technology licenses at reasonable costs;

•	the regulatory and physical impacts of climate change and other natural events;

•	the attraction and retention of qualified employees and key management personnel;

•	our ability to build and sustain the proper information technology infrastructure; and

•	our ability to maintain proper and effective internal controls.
Our business is dependent on the capital spending patterns of CSPs, and any decrease or delay in capital spending by CSPs, in response to economic conditions, uncertainties associated with the implementation of regulatory reforms, or otherwise, would reduce our revenues and harm our business.
Demand for our products depends on the magnitude and timing of capital spending by CSPs as they construct, expand, upgrade and maintain their access networks. Any future economic downturn may cause a slowdown in telecommunications industry spending, including in the specific geographies and markets in which we operate. In response to reduced consumer spending, challenging capital markets or declining liquidity trends, capital spending for network infrastructure projects of CSPs could be delayed or canceled. In addition, capital spending is cyclical in our industry and sporadic among individual CSPs, and can change on short notice. As a result, we may not have visibility into changes in spending behavior until nearly the end of a given quarter.
CSP spending on network construction, maintenance, expansion and upgrades is also affected by reductions in their budgets, delays in their purchasing cycles, access to external capital, e.g., government grants and loan programs or the capital markets, and seasonality and delays in capital allocation decisions. For example, our CSP customers tend to spend less in the first fiscal quarter as they are still finalizing their annual budgets.
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
The revenue recognition guidelines related to the sales of our products to CSPs who have received RUS funds may create uncertainties around the timing of our revenue, which could harm our financial results. In addition, any changes in government regulations and subsidies could cause our customers to change their purchasing decisions, which could have an adverse effect on our operating results and financial condition.
We face intense competition that could reduce our revenue and adversely affect our financial results.
The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our competitors include companies such as ADTRAN, Inc., Alcatel-Lucent S.A., Arris Group, Inc., Ciena Corporation, Cisco Systems, Inc., Huawei Technologies Co. Ltd. and ZTE Corporation, among others.
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
The broadband access equipment market has undergone consolidation in recent years, as participants have merged, made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. Examples include our acquisitions of Occam in February 2011 and of Ericsson's fiber access assets in November 2012; Adtran's acquisition of Nokia Siemens' broadband access line business in May 2012; Arris’s acquisitions of BigBand Networks in October 2011 and of Motorola Mobility’s Home Unit from Google in December 2012; and Cisco’s acquisition of ClearAccess in May 2012. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry.
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
We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2014, 2013 and 2012, our research and development expenses were $80.3 million, or 20% of our revenue, $79.3 million, or 21% of our revenue, and $66.7 million, or 20% of our revenue, respectively. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
Our new products are early in their life cycles and are subject to uncertain market demand. If our customers are unwilling to install our new products or deploy our new services or we are unable to achieve market acceptance of our new products, our business and financial results will be harmed.
Our new products are early in their life cycles and are subject to uncertain market demand. They also may face obstacles in manufacturing, deployment and competitive response. Potential customers may choose not to invest the additional capital required for initial system deployment of new products. In addition, demand for new products is dependent on the success of our customers in deploying and selling advanced services to their subscribers. Our products support a variety of advanced broadband services, such as high-speed Internet, Internet protocol television, mobile broadband, high-definition video and online gaming. If subscriber demand for such services does not grow as expected or declines, or if our customers are unable or unwilling to deploy and market these services, demand for our products may decrease or fail to grow at rates we anticipate.
Our customer base is concentrated, and there are a limited number of potential customers for our products. The loss of any of our key customers, a decrease in purchases by our key customers or our inability to grow our customer base would adversely impact our revenues.
Historically, a large portion of our sales has been to a limited number of customers. For example, for the years ended December 31, 2014, 2013 and 2012, CenturyLink accounted for 23%, 26% and 21%, respectively, of our revenue. However, we cannot anticipate the level of CenturyLink's purchases in the future.
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
We currently focus a large portion of our sales efforts on IOCs, MSOs and selected international CSPs. Our current and potential customers generally operate small networks with limited capital expenditure budgets. Accordingly, we believe the potential revenues from the sale of our products to any one of these customers is limited. As a result, we must identify and sell products to new customers each quarter to continue to increase our sales. In addition, the spending patterns of many of our customers are characterized by small and sporadic purchases. As a consequence, we have limited backlog and will likely continue to have limited visibility into future operating results.
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
Our gross margin may fluctuate over time and our current level of product gross margins may not be sustainable.
Our current level of product gross margins may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer, geographic or product mix, including the mix of configurations within each product group;

•	increased price competition, including the impact of customer discounts and rebates;

•	our inability to reduce and control product costs;

•	changes in component pricing;

•	changes in contract manufacturer rates;

•	charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	introduction of new products;

•	changes in shipment volume;

•	changes in distribution channels;

•	increased warranty costs;

•	excess and obsolete inventory and inventory holding charges;

•	expediting costs incurred to meet customer delivery requirements; and

•	liquidated damages relating to customer contractual terms.
Our products must interoperate with many software applications and hardware products found in our customers' networks. If we are unable to ensure that our products interoperate properly, our business would be harmed.
Our products must interoperate with our customers' existing and planned networks, which often have varied and complex specifications, utilize multiple protocol standards, include software applications and products from multiple vendors and contain multiple generations of products that have been added over time. As a result, we must continually ensure that our products interoperate properly with these existing and planned networks. To meet these requirements, we must undertake development efforts that require substantial capital investment and employee resources. We may not accomplish these development goals quickly or cost-effectively, if at all. If we fail to maintain compatibility with other software or equipment found in our customers' existing and planned networks, we may face substantially reduced demand for our products, which would reduce our revenue opportunities and market share.
We have entered into interoperability arrangements with a number of equipment and software vendors for the use or integration of their technology with our products. These arrangements give us access to, and enable interoperability with, various products that we do not otherwise offer. If these relationships fail, we may have to devote substantially more resources to the development of alternative products and processes, and our efforts may not be as effective as the combined solutions under our current arrangements. In some cases, these other vendors are either companies that we compete with directly, or companies that have extensive relationships with our existing and potential customers and may have influence over the purchasing decisions of those customers. Some of our competitors have stronger relationships with some of our existing and potential other interoperability partners and, as a result, our ability to have successful interoperability arrangements with these companies may be harmed. Our failure to establish or maintain key relationships with third-party equipment and software vendors may harm our ability to successfully sell and market our products.
We do not have manufacturing capabilities, and therefore we depend upon a small number of outside contract manufacturers. We do not have supply contracts with these contract manufacturers, and our operations could be disrupted if we encounter problems with any of these contract manufacturers.
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
We do not have supply contracts with Flextronics or some of our other contract manufacturers. Consequently, these contract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price. In addition, we have limited control over our contract manufacturers' quality systems and controls, and therefore may not be able to ensure levels of quality manufacture suitable for our customers.
The revenues that Flextronics and other contract manufacturers generate from our orders represent a relatively small percentage of those manufacturers' overall revenues. As a result, fulfilling our orders may not be considered a priority in the event such manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. In addition, a substantial part of our manufacturing is done in our contract manufacturer facilities that are located outside of the United States. We believe that the location of these facilities outside of the United States increases supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls.
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
Our contract manufacturers depend on sole-source and limited-source suppliers for key components. If they are unable to source these components on a timely basis, we will not be able to deliver our products to our customers.
Our contract manufacturers depend on sole-source and limited-source suppliers for key components of our products. For example, certain of our application-specific integrated circuit processors and resistor networks are purchased from sole-source suppliers.
Any of the sole-source and limited-source suppliers upon whom our contract manufacturers rely could stop producing our components, cease operations, or enter into exclusive arrangements with our competitors. In addition, purchase volumes of such components may be too low for Calix to be considered a priority customer by these suppliers. As a result, these suppliers could stop selling to our contract manufacturers at commercially reasonable prices, or at all. Any such interruption or delay may force our contract manufacturers to seek similar components from alternative sources, which may not be available. Switching suppliers could also require that we redesign our products to accommodate new components, and could require us to re-qualify our products with our customers, which would be costly and time-consuming. Any interruption in the supply of sole-source or limited-source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher expenses and would harm our business.

We utilize third parties to design and manufacture certain of our products. If these manufacturers fail to provide these products, we could incur additional costs and delays or lose revenue.
From time to time we enter into original design manufacturer ("ODM") and original equipment manufacturer ("OEM") agreements for the design and manufacture of certain products, in order to enable us to offer products on an accelerated basis. For example, a third party assisted in the design of and currently manufactures portions of our E-series platform family. If any of these ODMs and OEMs stop producing these products, for any reason, we would have to obtain similar products from alternative sources, which may not be available on commercially reasonable terms, if at all. In addition switching manufacturers could require us to re-qualify our products with our customers, which would also be costly and time-consuming. Any interruption in the supply of products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher expenses and would harm our business.
If we fail to forecast our manufacturing requirements accurately or fail to properly manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays and lose revenue.
We bear inventory risk under our contract manufacturing arrangements and our ODM and OEM agreements. Lead times for the materials and components that we order through our manufacturers vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our products are currently lengthy, requiring our manufacturers to order materials and components several months in advance of manufacture.
If we overestimate our production requirements, our manufacturers may purchase excess components and build excess inventory. If our manufacturers, at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess parts or products and their storage costs. Historically, we have reimbursed our primary contract manufacturers for a portion of inventory purchases when our inventory has been rendered obsolete, for example due to manufacturing and engineering change orders resulting from design changes manufacturing discontinuation of parts by suppliers, or in cases where inventory levels greatly exceed projected demand. If we incur payments to our manufacturers associated with excess or obsolete inventory, this would have an adverse effect on our gross margins, financial condition and results of operations.
We have experienced unanticipated increases in demand from customers, which resulted in delayed shipments and variable shipping patterns. If we underestimate our product requirements, our manufacturers may have inadequate component inventory, which could interrupt manufacturing of our products and result in delays or cancellation of sales.
As the market for our products evolves, changing customer requirements may adversely affect the valuation of our inventory.
Customer demand for our products can change rapidly in response to market and technology developments. Demand can be affected not only by customer- or market-specific issues, but also by broader economic and/or geopolitical factors. We may, from time to time, adjust inventory valuations downward in response to our assessment of demand from our customers for specific products or product lines.
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
We currently generate most of our sales from customers in North America and have less experience marketing, selling and supporting our products and services outside North America or managing the administrative aspects of a worldwide operation. While we are in the process of expanding our international operations, we may not be able to create or maintain international market demand for our products. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, financial condition and results of operations will suffer.
In the course of expanding our international operations and operating overseas, we will be subject to a variety of risks, including:

•	differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, custom duties or other trade restrictions;

•	liability or damage to our reputation resulting from corruption or unethical business practices;

•	fluctuation in currency exchange rates;

•	longer collection periods and difficulties in collecting accounts receivable;

•	greater difficulty supporting and localizing our products;

•	different or unique competitive pressures as a result of, among other things, the presence of local equipment suppliers;

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
We engage resellers to promote, sell, install and support our products to some customers in North America and internationally. Their failure to do so or our inability to recruit or retain appropriate resellers may reduce our sales and thus harm our business.
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
We depend on certain proprietary technology for our success and ability to compete. As of December 31, 2014, we held 95 U.S. patents and had 38 pending U.S. patent applications. One of the U.S. patents is also covered by granted international patents in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.
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
We have received in the past and expect that in the future we may receive communications from competitors and other companies alleging that we may be infringing their patents, trade secrets or other intellectual property rights or offering licenses to such intellectual property or threatening litigation. In addition, we have agreed, and may in the future agree, to indemnify our customers for any expenses or liabilities resulting from certain claimed infringements of patents, trademarks or copyrights of third parties. Any claims asserting that our products infringe the proprietary rights of third parties, with or without merit, could be time-consuming, resulting in costly litigation and diverting the efforts of our engineering teams and management. These claims could also result in product shipment delays or require us to modify our products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all.
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
Our products are highly complex, and our product development, manufacturing and integration testing may not be adequate to detect all defects, errors, failures and quality issues. Quality or performance problems for products covered under warranty could adversely impact our reputation and negatively affect our operating results and financial position. The development and production of new products with high complexity often involves problems with software, components and manufacturing methods. If significant warranty obligations arise due to reliability or quality issues arising from defects in software, faulty components or improper manufacturing methods, our operating results and financial position could be negatively impacted by:

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
Our failure or the failure of our manufacturers to comply with environmental and other legal regulations could adversely impact our results of operations.
The manufacture, assembly and testing of our products may require the use of hazardous materials that are subject to environmental, health and safety regulations, or materials subject to international laws restricting the use of conflict minerals. Our failure or the failure of our contract manufacturers, ODMs and OEMs to comply with any of these requirements could result in regulatory penalties, legal claims or disruption of production. In addition, our failure or the failure of our manufacturers to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or liabilities. Existing and future environmental regulations and other legal requirements may restrict our use of certain materials to manufacture, assemble and test products.

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
We have in the past pursued, and may in the future continue to pursue acquisitions, which involve a number of risks and uncertainties. If we are unable to address and resolve these risks and uncertainties successfully, such acquisitions could disrupt our business and result in higher costs than we anticipate.
On February 22, 2011, we acquired Occam Networks, and on November 2, 2012, we acquired Ericsson's fiber access assets. We may in the future acquire other businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. We have limited experience making such acquisitions or integrating these businesses after such acquisitions. Unanticipated costs to us from these historical transactions, as well as both anticipated and unanticipated costs to us related to any future transactions, could be in excess of amounts that are covered by insurance and could be material to our financial condition and results of operations. For example, the Occam acquisition has resulted in litigation, and we currently expect that, if the case proceeds to trial, defense costs are likely to exceed available Directors & Officers liability insurance coverage. In addition, the anticipated benefit of any acquisitions we do may never materialize or the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures.
Some of the areas where we have experienced and may in the future experience acquisition-related risks include:

•
expenses and distractions, including diversion of management time, related to the ongoing Occam litigation, which is described in more detail in Note 7, “Commitments and Contingencies - Litigation” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K;

•	expenses and distractions related to potential claims resulting from any possible future acquisitions, whether or not they are completed;

•	retaining and integrating employees from any businesses we may acquire;

•	issuance of dilutive equity securities or incurrence of debt;

•	integrating various accounting, management, information, human resource and other systems to permit effective management;

•	incurring possible write-offs, impairment charges, contingent liabilities, amortization expense of intangible assets or impairment of goodwill;

•	difficulties integrating and supporting acquired products or technologies;

•	unexpected capital expenditure requirements;

•	insufficient revenues to offset increased expenses associated with the acquisition; and

•	opportunity costs associated with committing capital to such acquisitions.
Foreign acquisitions would involve risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks and uncertainties successfully, or at all, without incurring significant costs, delays or other operating problems.
Our inability to address or anticipate any of these risks and uncertainties could disrupt our business and could have a material impact on our financial condition and results of operations.
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
The FCC has jurisdiction over all of our U.S. customers. FCC regulatory policies that create disincentives for investment in access network infrastructure or impact the competitive environment in which our customers operate may harm our business. For example, future FCC regulation affecting providers of broadband Internet access services could impede the penetration of our customers into certain markets or affect the prices they may charge in such markets. Furthermore, many of our customers are subject to FCC rate regulation of interstate telecommunications services, and are recipients of Connect America Fund capital incentive payments, which are intended to subsidize broadband and telecommunications services in areas that are expensive to serve. In early October 2011, the then-chairman of the FCC outlined a plan to transform the Universal Service Fund, an $8 billion fund that is paid for by telephone customers in the U.S. and was used to subsidize basic telephone service in rural areas, into one that will help expand broadband Internet service to 18 million Americans who lack high-speed access. In late 2013, the new FCC chairman shared plans to review the implementation of this program, and some slight modifications were made in 2014. Changes to these programs that could affect the ability of IOCs to access capital and reduce our revenue opportunities remain possible.
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
Concerns about, or regulatory actions involving our practices with regard to the collection, use, disclosure, or security of customer information or other privacy related matters, even if unfounded, could damage our reputation and adversely affect operating results. While we strive to comply with all data protection laws and regulations, the failure or perceived failure to comply may result in inquiries and other proceedings or actions against us by government entities or others, or could cause us to lose customers, which could potentially have an adverse effect on our business.
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
Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss of or damage to intellectual property through security breach. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our operating results.
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
The trading price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Form 10-K and others such as:

•	quarterly variations in our results of operations or those of our competitors;

•	failure to meet any guidance that we have previously provided regarding our anticipated results;

•	changes in earnings estimates or recommendations by securities analysts;

•	failure to meet securities analysts’ estimates;

•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•
our commencement of, or involvement in, litigation and developments relating to such litigation, including any developments in the ongoing Occam litigation described in more detail in Note 7, “Commitments and Contingencies - Litigation” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K;

•	changes in governmental regulations; and

•	a slowdown in the communications industry or the general economy.
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
ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 2.        Properties.
We currently lease approximately 264,000 square feet of office space worldwide. Information concerning our principal leased properties as of December 31, 2014 is set forth below:

Location	Principal Use	Square Footage	Lease Expiration Date

Petaluma, California (1)	Corporate headquarters, sales, marketing, product design, service and repair engineering, distribution, research and development	82,100	February 2019
San Jose, California	Product design, research and development, administration	46,100	August 2018
Fremont, California	Not applicable (2)	36,000	July 2015
Minneapolis, Minnesota (3)	Product design, research and development, service and repair engineering	28,500	March 2019
Nanjing, China	Research and development	32,200	February 2016
Richardson, Texas	Service and test engineering	14,400	January 2022
Santa Barbara, California	Research and development	12,400	June 2019
Acton, Massachusetts	Research and development	6,200	June 2016
Richardson, Texas (4)	Service and repair engineering	6,100	July 2017
		264,000
(1) On January 28, 2013, we entered into an amendment to this Petaluma lease and extended the lease expiration date to February 2019.
(2) A portion of the property is sublet under a sublease expiring in 2015. The remaining area of the property, for which we have been actively seeking a sublease, was vacated in March 2013. Employees in this location were consolidated into our San Jose, California location.

(3) In October 2013, we entered into an amendment to this Minneapolis lease to extend the lease term from March 2014 to March 2019. Effective as of January 1, 2014, the square footage has been reduced from 33,200 to 28,500 square feet.

(4) The property, for which we have been actively seeking a sublease, was vacated in September 2014. Employees in this location were relocated into our new site also in Richardson, Texas.
We believe that our facilities are in good condition and are generally suitable to meet our needs for the foreseeable future. However, we may continue to seek additional space as needed, and we believe this space will be available on commercially reasonable terms.

ITEM 3.        Legal Proceedings
For a description of our material pending legal proceedings, please refer to Note 7, “Commitments and Contingencies – Litigation” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated by reference.
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

	High	Low
Fiscal Year 2014
First Quarter	$9.75	$7.12
Second Quarter	9.28	7.40
Third Quarter	10.92	7.67
Fourth Quarter	11.60	8.26

	High	Low
Fiscal Year 2013
First Quarter	$9.17	$7.26
Second Quarter	10.98	7.29
Third Quarter	13.98	9.96
Fourth Quarter	13.36	8.43
Number of Common Stock Holders and Number of Shares Outstanding
On February 25, 2015, there were approximately 297 stockholders of record of our common stock who held an aggregate of 51,805,177 shares of our common stock. The closing price of our common stock as of February 25, 2015 was $8.40. A substantially greater number of holders of Calix common stock are street name or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Performance Graph
The following graph shows a comparison of the cumulative total shareholder return on our common stock with the cumulative total returns of the NYSE Composite Index and the Morningstar Communication Equipment Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the period from March 24, 2010 (the date our common stock commenced trading on NYSE) through December 31, 2014. Data for the NYSE Composite Index and the Morningstar Communication Equipment Index assume reinvestment of dividends. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN

Calix, Inc
NYSE Composite Index
Morningstar Communication Equipment
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/24/2010
6/30/2010
12/31/2010
6/30/2011
12/31/2011
6/30/2012
12/31/2012
6/30/2013
12/31/2013
6/30/2014
12/31/2014

ASSUMES $100 INVESTED ON MAR. 24, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2014

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
We derived the statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 from our audited financial statements and related notes thereto of this Form 10-K. We derived the statements of operations data for the years ended December 31, 2011 and 2010, and the balance sheet data as of December 31, 2012, 2011 and 2010 from our audited financial statements and related notes which are not included in this Form 10-K. Historical results for any prior period are not necessarily indicative of future results for any period.

	Years Ended December 31,
	2014	2013	2012 (1)	2011 (1)	2010
	(In thousands, except per share data)
Statements of Operations Data:
Revenue	$401,227	$382,618	$330,218	$344,669	$287,043
Cost of revenue:
Products and services (2)	215,085	203,191	185,103	195,698	168,873
Acquisition-related expenses	—	—	—	19,966	—
Amortization of intangible assets	8,353	8,353	7,539	9,552	5,440
Total cost of revenue	223,438	211,544	192,642	225,216	174,313
Gross profit	177,789	171,074	137,576	119,453	112,730
Operating expenses:
Research and development (2)	80,311	79,299	66,748	67,725	55,412
Sales and marketing (2)	76,283	68,075	62,129	55,551	42,121
General and administrative (2)	31,371	31,945	26,114	27,002	27,998
Amortization of intangible assets	10,208	10,208	10,208	8,569	740
Acquisition-related expenses (2)	—	—	1,401	12,927	3,942
Total operating expenses	198,173	189,527	166,600	171,774	130,213
Loss from operations	(20,384)	(18,453)	(29,024)	(52,321)	(17,483)
Interest and other income (expense), net (3)	151	1,174	856	(5)	(989)
Loss before provision for (benefit from) income taxes	(20,233)	(17,279)	(28,168)	(52,326)	(18,472)
Provision for (benefit from) income taxes	581	(14)	158	224	81
Net loss	(20,814)	(17,265)	(28,326)	(52,550)	(18,553)
Preferred stock dividends	—	—	—	—	900
Net loss attributable to common stockholders	$(20,814)	$(17,265)	$(28,326)	$(52,550)	$(19,453)
Net loss per common share:
Basic and diluted	$(0.41)	$(0.35)	$(0.59)	$(1.15)	$(0.65)
Weighted-average number of shares used to compute net loss per common share:
Basic and diluted	50,808	49,419	48,180	45,546	29,778

	As of December 31,
	2014	2013	2012 (1)	2011 (1)	2010
	(In thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$111,679	$82,747	$46,995	$38,938	$98,324
Working capital	131,693	114,366	84,255	77,745	126,957
Total assets	370,221	383,599	377,897	358,103	257,556
Common stock and additional paid-in capital	803,101	783,509	761,454	741,504	606,907
Total stockholders’ equity	272,591	273,923	269,075	277,417	195,303

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

(2) Includes stock-based compensation as follows:
	2014	2013	2012	2011	2010
Cost of revenue	$1,120	$1,468	$1,433	$1,503	$1,745
Research and development	5,056	4,896	4,227	4,828	5,966
Sales and marketing	5,601	5,577	5,160	4,500	4,555
General and administrative	4,240	7,980	6,617	9,538	13,309
Acquisition-related expenses	—	—	—	1,234	—
Total	$16,017	$19,921	$17,437	$21,603	$25,575

(3) 2013 includes $1.7 million of gain from utilization of inventory credit from Ericsson, 2012 includes $1.0 million of gain on bargain purchase of Ericsson's fiber access assets and 2010 include $1.2 million of interest expense which is primarily for a term loan that was repaid in May 2010.

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
We market our access systems and software to CSPs globally through our direct sales force as well as a limited number of resellers. As of December 31, 2014, over 19 million ports of our Unified Access portfolio have been deployed at a growing number of CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. In addition, we have enabled over 1,000 customers to deploy gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue increased to $401.2 million for 2014 from $382.6 million for 2013 and $330.2 million for 2012. During the first half of 2012, we experienced softness in our business due to lower demand across multiple customer markets, which was due to a slowdown in capital expenditures by service providers increasingly concerned about macro-economic conditions and uncertainties associated with the implementation of regulatory reforms. However, beginning in the second half of 2012 and during 2013 and 2014, we experienced steady improvement in our operating results. Continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, large CSPs and customers in international markets. Since our inception we have incurred significant losses, and as of December 31, 2014, we had an accumulated deficit of $530.6 million. Our net loss was $20.8 million, $17.3 million, and $28.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Revenue fluctuations result from many factors, including: increases or decreases in customer orders for our products and services, large customer purchase agreements with delayed revenue recognition, varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets and in many cases also challenged by winter weather conditions that inhibit fiber deployment in the outside plant. As of December 31, 2014, our deferred revenue of $32.1 million primarily included extended warranty services contracts that are recognized ratably over the period during which the services are to be performed, as well as certain contracts with customers who receive government-supported loans and grants under programs like ARRA and RUS that require installation services. The timing of deferred recognition may cause significant fluctuations in our revenue and operating results from period to period. The revenue generated from ARRA contracts is expected to decline in 2015 as those projects are expected to reach completion by June 30, 2015.
Cost of revenue is strongly correlated to revenue and will tend to fluctuate from all of the above factors that could impact revenue. Other factors that impact cost of revenue include: changes in the mix of products and services delivered, customer type and location, changes in the cost of our inventory and inventory write-downs. Cost of revenue includes fixed expenses related to our internal operations, which could impact our cost of revenue as a percentage of revenue if there are large sequential fluctuations to revenue.
Our gross profit and gross margin have been, and will likely be, impacted by several factors, including new product introduction or upgrades to existing products, changes in customer mix, changes in the mix of products and services demanded and sold (and any related write-downs of existing inventory), shipment volumes, changes in our product costs, changes in pricing and the extent of customer rebates and incentive programs. We believe our gross margin could increase due to favorable changes in these factors, for example, increases in sales of our advanced E-Series Ethernet service access platforms, new introductions of our P-Series optical network terminals and reductions in the impact of rebate or similar programs. We believe our gross margin could decrease due to unfavorable changes in factors such as increased product costs, pricing decreases due to competitive pressure and an unfavorable customer or product mix. Changes in these factors could have a material impact on our future average selling prices and unit costs. Also, the timing of deferred revenue recognition and related deferred costs can have a material impact on our gross profit and gross margin results. The timing of recognition and the relative size of these arrangements could cause large fluctuations in our gross profit from period to period. Additionally, our gross margin could be impacted by inventory write-downs.
Our operating expenses have fluctuated based on the following factors: hiring, timing of variable compensation expenses due to fluctuations in order volumes, timing of salary increases which have historically occurred in the second quarter, timing of bonus expenses due to changes in the Company’s performance, timing of research and development expenses including prototype builds and intermittent outsourced development projects, fluctuations in stock-based compensation expenses due to increased equity grants or modifications to outstanding equity awards, and changes in acquisition-related expenses. As a result of our international expansion, we have incurred increased compensation costs due to the additional sales headcount. We anticipate that our operating expenses will increase in absolute dollar amounts but will decline as a percentage of revenue over time.
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
In connection with this acquisition, Calix and Ericsson also signed a non-exclusive global reseller agreement, under which Calix became Ericsson's preferred global partner for broadband access applications. This partnership provides Calix with an extensive global reseller channel, and we believe our acquisition of Ericsson's fiber access portfolio complemented our industry-leading Unified Access portfolio. We believe this partnership also provides Ericsson's existing fiber access customers with world-class support and maintenance, and an expanded portfolio of access systems and software from a leading company totally focused on access.
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
Acquisition of Occam Networks
On February 22, 2011, we completed our acquisition of Occam, a provider of innovative broadband access products, in a stock and cash transaction valued at approximately $213.1 million which consisted of $94.5 million of cash consideration and a value of $118.6 million of common stock and equity awards issued. The combined organization provides CSPs globally with an enhanced portfolio of advanced broadband access systems, and accelerates innovation across our expanded Unified Access portfolio.
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
We estimate the fair value of stock options and employee stock purchase rights at the grant date using the Black-Scholes option-pricing model. This model requires the use of highly judgmental assumptions, including expected stock price volatility and expected life of option awards, which have a significant impact on the fair value estimates and are discussed in detail in Note 9, "Stockholders' Equity" of the Notes to Consolidated Financial Statements in this Form 10-K. Changes to these estimates will cause the fair values of our stock options and related stock-based compensation expense that we record to vary.
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
Warranty
We offer initial limited warranties for our hardware products for a period of one or five years, depending on the product type. We recognize estimated costs related to warranty activities as a component of cost of revenue upon product shipment. The estimates are based on historical product failure rates and historical costs incurred in correcting product failures. The recorded amount is adjusted from time to time for specifically identified warranty exposure. Actual warranty expenses are charged against our estimated warranty liability when incurred. Factors that affect our warranty liability include the number of installed units and historical and anticipated rates of warranty claims and cost per claim.
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
In an annual impairment test, we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In assessing the qualitative factors, management considers the impact of these key factors: macro-economic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities, market capitalization and stock price. If management determines as a result of the qualitative assessment that it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required.
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
At the end of the second quarter of 2014, we completed our annual goodwill impairment test. Based on our assessment of the above qualitative factors, we concluded that the fair value of the Company was more likely than not greater than its carrying amount as of June 28, 2014. As such, it was not necessary to perform the two-step quantitative goodwill impairment test at the time. Subsequent to the 2014 annual impairment test, there have been no significant events or circumstances affecting the valuation of goodwill. As of December 31, 2014, there were no events or changes in circumstances that indicated that the carrying amount of intangible assets may not be recoverable or that goodwill shall be tested for impairment. Therefore, there was no impairment to the carrying value of the Company's goodwill. There were no impairment losses for goodwill during 2013 and 2012.
Intangible assets with finite useful lives are amortized over their estimated useful life, generally five years. We periodically evaluate intangible assets for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, we compare the carrying amount of the intangible assets to the estimated future undiscounted cash flows expected to be generated by the assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the intangible assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of intangible assets is determined based on the estimated discounted cash flows expected to be generated from the assets. We have reviewed events and changes to our business during the year and have determined that there was no impairment to our intangible assets during 2014. We did not incur any impairment losses for intangible assets during 2013 and 2012.
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
Since inception, we have incurred operating losses and accordingly have federal and state net operating loss carry-forwards of $549.1 million and $119.1 million, respectively, as of December 31, 2014. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2019 and through 2033, if not utilized. The state net operation loss carryforwards will expire at various dates beginning in 2015 and through 2033, if not utilized. Additionally, we had U.S. federal and state research and development credits of $20.1 million and $25.7 million as of December 31, 2014. The credits have varying expiration dates between 2015 and 2034 with California credits having no expiration. These two items account for the bulk of our net deferred tax asset of $212.9 million as of December 31, 2014. Excluding our foreign operations, we have recorded a full valuation allowance against the net deferred assets at each balance sheet date presented. We believe that based on the available evidence and history of operation losses, it is more likely than not that we will not be able to utilize all of our deferred assets before expiration. We intend to maintain the full valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances.

Results of Operations for Years Ended December 31, 2014, 2013 and 2012
Revenue
The following table sets forth our revenue (in thousands, except for percentages):

	Years Ended December 31,			2014 vs 2013 Change		2013 vs 2012 Change
	2014	2013	2012	$	%	$	%
Revenue	$401,227	$382,618	$330,218	$18,609	5%	$52,400	16%
Our revenue is principally derived in the United States. During 2014, 2013, and 2012, revenue generated in the United States represented approximately 88%, 87% and 93%, respectively. We expect that our international revenue will continue to grow and become a larger proportion of our revenue as we continue our expansion into international markets.
2014 compared to 2013: The increase in revenue during 2014 compared with 2013 resulted from stronger bookings and shipments across all territories due to increased customer demand. We also recognized revenue derived from contracts funded by the Broadband Stimulus Programs under the American Recovery and Reinvestment Act of 2009 as we received project acceptance from our customers. Our revenue is principally derived in the United States. During the year ended 2014, revenue generated in the United States represented approximately

$352.5 million or 88% of our total revenue. International revenue remained stable at $48.8 million or 12%. We expect international and overall revenue to grow as we expand our international markets as we add new customers.
We had one customer representing more than 10% of revenue in 2014 and 2013.
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

•
Amortization of acquired intangible assets—In connection with the acquisitions of Occam in 2011, we recorded amortizable intangible assets of $30.3 million which included core developed technologies, purchase order backlog and the trade name. These amounts are amortized to cost of revenue over their estimated useful lives. In addition, we acquired $16.3 million in-process technology from Occam. At the end of the first quarter of 2012, upon the completion of the research and development efforts associated with this in-process technology, we determined that this technology had a useful life of 5 years and therefore reclassified it as core developed technology and began amortizing this intangible asset to cost of revenue during the second quarter of 2012.

The following table sets forth our cost of revenue (in thousands, except for percentages):

	Years Ended December 31,			2014 vs 2013 Change		2013 vs 2012 Change
	2014	2013	2012	$	%	$	%
Cost of revenue:
Products and services	$215,085	$203,191	$185,103	$11,894	6%	$18,088	10%
Amortization of intangible assets	8,353	8,353	7,539	—	—%	814	11%
Total cost of revenue	$223,438	$211,544	$192,642	$11,894	6%	$18,902	10%
Gross profit	$177,789	$171,074	$137,576	$6,715	4%	$33,498	24%
Gross margin	44%	45%	42%
2014 compared to 2013: The increase in cost of revenue of $11.9 million during 2014 compared with 2013 was primarily due to increased shipments, changes in product and customer mix and to inventory write-downs taken in 2014. In 2014, we wrote down $5.8 million of inventory primarily related to lower than anticipated sales of products we acquired from Ericsson in November 2012 as well as other slow moving inventory for sale in North America and international markets. In 2013, we wrote-down $1.4 million of inventory. The amortization of intangible assets remained at the same level.
Gross margin decreased to 44% in 2014 from 45% in 2013 mainly due to inventory write-downs recorded in 2014 compared to 2013. Without these inventory write-downs, gross margin would have increased compared to 2013. Standard margins on sales of products increased in 2014 compared to 2013 mainly due to increase in sale of higher margin products. This increase was partly offset by the recognition of revenue derived from RUS contracts which are lower margins revenues.
We expect to have lower inventory write-downs in future periods, and as a result we do not expect that our gross margin in future periods will be similarly negatively impacted.
2013 compared to 2012: The increase in cost of revenue during 2013 compared with 2012 was due to an $18.1 million increase in products and services cost, which was primarily related to increased shipments, the completion and expense recognition of several RUS-funded projects and a $2.1 million increase in provision for write-downs of excess and obsolete inventories, and a $0.8 million increase in amortization of intangible assets resulted from core developed technology that began amortizing in the second quarter of 2012. See Note 5, “Goodwill and Intangible Assets” of the Notes to Consolidated Financial Statements included in this Form 10-K for details of this intangible asset.
Gross margin increased in 2013 compared with 2012, primarily due to a combination of product mix and cost reductions. In 2013, we shipped greater quantities of higher margin E-Series platforms as compared to 2012.

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

	Years Ended December 31,			2014 vs 2013 Change		2013 vs 2012 Change
	2014	2013	2012	$	%	$	%
Research and development	$80,311	$79,299	$66,748	$1,012	1%	$12,551	19%
Percent of total revenue	20%	21%	20%
2014 compared to 2013: The increase in research and development expenses during 2014 compared with 2013 was primarily driven by an increase in compensation and employee benefits of $2.9 million, partially offset by a net decrease in consulting services related to back-office certifications and other professional services of $1.8 million. We increased our research and development workforce by hiring new employees which led to higher compensation cost.
The percentage of research and development expenses over total revenue remained relatively flat from year to year.
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
Sales and Marketing Expenses
Sales and marketing expenses consist of personnel costs, employee sales commissions and marketing programs. The following table sets forth our sales and marketing expenses (in thousands, except for percentages):

	Years Ended December 31,			2014 vs 2013 Change		2013 vs 2012 Change
	2014	2013	2012	$	%	$	%
Sales and marketing	$76,283	$68,075	$62,129	$8,208	12%	$5,946	10%
Percent of total revenue	19%	18%	19%
2014 compared to 2013: The increase in sales and marketing expenses during 2014 compared with 2013 was primarily due to an increase of $6.0 million in compensation and employee benefits, marketing and advertising related expenses of $0.8 million, travel and entertainment of $0.6 million and professional and consulting services of $0.1 million. Increases were mainly due to increased headcount resulting from the hiring of additional employees in 2014 and increased sales and marketing efforts in order to support our domestic and international expansion.
The percentage of total sales and marketing expenses over total revenue remained relatively flat from year to year.
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

	Years Ended December 31,			2014 vs 2013 Change		2013 vs 2012 Change
	2014	2013	2012	$	%	$	%
General and administrative	$31,371	$31,945	$26,114	$(574)	(2)%	$5,831	22%
Percent of total revenue	8%	8%	8%
2014 compared to 2013: The decrease in general and administrative expenses during 2014 compared with 2013 was primarily due to $3.7 million decrease in stock-based compensation due to executive equity awards that completed vesting in 2013; partially offset by additional legal fees recognized in connection with the ongoing Occam class action litigation of $1.3 million mainly relating to fees not reimbursable under our existing Directors & Officers liability insurance coverage and increases in consulting and other professional services of $1.2 million, salaries and other employee benefits of $0.5 million and facility expenses of $0.2 million.
Our general and administrative expenses as a percentage of total revenue remained flat at 8% from year to year.
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

	Years Ended December 31,			2014 vs 2013 Change		2013 vs 2012 Change
	2014	2013	2012	$	%	$	%
Acquisition-related expenses	$—	$—	$1,401	$—	—%	$(1,401)	(100)%
Percent of total revenue	—%	—%	—%
2014 compared to 2013: No business acquisitions occurred in 2014 and 2013.
2013 compared to 2012: Acquisition-related expenses for 2012 were related to our EFAA acquisition. The vast majority of the $1.4 million acquisition-related expense consisted of one-time payments made to former Ericsson employees who transferred to Calix as a result of the acquisition.
For more information regarding the EFAA acquisition, see Note 2, “Business Combinations” of the Notes to Consolidated Financial Statements included in this Form 10-K.
Amortization of Intangible Assets
In connection with our acquisition of Occam in 2011, we recorded an amortizable intangible asset related to customer relationships of $51.0 million. This amount is amortized to operating expenses over its estimated useful life. The following table sets forth our amortization of intangible assets expenses included in operating expenses (in thousands, except for percentages):

	Years Ended December 31,			2014 vs 2013 Change		2013 vs 2012 Change
	2014	2013	2012	$	%	$	%
Amortization of intangible assets	$10,208	$10,208	$10,208	$—	—%	$—	—%
Percent of total revenue	3%	3%	3%
2014 compared to 2013: Amortization of intangible assets for 2014 had not changed compared with 2013 because there had been no changes in our intangible assets.
2013 compared to 2012: Amortization of intangible assets for 2013 had not changed compared with 2012 because there had been no changes in our intangible assets.
See Note 5, “Goodwill and Intangible Assets” of the Notes to Consolidated Financial Statements included in this Form 10-K for details of this intangible asset.

Interest and Other Income (Expense), net
The following table sets forth our interest and other income (expense), net (in thousands, except for percentages):

	Years Ended December 31,			2014 vs 2013 Change		2013 vs 2012 Change
	2014	2013	2012	$	%	$	%
Interest and other income (expense), net
Interest income	$729	$7	$15	$722	10,314%	$(8)	(53)%
Interest expense	(806)	(167)	(185)	(639)	383%	18	(10)%
Utilization of inventory credit	—	1,651	—	(1,651)	(100)%	1,651	100%
Gain on bargain purchase	—	—	1,029	—	—%	(1,029)	(100)%
Other income (expense), net	228	(317)	(3)	545	(172)%	(314)	10,467%
Total interest and other income (expense), net	$151	$1,174	$856	$(1,023)	(87)%	$318	37%
Percent of total revenue	—%	—%	—%
2014 compared to 2013: The decrease in interest and other income (expense), net, for 2014 compared with 2013 was primarily attributable to a $1.7 million gain we recognized in 2013 associated with inventories we obtained from Ericsson using a credit that we received as part of our EFAA acquisition ("Ericsson Credit"). We did not use any legacy Ericsson Credit in 2014. This was partially offset by lower loss on retirement of property and equipment which decreased by $0.5 million as compared to 2013.
2013 compared to 2012: The increase in interest and other income (expense), net, for 2013 compared with 2012 was primarily attributable to a gain associated with inventories we obtained from Ericsson using the Ericsson Credit. We recorded such inventories at their fair market value and recognized a gain of $1.7 million for the amount in excess of the fair value of the Ericsson Credit that was recorded at the date of the EFAA acquisition. This increase was offset in part by a $1.0 million gain on bargain purchase recognized in connection with the EFAA acquisition that was recorded in 2012 which did not recur in 2013. See Note 2, "Business Combinations" of the Notes to the Consolidated Financial Statements in this Form 10-K for more details.
Provision for (benefit from) Income Taxes
The following table sets forth our provision for (benefit from) income taxes (in thousands, except percentages):

	Years Ended December 31,			2014 vs 2013 Change		2013 vs 2012 Change
	2014	2013	2012	$	%	$	%
Provision for (benefit from) income taxes	$581	$(14)	$158	$595	(4,250)%	$(172)	(109)%
Effective tax rate	(2.9)%	0.1%	(0.6)%
2014 compared to 2013: Income tax expense increased by $0.6 million in 2014 from $14 thousand benefit in 2013 to $0.6 million provision in 2014. The increase was primarily due to higher income in taxable foreign jurisdictions and lower tax loss benefits.
As of December 31, 2014, we had unrecognized tax benefits of $15.4 million, none of which would affect our effective tax rate if recognized.
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
Liquidity and Capital Resources
We have funded our operations primarily through cash generated from operations and the 2010 initial public offering of our common stock. At December 31, 2014, we had cash and cash equivalents of $48.8 million including $3.8 million of cash held by our foreign subsidiaries. Our cash and cash equivalents consisted of deposits held at banks and money market mutual funds held at major financial institutions. Our intent is to permanently reinvest our earnings outside the U.S. and our current plans do not demonstrate a need to repatriate the foreign cash to fund our U.S. operations.

The following table presents the cash inflows and outflows by activity during 2014, 2013, and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$38,075	$40,818	$27,678
Net cash used in investing activities	(75,444)	(6,987)	(22,179)
Net cash provided by financing activities	3,575	1,818	2,513
Operating Activities
Our operating activities provided cash of $38.1 million in 2014, $40.8 million in 2013 and $27.7 million in 2012. The decrease in cash provided by operating activities during 2014 as compared to 2013 was due primarily to an unfavorable change of $6.7 million in our operating results after adjustment of non-cash charges, offset partially by a $3.9 million increase in net cash inflow resulting from changes in operating assets and liabilities.
In 2014, non-cash charges were $44.5 million (the majority of which consist of stock-based compensation expense, amortization expenses and depreciation). Cash inflows from changes in operating assets and liabilities primarily resulted from a $12.8 million decrease in net accounts receivable due to strong collections in 2014, a $4.3 million decrease in inventory due to timing of inventory receipts, a $0.5 million increase in accounts payable due to the timing of inventory receipts and payments, a $7.4 million increase in accrued expenses and a $0.5 million increase in other long-term liabilities due to the timing of our sales commissions and other expenses accruals and payout. Cash outflows from changes in operating assets and liabilities included primarily a $5.9 million increase in prepaid expenses and other assets, and a $21.2 million decrease in deferred revenue as a result of revenue recognition for previous shipments related to certain RUS-funded contracts.
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
In 2012, our operating activities provided cash of $27.7 million. This resulted primarily from non-cash charges of $43.0 million (the majority of which consist of depreciation and amortization expenses and stock-based compensation expense). Cash inflows from changes in operating assets and liabilities primarily resulted from a $26.4 million increase in deferred revenue as a result of increased shipments relating to certain RUS-funded contracts, an $11.3 million decrease in inventory due to improved inventory management, and a $2.6 million increase in accounts payable due to the timing of inventory receipts and payments. Cash outflows from changes in operating assets and liabilities included primarily a $13.4 million increase in deferred cost of revenue primarily related to the deferral of certain RUS-funded contracts, a $13.0 million increase in net accounts receivable due to the timing of sale and billing activities, and a $0.9 million decrease in accrued liabilities.
Investing Activities
In 2014, our cash used in investing activities consisted of $63.5 million net purchases of marketable securities, which provide higher income yields than money market funds, and $12.0 million of capital expenditures primarily as a result of leasehold improvements, purchases of test equipment, computer equipment and software.
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
Financing Activities
In 2014, our financing activities provided cash of $3.6 million, which consisted of proceeds of $4.6 million from the issuance of common stock under the employee stock purchase plan (“ESPP”) and proceeds of $1.7 million from the exercises of stock options, offset by $2.7 million payment of payroll taxes for the vesting of awards under equity incentive plans.
In 2013, our financing activities provided cash of $1.8 million, which consisted of proceeds of $4.8 million from the issuance of common stock under the ESPP and proceeds of $0.7 million from the exercises of stock options, offset by $3.4 million payment of payroll taxes for the vesting of awards under equity incentive plans and $0.3 million payments for debt issuance costs associated with the credit agreement that we entered into with Bank of America.

In 2012, our financing activities provided cash of $2.5 million, which consisted of proceeds of $4.1 million from the issuance of common stock under the ESPP and proceeds of $0.2 million from the exercises of stock options, offset by $1.7 million payment of payroll taxes for the vesting of awards under equity incentive plans.
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
We also have a credit facility with an aggregate principal amount of up to $50.0 million. The credit facility matures in July 2016, but may be extended up to two times (each extension for an additional one-year period) upon mutual agreement with the lenders. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions. As of December 31, 2014, there was $50.0 million available for borrowing under this credit facility. For a detailed discussion of our credit facility, please refer to Note 12, "Credit Facility" of the Notes to Consolidated Financial Statements included in this Form 10-K.
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
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. The following table summarizes our contractual obligations at December 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
Operating lease obligations (1)	$11,819	$3,193	$5,252	$2,904	$470
Non-cancelable purchase commitments (2)	24,770	24,770	—	—	—
Total	$36,589	$27,963	$5,252	$2,904	$470

(1) The total minimum payments under our operating lease obligations have not been reduced by minimum sublease rentals of $0.1 million due in the future under non-cancelable sublease of a portion of our office in Fremont, California.

(2) Represents outstanding non-cancelable purchase orders for finished goods to be delivered by our contract manufacturers.
Future minimum operating lease obligations in the table above include primarily payments for our office space in Petaluma, California, and for our facilities in Minneapolis, Minnesota; Acton, Massachusetts; Nanjing, China; Richardson, Texas; and Fremont, San Jose, and Santa Barbara, California, which expire at various dates through 2022, and for certain office equipment under non-cancelable operating lease agreements, obtained through our acquisition of Occam, which expire at various dates through 2015. A portion of the office in Fremont, California is sublet under a sublease expiring in 2015. We are also actively seeking to sublease our old Richardson, Texas facility that was vacated in September 2014.
See Note 7, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Form 10-K for more discussions on our operating leases and purchase commitments.
Off-Balance Sheet Arrangements
As of December 31, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At December 31, 2014, we had cash, cash equivalents and marketable securities of $111.7 million, and restricted cash of $0.3 million, which were held primarily in cash, money market funds and highly liquid marketable securities such as corporate debt instruments and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.

Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings under our credit facility, which allows us to borrow up to a maximum amount of $50.0 million. Borrowings under our credit facility will accrue interest at a variable rate based upon the applicable base rate or LIBOR plus a margin depending on the Company's leverage ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA (customarily defined). As of December 31, 2014, we had no borrowings under the credit facility.
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
Translation Exposure
Our sales contracts are primarily denominated in U.S. dollars and, therefore, the majority of our revenues are not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities with our subsidiary in China and the United Kingdom, whose functional currencies are the Chinese Renminbi ("RMB") and British Pounds Sterling ("GBP"), respectively.
Our operating expenses are incurred primarily in the United States, with a small portion of expenses incurred in China associated with our research and development operations that are maintained there, and in the United Kingdom for our sales and services office there. Our operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. For 2014, approximately 90% of our operating expenses were U.S.-dollar denominated, and 5% each of our expenses were denominated in GBP and RMB, respectively. If the currency exchange rates in 2014 had been the same as in 2013, our 2014 operating results would have decreased by approximately $0.4 million. If the U.S. dollar had appreciated or depreciated by 10%, relative to GBP and RMB, our operating expenses for 2014 would have decreased or increased by $2.0 million, or 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the year ended December 31, 2014 was a net translation loss of approximately $52 thousand. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Consolidated Statements of Comprehensive Loss. During the year ended December 31, 2014, net loss we recognized related to these foreign exchange assets and liabilities was approximately $11 thousand.

ITEM 8.         Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Calix, Inc.
We have audited the accompanying consolidated balance sheets of Calix, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calix, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calix, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
March 4, 2015

CALIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$48,829	$82,747
Marketable securities	62,850	—
Restricted cash	295	295
Accounts receivable, net	30,744	43,520
Inventory	46,753	51,071
Deferred cost of revenue	5,080	21,076
Prepaid expenses and other current assets	12,936	5,757
Total current assets	207,487	204,466
Property and equipment, net	20,144	17,473
Goodwill	116,175	116,175
Intangible assets, net	25,179	43,740
Other assets	1,236	1,745
Total assets	$370,221	$383,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,629	$23,163
Accrued liabilities	39,443	32,075
Deferred revenue	12,722	34,862
Total current liabilities	75,794	90,100
Long-term portion of deferred revenue	19,393	18,431
Other long-term liabilities	2,443	1,145
Total liabilities	97,630	109,676
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2014 and December 31, 2013	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized 51,628,257 shares and 50,224,952 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	1,291	1,256
Additional paid-in capital	801,810	782,253
Accumulated other comprehensive income	80	190
Accumulated deficit	(530,590)	(509,776)
Total stockholders’ equity	272,591	273,923
Total liabilities and stockholders’ equity	$370,221	$383,599

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenue	$401,227	$382,618	$330,218
Cost of revenue:
Products and services (1)	215,085	203,191	185,103
Amortization of intangible assets	8,353	8,353	7,539
Total cost of revenue	223,438	211,544	192,642
Gross profit	177,789	171,074	137,576
Operating expenses:
Research and development (1)	80,311	79,299	66,748
Sales and marketing (1)	76,283	68,075	62,129
General and administrative (1)	31,371	31,945	26,114
Amortization of intangible assets	10,208	10,208	10,208
Acquisition-related expenses	—	—	1,401
Total operating expenses	198,173	189,527	166,600
Loss from operations	(20,384)	(18,453)	(29,024)
Interest and other income (expense), net:
Interest income	729	7	15
Interest expense	(806)	(167)	(185)
Utilization of inventory credit	—	1,651	—
Gain on bargain purchase	—	—	1,029
Other income (expense), net	228	(317)	(3)
Total interest and other income (expense), net	151	1,174	856
Loss before provision for (benefit from) income taxes	(20,233)	(17,279)	(28,168)
Provision for (benefit from) income taxes	581	(14)	158
Net loss	(20,814)	(17,265)	(28,326)
Net loss per common share:
Basic and diluted	$(0.41)	$(0.35)	$(0.59)
Weighted-average number of shares used to compute net loss per common share:
Basic and diluted	50,808	49,419	48,180
Other comprehensive income (loss), net of tax:
Unrealized losses on available-for-sale
marketable securities, net	$(58)	$—	$—
Foreign currency translation adjustments, net	(52)	58	34
Total other comprehensive income (loss), net of tax	(110)	58	34
Comprehensive loss	$(20,924)	$(17,207)	$(28,292)

(1) Includes stock-based compensation as follows:
Cost of revenue	$1,120	$1,468	$1,433
Research and development	5,056	4,896	4,227
Sales and marketing	5,601	5,577	5,160
General and administrative	4,240	7,980	6,617
	$16,017	$19,921	$17,437

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
	Common Stock		Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2011	47,825	$1,195	$740,309	$98	$(464,185)	$277,417
Stock-based compensation	—	—	17,437	—	—	17,437
Exercise of stock options	115	3	191	—	—	194
Issuance of vested restricted stock units, net of taxes withheld	400	10	(1,564)	—	—	(1,554)
Stock issued under employee stock purchase plan	619	16	4,047	—	—	4,063
Shares withheld for taxes for vested restricted stock awards	(35)	(1)	(189)	—	—	(190)
Restricted stock awards forfeited	(25)	(1)	1	—	—	—
Net loss	—	—	—	—	(28,326)	(28,326)
Other comprehensive income	—	—	—	34	—	34
Balance at December 31, 2012	48,899	1,222	760,232	132	(492,511)	269,075
Stock-based compensation	—	—	19,921	—	—	19,921
Exercise of stock options	160	4	743	—	—	747
Issuance of vested restricted stock units, net of taxes withheld	529	14	(3,045)	—	—	(3,031)
Stock issued under employee stock purchase plan	686	17	4,811	—	—	4,828
Shares withheld for taxes for vested restricted stock awards	(34)	(1)	(409)	—	—	(410)
Restricted stock awards forfeited	(15)	—	—			—
Net loss	—	—	—	—	(17,265)	(17,265)
Other comprehensive income	—	—	—	58	—	58
Balance at December 31, 2013	50,225	1,256	782,253	190	(509,776)	273,923
Stock-based compensation	—	—	16,017	—	—	16,017
Exercise of stock options	224	6	1,662	—	—	1,668
Issuance of vested performance restricted stock units, net of taxes withheld	99	2	(535)	—	—	(533)
Issuance of vested restricted stock units, net of taxes withheld	449	11	(1,851)	—	—	(1,840)
Stock issued under employee stock purchase plan	683	17	4,610	—	—	4,627
Shares withheld for taxes for vested restricted stock awards	(42)	(1)	(346)	—	—	(347)
Restricted stock awards forfeited	(10)	—	—	—	—	—
Net loss	—	—	—	—	(20,814)	(20,814)
Other comprehensive loss	—	—	—	(110)	—	(110)
Balance at December 31, 2014	51,628	$1,291	$801,810	$80	$(530,590)	$272,591

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(20,814)	$(17,265)	$(28,326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,263	10,181	8,562
Loss on retirement of property and equipment	50	569	262
Amortization of intangible assets	18,561	18,561	17,747
Amortization of premiums relating to available-for-sale securities	574	—	—
Gain on sale of available-for-sale securities	(1)	—	—
Stock-based compensation	16,017	19,921	17,437
Utilization of inventory credit	—	(1,651)	—
Gain on bargain purchase	—	—	(1,029)
Changes in operating assets and liabilities:
Restricted cash	—	(295)	754
Accounts receivable, net	12,776	15,999	(13,011)
Inventory	4,319	(6,138)	11,308
Deferred cost of revenue	15,996	1	(13,379)
Prepaid expenses and other assets	(5,908)	535	47
Accounts payable	467	6,359	2,554
Accrued liabilities	7,440	(4,217)	(869)
Deferred revenue	(21,178)	(1,804)	26,403
Other long-term liabilities	513	62	(782)
Net cash provided by operating activities	38,075	40,818	27,678
Investing activities:
Purchases of property and equipment	(11,961)	(6,987)	(10,179)
Purchases of marketable securities	(67,698)	—	—
Sales of marketable securities	615	—	—
Maturities of marketable securities	3,600	—	—
Acquisitions, net of cash acquired	—	—	(12,000)
Net cash used in investing activities	(75,444)	(6,987)	(22,179)
Financing activities:
Proceeds from exercise of stock options	1,668	747	194
Proceeds from employee stock purchase plan	4,627	4,828	4,063
Taxes paid for awards vested under equity incentive plans	(2,720)	(3,441)	(1,744)
Payments for debt issuance costs	—	(316)	—
Net cash provided by financing activities	3,575	1,818	2,513
Effect of exchange rate changes on cash and cash equivalents	(124)	103	45
Net increase (decrease) in cash and cash equivalents	(33,918)	35,752	8,057
Cash and cash equivalents at beginning of period	82,747	46,995	38,938
Cash and cash equivalents at end of period	$48,829	$82,747	$46,995
Supplemental disclosures of cash flow information
Interest paid	$159	$57	$68
Income taxes paid	72	96	125
Non-cash financing and investing activities
Property and equipment acquired using credits from Ericsson Inc.	$—	$125	$—
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
Credit Risk and Inventory Supplier Concentrations
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents consist of money market funds, which are invested through financial institutions in the United States. Deposits in these financial institutions may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company also has approximately $3.8 million of cash held by its foreign subsidiaries in China and the United Kingdom. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these cash and cash equivalents.
Concentrations of credit risk in relation to customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated.

	Percentage of Accounts Receivable		Percentage of Revenue
	At December 31,		Years Ended December 31,
	2014	2013	2014	2013	2012
CenturyLink	*	15%	23%	26%	21%
Ericsson (1)	*	12%	*	*	*

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
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, accounts payable, and other accrued liabilities approximate their fair value due to their relatively short-term nature.
Cash, Cash Equivalents, and Marketable Securities
The Company has invested its excess cash primarily in money market funds and highly liquid marketable securities such as corporate debt instruments and commercial paper. The Company considers all investments with maturities of three months or less when purchased to be cash equivalents. Marketable securities represent highly liquid corporate debt instruments and commercial paper with maturities greater than 90 days at date of purchase. Marketable securities with maturities greater than one year are classified as current because management considers all marketable securities to be available for current operations.
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
The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. The Company reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things: the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent and ability to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The Company has evaluated its investments as of December 31, 2014 and has determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.
Restricted Cash
As of each of December 31, 2014 and 2013, the Company had $0.3 million cash restricted for collateralizing the outstanding letters of credit with Silicon Valley Bank.
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
In an annual impairment test, the Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In assessing the qualitative factors, management considers the impact of these key factors: macro-economic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities, market capitalization and stock price. If the Company determines as a result of the qualitative assessment that it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required.
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

At the end of the second quarter of 2014, the Company has completed its annual goodwill impairment test. Based on its assessment of the above qualitative factors, management concluded that the fair value of the Company was more likely than not greater than its carrying amount as of June 28, 2014. As such, it was not necessary to perform the two-step quantitative goodwill impairment test at the time. Subsequent to the 2014 annual impairment test, there have been no significant events or circumstances affecting the valuation of goodwill. As of December 31, 2014, there was no impairment to the carrying value of the Company's goodwill. There were no impairment losses for goodwill during 2013 and 2012.
Intangible Assets and Other Long-Lived Assets
Intangible assets with finite useful lives are amortized over their estimated useful life, generally five years. The Company periodically evaluates long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the assets. The Company has reviewed events and changes to its business during the year and has determined that there was no impairment to its intangible assets and other long-lived assets during 2014. The Company did not incur any impairment losses for intangible assets and other long-lived assets during 2013 and 2012.
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
Foreign Currency Translation
Assets and liabilities of the Company’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the monthly average exchanges rates. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses were not significant during the years ended December 31, 2014, 2013 and 2012.
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
The assets, liabilities, and operating results associated with the EFAA Acquisition have been included in the Company's consolidated financial statements from the date of acquisition. For 2013 and onwards, it is impracticable to determine the results of operations or the revenue which resulted from the EFAA acquisition as the acquired business had been integrated into our operations beginning in 2013. For 2012, approximately $0.6 million of our total revenue resulted from the EFAA acquisition. Pro forma results of operations have not been presented because it is impracticable to obtain the historical operating results of EFAA before the acquisition on a standalone basis and that the effect of the acquisition was not material to our consolidated results of operations.

3. Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$17,866	$62,905
Money market funds	30,963	19,842
Total cash and cash equivalents	48,829	82,747
Marketable securities:
Corporate debt securities	61,050	—
Commercial paper	1,800	—
Total marketable securities	62,850	—
Total cash, cash equivalents and marketable securities	$111,679	$82,747
The carrying amounts of our money market funds approximate their fair values due to their nature, duration and short maturities.
The amortized cost and fair value of marketable securities as of December 31, 2014 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$61,108	$1	$(59)	$61,050
Commercial paper	1,800	—	$—	1,800
Total marketable securities	$62,908	$1	$(59)	$62,850
As of December 31, 2014, there are no marketable securities, classified and accounted for as available-for-sale securities, that have been in a continuous unrealized loss position in excess of twelve months.
As of December 31, 2014, the amortized cost and fair value of marketable securities by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$59,835	$59,776
Due in 1-2 years	3,073	3,074
Total marketable securities	$62,908	$62,850
As of December 31, 2013, the Company did not hold any marketable securities.

4. Fair Value Measurements
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
The following table sets forth the Company's financial assets measured at fair value as of December 31, 2014 and December 31, 2013, based on the three-tier fair value hierarchy (in thousands):

As of December 31, 2014	Level 1	Level 2	Total
Money market funds	$30,963	$—	$30,963
Corporate debt securities	—	61,050	61,050
Commercial paper	—	1,800	1,800
Total	$30,963	$62,850	$93,813

As of December 31, 2013	Level 1	Level 2	Total
Money market funds	$19,842	$—	$19,842
Corporate debt securities	—	—	—
Commercial paper	—	—	—
Total	$19,842	$—	$19,842
The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities and commercial paper classified as Level 2 were derived from quoted market prices for similar instruments indexed to prevailing market yield rates. The Company has no level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the twelve months ended December 31, 2014 and December 31, 2013.
5. Goodwill and Intangible Assets
Goodwill
Goodwill was recorded as a result of the Company's acquisitions of Occam Networks, Inc. ("Occam") in February 2011 and Optical Solutions, Inc. ("OSI") in February 2006. This goodwill is not deductible for tax purposes, and there have been no adjustments or impairment to goodwill since the acquisition dates.
Intangible Assets
Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of December 31, 2014 and 2013 are disclosed in the following table (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(55,694)	$13,270	$68,964	$(47,339)	$21,625
Customer relationships	54,740	(42,831)	11,909	54,740	(32,625)	22,115
Total intangible assets, excluding goodwill	$123,704	$(98,525)	$25,179	$123,704	$(79,964)	$43,740
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
Amortization expense for intangible assets was $18.6 million, $18.6 million, and $17.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. Expected future amortization expense for the fiscal years indicated is as follows (in thousands):

Period	Expected Amortization Expense
2015	$18,561
2016	5,805
2017	813
Total	$25,179

6. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Accounts receivable	$31,493	$44,642
Allowance for doubtful accounts	(241)	(358)
Product return reserve	(508)	(764)
Accounts receivable, net	$30,744	$43,520
Inventory consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Raw materials	$3,180	$6,591
Finished goods	43,573	44,480
Total inventory	$46,753	$51,071
Property and equipment, net consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Test equipment	$40,766	$36,932
Computer equipment and purchased software	30,355	27,280
Furniture and fixtures	1,852	1,614
Leasehold improvements	6,550	7,077
Total	79,523	72,903
Accumulated depreciation and amortization	(59,379)	(55,430)
Property and equipment, net	$20,144	$17,473
Depreciation and amortization expense was $9.3 million, $10.2 million, $8.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Accrued liabilities consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Accrued compensation and related benefits	$15,782	$13,127
Accrued warranty	9,553	10,856
Accrued professional and consulting fees	5,860	1,634
Accrued business travel expenses	1,414	540
Accrued excess and obsolete inventory at contract manufacturers	888	756
Accrued customer rebates	851	712
Accrued rent reserve	412	341
Sales and use tax payable	397	521
Accrued freight	303	612
Income taxes payable	269	368
Accrued other	3,714	2,608
Total accrued liabilities	$39,443	$32,075
Deferred revenue consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Deferred Revenue:
Product and services - current	$9,753	$32,051
Extended warranty - current	2,969	2,811
Extended warranty - non-current	19,211	18,335
Product and services - non-current	182	96
Total deferred revenue	$32,115	$53,293

Deferred cost of revenue consisted entirely of products and services.
7. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of December 31, 2014 (in thousands):

Period	Minimum Future Lease Payments
2015	$3,193
2016	2,658
2017	2,594
2018	2,325
2019	579
Thereafter	470
Total	$11,819
The above total minimum payments have not been reduced by minimum sublease rentals of $0.1 million due in the future under non-cancelable sublease of a portion of the Company's office in Fremont, California.
The Company leases its primary office space in Petaluma, California under a lease agreement ("Petaluma Lease") that extends through February 2014. On January 28, 2013, the Company entered into an amendment to its Petaluma Lease ("Amendment") to extend the lease term to February 2019. In connection with the Petaluma Lease and the Amendment, the Company received lease incentives of $1.2 million and $0.4 million, respectively, which can be used for leasehold improvements or be applied as credits to rent payments. The Company had capitalized the full amount of the lease incentives upon inception of the respective agreement and these incentives are being amortized to reduce rent expense over the extended lease term. As of December 31, 2014, total unamortized lease incentive was $0.4 million of which $0.1 million and $0.3 million were included in "Accrued liabilities" and "Other long-term liabilities", respectively, in the Consolidated Balance Sheet as of December 31, 2014. Payments under the Company’s operating leases that escalate over the term of the lease are recognized as rent expense on a straight-line basis.
The above table also includes future minimum lease payments primarily for our facilities in Minneapolis, Minnesota; Acton, Massachusetts; Nanjing, China; Richardson, Texas; and Fremont, San Jose, and Santa Barbara, California, which expire at various dates through 2022, and for certain office equipment under non-cancelable operating lease agreements, which expire at various dates through 2015.
For the years ended December 31, 2014, 2013 and 2012, total rent expense of the Company, net of sublease income, was $4.1 million, $3.9 million, $3.5 million, respectively.
Purchase Commitments
The Company’s primary contract manufacturers place orders for component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the contract manufacturers to build the products included in the build forecasts. The Company does not take ownership of the components and any outstanding orders do not represent firm purchase commitments pursuant to the Company’s agreement with the contract manufacturer. The Company will provide purchase orders to its contract manufacturers in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the contract manufacturer has converted the component inventory to a finished product and takes ownership of the inventory when transferred to the designated shipping warehouse. However, historically, the Company has reimbursed its primary contract manufacturer for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by its suppliers, or in cases where inventory levels greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $0.9 million and $0.8 million as of December 31, 2014 and 2013, respectively. The Company records these amounts in cost of products and services in its Consolidated Statements of Comprehensive Loss.
As of December 31, 2014, the Company had non-cancelable outstanding purchase orders of $24.8 million for finished goods to be delivered by its contract manufacturers within one year.
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

Changes in the Company’s warranty reserve in the periods as indicated were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of period	$10,856	$11,762	$12,104
Warranty charged to cost of revenue	3,394	4,350	4,701
Utilization of warranty	(4,697)	(5,256)	(5,043)
Balance at end of period	$9,553	$10,856	$11,762
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
The merger transaction was completed on February 22, 2011 (the “Effective Date”). On January 6, 2012, the Delaware court ruled on a motion for sanctions brought by the defendants against certain of the lead plaintiffs. The Delaware court found that lead plaintiffs Michael Steinhardt, Steinhardt Overseas Management, L.P., and Ilex Partners, L.L.C., collectively the “Steinhardt Plaintiffs,” had engaged in improper trading of Calix shares, and dismissed the Steinhardt Plaintiffs from the case with prejudice. The court further held that the Steinhardt Plaintiffs are: (i) barred from receiving any recovery from the litigation, (ii) required to self-report to the SEC, (iii) directed to disclose their improper trading in any future application to serve as lead plaintiff, and (iv) ordered to disgorge trading profits of $0.5 million to be distributed to the remaining members of the class of former Occam stockholders. The Delaware court also granted the motion of the remaining lead plaintiffs, Herbert Chen and Derek Sheeler, for class certification, and certified Messrs. Chen and Sheeler as class representatives. The certified class is a non-opt-out class consisting of all owners of Occam common stock whose shares were converted to shares of Calix on the date of the merger transaction, with the exception of the defendants in the Delaware action and their affiliates. Chen and Sheeler, on behalf of the class of similarly situated former Occam stockholders, continue to seek an award of damages in an unspecified amount.
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
On June 12, 2014, the plaintiffs filed a Motion to Compel Production of Documents by Defendants and Jefferies & Company, Inc. and For Sanctions Against Defendants. This motion sought additional documents from defendants and from Jefferies, Occam’s former advisor, and requested that the court impose severe sanctions, up to and including a finding of liability against defendants. Defendants have rejected the suggestion that any additional documents should be produced and vigorously opposed the imposition of any sanctions. On September 3, 2014, the court denied the motion without prejudice as to defendants, directed counsel for the defendants to provide an affidavit clarifying the prior conduct of discovery, and ordered discovery into defendants’ document collection and review methodologies. The court also ordered Jefferies to produce additional documents. Those proceedings are ongoing, but the plaintiffs have indicated that they do not intend to seek any sanctions against the defendants at this time. Instead, plaintiffs have filed a motion requesting leave to amend their complaint to add Jefferies and Wilson Sonsini Goodrich & Rosati, P.C., former defense counsel in this lawsuit, as defendants. That motion is scheduled to be heard by the Court on March 17, 2015.
The Company continues to believe that the allegations in the Second Amended Complaint are without merit and intends to continue to vigorously contest the action as it moves forward toward trial. However, there can be no assurance that the defendants will be successful in defending this ongoing action. In addition, the Company has obligations, under certain circumstances, to hold harmless and indemnify each of the former Occam directors and officers against judgments, fines, settlements and expenses related to claims against such directors and officers to the fullest extent permitted under Delaware law and Occam's bylaws and certificate of incorporation. Such obligations may apply to this lawsuit and may ultimately result in the payment of indemnification amounts by the Company, and the Company currently expects that, if the case proceeds to trial, defense costs are likely to exceed available Directors & Officers liability insurance coverage.
In addition, under the engagement letter between Occam and Jefferies, the Company has obligations, under certain circumstances, to hold harmless and indemnify Jefferies against judgments, fines, settlements and expenses related to Jefferies’ engagement by Occam, and Jefferies has demanded that the Company indemnify Jefferies in connection with this litigation under this agreement. Following Jefferies demand for indemnification the Company notified Occam’s insurance carriers, and such carriers have advised in writing that they do not believe the Jefferies indemnification obligations are covered by the Company’s insurance. Thus, the Company’s indemnification obligations to Jefferies may apply to this lawsuit and may not be covered by insurance.
As previously noted, the plaintiffs have not communicated any specific demand for damages. However, the plaintiffs’ valuation expert has opined that the fair value of Occam’s common stock on the Effective Date exceeded the merger consideration by between $7.77 and $9.65 per share. Defendants’ valuation expert has opined that the fair value of Occam’s common stock on the Effective Date was less than the merger consideration. The Company estimates that as of the Effective Date, the class held approximately 15,147,085 shares of Occam’s common stock. In addition to the difference between the fair value of Occam’s common stock on the Effective Date and the merger consideration, the plaintiffs also seek an award of attorneys’ fees and costs, pre-judgment interest relating back to the Effective Date, and post-judgment interest.
At this time, the Company is unable to quantify its indemnification risk. The Company may have indemnity obligations that are in excess of its insurance coverage, particularly if there is an adverse result at trial. Any such costs could have a material adverse effect on the Company’s business, operating results or financial condition. Trial of the matter is currently scheduled to commence on April 20, 2015.
Additional information and other developments became available after December 31, 2014 relating to certain additional legal fees and associated expenses incurred by advisers previously retained by Occam in connection with its acquisition by Calix and related to the ongoing Occam class action litigation. Such information and developments enabled the Company to assess the need to recognize and accrue for a potential associated loss contingency. As a result, the Company recognized and recorded additional legal fees and associated expenses of approximately $1.0 million in the accompanying Consolidated Statement of Comprehensive Loss for the year ended December 31, 2014.
The Company is not currently a party to any other legal proceedings that, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's business, operating results or financial condition.
Guarantees
The Company from time to time enters into contracts that require it to indemnify various parties against claims from third parties. These contracts primarily relate to (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, (ii) certain agreements with the Company’s officers, directors, and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company, (iii) contracts under which the Company may be required to indemnify customers against third-party claims that a Company product infringes a patent, copyright, or other intellectual property right and (iv) procurement or license agreements, under which the Company may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.
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
8. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(20,814)	$(17,265)	$(28,326)
Denominator:
Weighted-average common shares outstanding	50,808	49,419	48,180
Basic and diluted net loss per common share	$(0.41)	$(0.35)	$(0.59)
Potentially dilutive shares, weighted-average	5,020	5,308	4,454
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
9. Stockholders’ Equity
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
Holders of our common stock are entitled to receive dividends, if any, as may be declared from time to time by our board of directors out of legally available funds. No dividends have been declared or paid as of December 31, 2014. In the event of our liquidation, dissolution or winding up, holders of our common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of our debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then outstanding shares of preferred stock.
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
On March 2, 2010, the Company’s Board of Directors approved the 2010 Equity Incentive Award Plan ("2010 Plan") which allows the Company to grant stock options, restricted stock awards ("RSA"), restricted stock units ("RSU"), performance restricted stock units ("PRSU"), stock appreciation rights, dividend equivalents, deferred stock, and stock payments to employees, directors and consultants of the Company. A total of 4,666,666 shares of common stock were reserved for future issuance under the 2010 Plan, which became effective upon the completion of the Company’s initial public offering of common stock. In addition, on the first day of each year beginning in 2011 and ending in 2020, the 2010 Plan provides for an annual automatic increase to the shares reserved for issuance and no more than 17,150,494 shares of Common Stock may be issued upon the exercise of Incentive Stock Options. Pursuant to the automatic annual increase, a total of 2,666,664 additional shares had been reserved under the 2010 Plan since 2011.
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
Stock Options
The following table summarizes the activity of stock options under the Company’s equity incentive plans (in thousands, except per share data):

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Life	Intrinsic
Stock Options	Shares	Per Share	(in years)	Value (1)
Outstanding as of December 31, 2013	2,560	$12.96
Granted	1,880	9.29
Exercised	(224)	7.44
Forfeited	(258)	9.21
Expired	(257)	17.44
Outstanding as of December 31, 2014	3,701	$11.38	7.9	$3,291
Vested and expected to vest as of December 31, 2014	3,610	$11.43	7.9	$3,218
Options exercisable as of December 31, 2014	1,474	$14.34	5.8	$1,377

(1) Amounts represent the difference between the exercise price and the fair market value of common stock at December 31, 2014 for all in the money options outstanding.
During the years ended December 31, 2014, 2013, and 2012, total intrinsic value of stock options exercised was $0.6 million, $1.0 million, $0.6 million, respectively. Total cash received from employees as a result of stock option exercises in 2014, 2013, and 2012 was $1.7 million, $0.7 million, $0.2 million, respectively. Total fair values of stock options vested during 2014, 2013 and 2012 was $3.7 million, $3.9 million, $4.6 million, respectively.

Restricted Stock Units, Performance Restricted Stock Units, and Restricted Stock Awards
The following table summarizes the activities of the Company's RSUs, PRSUs, and RSAs under the Company’s equity incentive plans (in thousands, except per share data):

	RSUs		PRSUs		RSAs
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Outstanding at December 31, 2013	1,506	$11.04	413	$12.81	189	$21.67
Granted	987	8.72	174	9.16	—	—
Vested	(661)	11.68	(168)	14.61	(117)	21.67
Canceled	(98)	10.07	(57)	10.80	(10)	21.67
Outstanding at December 31, 2014	1,734	$9.53	362	$10.53	62	$21.67
Upon vesting of certain RSUs, PRSUs and RSAs, the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The number of shares withheld was based on the value of the RSUs, PRSUs or RSAs on their vesting date as determined by the Company’s closing stock price. The withheld shares are reserved for future grant and issuance under the 2010 Plan.
Modification of Stock Awards
In February 2013, the Company entered into a Transition and Separation Agreement ("Agreement") with Roger Weingarth, the Company's former Executive Vice President and Chief Operating Officer. Under the Agreement, Mr. Weingarth transitioned to the role of advisor to the Chief Executive Officer of the Company effective as of April 1, 2013, and would terminate his employment with the Company on March 31, 2014 ("Termination Date"). Upon his termination, the Agreement provided for, among other things, the acceleration of the vesting of his unvested stock options, RSAs and RSUs held by him as of the Termination Date. In accordance with ASC Topic 718, total fair value of the accelerated stock awards after the modification is $0.6 million, which is being recognized on a straight-line basis over the remaining service period through the Termination Date. During the years ended December 31, 2014 and 2013, $0.1 million and $0.5 million, respectively, of the total fair value has been recognized in general and administrative expenses of the Consolidated Statement of Comprehensive Loss in this Form 10-K.
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
The offering periods under the 2010 ESPP are six-month periods commencing on June 1 and December 1 of each year. In January of 2015, the Compensation Committee of the Company’s Board of Directors changed those six-month period commencement dates to November 2 and May 2, effective November 2, 2015. The price of common stock purchased under the plan is 85 percent of the lower of the fair market value of the common stock on the commencement date and exercise date of each six-month offering period.
The 2010 ESPP, as amended in 2012, provides for the issuance of a maximum of 4.3 million shares of common stock. During the twelve months ended December 31, 2014, 682,832 shares were purchased and issued. As of December 31, 2014, there were 1.9 million shares available for issuance.
Stock Based Compensation
In accordance with ASC Topic 718, stock-based compensation expense associated with stock options, RSUs, PRSUs, RSAs, and purchase rights under the 2010 ESPP is measured at the grant date based on the fair value of the award, and is recognized, net of forfeitures, as expense over the remaining requisite service period on a straight-line basis. During the years ended December 31, 2014, 2013, and 2012, the Company recorded stock-based compensation expense of $16.0 million, $19.9 million and $17.4 million, respectively.
The following table summarizes the weighted-average grant date fair values of the Company's stock-based awards granted in the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Stock options	$4.79	$4.89	$4.68
RSUs	$8.72	$9.20	$6.55
PRSUs	$9.16	$11.24	$14.81
RSAs	N/A	N/A	N/A
ESPP	$2.46	$2.94	$2.34

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
The following table summarizes the weighted-average assumptions used in estimating the grant-date fair value of stock options and of each employee’s purchase right under the 2010 ESPP in the periods indicated:

	Years Ended December 31,
Stock Options	2014	2013	2012
Expected volatility	52%	62%	56%
Expected life (years)	6.21	6.05	6.25
Expected dividend yield	—	—	—
Risk-free interest rate	1.87%	1.14%	1.06%

	Years Ended December 31,
ESPP	2014	2013	2012
Expected volatility	45%	50%	63%
Expected life (years)	0.50	0.50	0.50
Expected dividend yield	—	—	—
Risk-free interest rate	0.07%	0.09%	0.13%
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
On February 22, 2011, in connection with the acquisition of Occam, the Company issued 536,190 stock options and 42,654 RSUs to certain Occam employees. The grants were in exchange for certain options and RSUs that were held by Occam employees prior to the acquisition which retained the original vesting schedule of the initial Occam grants, except for certain equity awards held by Occam executives that were accelerated in association with their severance agreements. The Company estimated the fair value of $5.8 million of the options and RSUs in accordance with ASC Topic 718. In accordance with ASC Topic 805, the Company allocated the value of $1.4 million of certain options and RSUs to consideration in the business combination with the remaining value of $4.5 million allocated to post-combination expense to be recognized over the remaining service period of the grants.
As of December 31, 2014, unrecognized stock-based compensation expenses by award type, net of estimated forfeitures, and their expected weighted-average recognition periods are summarized in the following table (in thousands).

	As of December 31, 2014
	Stock Option	RSU	PRSU	RSA	ESPP
Unrecognized stock-based compensation expense	$5,145	$10,768	$848	$699	$692
Weighted-average amortization period (in years)	2.6	2.4	1.2	0.6	0.4

Common Stock Warrants
Warrants to purchase convertible preferred stock that did not expire at the close of the Company’s initial public offering, in March 2010, converted to warrants to purchase common stock at the applicable conversion rate for the related preferred stock. As of December 31, 2014, the following warrants to purchase common stock were outstanding (in thousands, except per share data):

Expiration Date	Exercise Price Per Share	Number of Warrants Outstanding
September 4, 2017	$19.56	15
Shares Reserved for Future Issuance
The Company had common shares reserved for future issuance as follows (in thousands):

	As of December 31,
	2014	2013	2012
Stock options outstanding	3,701	2,560	2,213
Restricted stock units outstanding	1,734	1,506	1,762
Performance restricted stock units outstanding	362	413	183
Shares available for future grant under 2010 Plan	2,283	3,652	3,959
Shares available for future issuance under ESPP	1,891	2,574	3,260
Common stock warrants	15	23	23
Total	9,986	10,728	11,400

10. Employee Benefit Plan
The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company, at the discretion of the board of directors, may make additional matching contributions on behalf of the participants. The Company made matching contributions totaling $1.5 million, $1.5 million, and $1.4 million in 2014, 2013 and 2012, respectively.

11. Accumulated Other Comprehensive Income
The table below summarizes the changes in accumulated other comprehensive income (loss) by component for the periods indicated (in thousands).

	Year Ended December 31, 2014
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$—	$190	$190
Other comprehensive loss before
reclassification adjustments	(57)	(52)	(109)
Reclassification adjustment for realized gains on
marketable securities included in net loss	(1)	—	(1)
Other comprehensive loss	(58)	(52)	(110)
Balance at end of period	$(58)	$138	$80

	Year Ended December 31, 2013
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$—	$132	$132
Other comprehensive income	—	58	58
Balance at end of period	$—	$190	$190

	Year Ended December 31, 2012
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$—	$98	$98
Other comprehensive income	—	34	34
Balance at end of period	$—	$132	$132
Realized gains and losses on sales of available-for-sale marketable securities, if any, are reclassified from accumulated other comprehensive income to "Other income (expense)" in our Consolidated Statements of Comprehensive Loss.
12. Credit Facility
The Company had a revolving credit facility ("Prior Credit Facility") of $30.0 million with Silicon Valley Bank based upon a percentage of eligible accounts receivable, which matured on June 30, 2013. After the Prior Credit Facility matured on June 30, 2013, the Company cash collateralized the outstanding letters of credit with Silicon Valley Bank. As of December 31, 2014, the Company had $0.3 million cash restricted for collateralizing the outstanding letters of credit with Silicon Valley Bank.
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
The credit facility includes affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type. Furthermore, the credit agreement requires us to maintain certain financial covenants, including a maximum consolidated leverage ratio, and a minimum consolidated liquidity ratio of cash, cash equivalents and accounts receivable to consolidated funded indebtedness. As of December 31, 2014, the Company was in compliance with these requirements. The credit facility also includes customary events of default, the occurrence and continuation of which would provide the Lenders with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against us and the collateral securing the loans under the credit facility.
As of December 31, 2014, the Company had no outstanding letters of credit or borrowings under the credit facility.
The Company incurred $0.3 million of debt issuance costs that were directly attributable to the issuance of this credit facility. These costs will be amortized over three years starting from the effective date of the credit facility. As of December 31, 2014, the unamortized debt issuance costs of $0.2 million were included within "Other assets" in the Company's Consolidated Balance Sheets.
13. Income Taxes
The domestic and foreign components of loss before provision for incomes taxes were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Domestic	$(21,495)	$(18,500)	$(28,987)
Foreign	1,262	1,221	819
Loss before provision for income taxes	$(20,233)	$(17,279)	$(28,168)
The Company recorded a provision for/(benefit from) income taxes of $0.6 million, $(14.0) thousand, and $0.2 million, in 2014, 2013 and 2012, respectively. The income tax provision for 2014 primarily consisted of state and foreign income taxes.
Provision for (benefit from) income taxes consisted of the following for the periods indicated (in thousands):

	Years Ended December 31,
	2014	2013	2012
Federal current income tax (benefit)	$—	$(274)	$152
State current income tax	104	41	73
Foreign current income tax	469	315	440
Federal deferred income tax (benefit)	—	—	(474)
State deferred income tax (benefit)	—	—	(89)
Foreign deferred income tax (benefit)	8	(96)	56
Provision for (benefit from) income taxes	$581	$(14)	$158
The differences between the statutory tax rate and the effective tax rate, expressed as a percentage of loss before income taxes, were as follows:

	Years Ended December 31,
	2014	2013	2012
Federal statutory rate	34.0%	34.0%	34.0%
State statutory rate	2.5%	3.4%	5.2%
Foreign operations	(0.1)%	1.4%	0.1%
Release of FIN 48 liability and interest	—%	0.7%	—%
R&D tax credits	9.2%	13.1%	2.5%
Release of valuation allowance related to EFAA acquisition	—%	—%	2.0%
Acquisition-related costs	—%	—%	1.2%
Other permanent items	(2.7)%	(4.5)%	0.1%
Tax true-up	(0.2)%	1.0%	—%
Valuation allowance	(45.6)%	(49.0)%	(45.7)%
Effective tax rate	(2.9)%	0.1%	(0.6)%

The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$166,150	$168,431
Tax credit carryforwards	25,052	22,507
Depreciation and amortization	1,275	2,996
Accruals and reserves	13,810	11,479
Deferred revenue	9,930	12,037
Stock-based compensation	5,138	5,570
Other	498	450
Gross deferred tax assets	221,853	223,470
Valuation allowance	(212,703)	(207,315)
Net deferred tax assets	9,150	16,155
Deferred tax liabilities:
Intangible assets	(8,995)	(15,988)
Net deferred tax assets reflected in balance sheet	$155	$167
The Company classified the net deferred tax assets of $0.2 million and $0.2 million as of December 31, 2014 and 2013, as follows (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets, current	$785	$—
Deferred tax assets, long-term	155	167
Deferred tax liabilities, long-term	(785)	—
	$155	$167
Management reviews the recognition of deferred tax assets to determine if realization of such assets is more likely than not. The realization of the Company’s deferred tax assets is dependent upon future earnings. The Company has been in a cumulative loss position since inception, which represents a significant piece of negative evidence. Using the more likely than not criteria specified in the applicable accounting guidance, this negative evidence cannot be overcome by positive evidence currently available to the Company and as a result the Company has established a full valuation allowance against its deferred tax assets with the exception of certain foreign deferred tax assets. The Company’s valuation allowance increased by $5.4 million in 2014 and decreased by $0.1 million in 2013. As of December 31, 2014 and 2013, respectively, the valuation allowance included $0.1 million related to excess tax benefits of stock option deductions prior to the adoption of ASC Topic 718. The benefits will increase additional paid-in capital when realized.
As of December 31, 2014, the Company had U.S. federal and state net operating losses of approximately $549.1 million and $119.1 million, respectively. The U.S. federal net operation loss carryforwards will expire at various dates beginning in 2019 and through 2033 if not utilized. The state net operation loss carryforwards will expire at various dates beginning in 2015 and through 2033, if not utilized. As of December 31, 2014 and 2013, the Company had $37.6 million and $37.2 million in federal deductions, respectively, and $34.0 million and $34.0 million in state deductions, respectively, related to excess tax benefits from stock options which are not included in the net operation loss carryforward amounts in the table above since they have not met the realization criteria of ASC Topic 718. The tax benefits from these deductions will increase additional paid-in capital when realized. Additionally, the Company has U.S. federal, California and other various U.S. states research and development credits of approximately $20.1 million, $23.6 million and $2.1 million as of December 31, 2014, respectively. The U.S. federal research and development credits will begin to expire in 2020 and through 2034, and the California research and development credits have no expiration date. The credits related to other various U.S. states will begin to expire in 2015 and through 2029. During 2014, the Company engaged a third party service provider to perform an Internal Revenue Code Section 382 study (and similar state provisions) through December 31, 2014, which results are anticipated to have no further adjustments or limitations to the Company’s net operation loss carryforwards.
On December 19, 2014, the President signed into law The Tax Increase Prevention Act of 2014, which retroactively extends more than 50 expired tax provisions through 2014.  Among the extended provisions is the Sec. 41 research credit for qualified research expenditures incurred through the end of 2014. The benefit of the reinstated credit did not impact the income statement in the period of enactment, which was the fourth quarter of 2014, as the research and development credit carryforwards are offset by a full valuation allowance.
The Company recognizes deferred tax liabilities associated with outside basis differences on investments in foreign subsidiaries, unless the difference is considered essentially permanent in duration. Thus, the Company has not recorded deferred taxes on approximately $2.2 million of undistributed earnings, as they are intended to be permanently reinvested. As of December 31 2014, the determination of the unrecorded deferred tax liability related to these earnings is not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings will not be invested indefinitely, or will be remitted in the foreseeable future, an additional deferred tax liability will be recorded for some or all of the outside basis difference.

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
The following table reconciles the Company's unrecognized tax benefits for the years ended December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Balance at beginning of period	$14,382	$13,238
Additions for tax positions related to prior year	76	317
Reductions for tax positions related to prior year	—	(48)
Additions for tax positions related to current year	963	990
Reductions from a lapse of applicable statute of limitations	—	(115)
Balance at end of period	$15,421	$14,382
As of December 31, 2014 and 2013, the Company had unrecognized tax benefits of $15.4 million and $14.4 million, respectively, none of which would affect the Company's effective tax rate if recognized. There were no accrued interest or penalties for uncertain income tax as of December 31, 2014.
The Company files tax returns in the United State and various state jurisdictions, the United Kingdom and China. The tax years 1999 through 2014 remain open and subject to examination by the appropriate governmental agencies in the U.S. due to tax attribute carryforwards.
14. Segment Information
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
Geographic Information:
The following is a summary of revenues by geographic region based upon the location of the customers (in thousands):

	Years Ended December 31,
	2014	2013	2012
United States	$352,458	$333,403	$306,003
Caribbean	18,725	17,466	9,343
Europe	5,948	17,397	268
Canada	9,995	10,231	10,894
Other	14,101	4,121	3,710
Total	$401,227	$382,618	$330,218
The Company's property and equipment, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	As of December 31,
	2014	2013	2012
United States	$17,852	$14,969	$18,390
China	2,292	2,504	2,693
Total	$20,144	$17,473	$21,083
15. Quarterly Financial Data—Unaudited
The Company's fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one fewer day in the first quarter of 2014 and one more day in the fourth quarter of 2014 than in the respective 2013 periods.

The following table presents selected unaudited quarterly financial data of the Company (in thousands, except per share data). The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Fiscal Year 2014 Quarter Ended
	March 29	June 28	September 27	December 31
Revenue	$85,820	$98,005	$105,769	$111,633
Gross profit	36,926	44,342	45,080	51,441
Operating loss	(9,897)	(3,890)	(3,744)	(2,853)
Net loss	(10,027)	(3,951)	(3,848)	(2,988)
Net loss per common share, basic	$(0.20)	$(0.08)	$(0.08)	$(0.06)
Net loss per common share, diluted	$(0.20)	$(0.08)	$(0.08)	$(0.06)

	Fiscal Year 2013 Quarter Ended
	March 30	June 29	September 28	December 31 (1)
Revenue	$90,548	$94,439	$103,628	$94,003
Gross profit	41,115	42,505	47,407	40,047
Operating loss	(5,540)	(4,845)	(12)	(8,056)
Net income (loss)	(6,203)	(5,153)	544	(6,453)
Net income (loss) per common share, basic	$(0.13)	$(0.10)	$0.01	$(0.13)
Net income (loss) per common share, diluted	$(0.13)	$(0.10)	$0.01	$(0.13)

(1) For the fourth quarter of 2013, net loss included $1.7 million of gain from utilization of inventory credit from Ericsson. See Note 2, "Business Combinations" of these Notes to the Consolidated Financial Statements for details of the Ericsson Credit.

ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
During the fiscal years ended December 31, 2014, 2013 and 2012, there were no changes in accountants nor any disagreements with accountants on accounting and financial disclosure.
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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 framework). Based on our evaluation, management has concluded that we maintained effective control over financial reporting as of December 31, 2014 based on the COSO criteria. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Calix Inc.
We have audited Calix, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Calix, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Calix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Calix, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014, and its financial statement schedule listed in the Index at Item 15(a), and our report dated March 4, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
March 4, 2015

ITEM 9B.    Other Information.
None.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 relating to our directors is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors” and “Director Compensation” and in other applicable sections of the Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, or the Proxy Statement, to be filed within 120 days of the end of the fiscal year covered by this Report. Information required by this Item 10 relating to our officers is incorporated by reference to the information set forth under the captions “Executive Officers” and “Executive Compensation” and in other applicable sections of the Proxy Statement. Information regarding our Section 16 reporting compliance is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
We have adopted a code of ethics, which applies to all employees, officers and directors of Calix. The Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer, as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under NYSE listing standards. The Code of Business Conduct and Ethics is posted on our website at www.calix.com under the links “About Calix—Investor Relations—Corporate Governance—Code of Conduct". We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our website at www.calix.com.
ITEM 11.    Executive Compensation.
Information required by this Item 11 relating to executive compensation and other matters is incorporated by reference to the information set forth under the caption “Compensation Discussion and Analysis” and in other applicable sections of the Proxy Statement.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this Item 12 relating to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and in other applicable sections of the Proxy Statement. Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” of the Proxy Statement.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and in other applicable sections of the Proxy Statement.
ITEM 14.    Principal Accountant Fees and Services.
Information required by this Item 14 relating to principal account fees and services is incorporated by reference to the information set forth under the caption “Principal Accountant Fees and Services” of the Proxy Statement.

PART IV
ITEM 15.    Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
1. Consolidated Financial Statements
The consolidated financial statements of Calix and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.
2. Consolidated Financial Statement Schedules
The following Financial Statement Schedule is filed as part of this Report:

Schedule II – Valuation and Qualifying Accounts	86
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

2.1
Agreement and Plan of Merger and Reorganization, dated as of September 16, 2010, by and among Calix, Inc., Ocean Sub I, Inc., Ocean Sub II, LLC, Occam Networks, Inc. (filed as Exhibit 2.1 to Calix’s Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on November 2, 2010 (File No. 333-170282), as amended by Amendment No. 1 filed December 14, 2010, as amended by Post-Effective Amendment No. 1, filed December 14, 2010 and as amended by Post-Effective Amendment No. 2, filed February 7, 2011 and incorporated by reference).

2.2
Support Agreement, dated September 16, 2010, by and among Calix, Inc., Ocean Sub I, Inc., Ocean Sub II, LLC and certain stockholders of Occam Networks, Inc. (filed as Exhibit 2.2 to Calix’s Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on November 2, 2010 (File No. 333-170282), as amended by Amendment No. 1 filed December 14, 2010, as amended by Post-Effective Amendment No. 1, filed December 14, 2010 and as amended by Post-Effective Amendment No. 2, filed February 7, 2011 and incorporated by reference).

3.1
Amended and Restated Certificate of Incorporation of Calix, Inc. (filed as Exhibit 3.3 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference).

3.2
Amended and Restated Bylaws of Calix, Inc. (filed as Exhibit 3.5 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference).

4.1
Form of Calix, Inc.’s Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference).

4.2
Amended and Restated Investors’ Rights Agreement, by and between Calix, Inc. and the investors listed on Exhibit A thereto, dated May 29, 2009 (filed as Exhibit 4.2 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference).

4.3
Warrant to Purchase Stock, between Optical Solutions, Inc. and Silicon Valley Bank, dated August 16, 2004 (filed as Exhibit 4.22 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference).

4.4
Assignment, between Silicon Valley Bank and Silicon Valley Bancshares, dated August 19, 2004 (filed as Exhibit 4.23 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference).

4.5
Warrant to Purchase Stock, between Calix, Inc. and Greater Bay Venture Banking, a division of Greater Bay Bank N.A., dated September 4, 2007 (filed as Exhibit 4.27 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference).

Exhibit
Number	Description

10.1*
Calix Networks, Inc. Amended and Restated 2000 Stock Plan and related documents (filed as Exhibit 10.1 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference).

10.2*
Calix Networks, Inc. Amended and Restated 2002 Stock Plan and related documents (filed as Exhibit 10.2 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference).

10.3*
Optical Solutions, Inc. Amended and Restated 1997 Long-Term Incentive and Stock Option Plan and related documents (filed as Exhibit 10.3 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference).

10.4*
Calix, Inc. 2010 Equity Incentive Award Plan and related documents (filed as Exhibit 10.2 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference).

10.5
Form of Indemnification Agreement made by and between Calix, Inc. and each of its directors, executive officers and some employees (filed as Exhibit 10.5 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference).

10.6
Lease, between RNM Lakeville, LLC and Calix, Inc., dated February 13, 2009 (filed as Exhibit 10.6 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference).

10.7
Credit Agreement, among Calix, Inc., certain of its subsidiaries, Bank of America, N.A. and the other lenders party thereto, dated July 29, 2013 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on August 6, 2013 (File No. 001-34674) and incorporated by reference).

10.8*
Offer Letter, between Calix, Inc. and Carl Russo, dated November 1, 2006 (filed as Exhibit 10.8 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference).

10.9*
Offer Letter, between Calix, Inc. and Tony Banta, dated August 25, 2005 (filed as Exhibit 10.10 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference).

10.10*
Offer Letter, between Calix, Inc. and John Colvin, dated March 3, 2004 (filed as Exhibit 10.11 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference).

10.11*
Offer Letter, between Calix, Inc. and Kevin Pope, dated December 21, 2008 (filed as Exhibit 10.12 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference).

10.12*
Offer Letter, between Calix, Inc. and Roger Weingarth, dated February 17, 2003, as amended April 13, 2004 (filed as Exhibit 10.13 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference).

10.13*
Offer Letter, between Calix, Inc. and Michael Ashby, dated March 7, 2011 (filed as Exhibit 10.2 to Calix’s Form 8-K filed with the SEC on March 7, 2011 (File No. 001-34674) and incorporated by reference).

10.14*
Employment Agreement, between Calix, Inc. and Andrew Lockhart, dated February 2, 2011 (filed as Exhibit 10.20 to Calix's Form 10-Q filed with the SEC on May 3, 2012 (File No. 001-34674) and incorporated by reference).

10.15*
Offer Letter, between Calix, Inc. and William Atkins, dated December 21, 2013 (filed as Exhibit 10.15 to Calix's Form 10-K filed with the SEC on February 20, 2014 (File No. 001-34674) and incorporated by reference).

10.16*
Transition and Separation Agreement, by and between Michael Ashby and Calix, Inc., dated February 7, 2014 (filed as Exhibit 10.16 to Calix's Form 10-K filed with the SEC on February 20, 2014 (File No. 001-34674) and incorporated by reference).

10.17*
Transition and Separation Agreement, by and between Roger Weingarth and Calix, Inc., dated February 6, 2013 (filed as Exhibit 10.26 to Calix's Form 10-K filed with the SEC on February 22, 2013 (File No. 001-34674) and incorporated by reference).

10.18*
Calix, Inc. Amended And Restated Employee Stock Purchase Plan (Effective as of May 23, 2012) (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on August 7, 2012 (File No. 001-34674) and incorporated by reference).

10.19*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended October 18, 2011 and July 25, 2012 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on August 7, 2012 (File No. 001-34674) and incorporated by reference).

10.20†
Asset Purchase Agreement between Ericsson Inc. and Calix, Inc., dated August 20, 2012 (filed as Exhibit 10.1 to Calix’s Form 10-Q/A filed with the SEC on December 18, 2012 (File No. 001-34674) and incorporated by reference).

10.21*
Calix, Inc. Non-Employee Director Cash Compensation Policy, effective January 31, 2014 (filed as Exhibit 10.21 to Calix's Form 10-K filed with the SEC on February 20, 2014 (File No. 001-34674) and incorporated by reference).

10.22*
Calix, Inc. Non-Employee Director Restricted Stock Unit Deferred Compensation Plan, effective January 1, 2013 (filed as Exhibit 10.22 to Calix's Form 10-K filed with the SEC on February 22, 2013 (File No. 001-34674) and incorporated by reference).

10.23*
Calix, Inc. Management Bonus Program Under the 2010 Equity Incentive Award Plan (filed as Exhibit 10.1 to Calix's Form 8-K filed with the SEC on February 28, 2012 (File No. 001-34674) and incorporated by reference).

Exhibit
Number	Description

10.24*
Calix, Inc. Long Term Incentive Program Under the 2010 Equity Incentive Award Plan (filed as Exhibit 10.2 to Calix's Form 8-K filed with the SEC on February 28, 2012 (File No. 001-34674) and incorporated by reference).

10.25
First Amendment to Lease, by and between 1031, 1035, 1039 North McDowell, LLC and Calix, Inc., effective January 28, 2013 (filed as Exhibit 10.25 to Calix's Form 10-K filed with the SEC on February 22, 2013 (File No. 001-34674) and incorporated by reference).

10.26*
Transition and Separation Agreement, by and between Anthony Banta and Calix, Inc., dated August 8, 2014 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on October 30, 2014 (File No. 001-34674) and incorporated by reference).

10.27*	Transition and Separation Agreement, by and between Kevin Pope and Calix, Inc., dated December 18, 2014.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Principle Executive Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principle Financial Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principle Executive Officer and Principle Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted as to certain portions of this agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Dated:	March 4, 2015	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Dated:	March 4, 2015	By:	/s/ William J. Atkins
William J. Atkins
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Carl Russo and William J. Atkins, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2015.

Signature	Title	Date

/s/ Carl Russo	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2015
Carl Russo

/s/ William J. Atkins	Chief Financial Officer (Principal Financial Officer)	March 4, 2015
William J. Atkins

/s/ Don Listwin	Chairman of the Board of Directors	March 4, 2015
Don Listwin

/s/ Christopher Bowick	Director	March 4, 2015
Christopher Bowick

/s/ Kevin DeNuccio	Director	March 4, 2015
Kevin DeNuccio

/s/ Michael Everett	Director	March 4, 2015
Michael Everett

/s/ Michael Flynn	Director	March 4, 2015
Michael Flynn

/s/ Adam Grosser	Director	March 4, 2015
Adam Grosser

/s/ Michael Matthews	Director	March 4, 2015
Michael Matthews

/s/ Thomas Pardun	Director	March 4, 2015
Thomas Pardun

/s/ Kevin Peters	Director	March 4, 2015
Kevin Peters

Schedule II. Valuation and Qualifying Accounts

		Additions
		Charged to
	Balance	Costs or	Deductions
	At Beginning	Expenses or	and Write	Balance At
	of Year	Revenue	Offs	End of Year
	(In thousands)
Year ended December 31, 2014
Allowance for doubtful accounts	$358	$154	$(271)	$241
Product return reserve	764	4,805	(5,061)	508
Year ended December 31, 2013
Allowance for doubtful accounts	$421	$(13)	$(50)	$358
Product return reserve	1,740	3,535	(4,511)	764
Year ended December 31, 2012
Allowance for doubtful accounts	$402	$112	$(93)	$421
Product return reserve	835	5,474	(4,569)	1,740

EXHIBIT INDEX

Exhibit
Number	Description

2.1
Agreement and Plan of Merger and Reorganization, dated as of September 16, 2010, by and among Calix, Inc., Ocean Sub I, Inc., Ocean Sub II, LLC, Occam Networks, Inc. (filed as Exhibit 2.1 to Calix’s Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on November 2, 2010 (File No. 333-170282), as amended by Amendment No. 1 filed December 14, 2010, as amended by Post-Effective Amendment No. 1, filed December 14, 2010 and as amended by Post-Effective Amendment No. 2, filed February 7, 2011 and incorporated by reference).

2.2
Support Agreement, dated September 16, 2010, by and among Calix, Inc., Ocean Sub I, Inc., Ocean Sub II, LLC and certain stockholders of Occam Networks, Inc. (filed as Exhibit 2.2 to Calix’s Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on November 2, 2010 (File No. 333-170282), as amended by Amendment No. 1 filed December 14, 2010, as amended by Post-Effective Amendment No. 1, filed December 14, 2010 and as amended by Post-Effective Amendment No. 2, filed February 7, 2011 and incorporated by reference).

3.1
Amended and Restated Certificate of Incorporation of Calix, Inc. (filed as Exhibit 3.3 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference).

3.2
Amended and Restated Bylaws of Calix, Inc. (filed as Exhibit 3.5 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference).

4.1
Form of Calix, Inc.’s Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 7 to Calix’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2010 (File No. 333-163252) and incorporated by reference).

4.2
Amended and Restated Investors’ Rights Agreement, by and between Calix, Inc. and the investors listed on Exhibit A thereto, dated May 29, 2009 (filed as Exhibit 4.2 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference).

4.3
Warrant to Purchase Stock, between Optical Solutions, Inc. and Silicon Valley Bank, dated August 16, 2004 (filed as Exhibit 4.22 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference).

4.4
Assignment, between Silicon Valley Bank and Silicon Valley Bancshares, dated August 19, 2004 (filed as Exhibit 4.23 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference).

4.5
Warrant to Purchase Stock, between Calix, Inc. and Greater Bay Venture Banking, a division of Greater Bay Bank N.A., dated September 4, 2007 (filed as Exhibit 4.27 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference).

10.1*
Calix Networks, Inc. Amended and Restated 2000 Stock Plan and related documents (filed as Exhibit 10.1 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference).

10.2*
Calix Networks, Inc. Amended and Restated 2002 Stock Plan and related documents (filed as Exhibit 10.2 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference).

10.3*
Optical Solutions, Inc. Amended and Restated 1997 Long-Term Incentive and Stock Option Plan and related documents (filed as Exhibit 10.3 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference).

10.4*
Calix, Inc. 2010 Equity Incentive Award Plan and related documents (filed as Exhibit 10.2 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference).

10.5
Form of Indemnification Agreement made by and between Calix, Inc. and each of its directors, executive officers and some employees (filed as Exhibit 10.5 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference).

10.6
Lease, between RNM Lakeville, LLC and Calix, Inc., dated February 13, 2009 (filed as Exhibit 10.6 to Calix’s Registration Statement on Form S-1 filed with the SEC on November 20, 2009 (File No. 333-163252) and incorporated by reference).

10.7
Credit Agreement, among Calix, Inc., certain of its subsidiaries, Bank of America, N.A. and the other lenders party thereto, dated July 29, 2013 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on August 6, 2013 (File No. 001-34674) and incorporated by reference).

10.8*
Offer Letter, between Calix, Inc. and Carl Russo, dated November 1, 2006 (filed as Exhibit 10.8 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference).

10.9*
Offer Letter, between Calix, Inc. and Tony Banta, dated August 25, 2005 (filed as Exhibit 10.10 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference).

10.10*
Offer Letter, between Calix, Inc. and John Colvin, dated March 3, 2004 (filed as Exhibit 10.11 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference).

Exhibit
Number	Description

10.11*
Offer Letter, between Calix, Inc. and Kevin Pope, dated December 21, 2008 (filed as Exhibit 10.12 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference).

10.12*
Offer Letter, between Calix, Inc. and Roger Weingarth, dated February 17, 2003, as amended April 13, 2004 (filed as Exhibit 10.13 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference).

10.13*
Offer Letter, between Calix, Inc. and Michael Ashby, dated March 7, 2011 (filed as Exhibit 10.2 to Calix’s Form 8-K filed with the SEC on March 7, 2011 (File No. 001-34674) and incorporated by reference).

10.14*
Employment Agreement, between Calix, Inc. and Andrew Lockhart, dated February 2, 2011 (filed as Exhibit 10.20 to Calix's Form 10-Q filed with the SEC on May 3, 2012 (File No. 001-34674) and incorporated by reference).

10.15*
Offer Letter, between Calix, Inc. and William Atkins, dated December 21, 2013 (filed as Exhibit 10.15 to Calix's Form 10-K filed with the SEC on February 20, 2014 (File No. 001-34674) and incorporated by reference).

10.16*
Transition and Separation Agreement, by and between Michael Ashby and Calix, Inc., dated February 7, 2014 (filed as Exhibit 10.16 to Calix's Form 10-K filed with the SEC on February 20, 2014 (File No. 001-34674) and incorporated by reference).

10.17*
Transition and Separation Agreement, by and between Roger Weingarth and Calix, Inc., dated February 6, 2013 (filed as Exhibit 10.26 to Calix's Form 10-K filed with the SEC on February 22, 2013 (File No. 001-34674) and incorporated by reference).

10.18*
Calix, Inc. Amended And Restated Employee Stock Purchase Plan (Effective as of May 23, 2012) (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on August 7, 2012 (File No. 001-34674) and incorporated by reference).

10.19*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended October 18, 2011 and July 25, 2012 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on August 7, 2012 (File No. 001-34674) and incorporated by reference).

10.20†
Asset Purchase Agreement between Ericsson Inc. and Calix, Inc., dated August 20, 2012 (filed as Exhibit 10.1 to Calix’s Form 10-Q/A filed with the SEC on December 18, 2012 (File No. 001-34674) and incorporated by reference).

10.21*
Calix, Inc. Non-Employee Director Cash Compensation Policy, effective January 31, 2014 (filed as Exhibit 10.21 to Calix's Form 10-K filed with the SEC on February 20, 2014 (File No. 001-34674) and incorporated by reference).

10.22*
Calix, Inc. Non-Employee Director Restricted Stock Unit Deferred Compensation Plan, effective January 1, 2013 (filed as Exhibit 10.22 to Calix's Form 10-K filed with the SEC on February 22, 2013 (File No. 001-34674) and incorporated by reference).

10.23*
Calix, Inc. Management Bonus Program Under the 2010 Equity Incentive Award Plan (filed as Exhibit 10.1 to Calix's Form 8-K filed with the SEC on February 28, 2012 (File No. 001-34674) and incorporated by reference).

10.24*
Calix, Inc. Long Term Incentive Program Under the 2010 Equity Incentive Award Plan (filed as Exhibit 10.2 to Calix's Form 8-K filed with the SEC on February 28, 2012 (File No. 001-34674) and incorporated by reference).

10.25
First Amendment to Lease, by and between 1031, 1035, 1039 North McDowell, LLC and Calix, Inc., effective January 28, 2013 (filed as Exhibit 10.25 to Calix's Form 10-K filed with the SEC on February 22, 2013 (File No. 001-34674) and incorporated by reference).

10.26*
Transition and Separation Agreement, by and between Anthony Banta and Calix, Inc., dated August 8, 2014 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on October 30, 2014 (File No. 001-34674) and incorporated by reference).

10.27*	Transition and Separation Agreement, by and between Kevin Pope and Calix, Inc., dated December 18, 2014.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Principle Executive Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principle Financial Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principle Executive Officer and Principle Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted as to certain portions of this agreement.