Form 10-Q
period 2015-03-28
CALIX, INC
filed 2015-05-04
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of April 21, 2015, there were 51,805,869 shares of the Registrant's common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 28, 2015	December 31, 2014
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$29,618	$48,829
Marketable securities	68,157	62,850
Restricted cash	—	295
Accounts receivable, net	39,000	30,744
Inventory	40,637	46,753
Deferred cost of revenue	1,762	5,080
Prepaid expenses and other current assets	10,779	12,936
Total current assets	189,953	207,487
Property and equipment, net	19,403	20,144
Goodwill	116,175	116,175
Intangible assets, net	20,539	25,179
Other assets	1,113	1,236
Total assets	$347,183	$370,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,792	$23,629
Accrued liabilities	39,447	39,443
Deferred revenue	9,036	12,722
Total current liabilities	61,275	75,794
Long-term portion of deferred revenue	19,428	19,393
Other long-term liabilities	2,091	2,443
Total liabilities	82,794	97,630
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 28, 2015 and December 31, 2014	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized; 51,802,890 shares and 51,628,257 shares issued and outstanding as of March 28, 2015 and December 31, 2014, respectively	1,295	1,291
Additional paid-in capital	805,525	801,810
Accumulated other comprehensive income	89	80
Accumulated deficit	(542,520)	(530,590)
Total stockholders’ equity	264,389	272,591
Total liabilities and stockholders’ equity	$347,183	$370,221

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Revenue	$91,038	$85,820
Cost of revenue:
Products and services (1)	46,460	46,806
Amortization of intangible assets	2,088	2,088
Total cost of revenue	48,548	48,894
Gross profit	42,490	36,926
Operating expenses:
Research and development (1)	21,914	19,630
Sales and marketing (1)	19,759	17,390
General and administrative (1)	10,152	7,251
Amortization of intangible assets	2,552	2,552
Total operating expenses	54,377	46,823
Loss from operations	(11,887)	(9,897)
Interest and other income (expense), net:
Interest income	379	4
Interest expense	(379)	(57)
Other income (expense), net	48	33
Loss before provision for income taxes	(11,839)	(9,917)
Provision for income taxes	91	110
Net loss	$(11,930)	$(10,027)
Net loss per common share:
Basic and diluted	$(0.23)	$(0.20)
Weighted-average number of shares used to
compute net loss per common share:
Basic and diluted	51,732	50,271
Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale
marketable securities, net	39	—
Foreign currency translation adjustments, net	(30)	11
Total other comprehensive income (loss), net of tax	9	11
Comprehensive loss	$(11,921)	$(10,016)

(1) Includes stock-based compensation as follows:
Cost of revenue	$175	$354
Research and development	1,212	1,180
Sales and marketing	1,425	1,368
General and administrative	850	1,000
	$3,662	$3,902

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Operating activities:
Net loss	$(11,930)	$(10,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,480	2,271
Loss on retirement of property and equipment	10	—
Amortization of intangible assets	4,640	4,640
Amortization of premiums related to available-for-sale securities	287	—
Stock-based compensation	3,662	3,902
Changes in operating assets and liabilities:
Restricted cash	295	—
Accounts receivable, net	(8,256)	(614)
Inventory	6,115	6,011
Deferred cost of revenue	3,318	3,233
Prepaid expenses and other assets	1,974	1,016
Accounts payable	(10,836)	(12,276)
Accrued liabilities	54	2,485
Deferred revenue	(3,651)	(5,811)
Other long-term liabilities	(59)	(56)
Net cash used in operating activities	(11,897)	(5,226)
Investing activities:
Purchases of property and equipment	(1,742)	(1,908)
Purchases of marketable securities	(17,004)	—
Maturities of marketable securities	11,450	—
Net cash used in investing activities	(7,296)	(1,908)
Financing activities:
Proceeds from exercise of stock options	564	21
Taxes paid for awards vested under equity incentive plans	(506)	(473)
Net cash provided by (used in) financing activities	58	(452)
Effect of exchange rate changes on cash and cash equivalents	(76)	8
Net decrease in cash and cash equivalents	(19,211)	(7,578)
Cash and cash equivalents at beginning of period	48,829	82,747
Cash and cash equivalents at end of period	$29,618	$75,169

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All significant intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date.
The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2014.
The Company's fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one fewer day in the three months ended March 28, 2015 than in the three months ended March 29, 2014. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Our significant accounting policies did not change during the three months ended March 28, 2015.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. Additionally, it supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard will be effective for the Company in the first quarter of fiscal 2017. Early adoption is not permitted. The FASB has indicated that there may be certain future changes to the revenue guidance which could impact the timing of adoption and, on April 29, 2015, the FASB issued an exposure draft proposing the deferral of the effective date by one year. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.
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
Cash equivalents are stated at amounts that approximate fair value based on quoted market prices. Marketable securities are recorded at their fair values.
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income (loss) in the stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive income (loss) to results of operations as other income (expense).
The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. The Company reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things: the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent and ability to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The Company has evaluated its investments as of March 28, 2015 and has determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	March 28, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$13,838	$17,866
Money market funds	15,780	30,963
Total cash and cash equivalents	29,618	48,829
Marketable securities:
Corporate debt securities	63,063	61,050
Commercial paper	5,094	1,800
Total marketable securities	68,157	62,850
Total cash, cash equivalents and marketable securities	$97,775	$111,679

The carrying amounts of our money market funds approximate their fair values due to their nature, duration and short maturities.
As of March 28, 2015, the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$63,082	$8	$(27)	$63,063
Commercial paper	5,094	—	$—	5,094
Total marketable securities	$68,176	$8	$(27)	$68,157

As of December 31, 2014, the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$61,108	$1	$(59)	$61,050
Commercial paper	1,800	—	$—	1,800
Total marketable securities	$62,908	$1	$(59)	$62,850

As of March 28, 2015 and December 31, 2014, there are no available-for-sale securities that have been in a continuous unrealized loss position in excess of twelve months.

As of March 28, 2015, the amortized cost and fair value of marketable securities by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$66,132	$66,113
Due in 1-2 years	$2,044	$2,044
Total marketable securities	$68,176	$68,157
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
The following table sets forth the Company's financial assets measured at fair value on a recurring basis as of March 28, 2015 and December 31, 2014, based on the three-tier fair value hierarchy (in thousands):

As of March 28, 2015	Level 1	Level 2	Total
Money market funds	$15,780	$—	$15,780
Corporate debt securities	—	63,063	63,063
Commercial paper	—	5,094	5,094
Total	$15,780	$68,157	$83,937

As of December 31, 2014	Level 1	Level 2	Total
Money market funds	$30,963	$—	$30,963
Corporate debt securities	—	61,050	61,050
Commercial paper	—	1,800	1,800
Total	$30,963	$62,850	$93,813
The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities and commercial paper classified as Level 2 were derived from quoted market prices for similar instruments indexed to prevailing market yield rates. The Company has no level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 28, 2015 and March 29, 2014.
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
At the end of the first quarter of 2015, management reviewed events and changes to its business subsequent to the 2014 annual impairment test and concluded that there were no indicators of impairment to the carrying value of goodwill during the three months ended March 28, 2015. As of March 28, 2015, there was no impairment to the carrying value of the Company's goodwill.
Intangible Assets
Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of March 28, 2015 and December 31, 2014 are disclosed in the following table (in thousands):

	March 28, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(57,782)	$11,182	$68,964	$(55,694)	$13,270
Customer relationships	54,740	(45,383)	9,357	54,740	(42,831)	11,909
Total intangible assets, excluding goodwill	$123,704	$(103,165)	$20,539	$123,704	$(98,525)	$25,179
Amortization expense was $4.6 million for the three months ended March 28, 2015 and March 29, 2014.
As of March 28, 2015, expected future amortization expense for the fiscal years indicated is as follows (in thousands):

Period	Expected Amortization Expense
Remainder of 2015	$13,921
2016	5,805
2017	813
Total	$20,539
6. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	March 28, 2015	December 31, 2014
Accounts receivable	$39,819	$31,493
Allowance for doubtful accounts	(330)	(241)
Product return reserve	(489)	(508)
Accounts receivable, net	$39,000	$30,744
Inventory consisted of the following (in thousands):

	March 28, 2015	December 31, 2014
Raw materials	$2,706	$3,180
Finished goods	37,931	43,573
Total inventory	$40,637	$46,753

Property and equipment, net consisted of the following (in thousands):

	March 28, 2015	December 31, 2014
Test equipment	$41,755	$40,766
Computer equipment and software	27,440	30,355
Furniture and fixtures	1,852	1,852
Leasehold improvements	6,541	6,550
Total	77,588	79,523
Accumulated depreciation and amortization	(58,185)	(59,379)
Property and equipment, net	$19,403	$20,144
Accrued liabilities consisted of the following (in thousands):

	March 28, 2015	December 31, 2014
Accrued compensation and related benefits	$15,977	$15,782
Accrued warranty	9,623	9,553
Accrued professional and consulting fees	6,235	5,860
Accrued customer rebates	1,513	851
Accrued business travel expenses	1,079	1,414
Accrued excess and obsolete inventory at contract manufacturers	821	888
Sales and use tax payable	820	397
Accrued rent reserve	394	412
Accrued freight	355	303
Income taxes payable	118	269
Accrued other	2,512	3,714
Total accrued liabilities	$39,447	$39,443
Deferred revenue consisted of the following (in thousands):

	March 28, 2015	December 31, 2014
Product and services - current	$6,073	$9,753
Extended warranty - current	2,963	2,969
Extended warranty - non-current	19,289	19,211
Product and services - non-current	139	182
Total deferred revenue	$28,464	$32,115
Deferred cost of revenue consisted entirely of products and services.
7. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2014 are disclosed in our Annual Report on Form 10-K, and have not changed materially during the three months ended March 28, 2015.
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

Changes in the Company’s warranty reserve were as follows (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Balance at beginning of period	$9,553	$10,856
Warranty charged to cost of revenue	1,068	909
Utilization of warranty	(998)	(938)
Balance at end of period	$9,623	$10,827
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
The merger transaction was completed on February 22, 2011(the “Effective Date”). On January 6, 2012, the Delaware court ruled on a motion for sanctions brought by the defendants against certain of the lead plaintiffs. The Delaware court found that lead plaintiffs Michael Steinhardt, Steinhardt Overseas Management, L.P., and Ilex Partners, L.L.C., collectively the “Steinhardt Plaintiffs,” had engaged in improper trading of Calix shares, and dismissed the Steinhardt Plaintiffs from the case with prejudice. The court further held that the Steinhardt Plaintiffs are: (i) barred from receiving any recovery from the litigation, (ii) required to self-report to the SEC, (iii) directed to disclose their improper trading in any future application to serve as lead plaintiff, and (iv) ordered to disgorge trading profits of $0.5 million, to be distributed to the remaining members of the class of former Occam stockholders. The Delaware court also granted the motion of the remaining lead plaintiffs, Herbert Chen and Derek Sheeler, for class certification, and certified Messrs. Chen and Sheeler as class representatives. The certified class is a non-opt-out class consisting of all owners of Occam common stock whose shares were converted to shares of Calix on the date of the merger transaction, with the exception of the defendants in the Delaware action and their affiliates. Chen and Sheeler, on behalf of the class of similarly situated former Occam stockholders, continue to seek an award of damages in an unspecified amount.
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
On June 12, 2014, the plaintiffs filed a Motion to Compel Production of Documents by Defendants and Jefferies & Company, Inc. ("Jefferies") and For Sanctions Against Defendants. This motion sought additional documents from defendants and from Jefferies, Occam’s former advisor, and requested that the court impose severe sanctions, up to and including a finding of liability against defendants. Defendants have rejected the suggestion that any additional documents should be produced and vigorously opposed the imposition of any sanctions. On September 3, 2014, the court denied the motion without prejudice as to defendants, directed counsel for the defendants to provide an affidavit clarifying the prior conduct of discovery, and ordered discovery into defendants’ document collection and review methodologies. The court also ordered Jefferies to produce additional documents. Those proceedings are ongoing, but the plaintiffs have indicated that they do not intend to seek any sanctions against the defendants at this time. Instead, plaintiffs have filed a motion requesting leave to amend their complaint to add Jefferies and Wilson Sonsini Goodrich & Rosati, P.C., former defense counsel in this lawsuit, as defendants. That motion was heard by the Court on March 23, 2015, and the court has not yet ruled on it. At the hearing the Court vacated the existing April 20, 2015 trial date and indicated it would set a new trial date after ruling on the motion requesting leave to add additional parties.

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
In addition, under the engagement letter between Occam and Jefferies, the Company has obligations, under certain circumstances, to hold harmless and indemnify Jefferies against judgments, fines, settlements and expenses related to Jefferies’ engagement by Occam, and Jefferies has demanded that the Company indemnify Jefferies in connection with this litigation under this agreement. The Company has begun to pay fees and expenses of Jefferies in connection with this matter, and expects that it will make additional payments as the matter proceeds, though at this time the Company is not able to estimate the amount of any future payments. Following Jefferies' demand for indemnification the Company notified Occam’s insurance carriers, and such carriers have advised in writing that they do not believe the Jefferies indemnification obligations are covered by the Company’s insurance. Thus, the Company’s indemnification obligations to Jefferies that apply to this lawsuit may not be covered by insurance.
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
8. Net Loss per Common Share
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 28, 2015	March 29, 2014
Numerator:
Net loss	$(11,930)	$(10,027)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per common share	51,732	50,271
Basic and diluted net loss per common share	$(0.23)	$(0.20)
Potentially dilutive shares, weighted average	5,625	4,452
For all periods presented, unvested restricted stock awards are included in the calculation of weighted-average common shares outstanding because such shares are participating securities; however, the impact was immaterial.
Potentially dilutive shares are excluded from the computation of diluted net loss per common share when their effect is antidilutive. These antidilutive shares were primarily from stock options, restricted stock units and performance restricted stock awards. We have incurred a net loss for all periods presented, hence, diluted net loss per common share is the same as basic net loss per common share since the effect of all potentially dilutive securities is antidilutive.
9. Stockholders’ Equity
Equity Incentive Plans
The Company maintains three equity incentive plans, the 2000 Stock Plan, the 2002 Stock Plan and the 2010 Equity Incentive Award Plan (together, the “Plans”). These plans were approved by the stockholders and are described in the Company’s Form 10-K filed with the SEC on March 4, 2015. The Company also maintains a Long Term Incentive Program, under the 2010 Equity Incentive Award Plan. Under the Long Term Incentive Program, certain key employees of the Company are eligible for equity awards based on the Company’s stock price performance. To date, awards granted under the Plans consist of stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance restricted stock units ("PRSUs").

Stock Options
During the three months ended March 28, 2015, the Company granted 200,000 stock options at a weighted-average grant date fair value of $4.56 per share. During the three months ended March 28, 2015, 84,352 stock options were exercised at a weighted-average exercise price of $6.68 per share. As of March 28, 2015, unrecognized stock-based compensation expense of $7.5 million related to stock options, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 3.3 years.
Restricted Stock Units
During the three months ended March 28, 2015, 235,000 RSUs were granted with a weighted-average grant date fair value of $9.87 per share. During the three months ended March 28, 2015, 1,500 RSUs vested, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes, and were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $4,000 were remitted to the relevant taxing authorities during the three months ended March 28, 2015. As of March 28, 2015, unrecognized stock-based compensation expense of $10.9 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.4 years.
Performance Restricted Stock Units
In 2012, the Company commenced granting PRSUs to its executives with two-year and three-year performance periods. The performance criterion is based on the relative total shareholder return (“TSR”) of Calix common stock as compared to the TSR of the Company’s peer group and accounted for as a market condition under ASC Topic 718, Compensation - Stock Compensation ("ASC Topic 718"). The TSR is calculated by dividing (a) the average closing trading price for the 90-day period ending on the last day of the applicable performance period by (b) the average closing trading price for the 90-day period immediately preceding the first day of the applicable performance period. This TSR is then used to derive the achievement ratio, which is then multiplied by the number of units in the grant to derive the common stock to be issued for each performance period, which may equal from zero percent (0%) to two hundred percent (200%) of the target award.
During the three months ended March 28, 2015, no PRSUs were granted. During the three months ended March 28, 2015, 147,916 PRSUs vested and were converted into 92,359 shares of common stock, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes. Taxes withheld from employees of $0.5 million were remitted to the relevant taxing authorities during the three months ended March 28, 2015. As of March 28, 2015, unrecognized stock-based compensation expense of $0.7 million related to PRSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 1.0 year.
Restricted Stock Awards
During the three months ended March 28, 2015, no RSAs were granted. Upon the vesting of RSAs during the three months ended March 28, 2015, taxes withheld from employees of $31,000 were remitted to the relevant taxing authorities. As of March 28, 2015, unrecognized stock-based compensation expense of $0.3 million related to RSAs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 0.3 year.
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
The offering periods under the ESPP are six-month periods commencing on June 1 and December 1 of each year. The price of common stock purchased under the plan is 85 percent of the lower of the fair market value of the common stock on the commencement date and end date of each six-month offering period. As of March 28, 2015, there were 1,890,983 shares available for issuance under the ESPP.
There were no shares purchased under the ESPP during the three months ended March 28, 2015. As of March 28, 2015, unrecognized stock-based compensation expense of $0.3 million related to the ESPP was expected to be recognized over a remaining service period of 2 months.
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
The Company estimates the fair value of stock options at the grant date using the Black-Scholes option-pricing model. This model requires the use of the following assumptions:

(i)
Expected volatility of the Company's common stock - The Company computes its expected volatility assumption based on a blended volatility (50% historical volatility and 50% implied volatility from traded options on the Company's common stock). The selection of a blended volatility assumption was based upon the Company's assessment that a blended volatility is more representative of the Company's future stock price trend as it weighs the historical volatility with the future implied volatility.

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
The following table summarizes the weighted-average assumptions used in estimating the grant-date fair value of stock options in the periods indicated:

	Three Months Ended
	March 28, 2015	March 29, 2014
Expected volatility	52%	54%
Expected life (years)	6.25	6.15
Expected dividend yield	—	—
Risk-free interest rate	1.56%	1.91%
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
10. Accumulated Other Comprehensive Income (Loss)
The table below summarizes the changes in accumulated other comprehensive income (loss) by component for the periods indicated (in thousands).

	Three Months Ended
	March 28, 2015			March 29, 2014
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(58)	$138	$80	$—	$190	$190
Other comprehensive income (loss)	39	(30)	9	—	11	11
Balance at end of period	$(19)	$108	$89	$—	$201	$201
Realized gains and losses on sales of available-for-sale marketable securities, if any, are reclassified from accumulated other comprehensive income (loss) to "Other income (expense)" in our Condensed Consolidated Statements of Comprehensive Loss.
11. Credit Facility
The Company had a revolving credit facility ("Prior Credit Facility") of $30.0 million with Silicon Valley Bank based upon a percentage of eligible accounts receivable, which matured on June 30, 2013. After the Prior Credit Facility matured on June 30, 2013, the Company cash collateralized any outstanding letters of credit with Silicon Valley Bank. During the three months ended March 28, 2015,

Silicon Valley Bank subsequently released the $0.3 million cash restricted for collateralizing the outstanding letters of credit reported as "restricted cash" in our Condensed Consolidated Balance Sheet as of December 31, 2014.
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
The credit facility includes affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type. Furthermore, the credit agreement requires us to maintain certain financial covenants, including a maximum consolidated leverage ratio, and a minimum consolidated liquidity ratio of cash, cash equivalents and accounts receivable to consolidated funded indebtedness. As of March 28, 2015, the Company was in compliance with these requirements.
The credit facility also includes customary events of default, the occurrence and continuation of which would provide the Lenders with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against us and the collateral securing the loans under the credit facility.
As of March 28, 2015, the Company had no outstanding letters of credit or borrowings under the credit facility.
The Company incurred $0.3 million of debt issuance costs that were directly attributable to the issuance of this credit facility. These costs will be amortized over three years starting from the effective date of the credit facility and are included within "other assets" in our Condensed Consolidated Balance Sheets. As of March 28, 2015, unamortized debt issuance costs were $0.1 million.
12. Income Taxes
The following table presents the provision for income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 28, 2015	March 29, 2014
Provision for income taxes	$91	$110
Effective tax rate	(0.8)%	(1.1)%
The income tax provision for the first three months of 2015 consisted primarily of foreign income taxes. The effective tax rate for the three months ended March 28, 2015 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred in the quarter. The Company’s effective tax rate for the first three months of 2015 is impacted by the change in valuation allowances against deferred tax assets and foreign income tax expense.
The income tax provision for the first three months of 2014 primarily consisted of state and foreign income taxes. The effective tax rate for the three months ended March 29, 2014 was determined by estimating the tax provision using the discrete method provided in ASC Topic740. The discrete method was used because of unpredictable trends in the Company’s U.S. net income or loss position. The Company’s effective tax rate for the first three months of 2014 was impacted by the change in valuation allowances against deferred tax assets and state income tax expense.
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
Our effective tax rate may be subject to fluctuation during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business.

13. Subsequent Event
On April 26, 2015, the Company's Board of Directors approved a program to repurchase up to $40 million of its common stock from time to time.
The buyback authorization would equate to approximately 4.8 million shares in the aggregate, or approximately 9% of our common stock issued and outstanding as of February 25, 2015, assuming that the Company repurchases the entire authorized amount at a price per share of $8.42, the closing trading price per share of our common stock on April 27, 2015.
Stock may be purchased under this program in open market or private transactions, through block trades, and/or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Any open market purchases will be made in accordance with the limitations set out in Rule 10b-18 of the Exchange Act. The decision to consummate any repurchases (including any decision to adopt a 10b5-1 plan for this purpose) will be made at management’s discretion at prices management considers to be attractive and in the best interests of the company and its stockholders.
The repurchase program may be suspended, terminated or modified at any time. The program does not oblige the Company to purchase any particular number of shares.

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
We market our access systems and software to CSPs globally through our direct sales force as well as a growing number of resellers. At the end of the first quarter of 2015, approximately 20 million ports of our Unified Access portfolio have been deployed at a growing number of CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. In addition, we have over 1,000 customers who have deployed gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue was $91.0 million for the three months ended March 28, 2015, compared to $85.8 million for the three months ended March 29, 2014. During the first quarter of 2015, we experienced results in line with our expectations. Continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, large CSPs and customers in international markets. For the three months ended March 28, 2015, we had a net loss of $11.9 million. Our net loss was $10.0 million for the three months ended March 29, 2014. Since our inception we have incurred significant losses and, as of March 28, 2015, we had an accumulated deficit of $542.5 million.
Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, customer purchase agreements with provisions that delay revenue recognition, varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets and in many cases, are also challenged by winter weather conditions that inhibit fiber deployment in the outside plant. As of March 28, 2015, our deferred revenue of $28.5 million primarily included extended warranty services contracts that are recognized ratably over the period during which the services are to be performed, as well as certain contracts with customers who receive government-supported loans and grants under programs like American Recovery and Reinvestment Act ("ARRA") and U.S. Department of Agriculture’s Rural Utility Service (“RUS”) that require installation services. The timing of deferred recognition may cause significant fluctuations in our revenue and operating results from period to period. The revenue generated from ARRA contracts is expected to decline in 2015 as those projects are expected to reach completion by June 30, 2015.
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

Our operating expenses have fluctuated based on the following factors: hiring, timing of variable compensation expenses due to fluctuations in order volumes, timing of salary increases which have historically occurred in the second quarter, timing of bonus expenses due to changes in the Company’s performance, timing of research and development expenses including prototype builds and intermittent outsourced development projects, and timing of legal fees and other expenses incurred in connection with Occam litigation. We have incurred increased compensation costs due to the additional sales headcount. We anticipate that our operating expenses will increase in absolute dollar amounts but will decline as a percentage of revenue over time.
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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014. During the three months ended March 28, 2015, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. Additionally, it supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard will be effective for the Company in the first quarter of fiscal 2017. Early adoption is not permitted. The FASB has indicated that there may be certain future changes to the revenue guidance which could impact the timing of adoption and, on April 29, 2015, the FASB issued an exposure draft proposing the deferral of the effective date by one year. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.
Results of Operations
Comparison of the Three Months Ended March 28, 2015 and March 29, 2014
Revenue
The following table sets forth our revenue (in thousands, except percentages):

	Three Months Ended
	March 28, 2015	March 29, 2014	Variance in Dollars	Variance in Percent
Revenue	$91,038	$85,820	$5,218	6%
Our revenue increased to $91.0 million for the three months ended March 28, 2015, from $85.8 million for the three months ended March 29, 2014. During the first quarter of 2015, compared to the same period last year, we experienced stronger bookings and shipments across all territories due to increased customer demand. We also recognized additional revenue derived from contracts funded by the Broadband Stimulus Programs under the American Recovery and Reinvestment Act of 2009 ("BBS") as we received project acceptance from our customers.
Our revenue is principally derived in the United States. During the three months ended March 28, 2015, revenue generated in the United States was $80.9 million and represented approximately 89% of our total revenue, compared to $75.2 million or 88% of our total revenue for the same period in 2014. International revenue was $10.1 million or 11% of our total revenue for the first quarter of fiscal 2015 compared to $10.6 million or 12% of our total revenue for the same period in 2014.
We had one 10% customer again this quarter.

Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue (in thousands, except percentages):

	Three Months Ended
	March 28, 2015	March 29, 2014	Variance in Dollars	Variance in Percent
Cost of revenue:
Products and services	$46,460	$46,806	$(346)	(1)%
Amortization of intangible assets	2,088	2,088	—	—%
Total cost of revenue	$48,548	$48,894	$(346)	(1)%
Gross profit	$42,490	$36,926	$5,564	15%
Gross margin	47%	43%

The decrease in cost of revenue of $0.3 million during the three months ended March 28, 2015 compared with the corresponding period of fiscal 2014 was due to a decrease in hardware cost of sales attributed to a favorable product mix and a decrease in inventory write-downs. In the first quarter of 2015, we wrote-down $1.0 million of our inventory. During the same period of fiscal 2014, we wrote-down $1.3 million of inventory. The inventory write-downs in our most current period related primarily to lower than anticipated growth in sales of products we acquired from Ericsson in November 2012 for sale in international markets outside of North America. The inventory write-downs for the three months ended March 29, 2014 related to these Ericsson products as well as other write-downs for other slow moving inventory for sale in North American markets. The amortization of intangible assets remained at the same level.
Including amortization of intangible assets, gross margin increased to 47% during the three months ended March 28, 2015, from 43% during the corresponding period of fiscal 2014. The increase in gross margin during the three months ended March 28, 2015 compared with the corresponding period of fiscal 2014 was primarily due to an increase in product and customer mix margin and higher revenues. The amortization of intangible assets remained at the same level. We expect to have lower levels of inventory write-downs in future periods, and as a result we do not expect that our gross margin in future periods would be significantly impacted.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (in thousands, except percentages):

	Three Months Ended
	March 28, 2015	March 29, 2014	Variance in Dollars	Variance in Percent
Research and development	$21,914	$19,630	$2,284	12%
Percent of total revenue	24%	23%
The increase in research and development expenses of $2.3 million during the three months ended March 28, 2015 compared with the corresponding period of fiscal 2014 was primarily due to an increase in compensation and employee benefits of $2.1 million. We increased our research and development work force by hiring new employees which led to an increase in compensation for the first quarter of 2015 compared to the same period of 2014.
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
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended
	March 28, 2015	March 29, 2014	Variance in Dollars	Variance in Percent
Sales and marketing	$19,759	$17,390	$2,369	14%
Percent of total revenue	22%	20%

The increase in sales and marketing expenses during the three ended March 28, 2015 compared with the corresponding period of fiscal 2014 was primarily due to a $2.4 million increase in compensation and employee benefits. This was due to increased headcount resulting from the hiring of additional employees in the first quarter of 2015 compared to the same period in 2014, in order to support our domestic and international expansion. Additionally, commission payouts were higher as shipments were higher compared to the same period last year.
We will continue our investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (in thousands, except percentages):

	Three Months Ended
	March 28, 2015	March 29, 2014	Variance in Dollars	Variance in Percent
General and administrative	$10,152	$7,251	$2,901	40%
Percent of total revenue	11%	8%
The increase in general and administrative expenses of $2.9 million during the three months ended March 28, 2015 compared with the corresponding period of fiscal 2014 was primarily due to a $2.7 million increase in consulting and other professional services mainly relating to $1.9 million of Occam litigation related legal fees and expenses not reimbursable under our existing Directors & Officers liability insurance coverage. Additionally, our compensation and employee benefits also increased by $0.3 million mainly relating to increases in headcount. The increase was partially offset by a decrease in stock-based compensation of $0.2 million mainly due to executive equity awards that completed vesting in 2014.
Provision for Income Taxes
The following table sets forth our provision for income taxes (in thousands, except percentages):

	Three Months Ended
	March 28, 2015	March 29, 2014	Variance in Dollars	Variance in Percent
Provision for income taxes	$91	$110	$(19)	(17)%
Effective tax rate	(0.8)%	(1.1)%
The income tax provision for the first three months of 2015 consisted primarily of foreign income taxes. The effective tax rate for the three months ended March 28, 2015 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred in the quarter. The Company’s effective tax rate for the first three months of 2015 is impacted by the change in valuation allowances against deferred tax assets and foreign income tax expense.
The income tax provision for the first three months of 2014 primarily consisted of state and foreign income taxes. The effective tax rate for the three months ended March 29, 2014 was determined by estimating the tax provision using the discrete method provided in ASC Topic740. The discrete method was used because of unpredictable trends in the Company’s U.S. net income or loss position. The Company’s effective tax rate for the first three months of 2014 was impacted by the change in valuation allowances against deferred tax assets and state income tax expense.
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
Our effective tax rate may be subject to fluctuation during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business.
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations. At March 28, 2015, we had cash, cash equivalents and marketable securities of $97.8 million, which consisted of deposits held at banks, money market mutual funds held at major financial institutions and highly liquid debt instruments. This includes $3.7 million of cash held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings outside the U.S. and our current plans do not demonstrate a need to repatriate the foreign cash to fund our U.S. operations.

Operating Activities
Net cash used in operations of $11.9 million in the three months ended March 28, 2015 consisted of a net loss of $11.9 million and a $11.1 million of cash flow decreases reflected in the net change in assets and liabilities, partially offset by a $11.1 million of non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $10.8 million decrease in accounts payable due to payments to our manufacturers, a $8.3 million increase in accounts receivable, and a $0.4 million net decrease in deferred revenue and deferred cost of revenue due to RUS-funded contracts and BBS contracts recognized in the first quarter, partially offset by a $6.1 million decrease in inventories primarily due to higher inventory turnover, a $2.0 million decrease in prepaid expenses and other assets, and a release of $0.3 million restricted cash previously used to collateralize outstanding letters of credit with Silicon Valley Bank. Non-cash charges primarily consisted of $4.6 million of amortization of intangible assets, $3.7 million of stock-based compensation, $2.5 million of depreciation and amortization and $0.3 million of amortization of premiums related to available-for-sale securities.
Net cash used in operations of $5.2 million in the three months ended March 29, 2014 consisted of a net loss of $10.0 million and a $6.0 million of cash flow decreases reflected in the net change in assets and liabilities, partially offset by a $10.8 million of non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $12.3 million decrease in accounts payable due to payments to our manufacturers, a $2.6 million net decrease in deferred revenue and deferred cost of revenue as a result of certain RUS-funded contracts recognized during the quarter and a $0.6 million increase in accounts receivable, partially offset by a $6.0 million decrease in inventories due to absorption of the in-transit inventory in our books in December 2013, a $2.5 million increase in accrued liabilities primarily due to the timing of our sales commissions payout and a $1.0 million decrease in prepaids and other current assets. Non-cash charges primarily consisted of $4.6 million of amortization of intangible assets, $3.9 million of stock-based compensation, and $2.3 million of depreciation and amortization.
Investing Activities
Net cash used in investing activities of $7.3 million in the three months ended March 28, 2015 consisted of $5.6 million in net purchases of marketable securities, which provide higher yields than money market funds, and $1.7 million in capital expenditures for purchases of test equipment, computer equipment and software.
Our cash used in investing activities of $1.9 million in the three months ended March 29, 2014 consisted of capital expenditures primarily as a result of leasehold improvements, purchases of test equipment, computer equipment and software.
Financing Activities
Net cash provided by financing activities of $0.1 million in the three months ended March 28, 2015 consisted of $0.6 million in proceeds from stock option exercises, partially offset by $0.5 million in stock withheld for employee payroll taxes due upon the vesting of awards under equity incentive plans.
Net cash used in financing activities of $0.5 million in the three months ended March 29, 2014 consisted of $0.5 million in stock withheld for employee payroll taxes due upon the vesting of awards under equity incentive plans.
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
We have a credit facility with an aggregate principal amount of up to $50.0 million. The credit facility matures in July 2016, but may be extended up to two times (each extension for an additional one-year period) upon mutual agreement with the Lenders. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions. As of March 28, 2015, there was $50.0 million available for borrowing under this credit facility.
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
Contractual Obligations and Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, and have not changed materially during the three months ended March 28, 2015.
Off-Balance Sheet Arrangements
As of March 28, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At March 28, 2015, we had cash, cash equivalents and marketable securities of $97.8 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as corporate debt instruments and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings, if any, under our credit facility, which allows us to borrow up to a maximum amount of $50.0 million. Borrowings under this credit facility will accrue interest at a variable rate based upon the applicable base rate or LIBOR plus a margin depending on the Company's leverage ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA (customarily defined). As of March 28, 2015, we had no borrowings under the credit facility.
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
Translation Exposure
Our sales contracts are primarily denominated in U.S. dollars and, therefore, the majority of our revenues are not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities with our subsidiary in Brazil, China and the United Kingdom, whose functional currencies are the Brazilian Real ("BRL"), Chinese Renminbi ("RMB") and British Pounds Sterling ("GBP"), respectively.
Our operating expenses are incurred primarily in the United States, with a small portion of expenses incurred in Brazil associated with sales and marketing expenses, China associated with our research and development operations maintained there, and in the United Kingdom where our international sales and services office is located. Our international operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. For the three months ended March 28, 2015, approximately 90% of our operating expenses were U.S.-dollar denominated, 5% were denominated in RMB, 4% were denominated in GBP and 1% were in BRL. If the U.S. dollar had appreciated or depreciated by 10%, relative to RMB, GBP and BRL, our operating expenses for the first three months of 2015 would have decreased or increased by approximately $0.5 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 28, 2015 was a net translation loss of approximately $30,000. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Condensed Consolidated Statements of Comprehensive Loss. During the three months ended March 28, 2015, the net income we recognized related to these foreign exchange assets and liabilities was approximately $42,000.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of March 28, 2015, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective at the reasonable assurance level.

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
ITEM 1A. Risk Factors
We have identified the following additional risks and uncertainties that may affect our business, financial condition and/or results of operations. The risks described below include any material changes to and supersede the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 4, 2015. Investors should carefully consider the risks described below, together with the other information set forth in this Quarterly Report on Form 10-Q, before making any investment decision. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
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
We have experienced net losses in each year of our existence. For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, we incurred net losses of $20.8 million, $17.3 million, and $28.3 million, respectively. For the first three months of 2015, we incurred a net loss of $11.9 million. As of March 28, 2015 and December 31, 2014, we had an accumulated deficit of $542.5 million and $530.6 million, respectively.
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
Many of our customers were awarded grants or loans under government stimulus programs such as the Broadband Stimulus programs under the American Recovery and Reinvestment Act of 2009 ("BBS") and have purchased and will continue to purchase products from us or other suppliers while such programs and funding remain in place. However, customers may substantially curtail future purchases of products as ARRA funding winds down or because all purchases have been completed. Projects funded under the Broadband Initiatives Program, which is administered by the RUS, must be completed by June 30, 2015.

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
The broadband access equipment market has undergone consolidation in recent years, as participants have merged, made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. Examples include our acquisitions of Occam in February 2011 and of Ericsson's fiber access assets in November 2012; Adtran's acquisition of Nokia Siemens' broadband access line business in May 2012; Arris's acquisitions of BigBand Networks in October 2011 and of Motorola Mobility's Home Unit from Google in December 2012; Cisco's acquisition of ClearAccess in May 2012; and Nokia's planned acquisition of Alcatel-Lucent in April 2015. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry.
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
We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2014, 2013 and 2012, our research and development expenses were $80.3 million, or 20% of our revenue, $79.3 million, or 21% of our revenue, and $66.7 million, or 20% of our revenue, respectively. For the first three months of 2015, our research and development expenses were $21.9 million, or 24% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
Historically, a large portion of our sales has been to a limited number of customers. For example, for the years ended December 31, 2014, 2013 and 2012, CenturyLink accounted for 23%, 26% and 21%, respectively, of our revenue. For the first three months of 2015, CenturyLink accounted for 19% of our revenue. However, we cannot anticipate the level of CenturyLink's purchases in the future.
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
We depend on certain proprietary technology for our success and ability to compete. As of March 28, 2015, we held 97 U.S. patents and had 32 pending U.S. patent applications. One of the U.S. patents is also covered by granted international patents in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.
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
Some of the areas where we have experienced and may in the future experience acquisition-related risks include:

•
expenses and distractions, including diversion of management time, related to the ongoing Occam litigation, which is described in more detail in Note 7, “Commitments and Contingencies - Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q;

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

•
our commencement of, or involvement in, litigation and developments relating to such litigation, including any developments in the ongoing Occam litigation described in more detail in Note 7, “Commitments and Contingencies - Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q;

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales, or purchases made by or on behalf of us or by any affiliated purchaser, of our equity securities during the three months ended March 28, 2015.
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

CALIX, INC. (Registrant)

Date: May 4, 2015	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2015	By:	/s/ William J. Atkins
William J. Atkins
Chief Financial Officer (Principal Financial Officer)