Form 10-Q
period 2015-06-27
CALIX, INC
filed 2015-07-29
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of July 20, 2015, there were 51,999,392 shares of the Registrant's common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 27, 2015	December 31, 2014
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$39,672	$48,829
Marketable securities	59,785	62,850
Restricted cash	—	295
Accounts receivable, net	41,985	30,744
Inventory	40,710	46,753
Deferred cost of revenue	1,284	5,080
Prepaid expenses and other current assets	11,457	12,936
Total current assets	194,893	207,487
Property and equipment, net	18,790	20,144
Goodwill	116,175	116,175
Intangible assets, net	15,899	25,179
Other assets	1,241	1,236
Total assets	$346,998	$370,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,538	$23,629
Accrued liabilities	36,545	39,443
Deferred revenue	9,132	12,722
Total current liabilities	64,215	75,794
Long-term portion of deferred revenue	19,371	19,393
Other long-term liabilities	1,903	2,443
Total liabilities	85,489	97,630
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 27, 2015 and December 31, 2014	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized; 52,524,893 shares issued and 52,089,893 shares outstanding as of June 27, 2015, and 51,628,257 shares issued and outstanding as of December 31, 2014	1,313	1,291
Additional paid-in capital	811,737	801,810
Accumulated other comprehensive income	135	80
Accumulated deficit	(548,299)	(530,590)
Treasury stock, 435,000 shares as of June 27, 2015	(3,377)	—
Total stockholders’ equity	261,509	272,591
Total liabilities and stockholders’ equity	$346,998	$370,221

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenue	$99,129	$98,005	$190,167	$183,825
Cost of revenue:
Products and services (1)	48,752	51,575	95,212	98,381
Amortization of intangible assets	2,088	2,088	4,176	4,176
Total cost of revenue	50,840	53,663	99,388	102,557
Gross profit	48,289	44,342	90,779	81,268
Operating expenses:
Research and development (1)	22,851	19,544	44,765	39,174
Sales and marketing (1)	19,215	18,455	38,974	35,845
General and administrative (1)	9,436	7,681	19,588	14,932
Amortization of intangible assets	2,552	2,552	5,104	5,104
Total operating expenses	54,054	48,232	108,431	95,055
Loss from operations	(5,765)	(3,890)	(17,652)	(13,787)
Interest and other income (expense), net:
Interest income	338	30	717	34
Interest expense	(279)	(58)	(658)	(115)
Other income (expense), net	29	70	77	103
Loss before provision for income taxes	(5,677)	(3,848)	(17,516)	(13,765)
Provision for income taxes	102	103	193	213
Net loss	$(5,779)	$(3,951)	$(17,709)	$(13,978)
Net loss per common share:
Basic and diluted	$(0.11)	$(0.08)	$(0.34)	$(0.28)
Weighted-average number of shares used to
compute net loss per common share:
Basic and diluted	51,950	50,573	51,843	50,425
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale
marketable securities, net	(3)	(25)	36	(25)
Foreign currency translation adjustments, net	49	(17)	19	(6)
Total other comprehensive income (loss), net of tax	46	(42)	55	(31)
Comprehensive loss	$(5,733)	$(3,993)	$(17,654)	$(14,009)

(1) Includes stock-based compensation as follows:
Cost of revenue	$211	$354	$386	$708
Research and development	1,483	1,306	2,695	2,486
Sales and marketing	1,656	1,462	3,081	2,830
General and administrative	991	1,282	1,841	2,282
	$4,341	$4,404	$8,003	$8,306

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 27, 2015	June 28, 2014
Operating activities:
Net loss	$(17,709)	$(13,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,978	4,522
Loss on retirement of property and equipment	5	—
Amortization of intangible assets	9,280	9,280
Amortization of premiums related to available-for-sale securities	541	108
Stock-based compensation	8,003	8,306
Changes in operating assets and liabilities:
Restricted cash	295	—
Accounts receivable, net	(11,240)	(3,809)
Inventory	6,042	5,183
Deferred cost of revenue	3,796	5,119
Prepaid expenses and other assets	1,065	960
Accounts payable	(5,091)	(10,313)
Accrued liabilities	(2,889)	2,601
Deferred revenue	(3,612)	(8,307)
Other long-term liabilities	(135)	(188)
Net cash used in operating activities	(6,671)	(516)
Investing activities:
Purchases of property and equipment	(3,618)	(4,328)
Purchases of marketable securities	(25,271)	(46,572)
Maturities of marketable securities	27,832	—
Net cash used in investing activities	(1,057)	(50,900)
Financing activities:
Proceeds from exercise of stock options	590	139
Proceeds from employee stock purchase plan	2,865	2,453
Purchases of treasury stock	(3,377)	—
Taxes paid for awards vested under equity incentive plans	(1,510)	(1,377)
Net cash provided by (used in) financing activities	(1,432)	1,215
Effect of exchange rate changes on cash and cash equivalents	3	(3)
Net decrease in cash and cash equivalents	(9,157)	(50,204)
Cash and cash equivalents at beginning of period	48,829	82,747
Cash and cash equivalents at end of period	$39,672	$32,543

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
The Company's fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one fewer day in the six months ended June 27, 2015 than in the six months ended June 28, 2014, and the same number of days in the three months ended June 27, 2015 as in the three months ended June 28, 2014. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Our significant accounting policies did not change during the six months ended June 27, 2015.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. Additionally, it supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, the FASB affirmed its proposal to defer the effective date of the new revenue standard by one year. As a result, the standard will be effective for the Company in the first quarter of fiscal 2018. The FASB also affirmed its proposal to permit early adoption of the new revenue standard, but not before its original effective date. The FASB expects to issue its final Accounting Standards Update formally amending the effective date by the end of the third quarter of 2015. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.
3. Cash, Cash Equivalents and Marketable Securities
The Company has invested its excess cash primarily in money market funds and highly liquid marketable securities such as corporate debt instruments, U.S. government agency securities and commercial paper. The Company considers all investments with maturities of three months or less when purchased to be cash equivalents. Marketable securities represent highly liquid corporate debt instruments, U.S. government agency securities and commercial paper with maturities greater than 90 days at date of purchase. Marketable securities with maturities greater than one year are classified as current because management considers all marketable securities to be available for current operations.
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
The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. The Company reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things: the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent and ability to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The Company has evaluated its investments as of June 27, 2015 and has determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 27, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$20,408	$17,866
Money market funds	19,264	30,963
Total cash and cash equivalents	39,672	48,829
Marketable securities:
Corporate debt securities	50,615	61,050
U.S. government agency securities	4,072	—
Commercial paper	5,098	1,800
Total marketable securities	59,785	62,850
Total cash, cash equivalents and marketable securities	$99,457	$111,679
The carrying amounts of our money market funds approximate their fair values due to their nature, duration and short maturities.
As of June 27, 2015, the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$50,635	$2	$(22)	$50,615
U.S. government agency securities	4,074	—	(2)	4,072
Commercial paper	5,098	—	—	5,098
Total marketable securities	$59,807	$2	$(24)	$59,785
As of December 31, 2014, the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$61,108	$1	$(59)	$61,050
Commercial paper	1,800	—	—	1,800
Total marketable securities	$62,908	$1	$(59)	$62,850

As of June 27, 2015, the amortized cost and fair value of marketable securities by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$51,323	$51,305
Due in 1-2 years	8,484	8,480
Total marketable securities	$59,807	$59,785
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
The following table sets forth the Company's financial assets measured at fair value on a recurring basis as of June 27, 2015 and December 31, 2014, based on the three-tier fair value hierarchy (in thousands):

As of June 27, 2015	Level 1	Level 2	Total
Money market funds	$19,264	$—	$19,264
Corporate debt securities	—	50,615	50,615
U.S. government agency securities	—	4,072	4,072
Commercial paper	—	5,098	5,098
Total	$19,264	$59,785	$79,049

As of December 31, 2014	Level 1	Level 2	Total
Money market funds	$30,963	$—	$30,963
Corporate debt securities	—	61,050	61,050
Commercial paper	—	1,800	1,800
Total	$30,963	$62,850	$93,813
The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities and commercial paper classified as Level 2 were derived from quoted market prices for similar instruments indexed to prevailing market yield rates. The Company has no level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 27, 2015 and June 28, 2014.
5. Goodwill and Intangible Assets
Goodwill
Goodwill was recorded as a result of the Company's acquisitions of Occam Networks, Inc. (“Occam”) in February 2011 and Optical Solutions, Inc. ("OSI") in February 2006. This goodwill is not deductible for tax purposes, and there have been no adjustments to goodwill since the acquisition dates.
Goodwill is not amortized but instead is subject to an annual impairment test or more frequently if events or changes in circumstances indicate that it may be impaired. We evaluate goodwill on an annual basis at the end of the second quarter of each year. Management has determined that we operate as a single reporting unit and, therefore, evaluates goodwill impairment at the enterprise level. Management assessed qualitative factors to determine whether it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the Company was less than its carrying amount, including goodwill, as of June 27, 2015. In assessing the qualitative factors, management considered the impact of these key factors: macro-economic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities, market capitalization and stock price. Management concluded that the fair value of the Company was more likely than not greater than its carrying amount as of June 27, 2015. As such, it was not necessary to perform the two-step goodwill impairment test at the time.
Intangible Assets
Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of June 27, 2015 and December 31, 2014 are disclosed in the following table (in thousands):

	June 27, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(59,870)	$9,094	$68,964	$(55,694)	$13,270
Customer relationships	54,740	(47,935)	6,805	54,740	(42,831)	11,909
Total intangible assets, excluding goodwill	$123,704	$(107,805)	$15,899	$123,704	$(98,525)	$25,179
Amortization expense was $4.6 million for the three months ended June 27, 2015 and June 28, 2014. Amortization expense was $9.3 million for the six months ended June 27, 2015 and June 28, 2014.
As of June 27, 2015, expected future amortization expense for the fiscal years indicated is as follows (in thousands):

Period	Expected Amortization Expense
Remainder of 2015	$9,280
2016	5,805
2017	814
Total	$15,899
6. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	June 27, 2015	December 31, 2014
Accounts receivable	$42,889	$31,493
Allowance for doubtful accounts	(390)	(241)
Product return reserve	(514)	(508)
Accounts receivable, net	$41,985	$30,744
Inventory consisted of the following (in thousands):

	June 27, 2015	December 31, 2014
Raw materials	$1,839	$3,180
Finished goods	38,871	43,573
Total inventory	$40,710	$46,753

Property and equipment, net consisted of the following (in thousands):

	June 27, 2015	December 31, 2014
Test equipment	$41,196	$40,766
Computer equipment and software	27,425	30,355
Furniture and fixtures	1,841	1,852
Leasehold improvements	6,565	6,550
Total	77,027	79,523
Accumulated depreciation and amortization	(58,237)	(59,379)
Property and equipment, net	$18,790	$20,144
Accrued liabilities consisted of the following (in thousands):

	June 27, 2015	December 31, 2014
Accrued compensation and related benefits	$16,518	$15,782
Accrued warranty	9,325	9,553
Accrued professional and consulting fees	2,848	5,860
Accrued customer rebates	1,437	851
Sales and use tax payable	941	397
Accrued excess and obsolete inventory at contract manufacturers	878	888
Accrued business travel expenses	857	1,414
Accrued rent reserve	360	412
Accrued freight	217	303
Income taxes payable	154	269
Accrued other	3,010	3,714
Total accrued liabilities	$36,545	$39,443
Deferred revenue consisted of the following (in thousands):

	June 27, 2015	December 31, 2014
Product and services - current	$6,152	$9,753
Extended warranty - current	2,980	2,969
Extended warranty - non-current	19,245	19,211
Product and services - non-current	126	182
Total deferred revenue	$28,503	$32,115
Deferred cost of revenue consisted entirely of products and services.
7. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2014 are disclosed in our Annual Report on Form 10-K, and have not changed materially during the six months ended June 27, 2015.
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

Changes in the Company’s warranty reserve were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Balance at beginning of period	$9,623	$10,827	$9,553	$10,856
Warranty charged to cost of revenue	1,080	1,053	2,148	1,962
Utilization of warranty	(1,378)	(1,242)	(2,376)	(2,180)
Balance at end of period	$9,325	$10,638	$9,325	$10,638
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
On June 12, 2014, the plaintiffs filed a Motion to Compel Production of Documents by Defendants and Jefferies & Company, Inc. ("Jefferies") and For Sanctions Against Defendants. This motion sought additional documents from defendants and from Jefferies, Occam’s former advisor, and requested that the court impose severe sanctions, up to and including a finding of liability against defendants. Defendants have rejected the suggestion that any additional documents should be produced and vigorously opposed the imposition of any sanctions. On September 3, 2014, the court denied the motion without prejudice as to defendants, directed counsel for the defendants to provide an affidavit clarifying the prior conduct of discovery, and ordered discovery into defendants’ document collection and review methodologies. The court also ordered Jefferies to produce additional documents. Those proceedings are ongoing, but the plaintiffs have indicated that they do not intend to seek any sanctions against the defendants at this time. Instead, plaintiffs filed a motion requesting leave to amend their complaint to add Jefferies and Wilson Sonsini Goodrich & Rosati, P.C. ("Wilson Sonsini"), former defense counsel in this lawsuit, as defendants. That motion was heard by the Court on March 23, 2015. At the hearing the Court vacated the existing April 20, 2015 trial date and indicated it would set a new trial date after ruling on the motion requesting leave to add additional parties. On July 16, 2015, the Court issued a ruling denying plaintiffs’ motion for leave to amend their complaint to add Jefferies as a defendant, but granting plaintiffs’ motion for leave to amend their complaint to add Wilson Sonsini as a defendant. A new trial date has not yet been set.
The outcome of the above litigation matter is undeterminable at this time and the Company cannot currently estimate a reasonably possible range of loss for this action. The Company continues to believe that the allegations in the Second Amended Complaint are without merit and intends to continue to vigorously contest the action as it moves forward toward trial. However, there can be no assurance that the defendants will be successful in defending this ongoing action. In addition, the Company has obligations, under certain circumstances, to hold harmless and indemnify each of the former Occam directors and officers against judgments, fines, settlements and expenses related to claims against such directors and officers to the fullest extent permitted under Delaware law and Occam's bylaws and certificate of incorporation. Such obligations may apply to this lawsuit and may ultimately result in the payment of indemnification amounts by the Company, and the Company currently expects that, if the case proceeds to trial, defense costs are likely to exceed available Directors & Officers liability insurance coverage.
In addition, under the engagement letter between Occam and Jefferies, the Company has obligations, under certain circumstances, to hold harmless and indemnify Jefferies against judgments, fines, settlements and expenses related to Jefferies’ engagement by Occam, and Jefferies has demanded that the Company indemnify Jefferies in connection with this litigation under this agreement. The Company has begun to pay fees and expenses of Jefferies in connection with this matter, and expects that it will make additional payments as the matter proceeds, though at this time the Company is not able to estimate the amount of any future payments. Following Jefferies' demand for indemnification the Company notified Occam’s insurance carriers, and such carriers have advised in writing that they do not believe the Jefferies indemnification obligations are covered by the Company’s insurance. Thus, the Company’s indemnification obligations to Jefferies that apply to this lawsuit will not be covered by insurance.
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
8. Net Loss per Common Share
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Numerator:
Net loss	$(5,779)	$(3,951)	$(17,709)	$(13,978)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per common share	51,950	50,573	51,843	50,425
Basic and diluted net loss per common share	$(0.11)	$(0.08)	$(0.34)	$(0.28)
Potentially dilutive shares, weighted average	6,273	5,262	5,972	5,011
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
Stock Options
During the three months ended June 27, 2015, the Company did not grant stock options. During the six months ended June 27, 2015, the Company granted 200,000 stock options at a weighted-average grant date fair value of $4.56 per share. During the three months ended June 27, 2015, 4,334 stock options were exercised at a weighted-average exercise price of $6.19 per share. During the six months ended June 27, 2015, 88,686 stock options were exercised at a weighted-average exercise price of $6.66 per share. As of June 27, 2015, unrecognized stock-based compensation expense of $8.9 million related to stock options, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock Units
During the three months ended June 27, 2015, 1,121,461 RSUs were granted with a weighted-average grant date fair value of $8.46 per share. During the six months ended June 27, 2015, 1,356,461 RSUs were granted with a weighted-average grant date fair value of $8.70 per share. During the three months ended June 27, 2015, 296,334 RSUs vested, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes, and were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $1.0 million were remitted to the relevant taxing authorities during the three months ended June 27, 2015. During the six months ended June 27, 2015, 297,834 RSUs vested, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes, and were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $1.0 million were remitted to the relevant taxing authorities during the six months ended June 27, 2015. As of June 27, 2015, unrecognized stock-based compensation expense of $16.4 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.8 years.
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
During the three and six months ended June 27, 2015, no PRSUs were granted. During the three months ended June 27, 2015, no PRSUs vested and were converted into shares of common stock. During the six months ended June 27, 2015, 147,916 PRSUs vested and were converted into 92,359 shares of common stock, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes. Taxes withheld from employees of $0.5 million were remitted to the relevant taxing authorities during the six months ended June 27, 2015. As of June 27, 2015, unrecognized stock-based compensation expense of $0.5 million related to PRSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 0.7 year.
Restricted Stock Awards
During the three and six months ended June 27, 2015, no RSAs were granted. During the three months ended June 27, 2015, no RSAs vested. Upon the vesting of RSAs during the six months ended June 27, 2015, taxes withheld from employees of $31,000 were remitted to the relevant taxing authorities. As of June 27, 2015, unrecognized stock-based compensation expense of $0.1 million related to RSAs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 0.1 year.
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
Prior to 2015, the offering periods under the ESPP are six-month periods commencing on June 1 and December 1 of each year. The Company changed the ESPP offering periods in 2015 where each six-month offering periods will end on May 1 and November 1 of each year. The offering period which started on June 1, 2015 will then be shortened to five months and will end on November 1, 2015. The subsequent offering periods will then revert back to the six-month periods commencing on November 2 and May 2 of each year. The price of common stock purchased under the plan is 85 percent of the lower of the fair market value of the common stock on the commencement date and end date of each six-month offering period. As of June 27, 2015, there were 1,469,648 shares available for issuance under the ESPP.
During the three and six months ended June 27, 2015, 421,335 shares were purchased under the ESPP. As of June 27, 2015, unrecognized stock-based compensation expense of $0.5 million related to the ESPP was expected to be recognized over a remaining service period of 4 months.

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
The following table summarizes the weighted-average assumptions used in estimating the grant-date fair value of stock options in the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Expected volatility	N/A	N/A	52%	54%
Expected life (years)	N/A	N/A	6.25	6.15
Expected dividend yield	N/A	N/A	—	—
Risk-free interest rate	N/A	N/A	1.56%	1.91%
Modification of Stock Awards
In February 2013, the Company entered into a Transition and Separation Agreement ("Agreement") with Roger Weingarth, the Company's former Executive Vice President and Chief Operating Officer. Under the Agreement, Mr. Weingarth transitioned to the role of advisor to the Chief Executive Officer of the Company effective as of April 1, 2013, and terminated his employment with the Company on March 31, 2014 ("Termination Date"). Upon his termination, the Agreement provided for, among other things, the acceleration of the vesting of his unvested stock options, RSAs and RSUs held by him as of the Termination Date. In accordance with ASC Topic 718, total fair value of the accelerated stock awards after the modification was $0.6 million, which was recognized on a straight-line basis over the remaining service period through the Termination Date. During the six months ended June 28, 2014, $0.1 million of the total fair value has been recognized in general and administrative expenses. There was no expense recognized during the three months ended June 28, 2014 as the total fair value of the accelerated stock awards has been fully amortized as of the end of the first quarter of fiscal 2014.
Stock Repurchase
On April 26, 2015, the Company's Board of Directors approved a program to repurchase up to $40 million of its common stock from time to time.
Stock may be purchased under this program in open market or private transactions, through block trades, and/or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. Any open market purchases will be made in accordance with the limitations set out in Rule 10b-18 of the Exchange Act. The decision to consummate any repurchases (including any decision to adopt a 10b5-1 plan for this purpose) will be made at management’s discretion at prices management considers to be attractive and in the best interests of the company and its stockholders.
During the three months ended June 27, 2015, the Company repurchased 435,000 shares of common stock for $3.4 million at an average price of $7.76 per share. As of June 27, 2015, approximately $36.6 million remained available for repurchase of the Company's common stock pursuant to this stock repurchase program. The Company uses the cost method to account for common stock repurchases held in treasury. The price paid for the stock is charged to the treasury stock account shown separately within stockholders' equity as a contra-equity account.
The repurchase program may be suspended, terminated or modified at any time. The program does not oblige the Company to purchase any particular number of shares.
10. Accumulated Other Comprehensive Income (Loss)
The table below summarizes the changes in accumulated other comprehensive income (loss) by component for the periods indicated (in thousands).

	Three Months Ended
	June 27, 2015			June 28, 2014
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(19)	$108	$89	$—	$201	$201
Other comprehensive income (loss)	(3)	49	46	(25)	(17)	(42)
Balance at end of period	$(22)	$157	$135	$(25)	$184	$159

	Six Months Ended
	June 27, 2015			June 28, 2014
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(58)	$138	$80	$—	$190	$190
Other comprehensive income (loss)	36	19	55	(25)	(6)	(31)
Balance at end of period	$(22)	$157	$135	$(25)	$184	$159
Realized gains and losses on sales of available-for-sale marketable securities, if any, are reclassified from accumulated other comprehensive income (loss) to "Other income (expense)" in our Condensed Consolidated Statements of Comprehensive Loss. There were no sales of available-for-sale marketable securities during the periods presented.
11. Credit Facility
The Company had a revolving credit facility ("Prior Credit Facility") of $30.0 million with Silicon Valley Bank based upon a percentage of eligible accounts receivable, which matured on June 30, 2013. After the Prior Credit Facility matured on June 30, 2013, the Company cash collateralized any outstanding letters of credit with Silicon Valley Bank. During the first quarter of 2015, Silicon Valley Bank subsequently released the $0.3 million cash restricted for collateralizing the outstanding letters of credit reported as "restricted cash" in our Condensed Consolidated Balance Sheet as of December 31, 2014.
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

The credit facility includes affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type. Furthermore, the credit agreement requires us to maintain certain financial covenants, including a maximum consolidated leverage ratio, and a minimum consolidated liquidity ratio of cash, cash equivalents and accounts receivable to consolidated funded indebtedness. As of June 27, 2015, the Company was in compliance with these requirements.
The credit facility also includes customary events of default, the occurrence and continuation of which would provide the Lenders with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against us and the collateral securing the loans under the credit facility.
As of June 27, 2015, the Company had no outstanding letters of credit or borrowings under the credit facility.
The Company incurred $0.3 million of debt issuance costs that were directly attributable to the issuance of this credit facility. These costs will be amortized over three years starting from the effective date of the credit facility and are included within "other assets" in our Condensed Consolidated Balance Sheets. As of June 27, 2015, unamortized debt issuance costs were $0.1 million.
12. Income Taxes
The following table presents the provision for income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Provision for income taxes	$102	$103	$193	$213
Effective tax rate	(1.8)%	(2.7)%	(1.1)%	(1.5)%
The income tax provision for the three and six months ended June 27, 2015 consisted primarily of foreign income taxes. The effective tax rate for the three and six months ended June 27, 2015 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the period. The Company’s effective tax rate for the three and six months ended June 27, 2015 is impacted by the change in valuation allowances against deferred tax assets and foreign income tax expense.
The income tax provision for the three and six months ended June 28, 2014 primarily consisted of state and foreign income taxes. The effective tax rate for the three and six months ended June 28, 2014 was determined by estimating the tax provision using the discrete method provided in ASC Topic740. The discrete method was used because of unpredictable trends in the Company’s U.S. net income or loss position. The Company’s effective tax rate for the three and six months ended June 28, 2014 was impacted by the change in valuation allowances against deferred tax assets and state income tax expense.
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
We market our access systems and software to CSPs globally through our direct sales force as well as a growing number of resellers. At the end of the second quarter of 2015, over 20 million ports of our Unified Access portfolio have been deployed at a growing number of CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. In addition, we have over 1,000 customers who have deployed gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue was $99.1 million and $190.2 million for the three and six months ended June 27, 2015, respectively, compared to $98.0 million and $183.8 million for the three and six months ended June 28, 2014, respectively. During the second quarter of 2015, we experienced results in line with our expectations. Continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, large CSPs and customers in international markets. For the three and six months ended June 27, 2015, we had a net loss of $5.8 million and $17.7 million, respectively. Our net loss was $4.0 million and $14.0 million for the three and six months ended June 28, 2014, respectively. Since our inception we have incurred significant losses and, as of June 27, 2015, we had an accumulated deficit of $548.3 million.
Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, customer purchase agreements with provisions that delay revenue recognition, varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets and in many cases, are also challenged by winter weather conditions that inhibit fiber deployment in the outside plant. Customers typically purchase more products the following quarters. As of June 27, 2015, our deferred revenue of $28.5 million primarily included extended warranty services contracts that are recognized ratably over the period during which the services are to be performed, as well as certain contracts with customers who receive government-supported loans and grants under programs like American Recovery and Reinvestment Act ("ARRA") and U.S. Department of Agriculture’s Rural Utility Service (“RUS”) that require installation services. The timing of deferred recognition may cause significant fluctuations in our revenue and operating results from period to period. The revenue generated from ARRA contracts declined in 2015 as those projects were originally expected to reach completion by June 30, 2015. The U.S. Department of Agriculture subsequently released a communication to awardees on June 30, 2015 indicating that RUS will permit awardees to complete the projects on existing contracts that RUS approved prior to June 30, 2015 through July 31, 2015.
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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014. During the six months ended June 27, 2015, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. Additionally, it supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, the FASB affirmed its proposal to defer the effective date of the new revenue standard by one year. As a result, the standard will be effective for the Company in the first quarter of fiscal 2018. The FASB also affirmed its proposal to permit early adoption of the new revenue standard, but not before its original effective date. The FASB expects to issue its final Accounting Standards Update formally amending the effective date by the end of the third quarter of 2015. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.
Results of Operations
Comparison of the Three and Six Months Ended June 27, 2015 and June 28, 2014
Revenue
The following table sets forth our revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Variance in Dollars	Variance in Percent	June 27, 2015	June 28, 2014	Variance in Dollars	Variance in Percent
Revenue	$99,129	$98,005	$1,124	1%	$190,167	$183,825	$6,342	3%
Our revenue increased to $99.1 million for the three months ended June 27, 2015, from $98.0 million for the three months ended June 28, 2014. Our revenue increased to $190.2 million for the six months ended June 27, 2015, from $183.8 million for the six months ended June 28, 2014. We experienced stronger bookings and shipments across all territories in those fiscal 2015 periods as compared to the same periods in fiscal 2014 due to increased customer demand. We also recognized additional revenue derived from contracts funded by the Broadband Stimulus Programs under the American Recovery and Reinvestment Act of 2009 ("BBS") as we received project acceptance from our customers and closed the majority of our existing contracts. The U.S. Department of Agriculture sent a communication in April 2015 to awardees stipulating that all RUS projects must be completed by June 30, 2015. The U.S. Department of Agriculture subsequently released a communication to awardees on June 30, 2015 indicating that RUS will permit awardees to complete the projects on existing contracts that RUS approved prior to June 30, 2015 through July 31, 2015.
Our revenue is principally derived in the United States. During the three and six months ended June 27, 2015, revenue generated in the United States was $91.7 million and $172.6 million, respectively, and represented approximately 92% and 91% of our total revenue, compared to $85.4 million and $160.6 million, respectively, or 87% each of our total revenue for the same periods in 2014. International revenue was $7.5 million and $17.6 million or 8% and 9% of our total revenue for the three and six months ended June 27, 2015, respectively, compared to $12.6 million and $23.2 million, or 13% each of our total revenue for the same periods in 2014.
We had one 10% customer again this quarter.

Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Variance in Dollars	Variance in Percent	June 27, 2015	June 28, 2014	Variance in Dollars	Variance in Percent
Cost of revenue:
Products and services	$48,752	$51,575	$(2,823)	(5)%	$95,212	$98,381	$(3,169)	(3)%
Amortization of intangible assets	2,088	2,088	—	—%	4,176	4,176	—	—%
Total cost of revenue	$50,840	$53,663	$(2,823)	(5)%	$99,388	$102,557	$(3,169)	(3)%
Gross profit	$48,289	$44,342	$3,947	9%	$90,779	$81,268	$9,511	12%
Gross margin	49%	45%			48%	44%
The decrease in cost of revenue of $2.8 million and $3.2 million during the three and six months ended June 27, 2015 compared with the corresponding periods in fiscal 2014 was due to a decrease in hardware cost of sales attributed to a favorable product and customer mix, partially offset by an increase in inventory write-downs of $0.7 million and $0.4 million during those respective periods. During the three months ended June 27, 2015, we wrote-down $1.8 million of our inventory primarily related to various components of slow-moving and older technology products, and additional write-down attributed to products we acquired from Ericsson. During the six months ended June 27, 2015, we wrote-down $2.8 million of our inventory related primarily to lower than anticipated growth in sales of products we acquired from Ericsson and other components related to slow-moving and older technology products. During the same periods in fiscal 2014, we wrote-down $1.1 million and $2.4 million, respectively, of inventory, also related to Ericsson products as well as other write-downs for other slow moving inventory for sale in North American markets. The amortization of intangible assets remained at the same level for the comparable periods presented.
Including amortization of intangible assets, gross margin increased to 49% and 48% during the three and six months ended June 27, 2015, from 45% and 44% during the corresponding periods in fiscal 2014. The increase in gross margin during the three and six months ended June 27, 2015, compared with the corresponding periods in fiscal 2014, was primarily due to a favorable product and customer mix with higher margins. The amortization of intangible assets remained at the same level.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Variance in Dollars	Variance in Percent	June 27, 2015	June 28, 2014	Variance in Dollars	Variance in Percent
Research and development	$22,851	$19,544	$3,307	17%	$44,765	$39,174	$5,591	14%
Percent of total revenue	23%	20%			24%	21%
The increase in research and development expenses of $3.3 million and $5.6 million during the three and six months ended June 27, 2015 compared with the corresponding periods in fiscal 2014 was primarily due to an increase in compensation and employee benefits of $2.7 million and $4.7 million, respectively. We increased our research and development work force by hiring new employees which led to an increase in compensation during the three and six months ended June 27, 2015 compared to the same period in 2014. Additionally, professional services mainly relating to outside consulting services also increased by $0.5 million and 0.2 million, respectively, during those periods. Other expenses such as small tools and expendable equipment, as well as depreciation charges, increased by an aggregate of $0.2 million and $0.3 million during those respective periods, which is expected and in line with our increased research and development efforts.
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

Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Variance in Dollars	Variance in Percent	June 27, 2015	June 28, 2014	Variance in Dollars	Variance in Percent
Sales and marketing	$19,215	$18,455	$760	4%	$38,974	$35,845	$3,129	9%
Percent of total revenue	19%	19%			20%	19%
The increase in sales and marketing expenses during the three and six months ended June 27, 2015 compared with the corresponding periods in fiscal 2014 was primarily due to an increase in compensation and employee benefits of $0.9 million and $3.3 million, respectively. These were due to increased headcount resulting from the hiring of additional employees during the three and six months ended June 27, 2015 compared to the same periods in 2014, in order to support our domestic and international expansion. Additionally, commission payouts for the six months ended June 27, 2015 were higher as shipments were higher compared to the same period last year.
We will continue our investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Variance in Dollars	Variance in Percent	June 27, 2015	June 28, 2014	Variance in Dollars	Variance in Percent
General and administrative	$9,436	$7,681	$1,755	23%	$19,588	$14,932	$4,656	31%
Percent of total revenue	10%	8%			10%	8%
The increase in general and administrative expenses of $1.8 million and $4.7 million during the three and six months ended June 27, 2015 compared with the corresponding periods in fiscal 2014 was primarily due to an increase in consulting and other professional services of $0.6 million and $3.3 million, respectively. This was mainly relating to Occam litigation related legal fees and expenses not reimbursable under our existing Directors & Officers liability insurance coverage which increased by $0.2 million and $2.1 million during those respective periods, and higher contracted labor services which increased by $0.3 million and $0.6 million during those respective periods in line with our additional resource needs. Additionally, our compensation and employee benefits also increased by $1.0 million and $1.3 million during the three and six months ended June 27, 2015 compared with the same periods in fiscal 2014 mainly relating to increases in headcount.
Provision for Income Taxes
The following table sets forth our provision for income taxes (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Variance in Dollars	Variance in Percent	June 27, 2015	June 28, 2014	Variance in Dollars	Variance in Percent
Provision for income taxes	$102	$103	$(1)	(1)%	$193	$213	$(20)	(9)%
Effective tax rate	(1.8)%	(2.7)%			(1.1)%	(1.5)%
The income tax provision for the three and six months ended June 27, 2015 consisted primarily of foreign income taxes. The effective tax rate for the three and six months ended June 27, 2015 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the period. The Company’s effective tax rate for the three and six months ended June 27, 2015 is impacted by the change in valuation allowances against deferred tax assets and foreign income tax expense.
The income tax provision for the three and six months ended June 28, 2014 primarily consisted of state and foreign income taxes. The effective tax rate for the three and six months ended June 28, 2014 was determined by estimating the tax provision using the discrete method provided in ASC Topic740. The discrete method was used because of unpredictable trends in the Company’s U.S. net income or loss position. The Company’s effective tax rate for the three and six months ended June 28, 2014 was impacted by the change in valuation allowances against deferred tax assets and state income tax expense.
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
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations. At June 27, 2015, we had cash, cash equivalents and marketable securities of $99.5 million, which consisted of deposits held at banks, money market mutual funds held at major financial institutions and highly liquid debt instruments. This includes $4.5 million of cash held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings outside the U.S. and our current plans do not demonstrate a need to repatriate the foreign cash to fund our U.S. operations.
Operating Activities
Net cash used in operations of $6.7 million in the six months ended June 27, 2015 consisted of a net loss of $17.7 million and a $11.8 million of cash flow decreases reflected in the net change in assets and liabilities, partially offset by a $22.8 million of non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $11.2 million increase in accounts receivable, a $5.1 million decrease in accounts payable due to payments to our manufacturers, and a $3.1 million decrease in accrued expenses and other liabilities primarily due to the timing of our sales commissions payout, partially offset by a $6.0 million decrease in inventories primarily due to higher inventory turnover, a $1.1 million decrease in prepaid expenses and other assets, a release of $0.3 million restricted cash previously used to collateralize outstanding letters of credit with Silicon Valley Bank, and a $0.2 million net increase in deferred revenue and deferred cost of revenue related to RUS-funded contracts and BBS contracts recognized in the first half of fiscal 2015 as compared to the same period in fiscal 2014. Non-cash charges primarily consisted of $9.3 million of amortization of intangible assets, $8.0 million of stock-based compensation, $5.0 million of depreciation and amortization and $0.5 million of amortization of premiums related to available-for-sale securities.
Net cash used in operations of $0.5 million in the six months ended June 28, 2014 consisted of a net loss of $14.0 million and a $8.7 million of cash flow decreases reflected in the net change in assets and liabilities, partially offset by a $22.2 million of non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $10.3 million decrease in accounts payable due to payments to our manufacturers, a $3.2 million net decrease in deferred revenue and deferred cost of revenue as a result of certain RUS-funded contracts recognized during the quarter and a $3.8 million increase in accounts receivable, partially offset by a $5.2 million decrease in inventories due to absorption of the in-transit inventory in our books in December 2013, a $2.4 million increase in accrued liabilities primarily due to the timing of our sales commissions payout and a $1.0 million decrease in prepaids and other current assets. Non-cash charges primarily consisted of $9.3 million of amortization of intangible assets, $8.3 million of stock-based compensation, and $4.5 million of depreciation and amortization.
Investing Activities
Net cash used in investing activities of $1.1 million in the six months ended June 27, 2015 consisted of $3.6 million in capital expenditures for purchases of test equipment, computer equipment and software, partially offset by $2.5 million in net purchases of marketable securities, which provide higher yields than money market funds.
Our cash used in investing activities of $50.9 million in the six months ended June 28, 2014 consisted of $46.6 million in purchases of marketable securities, which provide higher yields than money market funds, and $4.3 million in capital expenditures primarily as a result of leasehold improvements, purchases of test equipment, computer equipment and software.
Financing Activities
Net cash used in financing activities of $1.4 million in the six months ended June 27, 2015 consisted of $3.4 million in treasury stock purchases and $1.5 million in payment of payroll taxes for the vesting of awards under equity incentive plans, offset by $2.9 million of proceeds from the issuance of common stock under the employee stock purchase plan (“ESPP”) and $0.6 million of proceeds from the exercises of stock options.
Net cash provided by financing activities of $1.2 million in the six months ended June 28, 2014 consisted of $2.5 million of proceeds from the issuance of common stock under the ESPP and $0.1 million of proceeds from the exercises of stock options, offset by $1.4 million in payment of payroll taxes for the vesting of awards under equity incentive plans.
Stock Repurchase Program
On April 26, 2015, our Board of Directors approved a program to repurchase up to $40 million of our common stock from time to time.
Stock may be purchased under this program in open market or private transactions, through block trades, and/or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. Any open market purchases will be made in accordance with the limitations set out in Rule 10b-18 of the Exchange Act. The decision to consummate any repurchases (including any decision to adopt a 10b5-1 plan for this purpose) will be made at management’s discretion at prices management considers to be attractive and in the best interests of the company and its stockholders.
Our repurchase program may be suspended, terminated or modified at any time. The program does not oblige us to purchase any particular number of shares.

During the three months ended June 27, 2015, we repurchased 435,000 shares of common stock for $3.4 million at an average price of $7.76 per share. As of June 27, 2015, approximately $36.6 million remained available for repurchase of our common stock pursuant to this stock repurchase program.
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
We have a credit facility with an aggregate principal amount of up to $50.0 million. The credit facility matures in July 2016, but may be extended up to two times (each extension for an additional one-year period) upon mutual agreement with the Lenders. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions. As of June 27, 2015, there was $50.0 million available for borrowing under this credit facility.
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
Contractual Obligations and Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, and have not changed materially during the six months ended June 27, 2015.
Off-Balance Sheet Arrangements
As of June 27, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At June 27, 2015, we had cash, cash equivalents and marketable securities of $99.5 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as corporate debt instruments, U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings, if any, under our credit facility, which allows us to borrow up to a maximum amount of $50.0 million. Borrowings under this credit facility will accrue interest at a variable rate based upon the applicable base rate or LIBOR plus a margin depending on the Company's leverage ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA (customarily defined). As of June 27, 2015, we had no borrowings under the credit facility.
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
Our operating expenses are incurred primarily in the United States, with a small portion of expenses incurred in Brazil associated with sales and marketing expenses, China associated with our research and development operations maintained there, and in the United Kingdom where our international sales and services office is located. Our international operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. For the six months ended June 27, 2015, approximately 90% of our operating expenses were U.S.-dollar denominated, 5% were denominated in RMB, 4% were denominated in GBP and 1% were in BRL. If the U.S. dollar had appreciated or depreciated by 10%, relative to RMB, GBP and BRL, our operating expenses for the first six months of 2015 would have decreased or increased by approximately $1.1 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 27, 2015 was a net translation income of approximately $19,000. This income is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Condensed Consolidated Statements of Comprehensive Loss. During the six months ended June 27, 2015, the net income we recognized related to these foreign exchange assets and liabilities was approximately $57,000.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of June 27, 2015, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective at the reasonable assurance level.
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
We have experienced net losses in each year of our existence. For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, we incurred net losses of $20.8 million, $17.3 million, and $28.3 million, respectively. For the first six months of 2015, we incurred a net loss of $17.7 million. As of June 27, 2015 and December 31, 2014, we had an accumulated deficit of $548.3 million and $530.6 million, respectively.
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
Many of our customers were awarded grants or loans under government stimulus programs such as the Broadband Stimulus programs under the American Recovery and Reinvestment Act of 2009 ("BBS") and have purchased and will continue to purchase products from us or other suppliers while such programs and funding remain in place. However, customers may substantially curtail future purchases of products as ARRA funding winds down or because all purchases have been completed. Projects funded under the Broadband Initiatives Program, which is administered by the RUS, must be completed by June 30, 2015. The U.S. Department of Agriculture subsequently released a communication to awardees on June 30, 2015 indicating that RUS will permit awardees to complete the projects on existing contracts that RUS approved prior to June 30, 2015 through July 31, 2015.
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
We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2014, 2013 and 2012, our research and development expenses were $80.3 million, or 20% of our revenue, $79.3 million, or 21% of our revenue, and $66.7 million, or 20% of our revenue, respectively. For the first six months of 2015, our research and development expenses were $44.8 million, or 24% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
We depend on certain proprietary technology for our success and ability to compete. As of June 27, 2015, we held 98 U.S. patents and had 35 pending U.S. patent applications. One of the U.S. patents is also covered by granted international patents in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 26, 2015, our Board of Directors approved a program to repurchase up to $40 million of our common stock from time to time. As of June 27, 2015, approximately $36.6 million remained available for repurchase of our common stock pursuant to this stock repurchase program.
Stock may be purchased under this program in open market or private transactions, through block trades, and/or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. Any open market purchases will be made in accordance with the limitations set out in Rule 10b-18 of the Exchange Act. The decision to consummate any repurchases (including any decision to adopt a 10b5-1 plan for this purpose) will be made at management’s discretion at prices management considers to be attractive and in the best interests of the company and its stockholders.
Our repurchase program may be suspended, terminated or modified at any time. The program does not oblige us to purchase any particular number of shares.
The following table summarizes the stock repurchase activity for the last three fiscal months ended June 27, 2015 and the approximate dollar value of shares that were available for future purchase pursuant to our stock repurchase program as of the end of each period (in thousands, except shares and per share amounts):

Fiscal Month Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
March 29, 2015 - April 25, 2015	—	$—	—	$40,000
April 26, 2015 - May 23, 2015	192,300	$7.57	192,300	$38,545
May 24, 2015 - June 27, 2015	242,700	$7.92	242,700	$36,623
	435,000	$7.76	435,000
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

CALIX, INC. (Registrant)

Date: July 29, 2015	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2015	By:	/s/ William J. Atkins
William J. Atkins
Chief Financial Officer (Principal Financial Officer)