Form 10-Q
period 2015-09-26
CALIX, INC
filed 2015-10-30
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of October 22, 2015, there were 50,809,976 shares of the Registrant's common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 26, 2015	December 31, 2014
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$36,194	$48,829
Marketable securities	57,659	62,850
Restricted cash	—	295
Accounts receivable, net	48,188	30,744
Inventory	43,769	46,753
Deferred cost of revenue	2,998	5,080
Prepaid expenses and other current assets	8,311	12,936
Total current assets	197,119	207,487
Property and equipment, net	18,484	20,144
Goodwill	116,175	116,175
Intangible assets, net	11,259	25,179
Other assets	1,091	1,236
Total assets	$344,128	$370,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,784	$23,629
Accrued liabilities	38,280	39,443
Deferred revenue	11,414	12,722
Total current liabilities	66,478	75,794
Long-term portion of deferred revenue	19,390	19,393
Other long-term liabilities	1,700	2,443
Total liabilities	87,568	97,630
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 26, 2015 and December 31, 2014	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized; 52,624,475 shares issued and 51,177,649 shares outstanding as of September 26, 2015, and 51,628,257 shares issued and outstanding as of December 31, 2014	1,316	1,291
Additional paid-in capital	813,776	801,810
Accumulated other comprehensive income (loss)	(31)	80
Accumulated deficit	(547,377)	(530,590)
Treasury stock, 1,446,826 shares as of September 26, 2015	(11,124)	—
Total stockholders’ equity	256,560	272,591
Total liabilities and stockholders’ equity	$344,128	$370,221

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue	$112,297	$105,769	$302,464	$289,594
Cost of revenue:
Products and services (1)	57,096	58,600	152,308	156,981
Amortization of intangible assets	2,088	2,089	6,264	6,265
Total cost of revenue	59,184	60,689	158,572	163,246
Gross profit	53,113	45,080	143,892	126,348
Operating expenses:
Research and development (1)	22,120	19,930	66,885	59,104
Sales and marketing (1)	18,424	18,717	57,398	54,562
General and administrative (1)	9,140	7,625	28,728	22,557
Amortization of intangible assets	2,552	2,552	7,656	7,656
Total operating expenses	52,236	48,824	160,667	143,879
Income (loss) from operations	877	(3,744)	(16,775)	(17,531)
Interest and other income (expense), net:
Interest income	297	52	1,014	86
Interest expense	(263)	(59)	(921)	(174)
Other income (expense), net	196	18	273	121
Income (loss) before provision for income taxes	1,107	(3,733)	(16,409)	(17,498)
Provision for income taxes	185	115	378	328
Net income (loss)	$922	$(3,848)	$(16,787)	$(17,826)
Net income (loss) per common share:
Basic	$0.02	$(0.08)	$(0.32)	$(0.35)
Diluted	$0.02	$(0.08)	$(0.32)	$(0.35)
Weighted-average number of shares used to
compute net income (loss) per common share:
Basic	51,756	51,048	51,814	50,635
Diluted	52,016	51,048	51,814	50,635
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale
marketable securities, net	30	(13)	66	(38)
Foreign currency translation adjustments, net	(196)	(7)	(177)	(13)
Total other comprehensive income (loss), net of tax	(166)	(20)	(111)	(51)
Comprehensive income (loss)	$756	$(3,868)	$(16,898)	$(17,877)

(1) Includes stock-based compensation as follows:
Cost of revenue	$163	$206	$549	$914
Research and development	964	1,207	3,659	3,693
Sales and marketing	688	1,316	3,769	4,146
General and administrative	775	1,084	2,616	3,366
	$2,590	$3,813	$10,593	$12,119

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2015	September 27, 2014
Operating activities:
Net loss	$(16,787)	$(17,826)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,602	6,772
Loss on retirement of property and equipment	14	41
Amortization of intangible assets	13,920	13,921
Amortization of premiums related to available-for-sale securities	743	302
Gain on sale of available-for-sale securities	—	(1)
Stock-based compensation	10,593	12,119
Changes in operating assets and liabilities:
Restricted cash	295	—
Accounts receivable, net	(17,443)	739
Inventory	2,983	7,226
Deferred cost of revenue	2,082	9,742
Prepaid expenses and other assets	4,181	(315)
Accounts payable	(6,841)	(9,904)
Accrued liabilities	(1,055)	5,520
Deferred revenue	(1,312)	(14,391)
Other long-term liabilities	(167)	597
Net cash provided by (used in) operating activities	(1,192)	14,542
Investing activities:
Purchases of property and equipment	(5,943)	(9,481)
Purchases of marketable securities	(46,750)	(49,356)
Sales of marketable securities	—	615
Maturities of marketable securities	51,265	—
Net cash used in investing activities	(1,428)	(58,222)
Financing activities:
Proceeds from exercise of stock options	625	429
Proceeds from employee stock purchase plan	2,865	2,453
Payments for repurchases of common stock	(11,124)	—
Taxes paid for awards vested under equity incentive plans	(2,093)	(2,505)
Net cash provided by (used in) financing activities	(9,727)	377
Effect of exchange rate changes on cash and cash equivalents	(288)	(45)
Net decrease in cash and cash equivalents	(12,635)	(43,348)
Cash and cash equivalents at beginning of period	48,829	82,747
Cash and cash equivalents at end of period	$36,194	$39,399

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Company and Basis of Presentation
Company
Calix, Inc. (together with its subsidiaries, “Calix,” the “Company,” “our,” “we,” or “us”) was incorporated in August 1999, and is a Delaware corporation. The Company is a leading global provider of broadband communications access systems and software for fiber- and copper-based network architectures that enable communications service providers ("CSPs") to transform their networks and connect to their residential and business subscribers. The Company enables CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. The Company focuses solely on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. The Company develops and sells carrier-class hardware and software products, referred to as the Unified Access portfolio, which are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively.
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
The Company's fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one fewer day in the nine months ended September 26, 2015 than in the nine months ended September 27, 2014, and the same number of days in the three months ended September 26, 2015 as in the three months ended September 27, 2014. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. The following are added in the summary of the Company's significant accounting policies during the nine months ended September 26, 2015 and will be included in our Annual Report on Form 10-K for the year ending December 31, 2015.
Legal Fees
The Company incurs legal expenses related to disputes, litigation and other legal actions in the ordinary course of business. Legal fees, including those legal defense costs expected to be incurred in connection with a loss contingency, are expensed as incurred in the period that the related services are received. In the event the Company has insurance coverage for legal defense costs incurred and the likelihood of reimbursement is assured, legal defense costs recognized in a period are reduced by the amount recoverable from the insurance. A receivable is recognized for the portion of legal costs recoverable under the insurance at the time such legal costs are incurred and accrued.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. Additionally, it supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On August 12, 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date ("ASU 2015-14") to defer the effective date of ASU 2014-09 by one year. As a result, the standard will be effective for the

Company in the first quarter of fiscal 2018. ASU 2015-14 permits early adoption of the new revenue standard, but not before its original effective date. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.
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
The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. The Company reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things: the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent and ability to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The Company has evaluated its investments as of September 26, 2015 and has determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 26, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$19,675	$17,866
Money market funds	16,519	30,963
Total cash and cash equivalents	36,194	48,829
Marketable securities:
Corporate debt securities	44,802	61,050
U.S. government agency securities	10,564	—
Commercial paper	2,293	1,800
Total marketable securities	57,659	62,850
Total cash, cash equivalents and marketable securities	$93,853	$111,679
The carrying amounts of our money market funds approximate their fair values due to their nature, duration and short maturities.
As of September 26, 2015, the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$44,796	$16	$(10)	$44,802
U.S. government agency securities	10,562	2	—	10,564
Commercial paper	2,293	—	—	2,293
Total marketable securities	$57,651	$18	$(10)	$57,659

As of December 31, 2014, the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$61,108	$1	$(59)	$61,050
Commercial paper	1,800	—	—	1,800
Total marketable securities	$62,908	$1	$(59)	$62,850
As of September 26, 2015, the amortized cost and fair value of marketable securities by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$37,139	$37,139
Due in 1-2 years	20,512	20,520
Total marketable securities	$57,651	$57,659
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
The following table sets forth the Company's financial assets measured at fair value on a recurring basis as of September 26, 2015 and December 31, 2014, based on the three-tier fair value hierarchy (in thousands):

As of September 26, 2015	Level 1	Level 2	Total
Money market funds	$16,519	$—	$16,519
Corporate debt securities	—	44,802	44,802
U.S. government agency securities	—	10,564	10,564
Commercial paper	—	2,293	2,293
Total	$16,519	$57,659	$74,178

As of December 31, 2014	Level 1	Level 2	Total
Money market funds	$30,963	$—	$30,963
Corporate debt securities	—	61,050	61,050
Commercial paper	—	1,800	1,800
Total	$30,963	$62,850	$93,813
The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities, U.S. government agency securities and commercial paper classified as Level 2 were derived from quoted market prices for similar instruments indexed to prevailing market yield rates. The Company has no Level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 26, 2015 and September 27, 2014.

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
There were no events or changes in circumstances during the three months ended September 26, 2015 that would more likely than not indicate that the carrying value of goodwill may have been impaired subsequent to the 2015 annual impairment test. As of September 26, 2015, there was no impairment to the carrying value of the Company's goodwill.
Intangible Assets
Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of September 26, 2015 and December 31, 2014 are disclosed in the following table (in thousands):

	September 26, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(61,958)	$7,006	$68,964	$(55,694)	$13,270
Customer relationships	54,740	(50,487)	4,253	54,740	(42,831)	11,909
Total intangible assets, excluding goodwill	$123,704	$(112,445)	$11,259	$123,704	$(98,525)	$25,179
Amortization expense was $4.6 million for the three months ended September 26, 2015 and September 27, 2014. Amortization expense was $13.9 million for the nine months ended September 26, 2015 and September 27, 2014.
As of September 26, 2015, expected future amortization expense for the fiscal years indicated is as follows (in thousands):

Period	Expected Amortization Expense
Remainder of 2015	$4,640
2016	5,805
2017	814
Total	$11,259
6. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	September 26, 2015	December 31, 2014
Accounts receivable	$49,132	$31,493
Allowance for doubtful accounts	(405)	(241)
Product return reserve	(539)	(508)
Accounts receivable, net	$48,188	$30,744

Inventory consisted of the following (in thousands):

	September 26, 2015	December 31, 2014
Raw materials	$2,259	$3,180
Finished goods	41,510	43,573
Total inventory	$43,769	$46,753
Property and equipment, net consisted of the following (in thousands):

	September 26, 2015	December 31, 2014
Test equipment	$40,501	$40,766
Computer equipment and software	28,061	30,355
Furniture and fixtures	1,835	1,852
Leasehold improvements	6,553	6,550
Total	76,950	79,523
Accumulated depreciation and amortization	(58,466)	(59,379)
Property and equipment, net	$18,484	$20,144
Accrued liabilities consisted of the following (in thousands):

	September 26, 2015	December 31, 2014
Accrued compensation and related benefits	$16,547	$15,782
Accrued warranty	8,984	9,553
Accrued professional and consulting fees	3,016	5,860
Accrued customer rebates	1,327	851
Accrued excess and obsolete inventory at contract manufacturers	1,237	888
Accrued business travel expenses	1,024	1,414
Sales and use tax payable	1,000	397
Advance customer payments	699	364
Accrued business events	543	—
Accrued rent	385	412
Accrued freight	277	303
Income taxes payable	245	269
Accrued other	2,996	3,350
Total accrued liabilities	$38,280	$39,443
Deferred revenue consisted of the following (in thousands):

	September 26, 2015	December 31, 2014
Product and services - current	$8,463	$9,753
Extended warranty - current	2,951	2,969
Extended warranty - non-current	19,358	19,211
Product and services - non-current	32	182
Total deferred revenue	$30,804	$32,115
Deferred cost of revenue consisted entirely of costs incurred for products and services for which revenues have been deferred.

7. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2014 are disclosed in our Annual Report on Form 10-K, and have not changed materially during the nine months ended September 26, 2015.
Accrued Warranty
The Company provides a warranty for its hardware products. Hardware generally has a one, three or five-year warranty from the date of shipment. The Company accrues for potential warranty claims based on the Company’s historical product failure rates and historical costs incurred in correcting product failures. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.
Changes in the Company’s warranty reserve were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Balance at beginning of period	$9,325	$10,638	$9,553	$10,856
Warranty charged to cost of revenue	781	839	2,929	3,364
Utilization of warranty	(722)	(452)	(3,098)	(3,195)
Adjustments to pre-existing warranty	(400)	(250)	(400)	(250)
Balance at end of period	$8,984	$10,775	$8,984	$10,775
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
On April 8, 2014, the Court of Chancery of the State of Delaware issued an Opinion granting in part and denying in part the Defendants’ Motion for Summary Judgment. The ruling granted summary judgment on all claims as to Occam, the corporate entity, and accordingly, Occam is no longer a defendant in the action. The court also granted summary judgment in favor of those defendants who served solely as directors of Occam with respect to all claims alleging improper actions in connection with the Occam sale process. The court left in place the process-based claims against Occam’s former CEO and CFO, and declined to grant summary judgment on separate claims that the director and officer defendants breached their fiduciary duties by issuing a proxy statement for Occam’s stockholder vote that allegedly contained misleading disclosures and had material omissions.
On June 12, 2014, the plaintiffs filed a Motion to Compel Production of Documents by Defendants and Jefferies & Company, Inc. ("Jefferies") and For Sanctions Against Defendants. This motion sought additional documents from defendants and from Jefferies, Occam’s former financial advisor, and requested that the court impose severe sanctions, up to and including a finding of liability against defendants. Defendants have rejected the suggestion that any additional documents should be produced and vigorously opposed the imposition of any sanctions. On September 3, 2014, the court denied the motion without prejudice as to defendants, directed counsel for the defendants to provide an affidavit clarifying the prior conduct of discovery, and ordered discovery into defendants’ document collection and review methodologies. The court also ordered Jefferies to produce additional documents. Those proceedings are ongoing, but the plaintiffs have indicated that they do not intend to seek any sanctions against the defendants at this time. Instead, plaintiffs filed a motion requesting leave to amend their complaint to add Jefferies and Wilson Sonsini Goodrich & Rosati, P.C. ("Wilson Sonsini"), former defense counsel in this lawsuit, as defendants. That motion was heard by the Court on March 23, 2015. At the hearing the Court vacated the existing April 20, 2015 trial date and indicated it would set a new trial date after ruling on the motion requesting leave to add additional parties.
On July 16, 2015, the Court denied plaintiffs’ motion for leave to amend their complaint to add Jefferies as a defendant, but granted plaintiffs’ motion for leave to amend their complaint to add Wilson Sonsini as a defendant. On July 22, 2015, plaintiffs filed their Third Amended Complaint adding Wilson Sonsini as a defendant in the lawsuit. Defendants filed their answers to the Third Amended Complaint on September 8, 2015. Trial for this matter has been tentatively scheduled for the weeks of April 11 and April 18 in 2016 before the Delaware Court of Chancery. The Company continues to believe that the allegations in this action are without merit and intends to continue to vigorously contest the action as it moves forward toward trial. However, there can be no assurance that the defendants will be successful in defending this ongoing action.
Although Occam is no longer a defendant in this lawsuit, the Company has continued to advance defense costs related to this lawsuit. The Company has obligations, under certain circumstances, to hold harmless and indemnify each of the former Occam directors and officers who remain defendants in this action against judgments, fines, settlements and expenses related to claims against such directors and officers to the fullest extent permitted under Delaware law and Occam's bylaws and certificate of incorporation. Such indemnification obligations may ultimately result in the payment of indemnification amounts by the Company.
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
The Company continues to incur significant legal fees and costs defending this lawsuit. The Company currently believes that its defense costs related to indemnity obligations will exceed its remaining available Directors & Officers liability insurance coverage as the matter proceeds to trial. As described above, the legal proceedings have been protracted as plaintiffs continue to seek additional discovery and, most recently, with the addition of Wilson Sonsini as a defendant in the action. The Company has also incurred certain expenses that are not covered by insurance. Following Jefferies' demand for indemnification the Company notified Occam’s insurance carriers, and such carriers have advised in writing that they do not believe the Jefferies indemnification obligations are covered by the Company’s insurance. Thus, the Company’s indemnification obligations to Jefferies that apply to this lawsuit will not be covered by insurance. The Company’s indemnity obligations that are in excess of its insurance coverage could be material, particularly if there is an adverse result at trial, and could have a material adverse effect on the Company’s business, operating results or financial condition.
The outcome of the above litigation matter is undeterminable at this time and the Company cannot currently estimate a reasonably possible range of loss for this action. We continue to believe that plaintiffs’ claims are without merit under applicable law. At this time, based on the status of the legal proceedings and the court’s rulings to date on the lawsuit, there remain significant issues of fact and law that are yet to be resolved. In April 2014, although the court partially granted defendants’ motion for summary judgment, the court also denied part of the motion, ruling instead that the remaining issues should be adjudicated at trial. In September 2014, the court issued a ruling allowing further discovery into the underlying facts. This additional discovery continues to be in progress. In the court’s July 2015 order, plaintiffs were granted leave to file an amended complaint to add Wilson Sonsini as a defendant. The addition of Wilson Sonsini as a defendant gives rise to a number of material issues of law and fact regarding Wilson Sonsini’s potential aiding and abetting liability, its impact on the claims against the Occam defendants, and the allocation of any damages award. Furthermore, as previously noted, the plaintiffs have not communicated any specific demand for damages. However, the plaintiffs’ valuation expert has opined that the fair value of Occam’s common stock on the Effective Date exceeded the merger consideration by between $7.77 and $9.65 per share. Defendants’ valuation expert has opined that the fair value of Occam’s common stock on the Effective Date was less than the merger consideration. The Company estimates that as of the Effective Date, the class held approximately 15,147,085 shares of Occam’s common stock. In addition to the difference between the fair value of Occam’s common stock on the Effective Date and the merger consideration, the plaintiffs also seek an award of attorneys’ fees and costs, pre-judgment interest relating back to the Effective Date, and post-judgment interest.
Because of these reasons, at this time, the Company is unable to quantify its indemnification risk or estimate a reasonably possible range of loss for this action. We intend to defend this case vigorously as we continue to believe the claims to be without merit.
The Company is not currently a party to any other legal proceedings that, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's business, operating results or financial condition.

8. Net Income (Loss) per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Numerator:
Net income (loss)	$922	$(3,848)	$(16,787)	$(17,826)
Denominator:
Weighted-average common shares outstanding used to compute basic net income (loss) per share	51,756	51,048	51,814	50,635
Effect of dilutive common stock equivalents	260	—	—	—
Weighted-average common shares outstanding used to compute diluted net income (loss) per share	52,016	51,048	51,814	50,635
Basic net income (loss) per common share	$0.02	$(0.08)	$(0.32)	$(0.35)
Diluted net income (loss) per common share	$0.02	$(0.08)	$(0.32)	$(0.35)
Potentially dilutive shares, weighted average	5,244	5,262	6,062	5,011
For all periods presented, unvested restricted stock awards are included in the calculation of weighted-average common shares outstanding because such shares are participating securities; however, the impact was immaterial.
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is calculated by using the weighted-average number of common shares outstanding during the period, adjusted for all dilutive potential common shares, which includes the exercise of stock options, the release of restricted stock units and performance restricted stock units, and purchase of shares pursuant to the Company's ESPP, to the extent these shares are dilutive. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. For all periods presented where the Company reported a net loss, diluted net loss per common share is the same as basic net loss per common share, since the effect of all potentially dilutive securities is antidilutive.
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
Stock Options
During the three months ended September 26, 2015, the Company did not grant stock options. During the nine months ended September 26, 2015, the Company granted 200,000 stock options at a weighted-average grant date fair value of $4.56 per share. During the three months ended September 26, 2015, 6,301 stock options were exercised at a weighted-average exercise price of $5.49 per share. During the nine months ended September 26, 2015, 94,987 stock options were exercised at a weighted-average exercise price of $6.58 per share. As of September 26, 2015, unrecognized stock-based compensation expense of $8.0 million related to stock options, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Units
During the three months ended September 26, 2015, 165,300 RSUs were granted with a weighted-average grant date fair value of $7.48 per share. During the nine months ended September 26, 2015, 1,521,761 RSUs were granted with a weighted-average grant date fair value of $8.57 per share. During the three months ended September 26, 2015, 110,637 RSUs vested, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes, and were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $0.5 million were remitted to the relevant taxing authorities during the three months ended September 26, 2015. During the nine months ended September 26, 2015, 408,471 RSUs vested, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes, and were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $1.5 million were remitted to the relevant taxing authorities during the nine months ended September 26, 2015. As of September 26, 2015, unrecognized stock-based compensation expense of $15.4 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.8 years.
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
During the three and nine months ended September 26, 2015, no PRSUs were granted. During the three months ended September 26, 2015, no PRSUs vested and were converted into shares of common stock. During the nine months ended September 26, 2015, 147,916 PRSUs vested and were converted into 92,359 shares of common stock, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes. Taxes withheld from employees of $0.5 million were remitted to the relevant taxing authorities during the nine months ended September 26, 2015. As of September 26, 2015, unrecognized stock-based compensation expense of $0.3 million related to PRSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 0.5 year.
Restricted Stock Awards
During the three and nine months ended September 26, 2015, no RSAs were granted. Upon the vesting of RSAs during the three months ended September 26, 2015, taxes withheld from employees of $0.1 million were remitted to the relevant taxing authorities. Upon the vesting of RSAs during the nine months ended September 26, 2015, taxes withheld from employees of $0.2 million were remitted to the relevant taxing authorities. As of September 26, 2015, there were no outstanding RSAs and no remaining unrecognized stock-based compensation expense.
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
Prior to 2015, the offering periods under the ESPP are six-month periods commencing on June 1 and December 1 of each year. The Company changed the ESPP offering periods in 2015 where each six-month offering periods will end on May 1 and November 1 of each year. The offering period which started on June 1, 2015 will then be shortened to five months and will end on November 1, 2015. The subsequent offering periods will then revert back to the six-month periods commencing on November 2 and May 2 of each year. The price of common stock purchased under the plan is 85 percent of the lower of the fair market value of the common stock on the commencement date and end date of each six-month offering period. As of September 26, 2015, there were 1,469,648 shares available for issuance under the ESPP.
There were no shares purchased under the ESPP during the three months ended September 26, 2015. During the nine months ended September 26, 2015, 421,335 shares were purchased under the ESPP. As of September 26, 2015, unrecognized stock-based compensation expense of $0.2 million related to the ESPP was expected to be recognized over a remaining service period of 1 month.
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
The following table summarizes the weighted-average assumptions used in estimating the grant-date fair value of stock options in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Expected volatility	N/A	N/A	52%	54%
Expected life (years)	N/A	N/A	6.25	6.15
Expected dividend yield	N/A	N/A	—	—
Risk-free interest rate	N/A	N/A	1.56%	1.91%
Modification of Stock Awards
In February 2013, the Company entered into a Transition and Separation Agreement ("Agreement") with Roger Weingarth, the Company's former Executive Vice President and Chief Operating Officer. Under the Agreement, Mr. Weingarth transitioned to the role of advisor to the Chief Executive Officer of the Company effective as of April 1, 2013, and terminated his employment with the Company on March 31, 2014 ("Termination Date"). Upon his termination, the Agreement provided for, among other things, the acceleration of the vesting of his unvested stock options, RSAs and RSUs held by him as of the Termination Date. In accordance with ASC Topic 718, total fair value of the accelerated stock awards after the modification was $0.6 million, which was recognized on a straight-line basis over the remaining service period through the Termination Date. During the nine months ended September 27, 2014, $0.1 million of the total fair value has been recognized in general and administrative expenses. There was no expense recognized during the three months ended September 27, 2014 as the total fair value of the accelerated stock awards has been fully amortized as of the end of the first quarter of fiscal 2014.
Stock Repurchase
On April 26, 2015, the Company's Board of Directors approved a program to repurchase up to $40 million of its common stock from time to time.
Stock may be purchased under this program in open market or private transactions, through block trades, and/or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Any open market purchases will be made in accordance with the limitations set out in Rule 10b-18 of the Exchange Act. The decision to consummate any repurchases (including any decision to adopt a 10b5-1 plan for this purpose) will be made at management’s discretion at prices management considers to be attractive and in the best interests of the company and its stockholders.
During the three months ended September 26, 2015, the Company repurchased 1,011,826 shares of common stock for $7.7 million at an average price of $7.66 per share. During the nine months ended September 26, 2015, the Company repurchased 1,446,826 shares of common stock for $11.1 million at an average price of $7.69 per share. As of September 26, 2015, approximately $28.9 million remained available for repurchase of the Company's common stock pursuant to this stock repurchase program. The Company uses the cost method to account for common stock repurchases held in treasury. The price paid for the stock is charged to the treasury stock account shown separately within stockholders' equity as a contra-equity account.
The repurchase program may be suspended, terminated or modified at any time. The program does not oblige the Company to purchase any particular number of shares.

10. Accumulated Other Comprehensive Income (Loss)
The table below summarizes the changes in accumulated other comprehensive income (loss) by component for the periods indicated (in thousands).

	Three Months Ended
	September 26, 2015			September 27, 2014
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(22)	$157	$135	$(25)	$184	$159
Other comprehensive income (loss) before
reclassification adjustments	30	(196)	(166)	(12)	(7)	(19)
Reclassification adjustment for realized gains
on marketable securities included in
net income (loss)	—	—	—	(1)	—	(1)
Other comprehensive income (loss)	30	(196)	(166)	(13)	(7)	(20)
Balance at end of period	$8	$(39)	$(31)	$(38)	$177	$139

	Nine Months Ended
	September 26, 2015			September 27, 2014
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(58)	$138	$80	$—	$190	$190
Other comprehensive income (loss) before
reclassification adjustments	66	(177)	(111)	(37)	(13)	(50)
Reclassification adjustment for realized gains
on marketable securities included in
net income (loss)	—	—	—	(1)	—	(1)
Other comprehensive income (loss)	66	(177)	(111)	(38)	(13)	(51)
Balance at end of period	$8	$(39)	$(31)	$(38)	$177	$139
Realized gains and losses on sales of available-for-sale marketable securities, if any, are reclassified from accumulated other comprehensive income (loss) to "Other income (expense)" in our Condensed Consolidated Statements of Comprehensive Income (Loss).
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
The credit facility includes affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type. Furthermore, the credit agreement requires us to maintain certain financial covenants, including a maximum consolidated leverage ratio, and a minimum consolidated liquidity ratio of cash, cash equivalents and accounts receivable to consolidated funded indebtedness. As of September 26, 2015, the Company was in compliance with these requirements.
The credit facility also includes customary events of default, the occurrence and continuation of which would provide the Lenders with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against us and the collateral securing the loans under the credit facility.
As of September 26, 2015, the Company had no outstanding letters of credit or borrowings under the credit facility.
The Company incurred $0.3 million of debt issuance costs that were directly attributable to the issuance of this credit facility. These costs will be amortized over three years starting from the effective date of the credit facility and are included within "other assets" in our Condensed Consolidated Balance Sheets. As of September 26, 2015, unamortized debt issuance costs were $0.1 million.
12. Income Taxes
The following table presents the provision for income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Provision for income taxes	$185	$115	$378	$328
Effective tax rate	16.7%	(3.1)%	(2.3)%	(1.9)%
The income tax provision for the three and nine months ended September 26, 2015 consisted primarily of foreign income taxes. The effective tax rate for the three and nine months ended September 26, 2015 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the period. The Company’s effective tax rate for the three and nine months ended September 26, 2015 is impacted by the change in valuation allowances against deferred tax assets and foreign income tax expense.
The income tax provision for the three and nine months ended September 27, 2014 primarily consisted of state and foreign income taxes. The effective tax rate for the three and nine months ended September 27, 2014 was determined by estimating the tax provision using the discrete method provided in ASC Topic740. The discrete method was used because of unpredictable trends in the Company’s U.S. net income or loss position. The Company’s effective tax rate for the three and nine months ended September 27, 2014 was impacted by the change in valuation allowances against deferred tax assets and state income tax expense.
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
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of or concerning the following: the plans and objectives of management for future operations, proposed new products or licensing, product development, anticipated customer demand or capital expenditures, future economic and/or market conditions or performance, and assumptions underlying any of the above. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “believes,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the Risk Factors set forth under Part II, Item 1A below, those described elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
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
We market our access systems and related software to CSPs globally through our direct sales force as well as a growing number of resellers. At the end of the third quarter of 2015, over 20 million ports of our Unified Access portfolio have been deployed at a growing number of CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. In addition, we have over 1,000 customers who have deployed gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue was $112.3 million and $302.5 million for the three and nine months ended September 26, 2015, respectively, compared to $105.8 million and $289.6 million for the three and nine months ended September 27, 2014, respectively. Our revenue levels and continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, large CSPs and customers in international markets. More recently, we have seen market demand for turnkey solutions that include professional services together with equipment and materials, including a project we recently commenced with one of our existing customers. Revenue (and associated cost of revenue) for such projects are generally recognized only when projects are completed, typically over longer periods depending on the nature and scope of the project. Our revenue levels are also dependent upon our customers’ timing of purchases and capital expenditure plans. For the three and nine months ended September 26, 2015, we had a net income of $0.9 million and a net loss of $16.8 million, respectively. Our net loss was $3.8 million and $17.8 million for the three and nine months ended September 27, 2014, respectively. Since our inception we have incurred significant losses and, as of September 26, 2015, we had an accumulated deficit of $547.4 million.
Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, customer purchase agreements with provisions that delay revenue recognition, varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets and in many cases, are also challenged by winter weather conditions that inhibit fiber deployment in the outside plant. As of September 26, 2015, our deferred revenue of $30.8 million primarily included extended warranty services contracts that are recognized ratably over the period during which the services are to be performed, as well as certain contracts with customers who receive government-supported loans and grants under programs such as the U.S. Broadband Stimulus Programs under the American Recovery and Reinvestment Act of 2009 ("BBS") and U.S. Department of Agriculture’s Rural Utility Service ("RUS") that require installation services that are yet to be completed. The timing of deferred recognition may cause significant fluctuations in our revenue and operating results from period to period.
Cost of revenue is strongly correlated to revenue and will tend to fluctuate from all of the above factors that could impact revenue. Other factors that impact cost of revenue include: changes in the mix of products delivered, increases in services as a mix of total revenue, customer type and location, changes in the cost of our inventory and inventory write-downs. Cost of revenue includes fixed expenses related to our internal operations, which could impact our cost of revenue as a percentage of revenue if there are large sequential fluctuations in revenue.
Our gross profit and gross margin have been, and will likely continue to be, impacted by several factors, including new product introduction or upgrades to existing products, changes in customer mix, changes in the mix of products demanded and sold (and any related write-downs of existing inventory), shipment volumes, changes in our product costs, changes in pricing and the extent of customer rebates and incentive programs. Services revenues typically have higher associated costs and lower margins and any increase in services as a mix of total revenue could result in lower gross margins. Our gross margin could increase due to favorable changes in these factors, for example, increases in sales of our advanced E-Series Ethernet service access platforms, new introductions of our P-Series optical network terminals and reductions in the impact of rebate or similar programs. Our gross margin could decrease due to unfavorable changes in factors such as increased product costs, pricing decreases due to competitive pressure and unfavorable customer or product mix. Changes in these factors could have a material impact on our future average selling prices and unit costs. The timing of deferred revenue recognition and related deferred costs could also have a material impact on our gross profit and gross margin results. The timing of recognition and the relative size of these arrangements could cause large fluctuations in our gross profit from period to period. Additionally, our gross margin could be impacted by inventory write-downs.
Our operating expenses have fluctuated based on the following factors: hiring, timing of variable compensation expenses due to fluctuations in order volumes, timing of salary increases which have historically occurred in the second quarter, timing of bonus expenses due to changes in the Company’s performance, timing of research and development expenses including prototype builds and intermittent outsourced development projects, and timing of legal fees and other expenses incurred in connection with our ongoing Occam litigation. We have incurred increased compensation costs due to the additional sales headcount. We anticipate that our operating expenses will increase in absolute dollar amounts but will decline as a percentage of revenue over time.

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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014. During the nine months ended September 26, 2015, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. Additionally, it supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On August 12, 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date ("ASU 2015-14") to defer the effective date of ASU 2014-09 by one year. As a result, the standard will be effective for the Company in the first quarter of fiscal 2018. ASU 2015-14 permits early adoption of the new revenue standard, but not before its original effective date. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.
Results of Operations
Comparison of the Three and Nine Months Ended September 26, 2015 and September 27, 2014
Revenue
The following table sets forth our revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Variance in Dollars	Variance in Percent	September 26, 2015	September 27, 2014	Variance in Dollars	Variance in Percent
Revenue	$112,297	$105,769	$6,528	6%	$302,464	$289,594	$12,870	4%
Our revenue increased to $112.3 million for the three months ended September 26, 2015, from $105.8 million for the three months ended September 27, 2014. Our revenue increased to $302.5 million for the nine months ended September 26, 2015, from $289.6 million for the nine months ended September 27, 2014. We experienced stronger bookings and shipments in certain territories in those fiscal 2015 periods as compared to the same periods in fiscal 2014 due to increased customer demand. This was partially offset by lower revenue derived from contracts funded by the Broadband Stimulus Programs under the American Recovery and Reinvestment Act of 2009 as we completed and closed our existing contracts. The extended date for completion of projects funded under the Broadband Initiatives Program, which is administered by the RUS, ended on July 31, 2015.
Our revenue is principally derived in the United States. During the three and nine months ended September 26, 2015, revenue generated in the United States was $97.9 million and $270.4 million, respectively, and represented approximately 87% and 89% of our total revenue, compared to $92.0 million and $252.6 million, respectively, or 87% each of our total revenue for the same periods in 2014. International revenue was $14.4 million and $32.0 million or 13% and 11% of our total revenue for the three and nine months ended September 26, 2015, respectively, compared to $13.8 million and $37.0 million, or 13% each of our total revenue for the same periods in 2014.
We had one 10% customer during the three months ended September 26, 2015.

Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Variance in Dollars	Variance in Percent	September 26, 2015	September 27, 2014	Variance in Dollars	Variance in Percent
Cost of revenue:
Products and services	$57,096	$58,600	$(1,504)	(3)%	$152,308	$156,981	$(4,673)	(3)%
Amortization of intangible assets	2,088	2,089	(1)	—%	6,264	6,265	(1)	—%
Total cost of revenue	$59,184	$60,689	$(1,505)	(2)%	$158,572	$163,246	$(4,674)	(3)%
Gross profit	$53,113	$45,080	$8,033	18%	$143,892	$126,348	$17,544	14%
Gross margin	47%	43%			48%	44%
The decrease in cost of revenue of $1.5 million during the three months ended September 26, 2015 compared with the corresponding period in fiscal 2014 was primarily attributed to a $1.5 million decrease in services cost of revenue due to lower professional services performed during the period. The decrease in cost of revenue of $4.7 million during the nine months ended September 26, 2015 compared with the corresponding period in fiscal 2014 was due mainly to a decrease in hardware cost of sales attributed to a favorable product and customer mix. The amortization of intangible assets remained at the same level for the comparable periods presented.
Including amortization of intangible assets, gross margin increased to 47% and 48% during the three and nine months ended September 26, 2015, from 43% and 44% during the corresponding periods in fiscal 2014. The increase in gross margin during the three and nine months ended September 26, 2015, compared with the corresponding periods in fiscal 2014, was primarily due to a favorable product and customer mix with higher margins. The amortization of intangible assets remained at the same level.

Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Variance in Dollars	Variance in Percent	September 26, 2015	September 27, 2014	Variance in Dollars	Variance in Percent
Research and development	$22,120	$19,930	$2,190	11%	$66,885	$59,104	$7,781	13%
Percent of total revenue	20%	19%			22%	20%
The increase in research and development expenses of $2.2 million and $7.8 million during the three and nine months ended September 26, 2015 compared with the corresponding periods in fiscal 2014 was primarily due to an increase in compensation and employee benefits of $2.1 million and $6.8 million, respectively. We increased our research and development work force by hiring new employees which led to an increase in compensation during the three and nine months ended September 26, 2015 compared to the same period in 2014. Additionally, during the nine months ended September 26, 2015 compared with the corresponding period in fiscal 2014, professional services mainly relating to outside consulting and contracted services also increased by $0.3 million. Other expenses such as small tools and expendable equipment, as well as depreciation charges and other office expenses, also increased by an aggregate of $0.9 million, during the nine months ended September 26, 2015 compared to the same period in 2014, which is in line with our planned increase in research and development efforts.
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
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Variance in Dollars	Variance in Percent	September 26, 2015	September 27, 2014	Variance in Dollars	Variance in Percent
Sales and marketing	$18,424	$18,717	$(293)	(2)%	$57,398	$54,562	$2,836	5%
Percent of total revenue	16%	18%			19%	19%
The decrease in sales and marketing expenses during the three months ended September 26, 2015 compared with the corresponding period in fiscal 2014 was primarily due to a $0.6 million decrease in stock-based compensation mainly due to equity awards that completed vesting in 2014 and awards that did not met the vesting requirement in fiscal 2015. This was partially offset by an increase in compensation and employee benefits mainly due to increased headcount during the period as we hired additional employees to support our domestic and international expansion, and due to higher commissions attributed to higher shipments.
The increase in sales and marketing expenses during the nine months ended September 26, 2015 compared with the corresponding period in fiscal 2014 of $2.8 million was primarily due to an increase in compensation and employee benefits mainly due to increased headcount during the period as we hired additional employees to support our domestic and international expansion, and due to higher commissions attributed to higher shipments. This was partially offset by a $0.4 million decrease in stock-based compensation mainly due to equity awards that completed vesting in 2014.
We will continue our investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Variance in Dollars	Variance in Percent	September 26, 2015	September 27, 2014	Variance in Dollars	Variance in Percent
General and administrative	$9,140	$7,625	$1,515	20%	$28,728	$22,557	$6,171	27%
Percent of total revenue	8%	7%			9%	8%
The increase in general and administrative expenses of $1.5 million and $6.2 million during the three and nine months ended September 26, 2015 compared with the corresponding periods in fiscal 2014 was primarily due to an increase in professional services of $0.5 million and $3.7 million, respectively. This was mainly attributed to Occam litigation related legal fees and expenses not reimbursable under our existing Directors & Officers liability insurance coverage which increased by $0.7 million and $2.8 million during those respective periods, and higher contracted labor services which increased by $0.7 million during the nine months ended September 26, 2015 in line with our additional resource needs. Additionally, our compensation and employee benefits also increased by $0.7 million and $2.0 million during the three and nine months ended September 26, 2015 compared with the same periods in fiscal 2014 mainly relating to increases in headcount. Depreciation and amortization also increased by $0.1 million and $0.6 million during those respective periods.
The increases were partially offset by a $0.3 million and $0.7 million decrease in stock-based compensation during the three and nine months ended September 26, 2015 compared with the corresponding periods in fiscal 2014, mainly due to equity awards that completed vesting in 2014.
Provision for Income Taxes
The following table sets forth our provision for income taxes (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Variance in Dollars	Variance in Percent	September 26, 2015	September 27, 2014	Variance in Dollars	Variance in Percent
Provision for income taxes	$185	$115	$70	61%	$378	$328	$50	15%
Effective tax rate	16.7%	(3.1)%			(2.3)%	(1.9)%
The income tax provision for the three and nine months ended September 26, 2015 consisted primarily of foreign income taxes. The effective tax rate for the three and nine months ended September 26, 2015 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the period. The Company’s effective tax rate for the three and nine months ended September 26, 2015 is impacted by the change in valuation allowances against deferred tax assets and foreign income tax expense.
The income tax provision for the three and nine months ended September 27, 2014 primarily consisted of state and foreign income taxes. The effective tax rate for the three and nine months ended September 27, 2014 was determined by estimating the tax provision using the discrete method provided in ASC Topic740. The discrete method was used because of unpredictable trends in the Company’s U.S. net income or loss position. The Company’s effective tax rate for the three and nine months ended September 27, 2014 was impacted by the change in valuation allowances against deferred tax assets and state income tax expense.
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
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations. At September 26, 2015, we had cash, cash equivalents and marketable securities of $93.9 million, which consisted of deposits held at banks, money market mutual funds held at major financial institutions and highly liquid debt instruments. This includes $5.0 million of cash held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings from foreign operations outside the U.S. and our current plans do not demonstrate a need to repatriate the earnings from foreign operations to fund our U.S. operations.
Operating Activities
Net cash used in operations of $1.2 million in the nine months ended September 26, 2015 consisted of a net loss of $16.8 million and a $17.2 million of cash flow decreases reflected in the net change in assets and liabilities, partially offset by a $32.8 million of non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $17.4 million increase in accounts receivable, a $6.8 million decrease in accounts payable due to payments to our manufacturers, and a $1.3 million decrease in accrued expenses and other liabilities primarily due to the timing of our sales commissions payout, partially offset by a $3.0 million decrease in inventories primarily due to higher inventory turnover, a $4.2 million decrease in prepaid expenses and other assets, a release of $0.3 million restricted cash previously used to collateralize outstanding letters of credit with Silicon Valley Bank, and a $0.8 million net increase in deferred revenue and deferred cost of revenue related to RUS-funded contracts and BBS contracts recognized during the first nine months of fiscal 2015 as compared to the same period in fiscal 2014. Non-cash charges primarily consisted of $13.9 million of amortization of intangible assets, $10.6 million of stock-based compensation, $7.6 million of depreciation and amortization and $0.7 million of amortization of premiums related to available-for-sale securities.
Net cash provided by operations of $14.5 million in the nine months ended September 27, 2014 consisted of a net loss of $17.8 million and a $0.8 million of cash flow decreases reflected in the net change in assets and liabilities, more than offset by a $33.1 million of non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $9.9 million decrease in accounts payable due to payments to our manufacturers, a $4.6 million net decrease in deferred revenue and deferred cost of revenue as a result of certain RUS-funded and BBS contracts recognized during the period and a $0.3 million increase in prepaids and other current assets, partially offset by a $7.2 million decrease in inventories due to absorption of the in-transit inventory in our books in December 2013, a $6.1 million increase in accrued liabilities and other long-term liabilities primarily due to the timing of our sales commissions payout and a $0.7 million decrease in accounts receivable. Non-cash charges primarily consisted of $13.9 million of amortization of intangible assets, $12.1 million of stock-based compensation, $6.8 million of depreciation and amortization and $0.3 million of amortization of premiums related to available-for-sale securities.
Investing Activities
Net cash used in investing activities of $1.4 million in the nine months ended September 26, 2015 consisted of $5.9 million in capital expenditures for purchases of test equipment, computer equipment and software, partially offset by $4.5 million in net maturities of marketable securities, which provide higher yields than money market funds.
Our cash used in investing activities of $58.2 million in the nine months ended September 27, 2014 consisted of $48.7 million in net purchases of marketable securities, which provide higher yields than money market funds, and $9.5 million in capital expenditures primarily as a result of leasehold improvements, purchases of test equipment, computer equipment and software.
Financing Activities
Net cash used in financing activities of $9.7 million in the nine months ended September 26, 2015 consisted of $11.1 million in repurchases of common stock and $2.1 million in payment of payroll taxes for the vesting of awards under equity incentive plans, offset by $2.9 million of proceeds from the issuance of common stock under the employee stock purchase plan (“ESPP”) and $0.6 million of proceeds from the exercises of stock options.
Net cash provided by financing activities of $0.4 million in the nine months ended September 27, 2014 consisted of $2.5 million of proceeds from the issuance of common stock under the ESPP and $0.4 million of proceeds from the exercises of stock options, offset by $2.5 million in payment of payroll taxes for the vesting of awards under equity incentive plans.
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
During the nine months ended September 26, 2015, we repurchased 1,446,826 shares of common stock for $11.1 million at an average price of $7.69 per share. As of September 26, 2015, approximately $28.9 million remained available for repurchase of our common stock pursuant to this stock repurchase program.
Working Capital and Capital Expenditure Needs
We currently have no material cash commitments, except for normal recurring trade payables, expense accruals, operating leases and non-cancelable firm purchase commitments. We expect our working capital needs to increase related to turnkey arrangements where we may purchase some equipment and materials at the outset of the project, but generally do not expect payment until completion of associated services, which may be one or more quarters later. In addition, we believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.
We have a credit facility with an aggregate principal amount of up to $50.0 million. The credit facility matures in July 2016, but may be extended up to two times (each extension for an additional one-year period) upon mutual agreement with the Lenders. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions. As of September 26, 2015, there was $50.0 million available for borrowing under this credit facility.
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

Contractual Obligations and Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, and have not changed materially during the nine months ended September 26, 2015.
Off-Balance Sheet Arrangements
As of September 26, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At September 26, 2015, we had cash, cash equivalents and marketable securities of $93.9 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as corporate debt instruments, U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings, if any, under our credit facility, which allows us to borrow up to a maximum amount of $50.0 million. Borrowings under this credit facility will accrue interest at a variable rate based upon the applicable base rate or LIBOR plus a margin depending on the Company's leverage ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA (customarily defined). As of September 26, 2015, we had no borrowings under the credit facility.
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
Our operating expenses are incurred primarily in the United States, with a small portion of expenses incurred in Brazil associated with sales and marketing expenses, China associated with our research and development operations maintained there, and in the United Kingdom where our international sales and services office is located. Our international operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. For the nine months ended September 26, 2015, approximately 90% of our operating expenses were U.S.-dollar denominated, 5% were denominated in RMB, 4% were denominated in GBP and 1% were in BRL. If the U.S. dollar had appreciated or depreciated by 10%, relative to RMB, GBP and BRL, our operating expenses for the first nine months of 2015 would have decreased or increased by approximately $1.7 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 26, 2015 was a net translation loss of approximately $0.2 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income (loss).
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

Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Condensed Consolidated Statements of Comprehensive Income (Loss). During the nine months ended September 26, 2015, the net income we recognized related to these foreign exchange assets and liabilities was approximately $0.2 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of September 26, 2015, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
We have experienced net losses in each year of our existence. For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, we incurred net losses of $20.8 million, $17.3 million, and $28.3 million, respectively. For the first nine months of 2015, we incurred a net loss of $16.8 million. As of September 26, 2015 and December 31, 2014, we had an accumulated deficit of $547.4 million and $530.6 million, respectively.
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
In addition to the other risk factors listed in this “Risk Factors” section, factors that have in the past and may continue to contribute to the variability of our operating results include:

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
Many factors affecting our results of operations are beyond our control, particularly in the case of large CSP orders and network infrastructure deployments involving multiple vendors and technologies where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the CSP or other providers, and changes in CSP requirements or installation plans. Further, CSPs may not pursue infrastructure upgrades that require our access systems and software. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles (including uncertainties associated with the implementation of regulatory reforms), mergers, lack of consumer demand for advanced communications services and alternative approaches to service delivery. Reductions in capital expenditures by CSPs, particularly CSPs that are significant customers, may have a material negative impact on our revenues and results of operations and slow our rate of revenue growth. As a consequence, our results for a particular period may be difficult to predict, and our prior results are not necessarily indicative of results likely in future periods.
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
Many of our customers were awarded grants or loans under government stimulus programs such as the Broadband Stimulus ("BBS") programs under the American Recovery and Reinvestment Act of 2009 ("ARRA") and have purchased and will continue to purchase products from us or other suppliers while such programs and funding remain in place. However, customers may substantially curtail future purchases of products as ARRA funding winds down or because all purchases have been completed. The extended date for completion of projects funded under the Broadband Initiatives Program, which is administered by the RUS, ended on July 31, 2015.
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
The broadband access equipment market has undergone consolidation in recent years, as participants have merged, made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. Examples include our acquisitions of Occam in February 2011 and of Ericsson's fiber access assets in November 2012; Adtran's acquisition of Nokia Siemens' broadband access line business in May 2012; Arris's acquisitions of BigBand Networks in October 2011 and of Motorola Mobility's Home Unit from Google in December 2012; Cisco's acquisition of ClearAccess in May 2012; and Nokia's planned acquisition of Alcatel-Lucent announced in April 2015. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry.
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
We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2014, 2013 and 2012, our research and development expenses were $80.3 million, or 20% of our revenue, $79.3 million, or 21% of our revenue, and $66.7 million, or 20% of our revenue, respectively. For the first nine months of 2015, our research and development expenses were $66.9 million, or 22% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
Historically, a large portion of our sales has been to a limited number of customers. For example, for the years ended December 31, 2014, 2013 and 2012, CenturyLink accounted for 23%, 26% and 21%, respectively, of our revenue. However, we cannot anticipate the level of CenturyLink's purchases in the future. Any decrease or delay in purchases and/or capital expenditure plans of CenturyLink or other key customers, or our inability to grow our sales with existing customers, may have a material negative impact on our revenues and results of operations.
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
We typically have not entered into long-term, committed-volume purchase contracts with our customers, including our key customers which account for a material portion of our revenues. As a result, any of our customers may cease to purchase our products at any time. In addition, our customers may attempt to renegotiate terms of sale, including price and quantity. If any of our key customers stop purchasing our access systems and software for any reason, our business and results of operations would be harmed.
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
Our gross margin may fluctuate over time and our current level of product gross margins may not be sustainable.
Our current level of product gross margins may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer, geographic or product mix, including the mix of configurations within each product group;

•	increased price competition, including the impact of customer discounts and rebates;

•	our inability to reduce and control product costs;

•	changes in component pricing;

•	changes in contract manufacturer rates;

•	charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	introduction of new products;

•	an increase in revenue mix toward services, which typically have lower margins;

•	changes in shipment volume;

•	changes in distribution channels;

•	increased warranty costs;

•	excess and obsolete inventory and inventory holding charges;

•	expediting costs incurred to meet customer delivery requirements; and

•	liquidated damages relating to customer contractual terms.
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
If we overestimate our production requirements, our manufacturers may purchase excess components and build excess inventory. If our manufacturers, at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess parts or products and their storage costs. Historically, we have reimbursed our primary contract manufacturers for a portion of inventory purchases when our inventory has been rendered obsolete, for example due to manufacturing and engineering change orders resulting from design changes, or in cases where inventory levels greatly exceed projected demand. If we incur payments to our manufacturers associated with excess or obsolete inventory, this would have an adverse effect on our gross margins, financial condition and results of operations.
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
We depend on certain proprietary technology for our success and ability to compete. As of September 26, 2015, we held 99 U.S. patents and had 34 pending U.S. patent applications. One of the U.S. patents is also covered by granted international patents in three countries. We currently have no pending international patent applications. We rely on intellectual property laws, as well as nondisclosure agreements, licensing arrangements and confidentiality provisions, to establish and protect our proprietary rights. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent. Our pending patent applications may not result in issued patents, and our issued patents may not be enforceable. Any infringement of our proprietary rights could result in significant litigation costs. Further, any failure by us to adequately protect our proprietary rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.
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
While our current licenses of third-party technology generally relate to commercially available off-the-shelf technology, we may in the future be required to license additional technology from third parties to develop new products or product enhancements. These third-party licenses may be unavailable to us on commercially reasonable terms, if at all. Our inability to obtain necessary third-party licenses may force us to obtain substitute technology of lower quality or performance standards or at greater cost, or may increase the time-to-market of our products or product enhancements, any of which could harm the competitiveness of our products and result in lost revenues.
Our failure or the failure of our manufacturers to comply with environmental and other legal regulations could adversely impact our results of operations.
The manufacture, assembly and testing of our products may require the use of hazardous materials that are subject to environmental, health and safety regulations, or materials subject to laws restricting the use of conflict minerals. Our failure or the failure of our contract manufacturers, ODMs and OEMs to comply with any of these requirements could result in regulatory penalties, legal claims or disruption of production. In addition, our failure or the failure of our manufacturers to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or liabilities. Existing and future environmental regulations and other legal requirements may restrict our use of certain materials to manufacture, assemble and test products. Any of these consequences could adversely impact our results of operations by increasing our expenses and/or requiring us to alter our manufacturing processes.
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
On February 22, 2011, we acquired Occam Networks, and on November 2, 2012, we acquired Ericsson's fiber access assets. We may in the future acquire other businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. We have limited experience making such acquisitions or integrating these businesses after such acquisitions. Unanticipated costs to us from these historical transactions, as well as both anticipated and unanticipated costs to us related to any future transactions, could be in excess of amounts that are covered by insurance and could be material to our financial condition and results of operations. For example, the Occam acquisition has resulted in litigation, and we currently expect that defense costs are likely to exceed available Directors & Officers liability insurance coverage and our indemnity obligations in excess of insurance coverage could be material, particularly if there is an adverse result at trial. In addition, the anticipated benefit of any acquisitions we do may never materialize or the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures.
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
The FCC has jurisdiction over all of our U.S. customers. FCC regulatory policies that create disincentives for investment in access network infrastructure or impact the competitive environment in which our customers operate may harm our business. For example, future FCC regulation affecting providers of broadband Internet access services could impede the penetration of our customers into certain markets or affect the prices they may charge in such markets. Furthermore, many of our customers are subject to FCC rate regulation of interstate telecommunications services, and are recipients of Connect America Fund capital incentive payments, which are intended to subsidize broadband and telecommunications services in areas that are expensive to serve. In early October 2011, the then-chairman of the FCC outlined a plan to transform the Universal Service Fund, an $8 billion fund that is paid for by telephone customers in the U.S. and was used to subsidize basic telephone service in rural areas, into one that will help expand broadband Internet service to 18 million Americans who lack high-speed access. In late 2013, the new FCC chairman shared plans to review the implementation of this program, and some slight modifications were made in 2014. Changes to these programs that could affect the ability of IOCs to access capital, and which could in turn reduce our revenue opportunities, remain possible.
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
Our products are subject to U.S. export and trade controls and restrictions. International shipments of certain of our products require export licenses or are subject to additional requirements for export. In addition, the import laws of other countries may limit our ability to distribute our products, or our customers' ability to buy and use our products, in those countries. Changes in our products or changes in export and import regulations or duties may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations, duties or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could negatively impact our ability to sell, profitably or at all, our products to existing or potential international customers.
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

•
our commencement of, or involvement in, litigation and developments relating to such litigation, including any unfavorable developments in the ongoing Occam litigation described in more detail in Note 7, “Commitments and Contingencies - Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q;

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 26, 2015, our Board of Directors approved a program to repurchase up to $40 million of our common stock from time to time. As of September 26, 2015, approximately $28.9 million remained available for repurchase of our common stock pursuant to this stock repurchase program.
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
The following table summarizes the stock repurchase activity for the last three fiscal months ended September 26, 2015 and the approximate dollar value of shares that were available for future purchase pursuant to our stock repurchase program as of the end of each period (in thousands, except shares and per share amounts):

Fiscal Month Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
June 28, 2015 - July 25, 2015	151,400	$7.35	151,400	$35,510
July 26, 2015 - August 22, 2015	370,426	$7.80	370,426	$32,619
August 23, 2015 - September 26, 2015	490,000	$7.64	490,000	$28,876
	1,011,826	$7.66	1,011,826

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

CALIX, INC. (Registrant)

Date: October 30, 2015	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2015	By:	/s/ William J. Atkins
William J. Atkins
Chief Financial Officer (Principal Financial Officer)