Form 10-Q
period 2016-03-26
CALIX, INC
filed 2016-05-04
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of April 25, 2016, there were 47,924,395 shares of the Registrant's common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	March 26, 2016	December 31, 2015
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$21,365	$23,626
Marketable securities	42,895	49,964
Accounts receivable, net	43,804	47,155
Inventory	41,127	47,667
Deferred cost of revenue	4,108	4,918
Prepaid expenses and other current assets	9,972	9,470
Total current assets	163,271	182,800
Property and equipment, net	16,515	17,149
Goodwill	116,175	116,175
Intangible assets, net	3,254	6,618
Other assets	1,202	1,144
Total assets	$300,417	$323,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,144	$19,603
Accrued liabilities	43,801	35,512
Deferred revenue	9,802	12,124
Total current liabilities	64,747	67,239
Long-term portion of deferred revenue	19,696	19,569
Other long-term liabilities	1,196	1,293
Total liabilities	85,639	88,101
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 26, 2016 and December 31, 2015	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized; 53,110,593 shares issued and 47,780,776 shares outstanding as of March 26, 2016, and 53,049,781 shares issued and 49,509,251 shares outstanding as of December 31, 2015	1,328	1,326
Additional paid-in capital	821,236	818,754
Accumulated other comprehensive loss	(148)	(195)
Accumulated deficit	(567,652)	(556,923)
Treasury stock, 5,329,817 shares and 3,540,530 shares as of March 26, 2016 and December 31, 2015, respectively	(39,986)	(27,177)
Total stockholders’ equity	214,778	235,785
Total liabilities and stockholders’ equity	$300,417	$323,886

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
Revenue	$98,375	$91,038
Cost of revenue:
Products and services (1)	51,230	46,460
Amortization of intangible assets	1,663	2,088
Total cost of revenue	52,893	48,548
Gross profit	45,482	42,490
Operating expenses:
Research and development (1)	22,773	21,914
Sales and marketing (1)	19,062	19,759
General and administrative (1)	12,684	10,152
Amortization of intangible assets	1,701	2,552
Total operating expenses	56,220	54,377
Loss from operations	(10,738)	(11,887)
Interest and other income (expense), net:
Interest income	211	379
Interest expense	(164)	(379)
Other income (expense), net	83	48
Loss before provision for income taxes	(10,608)	(11,839)
Provision for income taxes	121	91
Net loss	$(10,729)	$(11,930)
Net loss per common share:
Basic and diluted	$(0.22)	$(0.23)
Weighted-average number of shares used to
compute net loss per common share:
Basic and diluted	48,591	51,732

Net loss	$(10,729)	(11,930)
Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale
marketable securities, net	65	39
Foreign currency translation adjustments, net	(18)	(30)
Total other comprehensive income (loss), net of tax	47	9
Comprehensive loss	$(10,682)	$(11,921)

(1) Includes stock-based compensation as follows:
Cost of revenue	$127	$175
Research and development	1,047	1,212
Sales and marketing	822	1,425
General and administrative	725	850

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
Operating activities:
Net loss	$(10,729)	$(11,930)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,955	2,480
Loss on retirement of property and equipment	—	10
Amortization of intangible assets	3,364	4,640
Amortization of premiums related to available-for-sale securities	114	287
Stock-based compensation	2,721	3,662
Changes in operating assets and liabilities:
Restricted cash	—	295
Accounts receivable, net	3,351	(8,256)
Inventory	6,540	6,115
Deferred cost of revenue	810	3,318
Prepaid expenses and other assets	(576)	1,974
Accounts payable	(8,459)	(10,836)
Accrued liabilities	8,471	54
Deferred revenue	(2,195)	(3,651)
Other long-term liabilities	(98)	(59)
Net cash provided by (used in) operating activities	5,269	(11,897)
Investing activities:
Purchases of property and equipment	(1,453)	(1,742)
Purchases of marketable securities	—	(17,004)
Maturities of marketable securities	7,020	11,450
Net cash provided by (used in) investing activities	5,567	(7,296)
Financing activities:
Proceeds from exercise of stock options	14	564
Payments for repurchases of common stock	(12,809)	—
Taxes paid for awards vested under equity incentive plans	(251)	(506)
Net cash provided by (used in) financing activities	(13,046)	58
Effect of exchange rate changes on cash and cash equivalents	(51)	(76)
Net decrease in cash and cash equivalents	(2,261)	(19,211)
Cash and cash equivalents at beginning of period	23,626	48,829
Cash and cash equivalents at end of period	$21,365	$29,618

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All significant intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date.
The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2015.
The Company's fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one fewer day in the three months ended March 26, 2016 than in the three months ended March 28, 2015. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. Our significant accounting policies did not change during the three months ended March 26, 2016.
Concentration of Customer Risk
The Company had two customers that each accounted for more than 10% of its total revenue for the three months ended March 26, 2016 and one of these customers accounted for more than 10% of the Company’s total revenue for the three months ended March 28, 2015. These two customers represented 29% and 26% of the Company’s total revenue for the three months ended March 26, 2016 and March 28, 2015, respectively, and one of these customers represented 10% of the Company’s accounts receivable as of March 26, 2016.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which includes provisions intended to simplify the following aspects related to how share-based payments are accounted for and presented in the financial statements:

a.
Accounting for Income Taxes: ASU 2016-09 requires recognition of all of the tax effects related to share-based payments at settlement (or expiration) through the statement of operations. Under the current GAAP, tax benefits in excess of compensation cost (“windfalls”) are recorded in equity, and tax deficiencies (“shortfalls”) are recorded in equity to the extent of previous windfalls, and then to the statement of operations. ASU 2016-09 is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption. ASU 2016-09 also removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. Under the new guidance, the benefit will be recorded when it arises, subject to normal valuation allowance considerations. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings.

b.
Classification of Excess Tax Benefits on the Statement of Cash Flows: ASU 2016-09 requires all tax-related cash flows resulting from share-based payments to be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. Either prospective or retrospective transition of this change in cash flow presentation is permitted.

c.
Forfeitures: ASU 2016-09 allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. Estimates of forfeitures will still be required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings.

d.
Minimum Statutory Tax Withholding Requirements: ASU 2016-09 allows companies to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. This provision is required to be adopted using a modified retrospective approach, with a cumulative-effect adjustment to opening retained earnings for any outstanding liability awards that qualify for equity classification under the ASU.

e.
Classification of Employee Taxes Paid on the Statement of Cash Flows When an Employer Withholds Shares for Tax-Withholding Purposes: ASU 2016-09 clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash flows. This change should be applied retrospectively.

ASU 2016-09 will be effective for the Company beginning in the first quarter of fiscal 2017. Early application is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which increases transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 requires a lessee to recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. ASU 2016-02 will be effective for the Company beginning in the first quarter of fiscal 2019. Early application is permitted, and it is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements.
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
The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. The Company reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things: the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent and ability to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The Company has evaluated its investments as of March 26, 2016 and has determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	March 26, 2016	December 31, 2015
Cash and cash equivalents:
Cash	$10,861	$13,378
Money market funds	10,504	10,248
Total cash and cash equivalents	21,365	23,626
Marketable securities:
Corporate debt securities	28,722	35,799
U.S. government agency securities	10,524	10,520
Commercial paper	3,649	3,645
Total marketable securities	42,895	49,964
Total cash, cash equivalents and marketable securities	$64,260	$73,590
The carrying amounts of our money market funds approximate their fair values due to their nature, duration and short maturities.
As of March 26, 2016, the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$28,745	$2	$(25)	$28,722
U.S. government agency securities	10,530	—	(6)	10,524
Commercial paper	3,649	—	—	3,649
Total marketable securities	$42,924	$2	$(31)	$42,895
As of December 31, 2015, the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$35,869	$2	$(72)	$35,799
U.S. government agency securities	10,544	—	(24)	10,520
Commercial paper	3,645	—	—	3,645
Total marketable securities	$50,058	$2	$(96)	$49,964
As of March 26, 2016, the amortized cost and fair value of marketable securities by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$42,924	$42,895

4. Fair Value Measurements
In accordance with Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, (“ASC Topic 820”), the Company measures its cash equivalents and marketable securities at fair value on a recurring basis. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
The following table sets forth the Company's financial assets measured at fair value on a recurring basis as of March 26, 2016 and December 31, 2015, based on the three-tier fair value hierarchy (in thousands):

As of March 26, 2016	Level 1	Level 2	Total
Money market funds	$10,504	$—	$10,504
Corporate debt securities	—	28,722	28,722
U.S. government agency securities	—	10,524	10,524
Commercial paper	—	3,649	3,649
Total	$10,504	$42,895	$53,399

As of December 31, 2015	Level 1	Level 2	Total
Money market funds	$10,248	$—	$10,248
Corporate debt securities	—	35,799	35,799
U.S. government agency securities	—	10,520	10,520
Commercial paper	—	3,645	3,645
Total	$10,248	$49,964	$60,212
The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities, U.S. government agency securities and commercial paper classified as Level 2 were derived from quoted market prices for similar instruments indexed to prevailing market yield rates. The Company has no Level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 26, 2016 and March 28, 2015.
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
There have been no significant events or changes in circumstances subsequent to the 2015 annual impairment test that would more likely than not indicate that the carrying value of goodwill may have been impaired as of March 26, 2016. Therefore, there was no impairment to the carrying value of the Company's goodwill as of March 26, 2016.

Intangible Assets
Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of March 26, 2016 and December 31, 2015 are disclosed in the following table (in thousands):

	March 26, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(65,710)	$3,254	$68,964	$(64,047)	$4,917
Customer relationships	54,740	(54,740)	—	54,740	(53,039)	1,701
Total intangible assets, excluding goodwill	$123,704	$(120,450)	$3,254	$123,704	$(117,086)	$6,618
Amortization expense was $3.4 million and $4.6 million for the three months ended March 26, 2016 and March 28, 2015, respectively.
As of March 26, 2016, expected future amortization expense for the fiscal years indicated is as follows (in thousands):

Period	Expected Amortization Expense
Remainder of 2016	$2,441
2017	813
Total	$3,254
6. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	March 26, 2016	December 31, 2015
Accounts receivable	$44,776	$48,319
Allowance for doubtful accounts	(417)	(501)
Product return reserve	(555)	(663)
Accounts receivable, net	$43,804	$47,155
Inventory consisted of the following (in thousands):

	March 26, 2016	December 31, 2015
Raw materials	$2,048	$2,209
Finished goods	39,079	45,458
Total inventory	$41,127	$47,667
Property and equipment, net consisted of the following (in thousands):

	March 26, 2016	December 31, 2015
Test equipment	$39,914	$39,035
Computer equipment and software	27,957	27,736
Furniture and fixtures	2,096	1,833
Leasehold improvements	6,554	6,554
Total	76,521	75,158
Accumulated depreciation and amortization	(60,006)	(58,009)
Property and equipment, net	$16,515	$17,149

Accrued liabilities consisted of the following (in thousands):

	March 26, 2016	December 31, 2015
Accrued compensation and related benefits	$17,019	$13,809
Accrued warranty	9,152	9,564
Accrued professional and consulting fees	7,392	2,813
Accrued customer rebates	1,269	784
Accrued excess and obsolete inventory at contract manufacturers	1,038	1,011
Advance customer payments	971	1,094
Accrued non income related taxes	914	905
Accrued business travel expenses	854	580
Accrued insurance	791	—
Accrued rent	396	381
Accrued freight	345	486
Income taxes payable	287	322
Accrued hosting services	240	466
Accrued other	3,133	3,297
Total accrued liabilities	$43,801	$35,512
Deferred revenue consisted of the following (in thousands):

	March 26, 2016	December 31, 2015
Current:
Product and services	$6,536	$8,937
Extended warranty	3,266	3,187
	9,802	12,124
Non-current:
Product and services	45	58
Extended warranty	19,651	19,511
	19,696	19,569
Total deferred revenue	$29,498	$31,693
Deferred cost of revenue consisted of costs incurred for products and services for which revenues have been deferred.
7. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2015 are disclosed in our Annual Report on Form 10-K, and have not changed materially during the three months ended March 26, 2016.
Contingencies
The Company evaluates the circumstances regarding outstanding and potential litigation and other contingencies on a quarterly basis to determine whether there is at least a reasonable possibility that a loss exists requiring accrual or disclosure, and if so, whether an estimate of the possible loss or range of loss can be made, or whether such an estimate cannot be made. When a loss is probable and reasonably estimable, the Company accrues for such amount based on its estimate of the probable loss considering information available at the time. When a loss is reasonably possible, the Company discloses the estimated possible loss or range of loss in excess of amounts accrued if material. Except as otherwise disclosed below, the Company does not believe that there was a reasonable possibility that a material loss may have been incurred during the period presented with respect to the matters disclosed.
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
Changes in the Company’s warranty reserve were as follows (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Balance at beginning of period	$9,564	$9,553
Warranty charged to cost of revenue	580	1,068
Utilization of warranty	(619)	(998)
Adjustments to pre-existing warranty	(373)	—
Balance at end of period	$9,152	$9,623
Litigation
From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities.
On September 16, 2010, the Company, two direct, wholly-owned subsidiaries of the Company, and Occam entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). In response to the announcement of the Merger Agreement on October 6, 2010, a purported class action complaint was filed by stockholders of Occam in the Delaware Court of Chancery styled as Steinhardt v. Howard-Anderson, et al. (Case No. 5878-VCL). On November 24, 2010, these stockholders filed an amended complaint (the “amended Steinhardt complaint”). The amended Steinhardt complaint named Occam (which has since been merged into Calix) and the members of the Occam board of directors as defendants. The amended Steinhardt complaint did not name Calix as a defendant.
The amended Steinhardt complaint sought injunctive relief rescinding the merger transaction and an award of damages in an unspecified amount, as well as plaintiffs' costs, attorney's fees, and other relief.
The merger transaction was completed on February 22, 2011 (the “Effective Date”). On January 6, 2012, the Delaware court ruled on a motion for sanctions brought by the defendants against certain of the lead plaintiffs. The Delaware court found that lead plaintiffs Michael Steinhardt, Steinhardt Overseas Management, L.P., and Ilex Partners, L.L.C., collectively the “Steinhardt Plaintiffs,” had engaged in improper trading of Calix shares, and dismissed the Steinhardt Plaintiffs from the case with prejudice. The court further held that the Steinhardt Plaintiffs are: (i) barred from receiving any recovery from the litigation, (ii) required to self-report to the SEC, (iii) directed to disclose their improper trading in any future application to serve as lead plaintiff, and (iv) ordered to disgorge trading profits of $0.5 million, to be distributed to the remaining members of the class of former Occam stockholders. The Delaware court also granted the motion of the remaining lead plaintiffs, Herbert Chen and Derek Sheeler, for class certification, and certified Messrs. Chen and Sheeler as class representatives. The certified class is a non-opt-out class consisting of all owners of Occam common stock whose shares were converted to shares of Calix on the date of the merger transaction, with the exception of the defendants in the Delaware action and their affiliates. Chen and Sheeler, on behalf of the class of similarly situated former Occam stockholders, continued to seek an award of damages in an unspecified amount.
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
On April 8, 2014, the Delaware Court of Chancery issued an Opinion granting in part and denying in part the Defendants’ Motion for Summary Judgment. The ruling granted summary judgment on all claims as to Occam, the corporate entity, and accordingly, Occam was dismissed as a defendant in the action. The court also granted summary judgment in favor of those defendants who served solely as directors of Occam with respect to all claims alleging improper actions in connection with the Occam sale process. The court left in place the process-based claims against Occam’s former CEO and CFO, and declined to grant summary judgment on separate claims that the director and officer defendants breached their fiduciary duties by issuing a proxy statement for Occam’s stockholder vote that allegedly contained misleading disclosures and had material omissions.
On June 12, 2014, the plaintiffs filed a Motion to Compel Production of Documents by Defendants and Jefferies & Company, Inc. ("Jefferies") and For Sanctions Against Defendants. This motion sought additional documents from defendants and from Jefferies, Occam’s former financial advisor, and requested that the court impose severe sanctions, up to and including a finding of liability against defendants. Defendants have rejected the suggestion that any additional documents should be produced and vigorously opposed the imposition of any sanctions. On September 3, 2014, the court denied the motion without prejudice as to defendants, directed counsel for the defendants to provide an affidavit clarifying the prior conduct of discovery, and ordered discovery into defendants’ document collection and review methodologies. The court also ordered Jefferies to produce additional documents. Plaintiffs then filed a motion requesting leave to amend their complaint to add Jefferies and Wilson Sonsini Goodrich & Rosati, P.C. ("Wilson Sonsini"), Occam’s counsel and former defense counsel in this lawsuit, as defendants. That motion was heard by the Court on March 23, 2015. At the hearing the Court vacated the existing April 20, 2015 trial date and indicated it would set a new trial date after ruling on the motion requesting leave to add additional parties.
On July 16, 2015, the Court denied plaintiffs’ motion for leave to amend their complaint to add Jefferies as a defendant, but granted plaintiffs’ motion for leave to amend their complaint to add Wilson Sonsini as a defendant. On July 22, 2015, plaintiffs filed their Third Amended Complaint adding Wilson Sonsini as a defendant in the lawsuit. Defendants filed their answers to the Third Amended Complaint on September 8, 2015. Trial on the matter commenced on April 11, 2016 before the Delaware Court of Chancery.
On April 14, 2016, the parties entered into a memorandum of understanding of a settlement in principle (“Settlement”) to resolve all of the claims pending before the Delaware Court of Chancery and related claims. The Settlement terms provide that neither the Company nor any of its officers or directors would be required to make any contribution to the settlement consideration of $35 million to be paid for the benefit of the plaintiff class. The Company did not previously accrue any estimated loss in connection with this action and, as a result of the Settlement, will not recognize any loss related to this action. Further, the Company has incurred certain defense costs (as discussed in more detail below) for which its insurance carriers denied coverage or that are otherwise in excess of coverage. These costs were recorded as operating expense in the Company’s Consolidated Statement of Comprehensive Income (Loss) in the periods incurred. In connection with the Settlement (and separate from the settlement consideration), the Company would also receive a cash payment of approximately $4.5 million in partial recovery of such costs. The Settlement is subject to the approval of the Delaware Court of Chancery. As of March 26, 2016, the Company had not recorded any amounts related to this Settlement. Upon approval of the settlement, the Company expects to recognize the $4.5 million in partial recovery of out-of-pocket costs. See additional discussion in Note 13, “Subsequent Event.”
The Company and the defendants have denied and continue to deny each and all of the claims alleged in the litigation, and the Settlement does not assign or reflect any admission of fault, wrongdoing or liability as to any defendant.
Since the closing of the merger, the Company has advanced defense costs related to this lawsuit. The Company has obligations, under certain circumstances, to hold harmless and indemnify each of the former Occam directors and officers named as defendants in this action against judgments, fines, settlements and expenses related to claims against such directors and officers to the fullest extent permitted under Delaware law and Occam's bylaws and certificate of incorporation. In addition, under the engagement letter between Occam and Jefferies, the Company has obligations, under certain circumstances, to hold harmless and indemnify Jefferies against judgments, fines, settlements and expenses related to Jefferies’ engagement by Occam. The Company has paid fees and expenses incurred by Jefferies in connection with this matter pursuant to Jefferies indemnity demand under this agreement.
The Company has incurred significant legal fees and costs defending this lawsuit and during the fiscal quarter ended March 26, 2016, the Company’s defense costs exhausted its available Directors & Officers liability insurance coverage. As described above, the legal proceedings have been protracted as plaintiffs continue to seek additional discovery following the court’s order re-opening discovery and, most recently, with the addition of Wilson Sonsini as a defendant in the action. The Company has also continued to incur certain expenses that were not covered by insurance, including the Company’s costs associated with the Jefferies indemnification obligations. For the fiscal quarter ended March 26, 2016, the Company recorded litigation defense costs and expenses in excess of its insurance coverage of $3.6 million as operating expense in the accompanying Condensed Consolidated Statements of Comprehensive Loss.
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
Because any potential obligation associated with these types of contractual provisions are not quantified or stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded for these obligations in the accompanying Condensed Consolidated Balance Sheets.

8. Net Loss per Common Share
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 26, 2016	March 28, 2015
Numerator:
Net loss	$(10,729)	$(11,930)
Denominator:
Weighted-average common shares outstanding	48,591	51,732
Basic and diluted net loss per common share	$(0.22)	$(0.23)
Potentially dilutive shares, weighted average	5,500	5,625
For the three months ended March 28, 2015, unvested restricted stock awards are included in the calculation of weighted-average common shares outstanding because such shares are participating securities; however, the impact was immaterial. All restricted stock awards completed their vesting on July 20, 2015.
Potentially dilutive shares have been excluded from the computation of diluted net loss per common share because their effect would be antidilutive. These antidilutive shares were primarily from stock options, restricted stock units and performance restricted stock awards. We have incurred a net loss for all periods presented, and therefore the effect of all potentially dilutive securities would be antidilutive, and as a result diluted net loss per common share is the same as basic net loss per common share.
9. Stockholders’ Equity
Equity Incentive Plans
The Company maintains three equity incentive plans, the 2000 Stock Plan, the 2002 Stock Plan and the 2010 Equity Incentive Award Plan (together, the “Plans”). These plans were approved by the stockholders and are described in the Company’s Form 10-K filed with the SEC on February 26, 2016. The Company also maintains a Long Term Incentive Program, under the 2010 Equity Incentive Award Plan. Under the Long Term Incentive Program, certain key employees of the Company are eligible for equity awards based on the Company’s stock price performance. To date, awards granted under the Plans consist of stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance restricted stock units ("PRSUs").
Stock Options
During the three months ended March 26, 2016, the Company did not grant stock options. During the three months ended March 26, 2016, 2,312 stock options were exercised at a weighted-average exercise price of $5.85 per share. As of March 26, 2016, unrecognized stock-based compensation expense of $2.9 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Units
During the three months ended March 26, 2016, 111,875 RSUs were granted with a weighted-average grant date fair value of $7.42 per share. During the three months ended March 26, 2016, 31,943 RSUs vested, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes, and were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $0.1 million were remitted to the relevant taxing authorities during the three months ended March 26, 2016. As of March 26, 2016, unrecognized stock-based compensation expense of $12.6 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.4 years.
Performance Restricted Stock Units
In 2012, 2013 and 2014, the Company granted PRSUs to its executives with two-year and three-year performance periods. The performance criterion is based on the relative total shareholder return (“TSR”) of Calix common stock as compared to the TSR of the Company’s peer group and accounted for as a market condition. The TSR is calculated by dividing (a) the average closing trading price for the 90-day period ending on the last day of the applicable performance period by (b) the average closing trading price for the 90-day period immediately preceding the first day of the applicable performance period. This TSR is then used to derive the achievement ratio, which is then multiplied by the number of units in the grant to derive the common stock to be issued for each performance period, which may equal from zero percent (0%) to two hundred percent (200%) of the target award.
During the three months ended March 26, 2016, the Company granted 550,000 PRSUs to its executives with a weighted-average grant date fair value of $7.42 per share. These particular performance-based awards contain a one-year performance period and a subsequent two-year service period. The performance target is based on the Company's revenue during the performance period and accounted for as a performance condition. After the one-year performance period, if the performance target is met and subject to certification by the Compensation Committee, each PRSU award shall vest in respect to 50% of the PRSUs subject to the award in February 2017, 25% in

February 2018 and 25% in February 2019, subject to the executive’s continuous service with the Company from the grant date through the respective vesting dates. If the performance target is not met, all PRSUs granted under this award shall be immediately forfeited and canceled without vesting of any shares.
During the three months ended March 26, 2016, 44,992 PRSUs vested and were converted into 26,557 shares of common stock, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes. Taxes withheld from employees of $0.1 million were remitted to the relevant taxing authorities during the three months ended March 26, 2016. As of March 26, 2016, unrecognized stock-based compensation expense of $3.4 million related to PRSUs, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 1.6 year.
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
Prior to 2015, the offering periods under the 2010 ESPP are six-month periods commencing on June 1 and December 1 of each year. In January 2015, the Compensation Committee of the Company’s Board of Directors approved a change in those six-month period commencement dates to November 2 and May 2 of each year, effective November 2, 2015. The price of common stock purchased under the plan is 85 percent of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of March 26, 2016, there were 1,129,139 shares available for issuance under the ESPP.
There were no shares purchased under the ESPP during the three months ended March 26, 2016. As of March 26, 2016, unrecognized stock-based compensation expense of $0.2 million related to the ESPP is expected to be recognized over a remaining service period of 1 month.
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
Stock-based compensation expense associated with PRSUs with graded vesting features and which contain both a performance and a service condition is measured based on the closing market price of the Company’s common stock on the date of grant, and is recognized, net of forfeitures, as expense over the requisite service period using the graded vesting attribution method. Compensation expense is only recognized if the Company has determined that it is probable that the performance condition will be met. The Company reassesses the probability of vesting at each reporting period and adjusts compensation expense based on its probability assessment.
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
The stock repurchase commenced in May 2015 and the program was completed in March 2016.
During the three months ended March 26, 2016, the Company repurchased 1,789,287 shares of common stock for $12.8 million at an average price of $7.16 per share. As of March 26, 2016, the Company has completed the $40 million stock repurchase program and has repurchased a total of 5,329,817 shares of common stock from May 2015 to March 2016 at an average price of $7.50 per share. The Company uses the cost method to account for common stock repurchases held in treasury. The price paid for the stock is charged to the treasury stock account shown separately within stockholders' equity as a contra-equity account.

10. Accumulated Other Comprehensive Income (Loss)
The table below summarizes the changes in accumulated other comprehensive income (loss) by component for the periods indicated (in thousands).

	Three Months Ended
	March 26, 2016			March 28, 2015
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(94)	$(101)	$(195)	$(58)	$138	$80
Other comprehensive income (loss)	65	(18)	47	39	(30)	9
Balance at end of period	$(29)	$(119)	$(148)	$(19)	$108	$89
Realized gains and losses on sales of available-for-sale marketable securities, if any, are reclassified from accumulated other comprehensive income (loss) to "Other income (expense)" in the accompanying Condensed Consolidated Statements of Comprehensive Loss.
11. Credit Facility
The Company had a revolving credit facility ("Prior Credit Facility") of $30.0 million with Silicon Valley Bank based upon a percentage of eligible accounts receivable, which matured on June 30, 2013. After the Prior Credit Facility matured on June 30, 2013, the Company cash collateralized any outstanding letters of credit with Silicon Valley Bank. During the first quarter of 2015, Silicon Valley Bank subsequently released the $0.3 million cash restricted for collateralizing the outstanding letters of credit reported as "restricted cash" in the Company's Consolidated Balance Sheet as of December 31, 2014.
The Company entered into a credit agreement with Bank of America, N.A. on July 29, 2013 (as amended on December 23, 2015, the “Credit Agreement”). The Credit Agreement is structured such that other financial institutions can at a later time become party to the Credit Agreement through an amendment via a syndication process (collectively, together with Bank of America, N.A., the "Lenders"). The Credit Agreement provides for a revolving facility in the aggregate principal amount of up to $50.0 million, which includes a $20.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for a swingline facility. Subject to customary conditions, up to $25.0 million of the revolving facility may be converted to a term loan facility at any time prior to the maturity of the revolving facility. The revolving facility matures on September 30, 2018. The credit facility is secured by substantially all of the assets of the Company, including its intellectual property. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions.
Loans under the credit facility bear interest at an annual rate equal to the base rate plus 0.75% to 1.25% or LIBOR plus 2.00% to 2.50% based on a leverage ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA, as customarily defined and amended. Interest on the revolving facility is due quarterly, and any outstanding interest and principal is due on the maturity date of the revolving facility. The Company is required to repay principal on a term loan in twenty equal quarterly payments from the date the Company enters into a term loan, and all outstanding principal and accrued interest is due on the revolving facility maturity date. Swingline loans must be repaid on the earlier of (i) ten business days after a loan is made and (ii) the revolving facility maturity date. The Company is also required to pay commitment fees of 0.25% per year on any unused portions of this facility.
The credit facility includes affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type. Furthermore, the credit agreement requires us to maintain certain financial covenants, including a maximum consolidated leverage ratio, and a minimum consolidated liquidity ratio of cash, cash equivalents and accounts receivable to consolidated funded indebtedness. As of March 26, 2016, the Company was in compliance with these requirements. The credit facility also includes customary events of default, the occurrence and continuation of which would provide the Lenders with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against us and the collateral securing the loans under the credit facility.
As of March 26, 2016, no revolving loans were drawn under the Credit Agreement, as amended.
The Company incurred debt issuance costs that were directly attributable to the original issuance and amendment of this credit facility of $0.3 million in 2013 and $0.1 million in 2015, respectively. These costs are amortized over the extended term of the credit facility. As of March 26, 2016, the unamortized balance of debt issuance costs of $0.2 million were included within "Other assets" in the Company's Condensed Consolidated Balance Sheets.

12. Income Taxes
The following table presents the provision for income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 26, 2016	March 28, 2015
Provision for income taxes	$121	$91
Effective tax rate	(1.1)%	(0.8)%
The income tax provision for the three months ended March 26, 2016 and March 28, 2015 consisted primarily of foreign income taxes. The effective tax rate for the three months ended March 26, 2016 and March 28, 2015 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective period. The Company’s effective tax rate for the three months ended March 26, 2016 and March 28, 2015 is impacted by the change in foreign income tax expense.
Deferred tax assets are recognized if realization of such assets is more likely than not. The Company has established and continues to maintain a full valuation allowance against its net deferred tax assets, with the exception of certain foreign deferred tax assets, as the Company does not believe that realization of those assets is more likely than not.
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
13. Subsequent Event
On April 14, 2016, the parties in the class action litigation captioned Chen v. Howard-Anderson, et al. (C.A. No. 5878-VCL) entered into a memorandum of understanding of a settlement in principle (“Settlement”) to resolve the claims pending before the Delaware Court of Chancery and related claims. This litigation, relating to the Company’s acquisition of Occam Networks, Inc., is described in further detail in Note 7.
If the Settlement becomes final, the total settlement consideration paid for the benefit of the settlement class would be $35 million. Under the Settlement terms, the Company would not be responsible for contributing any portion of the settlement consideration. The Company did not previously accrue any estimated loss in connection with this action and, as a result of the Settlement, will not recognize any loss related to this action. Further, as disclosed in Note 7, the Company incurred certain defense costs for which its insurance carriers denied coverage. These costs were recorded as operating expense in the Company’s Consolidated Statement of Comprehensive Income (Loss) in the periods incurred. In connection with the Settlement, the Company will receive approximately $4.5 million in partial recovery of such costs.
The Settlement is subject to approval by the court of notice to the class and settlement hearing before the court.
The Company and the defendants have denied and continue to deny each and all of the claims alleged in the litigation, and the Settlement does not assign or reflect any admission of fault, wrongdoing or liability as to any defendant.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of or concerning the following: the plans and objectives of management for future operations, proposed new products or licensing, product development, anticipated customer demand or capital expenditures, future economic and/or market conditions or performance, and assumptions underlying any of the above. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “believes,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including those identified in the Risk Factors discussed in Part II, Item 1A, in the discussion below, as well as in other sections of this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
Overview
We are a leading global provider of broadband communications access systems and software for fiber- and copper-based network architectures that enable communications service providers to connect to their residential and business subscribers. We enable CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-

generation access networks. We focus solely on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. We develop and sell carrier-class hardware and software products, which we refer to as the Unified Access portfolio, that are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively.
We market our access systems and related software to CSPs globally through our direct sales force as well as a growing number of resellers. At the end of the first quarter of 2016, over 20 million ports of our Unified Access portfolio have been deployed at a growing number of CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. In addition, we have over 1,000 customers who have deployed gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue was $98.4 million for the three months ended March 26, 2016, compared to $91.0 million for the three months ended March 28, 2015. Our revenue levels and continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, large CSPs and customers in international markets. More recently, we have seen market demand for turnkey solutions that include professional services together with equipment and materials, including a project we commenced in 2015 with one of our existing customers that has continued to ramp up during the first quarter of 2016 and other smaller professional services projects. Revenue for such projects are generally recognized only when project requirements are completed, typically over longer periods depending on the nature and scope of the project. Similarly, certain costs incurred in the delivery of the professional services, including labor and related costs, are deferred and recognized to cost of revenue when the associated revenue is recognized. Our revenue levels are also dependent upon our customers’ timing of purchases and capital expenditure plans.
Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, customer purchase agreements with provisions that delay revenue recognition, varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets and in certain regions customers are also challenged by winter weather conditions that inhibit fiber deployment in the outside plant. As of March 26, 2016, our deferred revenue of $29.5 million primarily included extended warranty services contracts that are recognized ratably over the period during which the services are to be performed, as well as certain contracts with customers who receive government-supported loans and grants under programs such as those administered by the U.S. Department of Agriculture’s Rural Utility Service ("RUS") that require installation services that are yet to be completed. The timing of recognition of deferred revenue may cause significant fluctuations in our revenue and operating results from period to period. For the three months ended March 26, 2016, we had a net loss of $10.7 million. Our net loss was $11.9 million for the three months ended March 28, 2015. Since our inception we have incurred significant losses and, as of March 26, 2016, we had an accumulated deficit of $567.7 million.
Cost of revenue is strongly correlated to revenue and tends to fluctuate from all of the above factors that could impact revenue. Other factors that impact cost of revenue include: changes in the mix of products delivered, increases in services as a mix of total revenue as well as timing of completion of professional services project requirements, customer location, changes in product warranty cost, changes in the cost of our inventory and inventory write-downs. Cost of revenue includes fixed expenses related to our internal operations, which could impact our cost of revenue as a percentage of revenue if there are large sequential fluctuations in revenue.
Our gross profit and gross margin have been, and will likely continue to be, impacted by several factors, including new product introduction or upgrades to existing products, changes in customer mix, changes in the mix of products demanded and sold (and any related write-downs of existing inventory), shipment volumes, changes in our product costs, changes in product warranty costs, changes in pricing and the extent of customer rebates and incentive programs. Our gross margin could increase due to favorable changes in these factors, for example, increases in sales of our advanced E-Series access systems, new introductions of our P-Series optical network terminals and reductions in the impact of rebate or similar programs. Our gross margin could decrease due to unfavorable changes in factors such as increased product costs, pricing decreases due to competitive pressure and unfavorable customer or product mix. Changes in these factors could have a material impact on our future average selling prices and unit costs. Services revenues typically have higher associated costs and lower margins and any increase in services as a mix of total revenue could result in lower gross margins. In addition, we expect costs associated with our professional services projects to be relatively higher as we ramp up our professional services business to meet demand for turnkey professional services solutions. The timing of our recognition of deferred revenue and related deferred costs could also have a material impact on our gross profit and gross margin results. The timing of recognition and the relative size of these arrangements could cause large fluctuations in our gross profit from period to period. Additionally, our gross margin could be impacted by inventory write-downs.
Our operating expenses have fluctuated based on the following factors: changes in headcount, timing of variable compensation expenses due to fluctuations in order volumes, timing of salary increases which have historically occurred in the second quarter, timing of bonus expenses due to changes in the Company’s performance, timing of research and development expenses including prototype builds and intermittent outsourced development projects, fluctuations in stock-based compensation expenses due to fluctuations in equity grants or other factors affecting vesting, changes in acquisition-related expenses, and timing of legal fees and other expenses incurred in connection with the Occam litigation. We have incurred increased compensation costs due to the additional sales headcount. We anticipate that our operating expenses will increase in absolute dollar amounts but will decline as a percentage of revenue over time.
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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015. During the three months ended March 26, 2016, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which includes provisions intended to simplify the following aspects related to how share-based payments are accounted for and presented in the financial statements:

a.
Accounting for Income Taxes: ASU 2016-09 requires recognition of all of the tax effects related to share-based payments at settlement (or expiration) through the statement of operations. Under the current GAAP, tax benefits in excess of compensation cost (“windfalls”) are recorded in equity, and tax deficiencies (“shortfalls”) are recorded in equity to the extent of previous windfalls, and then to the statement of operations. ASU 2016-09 is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption. ASU 2016-09 also removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. Under the new guidance, the benefit will be recorded when it arises, subject to normal valuation allowance considerations. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings.

b.
Classification of Excess Tax Benefits on the Statement of Cash Flows: ASU 2016-09 requires all tax-related cash flows resulting from share-based payments to be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. Either prospective or retrospective transition of this change in cash flow presentation is permitted.

c.
Forfeitures: ASU 2016-09 allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. Estimates of forfeitures will still be required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings.

d.
Minimum Statutory Tax Withholding Requirements: ASU 2016-09 allows companies to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. This provision is required to be adopted using a modified retrospective approach, with a cumulative-effect adjustment to opening retained earnings for any outstanding liability awards that qualify for equity classification under the ASU.

e.
Classification of Employee Taxes Paid on the Statement of Cash Flows When an Employer Withholds Shares for Tax-Withholding Purposes: ASU 2016-09 clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash flows. This change should be applied retrospectively.

ASU 2016-09 will be effective for us beginning in the first quarter of fiscal 2017. Early application is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are currently assessing the potential impact of adopting this new guidance on our consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which increases transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 requires a lessee to recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. ASU 2016-02 will be effective for us beginning in the first quarter of fiscal 2019. Early application is permitted, and it is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently assessing the potential impact of adopting this new guidance on our consolidated financial statements.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"), which requires measurement of inventory at lower of cost and net realizable value, versus lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 will be effective for us beginning in the first quarter of fiscal 2017. Early application is permitted, and the guidance should be applied prospectively. We are currently assessing the potential impact of adopting this new guidance on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. Additionally, it supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On August 12, 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date ("ASU 2015-14") to defer the effective date of ASU 2014-09 by one year. As a result, the standard will be effective for us in the first quarter of fiscal 2018. ASU 2015-14 permits early adoption of the new revenue standard, but not before its original effective date. We are currently assessing the method of adoption and the potential impact of adopting this new guidance on our consolidated financial statements.
Results of Operations
Comparison of the Three Months Ended March 26, 2016 and March 28, 2015
Revenue
The following table sets forth our revenue (in thousands, except percentages):

	Three Months Ended
	March 26, 2016	March 28, 2015	Variance in Dollars	Variance in Percent
Revenue	$98,375	$91,038	$7,337	8%
Our revenue increased to $98.4 million for the three months ended March 26, 2016, from $91.0 million for the three months ended March 28, 2015. We experienced stronger bookings and shipments in certain territories during the first quarter of 2016, compared to the same period last year mainly due to increased customer demand and partly attributed to new opportunities due to mix of product and service offerings led by the ramp of revenue associated with our previously disclosed turnkey network improvement project for an existing customer. This was partially offset by lower revenue derived from contracts funded by the Broadband Stimulus Programs under the American Recovery and Reinvestment Act of 2009 as we completed and closed our existing contracts. The extended date for completion of projects funded under the Broadband Initiatives Program, which is administered by the RUS, ended on July 31, 2015.
Our revenue is principally derived in the United States. During the three months ended March 26, 2016, revenue generated in the United States was $87.9 million or approximately 89% of our total revenue, compared to $80.9 million or approximately 89% of our total revenue for the same periods in 2015. International revenue was $10.5 million or 11% of our total revenue for the three months ended March 26, 2016, compared to $10.1 million or approximately 11% of our total revenue for the same periods in 2015.
We had two customers representing more than 10% of revenue during the three months ended March 26, 2016.
Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue (in thousands, except percentages):

	Three Months Ended
	March 26, 2016	March 28, 2015	Variance in Dollars	Variance in Percent
Cost of revenue:
Products and services	$51,230	$46,460	$4,770	10%
Amortization of intangible assets	1,663	2,088	(425)	(20)%
Total cost of revenue	$52,893	$48,548	$4,345	9%
Gross profit	$45,482	$42,490	$2,992	7%
Gross margin	46%	47%
The increase in cost of revenue of $4.3 million during the three months ended March 26, 2016 compared with the corresponding period in fiscal 2015 was primarily attributed to an increase in product cost of revenue mainly due to higher shipments. This was partially offset by a decrease in amortization of intangible assets during the three months ended March 26, 2016 compared with the corresponding period in fiscal 2015 as one intangible asset reached completion of its amortization period before the end of the first quarter of fiscal 2016. Hence, we have a shorter amortization period for that particular intangible asset in the first quarter of fiscal 2016 as compared with a full quarter of amortization in the first quarter of fiscal 2015.

Including amortization of intangible assets, gross margin decreased to 46% during the three months ended March 26, 2016, from 47% during the corresponding period in fiscal 2015. The decrease in gross margin during the three months ended March 26, 2016 was primarily attributed to lower margins in services revenues. The decrease in gross margin was partially offset by the impact of lower amortization of intangible assets during the three months ended March 26, 2016 compared with the corresponding period in fiscal 2015.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (in thousands, except percentages):

	Three Months Ended
	March 26, 2016	March 28, 2015	Variance in Dollars	Variance in Percent
Research and development	$22,773	$21,914	$859	4%
Percent of total revenue	23%	24%
The increase in research and development expenses of $0.9 million during the three months ended March 26, 2016 compared with the corresponding period in fiscal 2015 was primarily due to an increase in compensation and employee benefits of $0.5 million. We increased our research and development efforts to support our growing product portfolio, strategic investment in new solutions and international market expansion, hence, we increased our research and development workforce by hiring new full time employees which led to higher compensation cost. Additionally, during the three months ended March 26, 2016 compared with the corresponding period in fiscal 2015, professional services mainly relating to outside consulting services increased by $0.7 million due to relatively larger scale consulting projects. This was partially offset by a $0.2 million decrease in travel expenses incurred during the three months ended March 26, 2016 compared to the same period fiscal 2015.
We are continuing our strategic investments in our Unified Access portfolio. We intend to continue to invest in research and development to support our systems and software platforms in anticipation of expected growth opportunities.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended
	March 26, 2016	March 28, 2015	Variance in Dollars	Variance in Percent
Sales and marketing	$19,062	$19,759	$(697)	(4)%
Percent of total revenue	19%	22%
The decrease in sales and marketing expenses during the three months ended March 26, 2016 compared with the corresponding period in fiscal 2015 was primarily due to a $0.6 million decrease in stock-based compensation mainly due to equity awards that completed vesting in 2015.
We expect to continue our investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (in thousands, except percentages):

	Three Months Ended
	March 26, 2016	March 28, 2015	Variance in Dollars	Variance in Percent
General and administrative	$12,684	$10,152	$2,532	25%
Percent of total revenue	13%	11%
The increase in general and administrative expenses of $2.5 million during the three months ended March 26, 2016 compared with the corresponding period in fiscal 2015 was primarily due to an increase in professional services of $1.6 million. This was mainly attributed to a $1.7 million increase in legal fees and expenses related to defense costs in the Occam litigation that were not reimbursable under our Directors & Officers liability insurance or were otherwise in excess of the insurance coverage, partially offset by lower consulting and contracted labor services which decreased by $0.2 million during the three months ended March 26, 2016. Additionally, our compensation and employee benefits also increased by $1.0 million during the three months ended March 26, 2016 compared with the same period in fiscal 2015 mainly relating to an increase in headcount.

Amortization of Intangible Assets
The following table sets forth our amortization of intangible assets included in operating expenses (in thousands, except percentages):

	Three Months Ended
	March 26, 2016	March 28, 2015	Variance in Dollars	Variance in Percent
Amortization of intangible assets	$1,701	$2,552	$(851)	(33)%
Percent of total revenue	2%	3%
The decrease in amortization of intangible assets of $0.9 million during the three months ended March 26, 2016 compared with the corresponding period in fiscal 2015 was due to one of our intangible assets that had reached completion of its amortization period before the end of the first quarter of fiscal 2016. Hence, we have a shorter amortization period for that particular intangible asset in the first quarter of fiscal 2016 as compared with a full quarter of amortization in the first quarter of fiscal 2015.
Provision for Income Taxes
The following table sets forth our provision for income taxes (in thousands, except percentages):

	Three Months Ended
	March 26, 2016	March 28, 2015	Variance in Dollars	Variance in Percent
Provision for income taxes	$121	$91	$30	33%
Effective tax rate	(1.1)%	(0.8)%
The income tax provision for the three months ended March 26, 2016 and March 28, 2015 consisted primarily of foreign income taxes. The effective tax rate for the three months ended March 26, 2016 and March 28, 2015 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective period. The Company’s effective tax rate for the three months ended March 26, 2016 and March 28, 2015 is impacted by the change in foreign income tax expense.
Deferred tax assets are recognized if realization of such assets is more likely than not. The Company has established and continues to maintain a full valuation allowance against its net deferred tax assets, with the exception of certain foreign deferred tax assets, as the Company does not believe that realization of those assets is more likely than not.
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
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations. At March 26, 2016, we had cash, cash equivalents and marketable securities of $64.3 million, which consisted of deposits held at banks, money market mutual funds held at major financial institutions and highly liquid marketable securities such as corporate debt instruments, U.S. government agency securities and commercial paper. This includes $5.3 million of cash held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings from foreign operations outside the U.S. and our current plans do not demonstrate a need to repatriate the earnings from foreign operations to fund our U.S. operations.
Operating Activities
Net cash provided by operations of $5.3 million in the three months ended March 26, 2016 consisted of a net loss of $10.7 million, more than offset by a $8.2 million of non-cash charges and a $7.8 million of cash flow increases reflected in the net change in assets and liabilities. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $8.4 million increase in accrued expenses and other liabilities primarily due to the timing of our sales commissions and other expenses accruals and payout, a $6.5 million decrease in inventories primarily due to higher inventory turnover, and a $3.4 million decrease in accounts receivable mainly due to strong collections in 2016, partially offset by a $8.5 million decrease in accounts payable primarily due to the timing of inventory receipts and payments to our manufacturers, a $1.4 million net decrease in deferred revenue and deferred cost of revenue as a result of revenue recognition for previous shipments related to certain RUS-funded contracts, and a $0.6 million increase in prepaid expenses and other assets. Non-cash charges primarily consisted of $3.4 million of amortization of intangible assets, $2.7 million of stock-based compensation, $2.0 million of depreciation and amortization and $0.1 million of amortization of premiums related to available-for-sale securities.
Net cash used in operations of $11.9 million in the three months ended March 28, 2015 consisted of a net loss of $11.9 million and a $11.1 million of cash flow decreases reflected in the net change in assets and liabilities, partially offset by a $11.1 million of non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $10.8 million decrease in accounts payable due to payments to our manufacturers, a $8.3 million increase in accounts receivable, and a $0.4 million net decrease in deferred revenue and deferred cost of revenue as a result of certain RUS-funded and BBS contracts recognized during the period, partially offset by a $6.1 million decrease in inventories primarily due to higher inventory turnover, a $2.0 million decrease in prepaids and other current assets, and a release of $0.3 million restricted cash previously used to collateralize outstanding letters of credit with Silicon Valley Bank. Non-cash charges primarily consisted of $4.6 million of amortization of intangible assets, $3.7 million of stock-based compensation, $2.5 million of depreciation and amortization and $0.3 million of amortization of premiums related to available-for-sale securities.
Investing Activities
Net cash provided by investing activities of $5.6 million in the three months ended March 26, 2016 consisted of $7.0 million in maturities of marketable securities, which provide higher yields than money market funds, partially offset by $1.5 million in capital expenditures for purchases of test equipment, computer equipment and software.
Our cash used in investing activities of $7.3 million in the three months ended March 28, 2015 consisted of $5.6 million in net purchases of marketable securities, which provide higher yields than money market funds, and $1.7 million in capital expenditures for purchases of test equipment, computer equipment and software.
Financing Activities
Net cash used in financing activities of $13.0 million in the three months ended March 26, 2016 primarily consisted of $12.8 million in repurchases of common stock and $0.3 million in payment of payroll taxes for the vesting of awards under equity incentive plans.
Net cash provided by financing activities of $0.1 million in the three months ended March 28, 2015 consisted of $0.6 million in proceeds from the exercises of stock options, offset by $0.5 million in payment of payroll taxes for the vesting of awards under equity incentive plans.
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
Our stock repurchase commenced in May 2015 and the program was completed in March 2016.
During the three months ended March 26, 2016, we repurchased 1,789,287 shares of common stock for $12.8 million at an average price of $7.16 per share. As of March 26, 2016, we have completed the $40 million stock repurchase program and have repurchased a total of 5,329,817 shares of common stock from May 2015 to March 2016 at an average price of $7.50 per share.
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
We have a credit facility with an aggregate principal amount of up to $50.0 million. The credit facility matures in September 2018, as amended. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions. As of March 26, 2016, there was $50.0 million available for borrowing under this credit facility.
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
Contractual Obligations and Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, and have not changed materially during the three months ended March 26, 2016.
Off-Balance Sheet Arrangements
As of March 26, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At March 26, 2016, we had cash, cash equivalents and marketable securities of $64.3 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as corporate debt instruments, U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings, if any, under our credit facility, which allows us to borrow up to a maximum amount of $50.0 million. Borrowings under this credit facility will accrue interest at a variable rate based upon the applicable base rate or LIBOR plus a margin depending on the Company's leverage ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA (customarily defined). As of March 26, 2016, we had no borrowings under the credit facility.
Foreign Currency Exchange Risk
Our primary foreign currency exposures are described below.
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
Our operating expenses are incurred primarily in the United States, with a small portion of expenses incurred in Brazil associated with sales and marketing expenses, China associated with our research and development operations maintained there, and in the United Kingdom where our international sales and services office is located. Our international operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. For the three months ended March 26, 2016, approximately 89% of our operating expenses were U.S.-dollar denominated, 6% were denominated in RMB, 4% were denominated in GBP and 1% were in BRL. If the U.S. dollar had appreciated or depreciated by 10%, relative to RMB, GBP and BRL, our operating expenses for the first three months of 2016 would have decreased or increased by approximately $0.6 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 26, 2016 was a net translation loss of approximately $18.0 thousand. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Condensed Consolidated Statements of Comprehensive Loss. During the three months ended March 26, 2016, the net gain we recognized related to these foreign exchange assets and liabilities was approximately $0.1 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of March 26, 2016, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.

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
ITEM 1A. Risk Factors
We have identified the following additional risks and uncertainties that may affect our business, financial condition and/or results of operations. The risks described below include any material changes to and supersede the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 26, 2016. Investors should carefully consider the risks described below, together with the other information set forth in this Quarterly Report on Form 10-Q, before making any investment decision. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
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
We have experienced net losses in each year of our existence. For the years ended December 31, 2015, 2014 and 2013, we incurred net losses of $26.3 million, $20.8 million, and $17.3 million, respectively. For the first three months of 2016, we incurred a net loss of $10.7 million. As of March 26, 2016 and December 31, 2015, we had an accumulated deficit of $567.7 million and $556.9 million, respectively.
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
A number of factors, many of which are outside of our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the market price of our stock would likely decline. Moreover, we may experience delays in recognizing revenue under applicable revenue-recognition rules, particularly from government-funded contracts, such as those funded by U.S. Department of Agriculture’s RUS. The extent of these delays and their impact on our revenues can fluctuate considerably depending on the number and size of purchase orders under these contracts for a given time period. In addition, unanticipated decreases in our available liquidity due to fluctuating operating results could limit our growth and delay implementation of our expansion plans.
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
The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our competitors include companies such as ADTRAN, Inc., Alcatel-Lucent S.A. (now part of Nokia), Arris Group, Inc., Ciena Corporation, Huawei Technologies Co. Ltd., ZTE Corporation and Zhone Technologies, Inc., among others.
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
We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2015 and 2014, our research and development expenses were $89.7 million, or 22% of our revenue and $80.3 million, or 20% of our revenue, respectively. For the first three months of 2016, our research and development expenses were $22.8 million, or 23% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
Historically, a large portion of our sales has been to a limited number of customers. For example, for the years ended December 31, 2015, 2014 and 2013, CenturyLink accounted for 22%, 23% and 26%, respectively, of our revenue. However, we cannot anticipate the level of CenturyLink's purchases in the future. Any decrease or delay in purchases and/or capital expenditure plans of CenturyLink or other key customers, or our inability to grow our sales with existing customers, may have a material negative impact on our revenues and results of operations.
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
The timing of our revenues is difficult to predict. Our sales efforts often involve educating CSPs about the use and benefits of our products. CSPs typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and results in a lengthy sales cycle. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. The timing of revenues related to sales of products and services that have installation requirements may be difficult to predict due to interdependencies that may be beyond our control, such as CSP testing and turn up protocols or other vendors’ products, services or installations of equipment upon which our products and services rely. In addition, larger projects may have longer periods between project commencement and completion and recognition of revenues. Such delays may result in fluctuations in our quarterly revenues. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, we may not achieve our revenue forecasts and our financial results would be adversely affected.
Our focus on CSPs with relatively small networks limits our revenues from sales to any one customer and makes our future operating results difficult to predict.
We currently focus a large portion of our sales efforts on CSPs with relatively small networks, cable multiple system operators ("MSOs") and selected international CSPs. Our current and potential customers generally operate small networks with limited capital expenditure budgets. Accordingly, we believe the potential revenues from the sale of our products to any one of these customers are limited. As a result, we must identify and sell products to new customers each quarter to continue to increase our sales. In addition, the spending patterns of many of our customers are characterized by small and sporadic purchases. As a consequence, we have limited backlog and will likely continue to have limited visibility into future operating results.
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
Our gross margins may fluctuate over time, and our current level of gross margins may not be sustainable.
Our current level of gross margins may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer, geographic or product mix, including the mix of configurations within each product group;

•	increased price competition, including the impact of customer discounts and rebates;

•	our inability to reduce and control product costs;

•	changes in component pricing;

•	changes in contract manufacturer rates;

•	charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	introduction of new products;

•	an increase in revenue mix toward services, which typically have lower margins;

•	changes in shipment volume;

•	changes in distribution channels;

•	increased expansion efforts into new or emerging markets;

•	increased warranty costs;

•	excess and obsolete inventory and inventory holding charges;

•	expediting costs incurred to meet customer delivery requirements; and

•	potential costs associated with liquidated damages obligations under customer contractual terms.
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
While our current licenses of third-party technology generally relate to commercially available off-the-shelf technology, we may from time to time be required to license additional technology from third parties to develop new products or product enhancements. These third-party licenses may be unavailable to us on commercially reasonable terms, if at all. Our inability to obtain necessary third-party licenses may force us to obtain substitute technology of lower quality or performance standards or at greater cost, or may increase the time-to-market of our products or product enhancements, any of which could harm the competitiveness of our products and result in lost revenues.
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
We acquired Occam Networks in 2011 and Ericsson's fiber access assets in 2012. We may in the future acquire other businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated and expect to continue to evaluate a wide array of potential strategic transactions. We have limited experience making such acquisitions or integrating these businesses after such acquisitions. Unanticipated costs to us from these historical transactions as well as both anticipated and unanticipated costs to us related to any future transactions could exceed amounts that are covered by insurance and could have a material adverse impact on our financial condition and results of operations. For example, the Occam acquisition resulted in litigation with defense costs that were in excess of available Directors & Officers liability insurance coverage, including costs for which coverage was denied by our insurance carriers. Although we reached a settlement in principle on the matter in April 2016, our indemnity obligations, including our defense costs, in excess of such insurance coverage have been material, as described further in Note 7, “Commitments and Contingencies - Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, the anticipated benefit of any acquisitions we do may never materialize or the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures.
Some of the areas where we have experienced and may in the future experience acquisition-related risks include:

•	expenses and distractions, including diversion of management time related to litigation;

•	expenses and distractions related to potential claims resulting from any possible future acquisitions, whether or not they are completed;

•	retaining and integrating employees from any businesses we may acquire;

•	issuance of dilutive equity securities or incurrence of debt;

•	integrating various accounting, management, information, human resource and other systems to permit effective management;

•	incurring possible write-offs, impairment charges, contingent liabilities, amortization expense of intangible assets or impairment of goodwill and intangible assets with finite useful lives;

•	difficulties integrating and supporting acquired products or technologies;

•	unexpected capital expenditure requirements;

•	insufficient revenues to offset increased expenses associated with the acquisition; and

•	opportunity costs associated with committing capital to such acquisitions.
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
Our products are subject to U.S. export and trade controls and restrictions. International shipments of certain of our products may require export licenses or are subject to additional requirements for export. In addition, the import laws of other countries may limit our ability to distribute our products, or our customers' ability to buy and use our products, in those countries. Changes in our products or changes in export and import regulations or duties may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations, duties or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could negatively impact our ability to sell, profitably or at all, our products to existing or potential international customers.
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
While we seek to apply best practice policies and devote significant resources to network security, data encryption and other security measures to protect our information technology and communications systems and data, these security measures cannot provide absolute security. We may experience a breach of our systems and be unable to protect sensitive data. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in unexpected interruptions, delays and cessation of service which may harm our business operations.
Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyber-attacks, viruses, denial-of-service attacks, human error, hardware or software defects or malfunctions, and similar events or disruptions. Some of our systems are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could cause system interruptions and delays which may result in loss of critical data and lengthy interruptions in our services.

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
The trading price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time and could fluctuate widely in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this report, and others such as:

•	quarterly variations in our results of operations or those of our competitors;

•	failure to meet any guidance that we have previously provided regarding our anticipated results;

•	changes in earnings estimates or recommendations by securities analysts;

•	failure to meet securities analysts’ estimates;

•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	our commencement of, or involvement in, litigation and developments relating to such litigation;

•	changes in governmental regulations; and

•	a slowdown in the communications industry or the general economy.
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
Our stock repurchase commenced in May 2015 and the program was completed in March 2016.
The following table summarizes the stock repurchase activity for the last three fiscal months ended March 26, 2016 and the approximate dollar value of shares that were available for future purchase pursuant to our stock repurchase program as of the end of each period (in thousands, except shares and per share amounts):

Fiscal Month Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1, 2016 - January 23, 2016	489,459	$7.54	489,459	$9,135
January 24, 2016 - February 20, 2016	637,053	$7.20	637,053	$4,547
February 21, 2016 - March 26, 2016	662,775	$6.84	662,775	$14
	1,789,287	$7.16	1,789,287
As of March 26, 2016, we have completed the $40 million stock repurchase program and have repurchased a total of 5,329,817 shares of common stock from May 2015 to March 2016 at an average price of $7.50 per share.
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

CALIX, INC. (Registrant)

Date: May 4, 2016	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2016	By:	/s/ William J. Atkins
William J. Atkins
Chief Financial Officer (Principal Financial Officer)