Form 10-Q
period 2016-06-25
CALIX, INC
filed 2016-08-03
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of July 25, 2016, there were 48,782,211 shares of the Registrant's common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	June 25, 2016	December 31, 2015
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$26,045	$23,626
Marketable securities	38,167	49,964
Accounts receivable, net	49,118	47,155
Inventory	40,761	47,667
Deferred cost of revenue	6,812	4,918
Prepaid expenses and other current assets	8,139	9,470
Total current assets	169,042	182,800
Property and equipment, net	15,648	17,149
Goodwill	116,175	116,175
Intangible assets, net	2,440	6,618
Other assets	1,075	1,144
Total assets	$304,380	$323,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,802	$19,603
Accrued liabilities	43,930	35,512
Deferred revenue	12,367	12,124
Total current liabilities	70,099	67,239
Long-term portion of deferred revenue	19,649	19,569
Other long-term liabilities	1,085	1,293
Total liabilities	90,833	88,101
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 25, 2016 and December 31, 2015	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized; 54,059,966 shares issued and 48,730,149 shares outstanding as of June 25, 2016, and 53,049,781 shares issued and 49,509,251 shares outstanding as of December 31, 2015	1,351	1,326
Additional paid-in capital	825,790	818,754
Accumulated other comprehensive loss	(130)	(195)
Accumulated deficit	(573,478)	(556,923)
Treasury stock, 5,329,817 shares and 3,540,530 shares as of June 25, 2016 and December 31, 2015, respectively	(39,986)	(27,177)
Total stockholders’ equity	213,547	235,785
Total liabilities and stockholders’ equity	$304,380	$323,886

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Revenue	$107,425	$99,129	$205,800	$190,167
Cost of revenue:
Products and services (1)	56,605	48,752	107,835	95,212
Amortization of intangible assets	814	2,088	2,477	4,176
Total cost of revenue	57,419	50,840	110,312	99,388
Gross profit	50,006	48,289	95,488	90,779
Operating expenses:
Research and development (1)	25,033	22,851	47,806	44,765
Sales and marketing (1)	19,213	19,215	38,275	38,974
General and administrative (1)	11,641	9,436	24,325	19,588
Amortization of intangible assets	—	2,552	1,701	5,104
Total operating expenses	55,887	54,054	112,107	108,431
Loss from operations	(5,881)	(5,765)	(16,619)	(17,652)
Interest and other income (expense), net:
Interest income	216	338	427	717
Interest expense	(170)	(279)	(334)	(658)
Other income (expense), net	133	29	216	77
Loss before provision for income taxes	(5,702)	(5,677)	(16,310)	(17,516)
Provision for income taxes	124	102	245	193
Net loss	$(5,826)	$(5,779)	$(16,555)	$(17,709)
Net loss per common share:
Basic and diluted	$(0.12)	$(0.11)	$(0.34)	$(0.34)
Weighted-average number of shares used to
compute net loss per common share:
Basic and diluted	48,371	51,950	48,478	51,843

Net loss	$(5,826)	$(5,779)	$(16,555)	$(17,709)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale
marketable securities, net	41	(3)	106	36
Foreign currency translation adjustments, net	(23)	49	(41)	19
Total other comprehensive income (loss), net of tax	18	46	65	55
Comprehensive loss	$(5,808)	$(5,733)	$(16,490)	$(17,654)

(1) Includes stock-based compensation as follows:
Cost of revenue	$183	$211	$310	$386
Research and development	1,099	1,483	2,146	2,695
Sales and marketing	840	1,656	1,662	3,081
General and administrative	846	991	1,571	1,841

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 25, 2016	June 27, 2015
Operating activities:
Net loss	$(16,555)	$(17,709)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,131	4,978
Loss on retirement of property and equipment	—	5
Amortization of intangible assets	4,178	9,280
Amortization of premiums related to available-for-sale securities	233	541
Stock-based compensation	5,689	8,003
Changes in operating assets and liabilities:
Restricted cash	—	295
Accounts receivable, net	(1,963)	(11,240)
Inventory	6,906	6,042
Deferred cost of revenue	(1,894)	3,796
Prepaid expenses and other assets	1,394	1,065
Accounts payable	(5,859)	(5,091)
Accrued liabilities	9,012	(2,889)
Deferred revenue	323	(3,612)
Other long-term liabilities	(207)	(135)
Net cash provided by (used in) operating activities	5,388	(6,671)
Investing activities:
Purchases of property and equipment	(3,078)	(3,618)
Purchases of marketable securities	—	(25,271)
Maturities of marketable securities	11,670	27,832
Net cash provided by (used in) investing activities	8,592	(1,057)
Financing activities:
Proceeds from exercise of stock options	14	590
Proceeds from employee stock purchase plan	2,905	2,865
Payments for repurchases of common stock	(12,809)	(3,377)
Taxes paid for awards vested under equity incentive plans	(1,547)	(1,510)
Net cash used in financing activities	(11,437)	(1,432)
Effect of exchange rate changes on cash and cash equivalents	(124)	3
Net increase (decrease) in cash and cash equivalents	2,419	(9,157)
Cash and cash equivalents at beginning of period	23,626	48,829
Cash and cash equivalents at end of period	$26,045	$39,672

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
The Company's fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one fewer day in the six months ended June 25, 2016 than in the six months ended June 27, 2015. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. Our significant accounting policies did not change during the six months ended June 25, 2016.
Concentration of Customer Risk
The Company had two customers that each accounted for more than 10% of its total revenue for the three and six months ended June 25, 2016 and one of these customers accounted for more than 10% of the Company’s total revenue for the three and six months ended June 27, 2015. These two customers together represented 35% and 32% of the Company’s total revenue for the three and six months ended June 25, 2016, respectively, and 24% and 25% of the Company’s total revenue for the three and six months ended June 27, 2015, respectively. Each of these two customers represented more than 10% of the Company’s accounts receivable as of June 25, 2016.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires recognition of an asset and liability for lease arrangements longer than twelve months. ASU 2016-02 will be effective for the Company beginning in the first quarter of fiscal 2019. Early application is permitted, and it is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements.
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

The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. The Company reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things: the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent and ability to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The Company has evaluated its investments as of June 25, 2016 and has determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 25, 2016	December 31, 2015
Cash and cash equivalents:
Cash	$20,661	$13,378
Money market funds	5,384	10,248
Total cash and cash equivalents	26,045	23,626
Marketable securities:
Corporate debt securities	27,652	35,799
U.S. government agency securities	10,515	10,520
Commercial paper	—	3,645
Total marketable securities	38,167	49,964
Total cash, cash equivalents and marketable securities	$64,212	$73,590
The carrying amounts of our money market funds approximate their fair values due to their nature, duration and short maturities.
As of June 25, 2016, the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$27,642	$12	$(2)	$27,652
U.S. government agency securities	10,513	2	—	10,515
Total marketable securities	$38,155	$14	$(2)	$38,167
As of December 31, 2015, the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$35,869	$2	$(72)	$35,799
U.S. government agency securities	10,544	—	(24)	10,520
Commercial paper	3,645	—	—	3,645
Total marketable securities	$50,058	$2	$(96)	$49,964
As of June 25, 2016, the amortized cost and fair value of marketable securities by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$38,155	$38,167
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
The following table sets forth the Company's financial assets measured at fair value on a recurring basis as of June 25, 2016 and December 31, 2015, based on the three-tier fair value hierarchy (in thousands):

As of June 25, 2016	Level 1	Level 2	Total
Money market funds	$5,384	$—	$5,384
Corporate debt securities	—	27,652	27,652
U.S. government agency securities	—	10,515	10,515
Total	$5,384	$38,167	$43,551

As of December 31, 2015	Level 1	Level 2	Total
Money market funds	$10,248	$—	$10,248
Corporate debt securities	—	35,799	35,799
U.S. government agency securities	—	10,520	10,520
Commercial paper	—	3,645	3,645
Total	$10,248	$49,964	$60,212
The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities, U.S. government agency securities and commercial paper classified as Level 2 were derived from quoted market prices for similar instruments indexed to prevailing market yield rates. The Company has no Level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 25, 2016 and June 27, 2015.
5. Goodwill and Intangible Assets
Goodwill
Goodwill was recorded as a result of the Company's acquisitions of Occam Networks, Inc. (“Occam”) in February 2011 and Optical Solutions, Inc. ("OSI") in February 2006. This goodwill is not deductible for tax purposes, and there have been no adjustments to goodwill since the acquisition dates.
Goodwill is not amortized but instead is subject to an annual impairment test or more frequently if events or changes in circumstances indicate that it may be impaired. We evaluate goodwill on an annual basis at the end of the second quarter of each year. Management has determined that we operate as a single reporting unit and, therefore, evaluates goodwill impairment at the enterprise level. Management assessed qualitative factors to determine whether it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the Company was less than its carrying amount, including goodwill, as of June 25, 2016. In assessing the qualitative factors, management considered the impact of these key factors: macro-economic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities, market capitalization and stock price. Management concluded that the fair value of the Company was more likely than not greater than its carrying amount as of June 25, 2016. As such, it was not necessary to perform the two-step goodwill impairment test at the time.

Intangible Assets
Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of June 25, 2016 and December 31, 2015 are disclosed in the following table (in thousands):

	June 25, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(66,524)	$2,440	$68,964	$(64,047)	$4,917
Customer relationships	54,740	(54,740)	—	54,740	(53,039)	1,701
Total intangible assets, excluding goodwill	$123,704	$(121,264)	$2,440	$123,704	$(117,086)	$6,618
Amortization expense was $0.8 million and $4.6 million for the three months ended June 25, 2016 and June 27, 2015, respectively. Amortization expense was $4.2 million and $9.3 million for the six months ended June 25, 2016 and June 27, 2015, respectively.
As of June 25, 2016, expected future amortization expense for the fiscal years indicated is as follows (in thousands):

Period	Expected Amortization Expense
Remainder of 2016	$1,627
2017	813
Total	$2,440
6. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	June 25, 2016	December 31, 2015
Accounts receivable	$50,357	$48,319
Allowance for doubtful accounts	(635)	(501)
Product return reserve	(604)	(663)
Accounts receivable, net	$49,118	$47,155
Inventory consisted of the following (in thousands):

	June 25, 2016	December 31, 2015
Raw materials	$1,791	$2,209
Finished goods	38,970	45,458
Total inventory	$40,761	$47,667
Property and equipment, net consisted of the following (in thousands):

	June 25, 2016	December 31, 2015
Test equipment	$40,785	$39,035
Computer equipment and software	28,217	27,736
Furniture and fixtures	2,219	1,833
Leasehold improvements	6,573	6,554
Total	77,794	75,158
Accumulated depreciation and amortization	(62,146)	(58,009)
Property and equipment, net	$15,648	$17,149

Accrued liabilities consisted of the following (in thousands):

	June 25, 2016	December 31, 2015
Accrued compensation and related benefits	$19,205	$13,809
Accrued warranty	10,174	9,564
Accrued professional and consulting fees	3,799	2,813
Accrued customer rebates	1,720	784
Accrued excess and obsolete inventory at contract manufacturers	1,190	1,011
Accrued business travel expenses	904	580
Advance customer payments	882	1,094
Accrued insurance	852	—
Accrued non income related taxes	741	905
Accrued freight	487	486
Accrued rent	410	381
Income taxes payable	331	322
Accrued hosting services	240	466
Accrued other	2,995	3,297
Total accrued liabilities	$43,930	$35,512
Deferred revenue consisted of the following (in thousands):

	June 25, 2016	December 31, 2015
Current:
Product and services	$9,092	$8,937
Extended warranty	3,275	3,187
	12,367	12,124
Non-current:
Product and services	36	58
Extended warranty	19,613	19,511
	19,649	19,569
Total deferred revenue	$32,016	$31,693
Deferred cost of revenue consisted of costs incurred for products and services for which revenues have been deferred.
7. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2015 are disclosed in our Annual Report on Form 10-K, and have not changed materially during the six months ended June 25, 2016.
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
Accrued Warranty
The Company provides a standard warranty for its hardware products. Hardware generally has a one, three or five-year standard warranty from the date of shipment. The Company accrues for potential warranty claims based on the Company’s historical product failure rates and historical costs incurred in correcting product failures along with other relevant information. The Company's warranty accruals are based on estimates of losses that are probable based on information available. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.
Changes in the Company’s warranty reserve were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Balance at beginning of period	$9,152	$9,623	$9,564	$9,553
Warranty charged to cost of revenue	2,532	1,080	3,112	2,148
Utilization of warranty	(1,485)	(1,378)	(2,104)	(2,376)
Adjustments to pre-existing warranty	(25)	—	(398)	—
Balance at end of period	$10,174	$9,325	$10,174	$9,325
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
On May 31, 2016, the parties signed the global settlement agreement reflecting the terms of the Settlement and filed the agreement with the court for approval. The court has issued a scheduling order setting a hearing for August 26, 2016 to rule on the Settlement and ordering, among other things, that lead plaintiffs notify the plaintiff class of the Settlement. The Settlement remains subject to the approval of the Delaware Court of Chancery. As of June 25, 2016, the Company had not recorded any amounts related to this Settlement. Upon approval of the settlement, the Company expects to recognize the $4.5 million in partial recovery of out-of-pocket costs.
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
The Company has incurred significant legal fees and costs defending this lawsuit and during the fiscal quarter ended March 26, 2016, the Company’s defense costs exhausted its available Directors & Officers liability insurance coverage. As described above, the legal proceedings have been protracted as plaintiffs continue to seek additional discovery following the court’s order re-opening discovery and with the addition of Wilson Sonsini as a defendant in the action in July 2015. Until the Settlement was reached, the Company also continued to incur significant litigation expenses that were not covered by insurance, including the Company’s costs associated with the Jefferies indemnification obligations. For the three and six months ended June 25, 2016, the Company recorded litigation defense costs and expenses in excess of its insurance coverage of $2.9 million and $6.5 million, respectively, as operating expense in the accompanying Condensed Consolidated Statements of Comprehensive Loss.
The Company is not currently a party to any other legal proceedings that, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's business, operating results or financial condition.
Guarantees
The Company from time to time enters into contracts that require it to indemnify various parties against claims from third parties. These contracts primarily relate to (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, (ii) agreements with the Company’s officers, directors, and certain employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company, (iii) contracts under which the Company may be required to indemnify customers against third-party claims that a Company product infringes a patent, copyright, or other intellectual property right and (iv) procurement or license agreements, under which the Company may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.
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

8. Net Loss per Common Share
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Numerator:
Net loss	$(5,826)	$(5,779)	$(16,555)	$(17,709)
Denominator:
Weighted-average common shares outstanding	48,371	51,950	48,478	51,843
Basic and diluted net loss per common share	$(0.12)	$(0.11)	$(0.34)	$(0.34)
Potentially dilutive shares, weighted average	5,733	6,273	5,620	5,972
For the three and six months ended June 27, 2015, unvested restricted stock awards are included in the calculation of weighted-average common shares outstanding because such shares are participating securities; however, the impact was immaterial. All restricted stock awards completed their vesting on July 20, 2015.
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
9. Stockholders’ Equity
Equity Incentive Plans
The Company currently maintains two equity incentive plans, the 2002 Stock Plan and the 2010 Equity Incentive Award Plan (together, the “Plans”). These plans were approved by the stockholders and are described in the Company’s Form 10-K filed with the SEC on February 26, 2016. The Company also maintains a Long Term Incentive Program, under the 2010 Equity Incentive Award Plan. Under the Long Term Incentive Program, certain key employees of the Company are eligible for equity awards based on the Company’s stock price performance. To date, awards granted under the Plans consist of stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance restricted stock units ("PRSUs").
Stock Options
During the three and six months ended June 25, 2016, the Company did not grant stock options. During the three months ended June 25, 2016, no stock options were exercised. During the six months ended June 25, 2016, 2,312 stock options were exercised at a weighted-average exercise price of $5.85 per share. As of June 25, 2016, unrecognized stock-based compensation expense of $2.5 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 1.9 years.
Restricted Stock Units
During the three months ended June 25, 2016, 880,438 RSUs were granted with a weighted-average grant date fair value of $6.86 per share. During the six months ended June 25, 2016, 992,313 RSUs were granted with a weighted-average grant date fair value of $6.92 per share. During the three months ended June 25, 2016, 456,147 RSUs vested, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes, and were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $1.3 million were remitted to the relevant taxing authorities during the three months ended June 25, 2016. During the six months ended June 25, 2016, 488,090 RSUs vested, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes, and were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $1.4 million were remitted to the relevant taxing authorities during the six months ended June 25, 2016. As of June 25, 2016, unrecognized stock-based compensation expense of $16.0 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.8 years.
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

During the three months ended June 25, 2016, no PRSUs were granted to executives. During the six months ended June 25, 2016, the Company granted 550,000 PRSUs to its executives with a weighted-average grant date fair value of $7.42 per share. These particular performance-based awards contain a one-year performance period and a subsequent two-year service period. The performance target is based on the Company's revenue during the performance period and accounted for as a performance condition. After the one-year performance period, if the performance target is met and subject to certification by the Compensation Committee, each PRSU award shall vest in respect to 50% of the PRSUs subject to the award in February 2017, 25% in February 2018 and 25% in February 2019, subject to the executive’s continuous service with the Company from the grant date through the respective vesting dates. If the performance target is not met, all PRSUs granted under this award shall be immediately forfeited and canceled without vesting of any shares.
During the three months ended June 25, 2016, no PRSUs vested and were converted into shares of common stock. During the six months ended June 25, 2016, 44,992 PRSUs vested and were converted into 26,557 shares of common stock, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes. Taxes withheld from employees of $0.1 million were remitted to the relevant taxing authorities during the six months ended June 25, 2016. As of June 25, 2016, unrecognized stock-based compensation expense of $2.8 million related to PRSUs, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 1.4 years.
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
Prior to 2015, the offering periods under the 2010 ESPP are six-month periods commencing on June 1 and December 1 of each year. In January 2015, the Compensation Committee of the Company’s Board of Directors approved a change in those six-month period commencement dates to November 2 and May 2 of each year, effective November 2, 2015. The price of common stock purchased under the plan is 85 percent of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of June 25, 2016, there were 635,913 shares available for issuance under the ESPP.
During the three and six months ended June 25, 2016, 493,226 shares were purchased under the ESPP. As of June 25, 2016, unrecognized stock-based compensation expense of $0.7 million related to the ESPP is expected to be recognized over a remaining service period of 4 months.
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
During the six months ended June 25, 2016, the Company repurchased 1,789,287 shares of common stock for $12.8 million at an average price of $7.16 per share. The Company has completed the $40 million stock repurchase program and has repurchased a total of 5,329,817 shares of common stock from May 2015 to March 2016 at an average price of $7.50 per share. The Company uses the cost method to account for common stock repurchases held in treasury. The price paid for the stock is charged to the treasury stock account shown separately within stockholders' equity as a contra-equity account.

10. Accumulated Other Comprehensive Income (Loss)
The table below summarizes the changes in accumulated other comprehensive income (loss) by component for the periods indicated (in thousands).

	Three Months Ended
	June 25, 2016			June 27, 2015
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(29)	$(119)	$(148)	$(19)	$108	$89
Other comprehensive income (loss)	41	(23)	18	(3)	49	46
Balance at end of period	$12	$(142)	$(130)	$(22)	$157	$135

	Six Months Ended
	June 25, 2016			June 27, 2015
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(94)	$(101)	$(195)	$(58)	$138	$80
Other comprehensive income (loss)	106	(41)	65	36	19	55
Balance at end of period	$12	$(142)	$(130)	$(22)	$157	$135
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
The credit facility includes affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type. Furthermore, the credit agreement requires us to maintain certain financial covenants, including a maximum consolidated leverage ratio, and a minimum consolidated liquidity ratio of cash, cash equivalents and accounts receivable to consolidated funded indebtedness. As of June 25, 2016, the Company was in compliance with these requirements. The credit facility also includes customary events of default, the occurrence and continuation of which would provide the Lenders with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against us and the collateral securing the loans under the credit facility.
As of June 25, 2016, no revolving loans were drawn under the Credit Agreement, as amended.

The Company incurred debt issuance costs that were directly attributable to the original issuance and amendment of this credit facility of $0.3 million in 2013 and $0.1 million in 2015, respectively. These costs are amortized over the extended term of the credit facility. As of June 25, 2016, the unamortized balance of debt issuance costs of $0.2 million were included within "Other assets" in the Company's Condensed Consolidated Balance Sheets.
12. Income Taxes
The following table presents the provision for income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Provision for income taxes	$124	$102	$245	$193
Effective tax rate	(2.2)%	(1.8)%	(1.5)%	(1.1)%
The income tax provision for the three and six months ended June 25, 2016 and June 27, 2015 consisted primarily of foreign income taxes. The effective tax rate for the three and six months ended June 25, 2016 and June 27, 2015 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective period. The Company’s effective tax rate for the three and six months ended June 25, 2016 and June 27, 2015 is impacted by the change in foreign income tax expense.
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
We market our access systems and related software to CSPs globally through our direct sales force as well as a growing number of resellers. At the end of the second quarter of 2016, over 21 million ports of our Unified Access portfolio have been deployed at a growing number of CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. In addition, we have over 1,200 customers who have deployed gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue was $107.4 million and $205.8 million for the three and six months ended June 25, 2016, respectively, compared to $99.1 million and $190.2 million for the three and six months ended June 27, 2015. Our revenue levels and continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, large CSPs and customers in international markets. Since 2015, we have seen increased market demand for turnkey solutions that include professional services together with equipment and materials, including a project we commenced in 2015 with one of our existing customers that has continued to ramp up during the second quarter of 2016 and other smaller professional services projects. Revenue for such projects are generally recognized only when project requirements are completed, typically over longer periods depending on the nature and scope of the project. Similarly, some of the costs incurred by us in the delivery of professional services, including labor and related costs, are deferred and recognized to cost of revenue when the associated revenue is recognized. Our revenue levels are also dependent upon our customers’ timing of purchases and capital expenditure plans.
Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, customer purchase agreements with provisions that delay revenue recognition, varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets and in certain regions customers are also challenged by winter weather conditions that inhibit fiber deployment in the outside plant. As of June 25, 2016, our deferred revenue of $32.0 million primarily included extended warranty services contracts that are recognized ratably over the period during which the services are to be performed, as well as those relating to turnkey projects that are recognized only upon acceptance by customers. The timing of recognition of deferred revenue may cause significant fluctuations in our revenue and operating results from period to period. For the three and six months ended June 25, 2016, we had a net loss of $5.8 million and $16.6 million, respectively, compared to a net loss of $5.8 million and $17.7 million for the three and six months ended June 27, 2015, respectively. Since our inception we have incurred significant losses and, as of June 25, 2016, we had an accumulated deficit of $573.5 million.
Cost of revenue is strongly correlated to revenue and tends to fluctuate from all of the above factors that could impact revenue. Other factors that impact cost of revenue include: changes in the mix of products delivered, increases in services as a mix of total revenue as well as timing of completion of professional services project requirements, customer location, changes in product warranty cost, changes in the cost of our inventory and inventory write-downs. Cost of revenue includes fixed expenses related to our internal operations, which could impact our cost of revenue as a percentage of revenue if there are large fluctuations in revenue.
Our gross profit and gross margin have been, and will likely continue to be, impacted by several factors, including new product introduction or upgrades to existing products, changes in customer mix, changes in the mix of products demanded and sold (and any related write-downs of existing inventory), increases in mix of revenue from channel sales rather than direct sales, shipment volumes and any related volume discounts, changes in our product costs, changes in product warranty costs, changes in pricing and the extent of customer rebates and incentive programs. Our gross margin could increase due to favorable changes in these factors, for example, increases in sales of our advanced E-Series access systems, new introductions of our P-Series optical network terminals and reductions in the impact of rebate or similar programs. Our gross margin could decrease due to unfavorable changes in factors such as increased product costs, pricing decreases due to competitive pressure and unfavorable customer or product mix. Changes in these factors could have a material impact on our future average selling prices and unit costs. Services revenues typically have higher associated costs and lower margins and we expect that an increase in services as a mix of total revenue would result in lower gross margins. In addition, we expect costs associated with our professional services projects to be relatively higher as we ramp up our professional services business to meet demand for turnkey professional services solutions. Moreover, to the extent that deferred cost of revenue particularly relating to professional services is determined to be unrecoverable, we adjust deferred cost of revenue with a charge to cost of revenue in the current period. The timing of our recognition of deferred revenue and related deferred costs could also have a material impact on our gross profit and gross margin results. The timing of recognition and the relative size of these arrangements could cause large fluctuations in our gross profit from period to period. Additionally, our gross margin could be impacted by inventory write-downs.
Our operating expenses have fluctuated based on the following factors: changes in headcount, timing of variable compensation expenses due to fluctuations in order volumes, timing of salary increases which have historically occurred in the second quarter, timing of bonus expenses due to changes in the Company’s performance, timing of research and development expenses including prototype builds and intermittent outsourced development projects, fluctuations in stock-based compensation expenses due to fluctuations in equity grants or other factors affecting vesting, changes in acquisition-related expenses, and timing of legal fees and other expenses incurred in connection with the Occam litigation. We have incurred increased compensation costs due to the additional headcount. We anticipate that our operating expenses will increase in absolute dollar amounts but will decline as a percentage of revenue over time.
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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015. During the six months ended June 25, 2016, there have been no significant changes in our critical accounting policies and estimates.

Recent Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
Comparison of the Three and Six Months Ended June 25, 2016 and June 27, 2015
Revenue
The following table sets forth our revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 25, 2016	June 27, 2015	Variance in Dollars	Variance in Percent	June 25, 2016	June 27, 2015	Variance in Dollars	Variance in Percent
Revenue	$107,425	$99,129	$8,296	8%	$205,800	$190,167	$15,633	8%
Our revenue increased to $107.4 million for the three months ended June 25, 2016, from $99.1 million for the three months ended June 27, 2015. Our revenue increased to $205.8 million for the six months ended June 25, 2016, from $190.2 million for the six months ended June 27, 2015. We experienced stronger bookings and shipments in certain territories during those 2016 fiscal periods, compared to the same periods in fiscal 2015 mainly due to increased customer demand and partly attributed to the mix of product and service offerings led by the ramp of revenue associated with our turnkey projects. This was partially offset by lower revenue derived from contracts funded by the Broadband Stimulus Programs under the American Recovery and Reinvestment Act of 2009 as we completed and closed our existing contracts. The extended date for completion of projects funded under the Broadband Initiatives Program, which is administered by the RUS, ended on July 31, 2015.
Our revenue is principally derived in the United States. During the three and six months ended June 25, 2016, revenue generated in the United States was $99.2 million and $187.0 million, respectively, and represented approximately 92% and 91% of our total revenue, compared to $91.7 million and $172.6 million, respectively, or approximately 92% and 91% of our total revenue for the same periods in 2015. International revenue was $8.3 million and $18.8 million or approximately 8% and 9% of our total revenue for the three and six months ended June 25, 2016, respectively, compared to $7.5 million and $17.6 million, or approximately 8% and 9% of our total revenue for the same periods in 2015.
We had two customers representing more than 10% of revenue during the three months ended June 25, 2016. See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report for more details on concentration of revenue for the periods presented.
Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 25, 2016	June 27, 2015	Variance in Dollars	Variance in Percent	June 25, 2016	June 27, 2015	Variance in Dollars	Variance in Percent
Cost of revenue:
Products and services	$56,605	$48,752	$7,853	16%	$107,835	$95,212	$12,623	13%
Amortization of intangible assets	814	2,088	(1,274)	(61)%	2,477	4,176	(1,699)	(41)%
Total cost of revenue	$57,419	$50,840	$6,579	13%	$110,312	$99,388	$10,924	11%
Gross profit	$50,006	$48,289	$1,717	4%	$95,488	$90,779	$4,709	5%
Gross margin	47%	49%			46%	48%
The increase in cost of product and services revenue of $7.9 million and $12.6 million during the three and six months ended June 25, 2016 compared with the corresponding period in fiscal 2015 was primarily attributed to an increase in product cost of revenue of $4.1 million and $8.6 million for those respective periods mainly due to higher shipments. Our professional services cost of revenue also increased by $2.7 million and $4.6 million for those respective periods as we continue to ramp up our professional services business to meet demand for turnkey professional services solutions. Additionally, our warranty costs also increased by approximately $1.5 million and $1.0 million for those respective periods primarily driven by certain warranty charges for two specific product families. This was partially offset by a decrease in inventory write-downs attributed to slow moving inventories by approximately $0.8 million and $1.2 million for those respective periods.
Amortization of intangible assets decreased by $1.3 million and $1.7 million during the three and six months ended June 25, 2016 compared with the corresponding periods in fiscal 2015 as one intangible asset reached completion of its amortization period before the end of the first quarter of fiscal 2016. Hence, we have a shorter amortization period for that particular intangible asset during those fiscal 2016 periods as compared with full amortization during the same periods in fiscal 2015.

Including amortization of intangible assets, gross margin decreased to 47% and 46% during the three and six months ended June 25, 2016, from 49% and 48% during the corresponding periods in fiscal 2015. The decrease in gross margin during the three and six months ended June 25, 2016 was primarily attributed to lower margins in services revenue. Services revenue typically have higher associated costs and lower margins. The decrease in gross margin was partially offset by the impact of lower amortization of intangible assets during the three and six months ended June 25, 2016 compared with the corresponding periods in fiscal 2015.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 25, 2016	June 27, 2015	Variance in Dollars	Variance in Percent	June 25, 2016	June 27, 2015	Variance in Dollars	Variance in Percent
Research and development	$25,033	$22,851	$2,182	10%	$47,806	$44,765	$3,041	7%
Percent of total revenue	23%	23%			23%	24%
The increase in research and development expenses of $2.2 million and $3.0 million during the three and six months ended June 25, 2016, respectively, compared with the corresponding periods in fiscal 2015 was primarily due to an increase in compensation and employee benefits of $1.1 million and $1.6 million, respectively. We increased our research and development efforts to support our growing product portfolio, strategic investment in new solutions, including next generation solutions and new customer segments, and international market expansion, hence, we increased our research and development workforce by hiring new full time employees which led to higher compensation cost. Expenditures relating to prototype and expendable equipment used for research and development activities also increased by approximately $1.0 million and $1.2 million for those respective periods. Additionally, during the three and six months ended June 25, 2016 compared with the corresponding periods in fiscal 2015, professional services mainly relating to outside development services increased by $0.4 million and $1.0 million, respectively, due to relatively larger scale consulting projects. This was partially offset by a $0.4 million and $0.5 million decrease in stock-based compensation primarily due to executive equity awards that completed vesting in 2015.
We are continuing our strategic investments in our Unified Access portfolio. We intend to continue to invest in research and development to support our systems and software platforms in anticipation of expected growth opportunities.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 25, 2016	June 27, 2015	Variance in Dollars	Variance in Percent	June 25, 2016	June 27, 2015	Variance in Dollars	Variance in Percent
Sales and marketing	$19,213	$19,215	$(2)	—%	$38,275	$38,974	$(699)	(2)%
Percent of total revenue	18%	19%			19%	20%
Sales and marketing expenses during the three months ended June 25, 2016 remained relatively flat compared with the corresponding period in fiscal 2015. The decrease in sales and marketing expenses during the six months ended June 25, 2016 compared with the corresponding period in fiscal 2015 was primarily due to a $1.4 million decrease in stock-based compensation mainly due to equity awards that completed vesting in 2015, partially offset by a $0.8 million increase in commissions attributed to higher shipments.
We expect to continue our investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 25, 2016	June 27, 2015	Variance in Dollars	Variance in Percent	June 25, 2016	June 27, 2015	Variance in Dollars	Variance in Percent
General and administrative	$11,641	$9,436	$2,205	23%	$24,325	$19,588	$4,737	24%
Percent of total revenue	11%	10%			12%	10%
The increase in general and administrative expenses of $2.2 million and $4.7 million during the three and six months ended June 25, 2016 compared with the corresponding periods in fiscal 2015 was primarily due to an increase in professional services of $2.0 million and $3.6 million, respectively. This was mainly attributed to a $2.7 million and $4.4 million increase in legal fees and expenses during those respective periods related to defense costs in the Occam litigation that were not reimbursable under our Directors & Officers liability insurance or were otherwise in excess of the insurance coverage, partially offset by lower consulting and contracted labor services which decreased by $0.6 million and $0.8 million during the three and six months ended June 25, 2016, respectively. Additionally, our compensation and employee benefits also increased by $0.2 million and $1.1 million during the three and six months ended June 25, 2016 compared with the same periods in fiscal 2015 mainly relating to increases in headcount.
Amortization of Intangible Assets
The following table sets forth our amortization of intangible assets included in operating expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 25, 2016	June 27, 2015	Variance in Dollars	Variance in Percent	June 25, 2016	June 27, 2015	Variance in Dollars	Variance in Percent
Amortization of intangible assets	$—	$2,552	$(2,552)	(100)%	$1,701	$5,104	$(3,403)	(67)%
Percent of total revenue	—%	3%			1%	3%
The decrease in amortization of intangible assets of $2.6 million and $3.4 million during the three and six months ended June 25, 2016 compared with the corresponding periods in fiscal 2015 was due to one of our intangible assets which was directly allocable to operating expenses that had reached completion of its amortization period before the end of the first quarter of fiscal 2016. Hence, we have a shorter amortization period for that particular intangible asset in fiscal 2016 periods as compared with full amortization during the same periods in fiscal 2015.
Provision for Income Taxes
The following table sets forth our provision for income taxes (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 25, 2016	June 27, 2015	Variance in Dollars	Variance in Percent	June 25, 2016	June 27, 2015	Variance in Dollars	Variance in Percent
Provision for income taxes	$124	$102	$22	22%	$245	$193	$52	27%
Effective tax rate	(2.2)%	(1.8)%			(1.5)%	(1.1)%
The income tax provision for the three and six months ended June 25, 2016 and June 27, 2015 consisted primarily of foreign income taxes. The effective tax rate for the three and six months ended June 25, 2016 and June 27, 2015 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective period. The Company’s effective tax rate for the three and six months ended June 25, 2016 and June 27, 2015 is impacted by the change in foreign income tax expense.
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
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations. At June 25, 2016, we had cash, cash equivalents and marketable securities of $64.2 million, which consisted of deposits held at banks, money market mutual funds held at major financial institutions and highly liquid marketable securities such as corporate debt instruments and U.S. government agency securities. This includes $5.7 million of cash held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings from foreign operations outside the U.S. and our current plans do not demonstrate a need to repatriate the earnings from foreign operations to fund our U.S. operations.
Operating Activities
Net cash provided by operations of $5.4 million in the six months ended June 25, 2016 consisted of a net loss of $16.6 million, more than offset by $14.2 million of non-cash charges and $7.7 million of cash flow increases reflected in the net change in assets and liabilities. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $8.8 million increase in accrued expenses and other liabilities primarily due to the timing of our payroll, sales commissions and other expenses accruals and payout, a $6.9 million decrease in inventories primarily due to higher inventory turnover, and a $1.4 million decrease in prepaid expenses and other assets, partially offset by a $5.9 million decrease in accounts payable primarily due to the timing of inventory receipts and payments to our manufacturers, a $2.0 million increase in accounts receivable mainly due to higher revenue in 2016, and a $1.6 million net decrease in deferred revenue and deferred cost of revenue as a result of revenue and cost recognition for previous shipments related to certain RUS-funded contracts. Non-cash charges primarily consisted of $5.7 million of stock-based compensation, $4.2 million of amortization of intangible assets, $4.1 million of depreciation and amortization and $0.2 million of amortization of premiums related to available-for-sale securities.

Net cash used in operations of $6.7 million in the six months ended June 27, 2015 consisted of a net loss of $17.7 million and $11.8 million of cash flow decreases reflected in the net change in assets and liabilities, partially offset by $22.8 million of non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $11.2 million increase in accounts receivable, a $5.1 million decrease in accounts payable due to payments to our manufacturers, and a $3.1 million decrease in accrued expenses and other liabilities primarily due to the timing of our sales commissions payout, partially offset by a $6.0 million decrease in inventories primarily due to higher inventory turnover, a $1.1 million decrease in prepaid expenses and other assets, and a release of $0.3 million restricted cash previously used to collateralize outstanding letters of credit with Silicon Valley Bank, and a $0.2 million net increase in deferred revenue and deferred cost of revenue as a result of certain RUS-funded and BBS contracts recognized during the period. Non-cash charges primarily consisted of $9.3 million of amortization of intangible assets, $8.0 million of stock-based compensation, $5.0 million of depreciation and amortization and $0.5 million of amortization of premiums related to available-for-sale securities.
Investing Activities
Net cash provided by investing activities of $8.6 million in the six months ended June 25, 2016 consisted of $11.7 million in net maturities of marketable securities, partially offset by $3.1 million in capital expenditures for purchases of test equipment, computer equipment and software.
Our cash used in investing activities of $1.1 million in the six months ended June 27, 2015 consisted of $3.6 million in capital expenditures for purchases of test equipment, computer equipment and software, partially offset by $2.6 million in net maturities of marketable securities, which provide higher yields than money market funds.
Financing Activities
Net cash used in financing activities of $11.4 million in the six months ended June 25, 2016 primarily consisted of $12.8 million in repurchases of common stock and $1.5 million in payment of payroll taxes for the vesting of awards under equity incentive plans, offset by $2.9 million of proceeds from the issuance of common stock under the employee stock purchase plan (“ESPP”) and $14.0 thousand in proceeds from the exercises of stock options.
Net cash used in financing activities of $1.4 million in the six months ended June 27, 2015 consisted of $3.4 million repurchases of common stock and $1.5 million in payment of payroll taxes for the vesting of awards under equity incentive plans, offset by $2.9 million of proceeds from the issuance of common stock under the ESPP and $0.6 million in proceeds from the exercises of stock options.
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
During the six months ended June 25, 2016, we repurchased 1,789,287 shares of common stock for $12.8 million at an average price of $7.16 per share. We have completed the $40 million stock repurchase program and have repurchased a total of 5,329,817 shares of common stock from May 2015 to March 2016 at an average price of $7.50 per share.
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
We have a credit facility with an aggregate principal amount of up to $50.0 million. The credit facility matures in September 2018, as amended. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions. As of June 25, 2016, there was $50.0 million available for borrowing under this credit facility.
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

Contractual Obligations and Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, and have not changed materially during the six months ended June 25, 2016.
Off-Balance Sheet Arrangements
As of June 25, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At June 25, 2016, we had cash, cash equivalents and marketable securities of $64.2 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as corporate debt instruments and U.S. government agency securities. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings, if any, under our credit facility, which allows us to borrow up to a maximum amount of $50.0 million. Borrowings under this credit facility will accrue interest at a variable rate based upon the applicable base rate or LIBOR plus a margin depending on the Company's leverage ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA (customarily defined). As of June 25, 2016, we had no borrowings under the credit facility.
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
Our operating expenses are incurred primarily in the United States, with a small portion of expenses incurred in Brazil associated with sales and marketing expenses, China associated with our research and development operations maintained there, and in the United Kingdom where our international sales and services office is located. Our international operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. For the six months ended June 25, 2016, approximately 88% of our operating expenses were U.S.-dollar denominated, 7% were denominated in RMB, 4% were denominated in GBP and 1% were in BRL. If the U.S. dollar had appreciated or depreciated by 10%, relative to RMB, GBP and BRL, our operating expenses for the first six months of 2016 would have decreased or increased by approximately $1.3 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 25, 2016 was a net translation loss of approximately $41.0 thousand. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Condensed Consolidated Statements of Comprehensive Loss. During the six months ended June 25, 2016, the net gain we recognized related to these foreign exchange assets and liabilities was approximately $0.1 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of June 25, 2016, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
We compete in markets characterized by rapid technological change, changing needs of communications service providers, or CSPs, evolving industry standards and frequent introductions of new products and services. In addition, on an ongoing basis we expect to be required to reposition our product and service offerings and introduce new products and services as we encounter rapidly changing CSP requirements and increasing competitive pressures. We may not be successful in doing so in a timely and responsive manner, or at all. As a result, it is difficult to forecast our future revenues and plan our operating expenses appropriately, which makes it difficult to predict our future operating results.
We have a history of losses, and we may not be able to generate positive operating income and maintain positive cash flows in the future.
We have experienced net losses in each year of our existence. For the years ended December 31, 2015, 2014 and 2013, we incurred net losses of $26.3 million, $20.8 million, and $17.3 million, respectively. For the first six months of 2016, we incurred a net loss of $16.6 million. As of June 25, 2016 and December 31, 2015, we had an accumulated deficit of $573.5 million and $556.9 million, respectively.
We expect to continue to incur significant expenses for research and development, sales and marketing, customer support and general and administrative functions as we expand our operations and target new customer segments, including larger CSPs and MSOs. Given our growth rate and the intense competitive pressures we face, we may be unable to control our operating costs.
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
In addition to the other risk factors listed in this “Risk Factors” section, factors that have in the past and may continue to contribute to the variability of our operating results include:

•	our ability to predict our revenue and plan our expenses appropriately;

•	our ability to increase our sales to larger North American as well as international CSPs;

•	the capital spending patterns of CSPs and any decrease or delay in capital spending by CSPs due to macro-economic conditions, regulatory implementation or uncertainties, or other reasons;

•	the impact of government-sponsored programs on our customers;

•	intense competition;

•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;

•	our ability to achieve market acceptance of our products and CSPs' willingness to deploy our new products;

•	the concentration of our customer base;

•	the length and unpredictability of our sales cycles and timing of orders;

•	our focus on CSPs with limited revenue potential;

•	our lack of long-term, committed-volume purchase contracts with our customers;

•	our exposure to the credit risks of our customers;

•	fluctuations in our gross margin;

•	the interoperability of our products with CSP networks;

•	our dependence on sole-, single- and limited-source suppliers;

•	our ability to manage our relationships with our contract manufacturers and suppliers;

•	our ability to forecast our manufacturing requirements and manage our inventory;

•	our products' compliance with industry standards;

•	our ability to expand our international operations;

•	our ability to protect our intellectual property and the cost of doing so;

•	the quality of our products, including any undetected hardware defects or bugs in our software;

•	our ability to estimate future warranty obligations due to product failure rates;

•	our ability to obtain necessary third-party technology licenses at reasonable costs;

•	the regulatory and physical impacts of climate change and other natural events;

•	the attraction and retention of qualified employees and key management personnel;

•	our ability to build and sustain the proper information technology infrastructure; and

•	our ability to maintain proper and effective internal controls.
Our business is dependent on the capital spending patterns of CSPs, and any decrease or delay in capital spending by CSPs in response to economic conditions, uncertainties associated with the implementation of regulatory reforms, or otherwise would reduce our revenues and harm our business.
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
CSP spending on network construction, maintenance, expansion and upgrades is also affected by reductions in their budgets, delays in their purchasing cycles, access to external capital (such as government grants and loan programs or the capital markets), and seasonality and delays in capital allocation decisions. For example, our CSP customers tend to spend less in the first fiscal quarter as they are still finalizing their annual budgets. Also, softness in demand across any of our customer markets, including due to macro-economic conditions beyond our control or uncertainties associated with the implementation of regulatory reforms, has in the past and could in the future lead to unexpected slowdown in capital expenditures by service providers. In some countries where we do business, such as Russia, the weakened economy has resulted in economic instability which has had negative effects, including a decrease in purchasing power due to currency devaluations as well as generally more cautious purchasing decisions.
Many factors affecting our results of operations are beyond our control, particularly in the case of large CSP orders and network infrastructure deployments involving multiple vendors and technologies where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the CSP or other providers and changes in CSP requirements or installation plans. Further, CSPs may not pursue infrastructure upgrades that require our access systems and software. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles (including uncertainties associated with the implementation of regulatory reforms), mergers, lack of consumer demand for advanced communications services and alternative approaches to service delivery. Reductions in capital expenditures by CSPs, particularly CSPs that are significant customers, may have a material negative impact on our revenues and results of operations and slow our rate of revenue growth. As a consequence, our results for a particular period may be difficult to predict, and our prior results are not necessarily indicative of results in future periods.
Government-sponsored programs could impact the timing and buying patterns of CSPs, which may cause fluctuations in our operating results.
Many of our U.S. customers are Independent Operating Companies ("IOCs"), which have revenues that are particularly dependent upon interstate and intrastate access charges and federal and state subsidies. The Federal Communications Commission ("FCC") and some states are considering changes to such payments and subsidies, and these changes could reduce IOC revenues. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as RUS loans and grants, to finance capital spending. Changes to these programs could reduce the ability of IOCs to access capital and thus reduce our revenue opportunities.
Many of our customers were awarded grants or loans under government stimulus programs such as the Broadband Stimulus ("BBS") programs under the American Recovery and Reinvestment Act of 2009 ("ARRA") and have purchased and will continue to purchase products from us or other suppliers while such programs and funding are available. However, customers may substantially curtail future purchases of products as ARRA funding winds down or because all purchases have been completed. For example, the Broadband Initiatives Program administered by RUS ended on July 31, 2015, the date by which funded projects were to be completed.
Under the terms of a RUS equipment contract that includes installation services, the customer does not take possession and control and title does not pass until formal acceptance is obtained from the customer. Under this type of arrangement, we do not recognize revenue until we have received formal acceptance from the customer. The timing of revenue recognition related to the sales of our products to CSPs who have received RUS funds may create significant fluctuations in our revenue and operating results from period to period, which could harm our financial results for certain periods. In addition, any changes in government regulations and subsidies could cause our customers to change their purchasing decisions, which could have an adverse effect on our operating results and financial condition.
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
The broadband access equipment market has undergone consolidation in recent years, as participants have merged, made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. Examples include our acquisitions of Occam in February 2011 and Ericsson's fiber access assets in November 2012; Adtran's acquisition of Nokia Siemens's broadband access line business in May 2012; Arris's acquisitions of BigBand Networks in October 2011, Motorola Mobility's Home Unit from Google in December 2012 and Pace plc in January 2016; and Nokia's acquisition of Alcatel-Lucent in January 2016. In addition, Zhone Technologies announced in April 2016 that it had signed a definitive agreement to merge with DASAN Network Solutions. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry.
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
Our market is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and unanticipated changes in subscriber requirements. Our future success will depend significantly on our ability to anticipate and adapt to such changes, and to offer, on a timely and cost-effective basis, products and features that meet changing CSP demands and industry standards. We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2015, 2014 and 2013, our research and development expenses were $89.7 million, or 22% of our revenue, $80.3 million, or 20% of our revenue, and $79.3 million, or 21% of our revenue, respectively. For the first six months of 2016, our research and development expenses were $47.8 million, or 23% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
The timing of our revenues is difficult to predict. Our sales efforts often involve educating CSPs about the use and benefits of our products. CSPs typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and results in a lengthy sales cycle. Sales cycles for larger customers are relatively longer and require considerably more time and expense. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. The timing of revenues related to sales of products and services that have installation requirements may be difficult to predict due to interdependencies that may be beyond our control, such as CSP testing and turn-up protocols or other vendors’ products, services or installations of equipment upon which our products and services rely. In addition, larger projects may have longer periods between project commencement and completion and recognition of revenues. Such delays may result in fluctuations in our quarterly revenues. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, we may not achieve our revenue forecasts and our financial results would be adversely affected.
Our focus on CSPs with relatively small networks limits our revenues from sales to any one customer and makes our future operating results difficult to predict.
A large portion of our sales efforts continue to be focused on CSPs with relatively small networks, cable multiple system operators ("MSOs") and selected international CSPs. Our current and potential customers generally operate small networks with limited capital expenditure budgets. Accordingly, we believe the potential revenues from the sale of our products to any one of these customers are limited. As a result, we must identify and sell products to new customers each quarter to continue to increase our sales. In addition, the spending patterns of many of our customers are characterized by small and sporadic purchases. As a consequence, we have limited backlog and will likely continue to have limited visibility into future operating results.
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
Our sales and marketing efforts have been focused on CSPs, including cable MSOs, in North America. Part of our long-term strategy is to increase sales to larger North American as well as international CSPs, including MSOs. We have devoted and continue to devote substantial technical, marketing and sales resources to the pursuit of these larger CSPs, who have lengthy equipment qualification and sales cycles, without any assurance of generating sales. In particular, sales to these larger CSPs may require us to upgrade our products to meet more stringent performance criteria and interoperability requirements, develop new customer-specific features or adapt our product to meet international standards. For example, we have been recently invited by a large CSP to engage in initial testing and laboratory trials for our NG-PON2 technology along with our partner Ericsson. We have invested considerable time, effort and money, including investment in product research and development, related to this opportunity without any assurance that our efforts will produce orders or revenues. If we are unable to successfully increase our sales to larger CSPs, our operating results, financial condition and long-term growth may be negatively impacted.
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
Our gross margins may fluctuate over time, and our current level of gross margins may not be sustainable.
Our current level of gross margins may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer, geographic or product mix, including the mix of configurations within each product group;

•	increased price competition, including the impact of customer discounts and rebates;

•	our inability to reduce and control product costs;

•	changes in component pricing;

•	changes in contract manufacturer rates;

•	charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	introduction of new products;

•	an increase in revenue mix toward services, which typically have lower margins;

•	changes in shipment volume;

•	changes in or increased reliance on distribution channels;

•	increased expansion efforts into new or emerging markets;

•	increased warranty costs;

•	excess and obsolete inventory and inventory holding charges;

•	expediting costs incurred to meet customer delivery requirements; and

•	potential costs associated with liquidated damages obligations under customer contractual terms.
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
An increase in revenue mix towards services may adversely affect our gross margins.
Customers are demanding greater professional and support services for our products, which usually have a lower gross margin than product purchases. Additionally, revenue recognized from professional and support services may be delayed because fees are often not due until a project or milestone is completed. Consequently, as more of our revenue mix includes a greater proportion of professional services, our gross margins may not be sustainable or may be negatively impacted. Moreover, our recent increases in revenue mix towards services have resulted in increased deferred costs, including costs directly associated with the delivery of the professional services for the arrangement, that are recognized as cost of revenue only when all revenue recognition criteria are met for the arrangement. In the event some or all of such deferred costs are deemed unrecoverable, we will incur additional charges to cost of revenue in the period such deferred costs are determined to be unrecoverable.  Any charge to cost of revenue for deferred costs determined to be unrecoverable would negatively impact our gross margins.
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
We engage some value added resellers ("VARs"), who provide sales and support services for our products. In particular, the non-exclusive reseller agreement entered into with Ericsson in 2012 has provided us with an extensive global reseller channel. More recently we have partnered with Ericsson on larger customer opportunities. We compete with other telecommunications systems providers for our VARs' business and many of our VARs, including Ericsson, are free to market competing products. Our use of VARs and other third-party support partners and the associated risks of doing so are likely to increase as we expand sales outside of North America. If Ericsson or any other VAR promotes a competitor's products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key VAR or the failure of VARs to provide adequate customer service could have a negative effect on customer satisfaction and could cause harm to our business. If we do not properly recruit and train VARs to sell, install and service our products, our business, financial condition and results of operations may suffer.
The results of the United Kingdom's referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, or the access to capital of our customers or partners, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.
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
We have in the past pursued, and may in the future continue to pursue, acquisitions which involve a number of risks and uncertainties. If we are unable to address and resolve these risks and uncertainties successfully, such acquisitions could disrupt our business and result in higher costs than we anticipate.
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
Some of the areas where we have experienced and may in the future experience acquisition-related risks include:

•	expenses and distractions, including diversion of management time related to litigation;

•	expenses and distractions related to potential claims resulting from any possible future acquisitions, whether or not they are completed;

•	retaining and integrating employees from acquired businesses;

•	issuance of dilutive equity securities or incurrence of debt;

•	integrating various accounting, management, information, human resource and other systems to permit effective management;

•	incurring possible write-offs, impairment charges, contingent liabilities, amortization expense of intangible assets or impairment of goodwill and intangible assets with finite useful lives;

•	difficulties integrating and supporting acquired products or technologies;

•	unexpected capital expenditure requirements;

•	insufficient revenues to offset increased expenses associated with the acquisition; and

•	opportunity costs associated with committing capital to such acquisitions.
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
The FCC has jurisdiction over all of our U.S. customers. FCC regulatory policies that create disincentives for investment in access network infrastructure or impact the competitive environment in which our customers operate may harm our business. For example, future FCC regulation affecting providers of broadband Internet access services could impede the penetration of our customers into certain markets or affect the prices they may charge in such markets. Furthermore, many of our customers are subject to FCC rate regulation of interstate telecommunications services and are recipients of Connect America Fund capital incentive payments, which are intended to subsidize broadband and telecommunications services in areas that are expensive to serve. In early October 2011, the then-chairman of the FCC outlined a plan to transform the Universal Service Fund, an $8 billion fund that is paid for by telephone customers in the U.S. and was used to subsidize basic telephone service in rural areas, into one that will help expand broadband Internet service to 18 million Americans who lack high-speed access. In late 2013, the new FCC chairman shared plans to review the implementation of this program, and some slight modifications were made in 2014. Changes to these programs that could affect the ability of IOCs to access capital, and which could in turn reduce our revenue opportunities, remain possible.
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
Our success depends, in large part, on the continued contributions of our key management, engineering, sales and marketing personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management or key technical or sales personnel is bound by a written employment contract to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel. If we lose the services of any key personnel, our business, financial condition and results of operations may suffer.
Competition for skilled personnel, particularly those specializing in engineering and sales, is intense. We cannot be certain that we will be successful in attracting and retaining qualified personnel, or that newly hired personnel will function effectively, both individually and as a group. In particular, we must continue to expand our direct sales force, including hiring additional sales managers, to grow our customer base and increase sales. In addition, if we offer employment to personnel employed by competitors, we may become subject to claims of unfair hiring practices and incur substantial costs in defending ourselves against these claims, regardless of their merit. If we are unable to effectively recruit, hire and utilize new employees, execution of our business strategy and our ability to react to changing market conditions may be impeded, and our business, financial condition and results of operations may suffer.
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
As a public company, we incur significant accounting, legal and other expenses, including costs associated with our public company reporting requirements. We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements and rules under SOX and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") among other rules and regulations implemented by the SEC, as well as listing requirements of the New York Stock Exchange (the "NYSE"). Furthermore, these laws and regulations could make it difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of SOX and the Dodd-Frank Act and rules adopted by the SEC and the NYSE, would likely result in increased costs to us as we respond to their requirements. We continue to invest resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expense.
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

10.1*	Offer Letter by and between Calix, Inc. and Michael Weening dated May 20, 2016.

10.2*	Letter Agreement dated June 22, 2016 amending Employment Agreement by and between Calix, Inc. and Andrew Lockhart.

10.3*	Consulting Agreement by and between Calix, Inc. and Kevin Peters dated July 29, 2016.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: August 3, 2016	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2016	By:	/s/ William J. Atkins
William J. Atkins
EVP & Chief Financial Officer (Principal Financial Officer)