Form 10-Q
period 2016-09-24
CALIX, INC
filed 2016-11-02
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of October 24, 2016, there were 48,789,247 shares of the Registrant's common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 24, 2016	December 31, 2015
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$31,764	$23,626
Marketable securities	29,554	49,964
Accounts receivable, net	57,256	47,155
Inventory	40,190	47,667
Deferred cost of revenue	14,718	4,918
Prepaid expenses and other current assets	15,700	9,470
Total current assets	189,182	182,800
Property and equipment, net	16,017	17,149
Goodwill	116,175	116,175
Intangible assets, net	1,627	6,618
Other assets	937	1,144
Total assets	$323,938	$323,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,340	$19,603
Accrued liabilities	49,019	35,512
Deferred revenue	16,226	12,124
Total current liabilities	84,585	67,239
Long-term portion of deferred revenue	19,850	19,569
Other long-term liabilities	979	1,293
Total liabilities	105,414	88,101
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 24, 2016 and December 31, 2015	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized; 54,118,410 shares issued and 48,788,593 shares outstanding as of September 24, 2016, and 53,049,781 shares issued and 49,509,251 shares outstanding as of December 31, 2015	1,353	1,326
Additional paid-in capital	830,225	818,754
Accumulated other comprehensive loss	(226)	(195)
Accumulated deficit	(572,842)	(556,923)
Treasury stock, 5,329,817 shares and 3,540,530 shares as of September 24, 2016 and December 31, 2015, respectively	(39,986)	(27,177)
Total stockholders’ equity	218,524	235,785
Total liabilities and stockholders’ equity	$323,938	$323,886

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Revenue	$121,187	$112,297	$326,987	$302,464
Cost of revenue:
Products and services (1)	66,830	57,096	174,665	152,308
Amortization of intangible assets	813	2,088	3,290	6,264
Total cost of revenue	67,643	59,184	177,955	158,572
Gross profit	53,544	53,113	149,032	143,892
Operating expenses:
Research and development (1)	28,119	22,120	75,925	66,885
Sales and marketing (1)	20,575	18,424	58,850	57,398
General and administrative (1)	8,615	9,140	32,940	28,728
Amortization of intangible assets	—	2,552	1,701	7,656
Litigation settlement gain	(4,500)	—	(4,500)	—
Total operating expenses	52,809	52,236	164,916	160,667
Income (loss) from operations	735	877	(15,884)	(16,775)
Interest and other income (expense), net:
Interest income	184	297	611	1,014
Interest expense	(155)	(263)	(489)	(921)
Other income (expense), net	81	196	297	273
Income (loss) before provision for income taxes	845	1,107	(15,465)	(16,409)
Provision for income taxes	209	185	454	378
Net income (loss)	$636	$922	$(15,919)	$(16,787)
Net income (loss) per common share:
Basic	$0.01	$0.02	$(0.33)	$(0.32)
Diluted	$0.01	$0.02	$(0.33)	$(0.32)
Weighted-average number of shares used to
compute net income (loss) per common share:
Basic	48,773	51,756	48,578	51,814
Diluted	49,309	52,016	48,578	51,814

Net income (loss)	$636	$922	$(15,919)	$(16,787)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale
marketable securities, net	(9)	30	97	66
Foreign currency translation adjustments, net	(87)	(196)	(128)	(177)
Total other comprehensive income (loss), net of tax	(96)	(166)	(31)	(111)
Comprehensive income (loss)	$540	$756	$(15,950)	$(16,898)

(1) Includes stock-based compensation as follows:
Cost of revenue	$174	$163	$484	$549
Research and development	1,573	964	3,719	3,659
Sales and marketing	1,661	688	3,323	3,769
General and administrative	1,269	775	2,840	2,616

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 24, 2016	September 26, 2015
Operating activities:
Net loss	$(15,919)	$(16,787)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,282	7,602
Loss on retirement of property and equipment	—	14
Amortization of intangible assets	4,991	13,920
Amortization of premiums related to available-for-sale securities	337	743
Stock-based compensation	10,366	10,593
Changes in operating assets and liabilities:
Restricted cash	—	295
Accounts receivable, net	(10,104)	(17,443)
Inventory	7,477	2,983
Deferred cost of revenue	(9,800)	2,082
Prepaid expenses and other assets	(6,058)	4,181
Accounts payable	(356)	(6,841)
Accrued liabilities	13,974	(1,055)
Deferred revenue	4,383	(1,312)
Other long-term liabilities	(313)	(167)
Net cash provided by (used in) operating activities	5,260	(1,192)
Investing activities:
Purchases of property and equipment	(5,364)	(5,943)
Purchases of marketable securities	—	(46,750)
Maturities of marketable securities	20,170	51,265
Net cash provided by (used in) investing activities	14,806	(1,428)
Financing activities:
Proceeds from exercise of stock options	14	625
Proceeds from employee stock purchase plan	2,905	2,865
Payments for repurchases of common stock	(12,809)	(11,124)
Taxes paid for awards vested under equity incentive plans	(1,787)	(2,093)
Net cash used in financing activities	(11,677)	(9,727)
Effect of exchange rate changes on cash and cash equivalents	(251)	(288)
Net increase (decrease) in cash and cash equivalents	8,138	(12,635)
Cash and cash equivalents at beginning of period	23,626	48,829
Cash and cash equivalents at end of period	$31,764	$36,194

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
The Company's fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one fewer day in the nine months ended September 24, 2016 than in the nine months ended September 26, 2015. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. Our significant accounting policies did not change during the nine months ended September 24, 2016.
Concentration of Customer Risk
The Company had two customers that each accounted for more than 10% of its total revenue for the three and nine months ended September 24, 2016 and one of these customers accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 26, 2015. These two customers together represented 37% and 34% of the Company’s total revenue for the three and nine months ended September 24, 2016, respectively, and 27% and 26% of the Company’s total revenue for the three and nine months ended September 26, 2015, respectively. Each of these two customers represented more than 10% of the Company’s accounts receivable as of September 24, 2016 and one of these customers represented more than 10% of the Company’s accounts receivable as of December 31, 2015.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in the first quarter of fiscal 2017. Early application is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements.
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
The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. The Company reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things: the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent and ability to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The Company has evaluated its investments as of September 24, 2016 and has determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 24, 2016	December 31, 2015
Cash and cash equivalents:
Cash	$17,708	$13,378
Money market funds	14,056	10,248
Total cash and cash equivalents	31,764	23,626
Marketable securities:
Corporate debt securities	23,051	35,799
U.S. government agency securities	6,503	10,520
Commercial paper	—	3,645
Total marketable securities	29,554	49,964
Total cash, cash equivalents and marketable securities	$61,318	$73,590

The carrying amounts of our money market funds approximate their fair values due to their nature, duration and short maturities.
As of September 24, 2016, the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$23,050	$4	$(3)	$23,051
U.S. government agency securities	6,501	2	—	6,503
Total marketable securities	$29,551	$6	$(3)	$29,554
As of December 31, 2015, the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$35,869	$2	$(72)	$35,799
U.S. government agency securities	10,544	—	(24)	10,520
Commercial paper	3,645	—	—	3,645
Total marketable securities	$50,058	$2	$(96)	$49,964
As of September 24, 2016, the amortized cost and fair value of marketable securities by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$29,551	$29,554
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
The following table sets forth the Company's financial assets measured at fair value on a recurring basis as of September 24, 2016 and December 31, 2015, based on the three-tier fair value hierarchy (in thousands):

As of September 24, 2016	Level 1	Level 2	Total
Money market funds	$14,056	$—	$14,056
Corporate debt securities	—	23,051	23,051
U.S. government agency securities	—	6,503	6,503
Total	$14,056	$29,554	$43,610

As of December 31, 2015	Level 1	Level 2	Total
Money market funds	$10,248	$—	$10,248
Corporate debt securities	—	35,799	35,799
U.S. government agency securities	—	10,520	10,520
Commercial paper	—	3,645	3,645
Total	$10,248	$49,964	$60,212

The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities, U.S. government agency securities and commercial paper classified as Level 2 were derived from quoted market prices for similar instruments indexed to prevailing market yield rates. The Company has no Level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 24, 2016 and September 26, 2015.
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
There have been no significant events or changes in circumstances subsequent to the 2016 annual impairment test that would more likely than not indicate that the carrying value of goodwill may have been impaired as of September 24, 2016. Therefore, there was no impairment to the carrying value of the Company's goodwill as of September 24, 2016.
Intangible Assets
Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of September 24, 2016 and December 31, 2015 are disclosed in the following table (in thousands):

	September 24, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(67,337)	$1,627	$68,964	$(64,047)	$4,917
Customer relationships	54,740	(54,740)	—	54,740	(53,039)	1,701
Total intangible assets, excluding goodwill	$123,704	$(122,077)	$1,627	$123,704	$(117,086)	$6,618
Amortization expense was $0.8 million and $4.6 million for the three months ended September 24, 2016 and September 26, 2015, respectively. Amortization expense was $5.0 million and $13.9 million for the nine months ended September 24, 2016 and September 26, 2015, respectively.
As of September 24, 2016, expected future amortization expense for the fiscal years indicated is as follows (in thousands):

Period	Expected Amortization Expense
Remainder of 2016	$814
2017	813
Total	$1,627
6. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	September 24, 2016	December 31, 2015
Accounts receivable	$58,752	$48,319
Allowance for doubtful accounts	(629)	(501)
Product return reserve	(867)	(663)
Accounts receivable, net	$57,256	$47,155
Inventory consisted of the following (in thousands):

	September 24, 2016	December 31, 2015
Raw materials	$2,035	$2,209
Finished goods	38,155	45,458
Total inventory	$40,190	$47,667
Property and equipment, net consisted of the following (in thousands):

	September 24, 2016	December 31, 2015
Test equipment	$42,038	$39,035
Computer equipment and software	29,176	27,736
Furniture and fixtures	2,457	1,833
Leasehold improvements	6,570	6,554
Total	80,241	75,158
Accumulated depreciation and amortization	(64,224)	(58,009)
Property and equipment, net	$16,017	$17,149

Accrued liabilities consisted of the following (in thousands):

	September 24, 2016	December 31, 2015
Accrued compensation and related benefits	$21,394	$13,809
Accrued warranty	11,373	9,564
Accrued professional and consulting fees	5,887	2,813
Accrued customer rebates	2,029	784
Accrued excess and obsolete inventory at contract manufacturers	1,084	1,011
Accrued insurance	946	—
Accrued non income related taxes	849	905
Accrued business travel expenses	837	580
Advance customer payments	709	1,094
Accrued rent	412	381
Accrued freight	296	486
Accrued hosting services	248	466
Income taxes payable	—	322
Accrued other	2,955	3,297
Total accrued liabilities	$49,019	$35,512
Deferred revenue consisted of the following (in thousands):

	September 24, 2016	December 31, 2015
Current:
Product and services	$12,988	$8,937
Extended warranty	3,238	3,187
	16,226	12,124
Non-current:
Product and services	46	58
Extended warranty	19,804	19,511
	19,850	19,569
Total deferred revenue	$36,076	$31,693
Deferred cost of revenue consisted of costs incurred for products and services for which revenues have been deferred.
7. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2015 are disclosed in our Annual Report on Form 10-K, and have not changed materially during the nine months ended September 24, 2016.
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
Changes in the Company’s warranty reserve were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Balance at beginning of period	$9,152	$9,325	$9,564	$9,553
Warranty charged to cost of revenue	3,180	781	6,292	2,929
Utilization of warranty	(948)	(722)	(4,073)	(3,098)
Adjustments to pre-existing warranty	(11)	(400)	(410)	(400)
Balance at end of period	$11,373	$8,984	$11,373	$8,984
Litigation
From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities.
Steinhardt v. Howard-Anderson, et al.
As previously disclosed, in connection with the Company’s February 22, 2011 merger transaction with Occam Networks, Inc. (“Occam”) a complaint was filed on October 6, 2010 by stockholders of Occam in the Delaware Court of Chancery styled as Steinhardt v. Howard-Anderson, et al. (Case No. 5878-VCL). The complaint, as initially amended, sought injunctive relief rescinding the merger transaction and an award of damages in an unspecified amount, as well as plaintiffs’ costs, attorney’s fees, and other relief, and also alleged that Occam (which has since merged into Calix), each Occam director and the Occam CFO breached their fiduciary duties by failing to attempt to obtain the best purchase price for Occam and failing to disclose certain allegedly material facts about the merger transaction in the preliminary proxy statement and prospectus included in the Registration Statement on Form S-4 for the transaction. In July 2015, the complaint was amended to add Wilson Sonsini Goodrich & Rosati, P.C. (“Wilson Sonsini”), Occam’s counsel and former defense counsel in this lawsuit. Trial on the matter commenced on April 11, 2016 before the Delaware Court of Chancery.
On April 14, 2016, the parties entered into a memorandum of understanding of a settlement in principle (“Settlement”) to resolve all of the claims pending before the Delaware Court of Chancery and related claims for a total settlement consideration of $35.0 million. The Settlement was made without any admission of any wrongdoing on the part of the Company or its officers and directors. Further, the Settlement terms provide that neither the Company nor any of its officers or directors would be required to make any contribution to the settlement consideration of $35 million to be paid for the benefit of the plaintiff class. On May 31, 2016, the parties signed a global settlement agreement reflecting the terms of the Settlement and filed the agreement for court approval. The court approved the global settlement at a hearing held on August 26, 2016 and, on September 7, 2016, issued its Order and Final Judgment, terminating the case before the Delaware Court of Chancery.
The Company did not previously accrue any estimated loss in connection with this action and, as a result of the Settlement, will not recognize any loss related to this action. The Company incurred defense costs related to this litigation in connection with its obligations, under certain circumstances, to hold harmless and indemnify each of the former Occam directors and officers named as defendants in this action against judgments, fines, settlements and expenses related to claims against such directors and officers to the fullest extent permitted under Delaware law and Occam’s bylaws and certificate of incorporation. In addition, the Company has paid fees and expenses incurred by Jefferies in connection with this matter pursuant to Jefferies indemnity demand under the engagement letter between Occam and Jefferies. Defense costs that were in excess of available insurance coverage or for which the Company’s insurance carriers denied coverage were recorded as operating expense in the Company’s Consolidated Statement of Comprehensive Income (Loss) in the periods incurred. Until the Settlement was reached, the Company continued to incur significant litigation expenses, including expenses that were not covered by insurance, to defend and litigate this matter. For the nine months ended September 24, 2016, the Company recorded litigation defense costs and expenses in excess of its insurance coverage of $6.4 million as operating expense in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The deadline for appeal of the Order and Final Judgment was October 7, 2016. No appeals were filed and the Company expects to receive the $4.5 million cash payment on or before November 22, 2016.
Under the terms of the Settlement (and separate from the settlement consideration), the Company will receive a cash payment of $4.5 million in partial recovery of its out-of-pocket expenses incurred in the litigation, payable to the Company within 45 days of the court’s order entering judgment in the litigation. As disclosed above, the Delaware court issued its Order and Final Judgment on September 7, 2016. Accordingly, during the fiscal quarter ended September 24, 2016, the Company accrued $4.5 million as “Litigation settlement gain”, presented as a reduction to operating expenses in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The Company is not currently a party to any other legal proceedings that, if determined adversely to the Company, in management’s opinion, is currently expected to individually or in the aggregate have a material adverse effect on the Company's business, operating results or financial condition taken as a whole.
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
8. Net Income (Loss) per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Numerator:
Net income (loss)	$636	$922	$(15,919)	$(16,787)
Denominator:
Weighted-average common shares outstanding used to compute basic net income (loss) per share	48,773	51,756	48,578	51,814
Effect of dilutive common stock equivalents	536	260	—	—
Weighted-average common shares outstanding used to compute diluted net income (loss) per share	49,309	52,016	48,578	51,814
Basic net income (loss) per common share	$0.01	$0.02	$(0.33)	$(0.32)
Diluted net income (loss) per common share	$0.01	$0.02	$(0.33)	$(0.32)
Potentially dilutive shares, weighted average	3,951	5,244	5,794	6,062
For the three and nine months ended September 26, 2015, unvested restricted stock awards are included in the calculation of weighted-average common shares outstanding because such shares are participating securities; however, the impact was immaterial. All restricted stock awards completed their vesting on July 20, 2015.
Potentially dilutive shares have been excluded from the computation of diluted net loss per common share when their effect is antidilutive. These antidilutive shares were primarily from stock options, restricted stock units and performance restricted stock awards. For periods presented where the Company reported a net loss, the effect of all potentially dilutive securities would be antidilutive, and as a result diluted net loss per common share is the same as basic net loss per common share.
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
Stock Options
During the three and nine months ended September 24, 2016, the Company granted 380,000 stock options at a weighted-average grant date fair value of $3.29 per share as determined using the Black-Scholes option-pricing model. During the three months ended September 24, 2016, no stock options were exercised. During the nine months ended September 24, 2016, 2,312 stock options were exercised at a weighted-average exercise price of $5.85 per share. As of September 24, 2016, unrecognized stock-based compensation expense of $3.1 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock Units
During the three months ended September 24, 2016, 102,200 RSUs were granted with a weighted-average grant date fair value of $7.84 per share. During the nine months ended September 24, 2016, 1,094,513 RSUs were granted with a weighted-average grant date fair value of $7.01 per share. During the three months ended September 24, 2016, 58,444 RSUs vested, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes, and were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $0.2 million were remitted to the relevant taxing authorities during the three months ended September 24, 2016. During the nine months ended September 24, 2016, 546,534 RSUs vested, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes, and were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $1.7 million were remitted to the relevant taxing authorities during the nine months ended September 24, 2016. As of September 24, 2016, unrecognized stock-based compensation expense of $14.6 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.6 years.
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
During the three months ended September 24, 2016, no PRSUs were granted to executives. During the nine months ended September 24, 2016, the Company granted 550,000 PRSUs to its executives with a weighted-average grant date fair value of $7.42 per share. These particular performance-based awards contain a one-year performance period and a subsequent two-year service period. The performance target is based on the Company's revenue during the performance period and accounted for as a performance condition. After the one-year performance period, if the performance target is met and subject to certification by the Compensation Committee, each PRSU award shall vest in respect to 50% of the PRSUs subject to the award in February 2017, 25% in February 2018 and 25% in February 2019, subject to the executive’s continuous service with the Company from the grant date through the respective vesting dates. If the performance target is not met, all PRSUs granted under this award shall be immediately forfeited and canceled without vesting of any shares.
During the three months ended September 24, 2016, no PRSUs vested and were converted into shares of common stock. During the nine months ended September 24, 2016, 44,992 PRSUs vested and were converted into 26,557 shares of common stock, net of shares withheld at the then-current value equivalent to the employees' minimum statutory obligation for applicable income and other employment taxes. Taxes withheld from employees of $0.1 million were remitted to the relevant taxing authorities during the nine months ended September 24, 2016. As of September 24, 2016, unrecognized stock-based compensation expense of $2.2 million related to PRSUs, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 1.1 years.
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
Prior to 2015, the offering periods under the 2010 ESPP are six-month periods commencing on June 1 and December 1 of each year. In January 2015, the Compensation Committee of the Company’s Board of Directors approved a change in those six-month period commencement dates to November 2 and May 2 of each year, effective November 2, 2015. In July 2016, the Compensation Committee of the Company’s Board of Directors approved a change in those six-month period commencement dates to May 15 and November 15 of each year, effective May 15, 2017. The ending date of the ESPP offering period commencing on November 2, 2016 will be extended until May 14, 2017 as a result of this change. The price of common stock purchased under the plan is 85 percent of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of September 24, 2016, there were 635,913 shares available for issuance under the ESPP.
During the three and nine months ended September 24, 2016, 493,226 shares were purchased under the ESPP. As of September 24, 2016, unrecognized stock-based compensation expense of $0.2 million related to the ESPP is expected to be recognized over a remaining service period of 1 month.
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
Stock-based compensation expense associated with PRSUs with graded vesting features and which contain both a performance and a service condition is measured based on the closing market price of the Company’s common stock on the date of grant, and is recognized, net of forfeitures, as expense over the requisite service period using the graded vesting attribution method. Compensation expense is only recognized if the Company has determined that it is probable that the performance condition will be met. The Company reassesses the probability of vesting at each reporting period and adjusts compensation expense based on its probability assessment. The probability of meeting the performance condition related to PRSUs granted to executives in February 2016 was assessed to be unlikely in prior quarters, as such, no stock-based compensation expense was recognized for this award in prior quarters. Based on the most recent assessment made by the Company as of September 24, 2016, the performance condition is now determined to be probable of being met. Accordingly, the corresponding stock-based compensation expense from the grant date to September 24, 2016 of $1.7 million was recorded during the quarter ended September 24, 2016.
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
During the nine months ended September 24, 2016, the Company repurchased 1,789,287 shares of common stock for $12.8 million at an average price of $7.16 per share. The Company has completed the $40 million stock repurchase program and has repurchased a total of 5,329,817 shares of common stock from May 2015 to March 2016 at an average price of $7.50 per share. The Company uses the cost method to account for common stock repurchases held in treasury. The price paid for the stock is charged to the treasury stock account shown separately within stockholders' equity as a contra-equity account.
10. Accumulated Other Comprehensive Income (Loss)
The table below summarizes the changes in accumulated other comprehensive income (loss) by component for the periods indicated (in thousands).

	Three Months Ended
	September 24, 2016			September 26, 2015
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$12	$(142)	$(130)	$(22)	$157	$135
Other comprehensive income (loss)	(9)	(87)	(96)	30	(196)	(166)
Balance at end of period	$3	$(229)	$(226)	$8	$(39)	$(31)

	Nine Months Ended
	September 24, 2016			September 26, 2015
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(94)	$(101)	$(195)	$(58)	$138	$80
Other comprehensive income (loss)	97	(128)	(31)	66	(177)	(111)
Balance at end of period	$3	$(229)	$(226)	$8	$(39)	$(31)
Realized gains and losses on sales of available-for-sale marketable securities, if any, are reclassified from accumulated other comprehensive income (loss) to "Other income (expense)" in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

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
The Company entered into a credit agreement with Bank of America, N.A. on July 29, 2013 (as amended on December 23, 2015, the “Credit Agreement”). The Credit Agreement is structured such that other financial institutions can at a later time become party to the Credit Agreement through an amendment via a syndication process (collectively, together with Bank of America, N.A., the "Lenders"). The Credit Agreement provides for a revolving facility in the aggregate principal amount of up to $50.0 million, with any borrowings limited to a maximum consolidated leverage ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the Credit Agreement). In addition, the Credit Agreement includes a $20.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for a swingline facility. Subject to customary conditions, up to $25.0 million of the revolving facility may be converted to a term loan facility at any time prior to the maturity of the revolving facility. The revolving facility matures on September 30, 2018. The credit facility is secured by substantially all of the assets of the Company, including its intellectual property. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions.
Loans under the credit facility bear interest at an annual rate equal to the base rate plus 0.75% to 1.25% or LIBOR plus 2.00% to 2.50% based on a consolidated leverage ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the Credit Agreement). Interest on the revolving facility is due quarterly, and any outstanding interest and principal is due on the maturity date of the revolving facility. The Company is required to repay principal on a term loan in twenty equal quarterly payments from the date the Company enters into a term loan, and all outstanding principal and accrued interest is due on the revolving facility maturity date. Swingline loans must be repaid on the earlier of (i) ten business days after a loan is made and (ii) the revolving facility maturity date. The Company is also required to pay commitment fees of 0.25% per year on any unused portions of this facility.
The credit facility includes affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type. Furthermore, the Credit Agreement requires us to maintain certain financial covenants, including a maximum consolidated leverage ratio, and a minimum consolidated liquidity ratio of cash, cash equivalents and accounts receivable to consolidated funded indebtedness. As of September 24, 2016, the Company was in compliance with these requirements. The credit facility also includes customary events of default, the occurrence and continuation of which would provide the Lenders with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against us and the collateral securing the loans under the credit facility.
As of September 24, 2016, no revolving loans were drawn under the Credit Agreement, as amended.
The Company incurred debt issuance costs that were directly attributable to the original issuance and amendment of this credit facility of $0.3 million in 2013 and $0.1 million in 2015, respectively. These costs are amortized over the extended term of the credit facility. As of September 24, 2016, the unamortized balance of debt issuance costs were $145.1 thousand, of which $72.6 thousand were included within "Prepaid expenses and other current assets" and $72.6 thousand were included within "Other assets" in the Company's Condensed Consolidated Balance Sheets.
12. Income Taxes
The following table presents the provision for income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Provision for income taxes	$209	$185	$454	$378
Effective tax rate	24.7%	16.7%	(2.9)%	(2.3)%
The income tax provision for the three and nine months ended September 24, 2016 and September 26, 2015 consisted primarily of foreign income taxes. The effective tax rate for the three and nine months ended September 24, 2016 and September 26, 2015 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods. The Company’s effective tax rate for the three and nine months ended September 24, 2016 and September 26, 2015 is impacted by the change in foreign income tax expense.
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
We market our access systems and related software to CSPs globally through our direct sales force as well as a growing number of resellers. At the end of the third quarter of 2016, over 22 million ports of our Unified Access portfolio have been deployed at a growing number of CSPs worldwide, whose networks serve over 100 million subscriber lines in total. Our customers include many of the world's largest communications providers. In addition, we have over 1,200 customers who have deployed gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue was $121.2 million and $327.0 million for the three and nine months ended September 24, 2016, respectively, compared to $112.3 million and $302.5 million for the three and nine months ended September 26, 2015. Our revenue levels and continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, including in particular, large CSPs and customers in international markets. Since 2015, we have seen increased market demand for turnkey solutions that include professional services together with equipment and materials, including a project we commenced in 2015 with one of our existing customers that has continued to ramp up during the third quarter of 2016 and other smaller professional services projects. Revenue for such projects are generally recognized only when project requirements are completed, typically over longer periods depending on the nature and scope of the project. Similarly, some of the costs incurred by us in the delivery of professional services, including labor and related costs, are deferred and recognized to cost of revenue when the associated revenue is recognized.
Revenue fluctuations result from many factors, including but not limited to: increases or decreases in customer orders for our products and services, customer purchase agreements with provisions that delay revenue recognition, varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets and in certain regions customers are also challenged by winter weather conditions that inhibit fiber deployment in the outside plant. Our revenue levels are also dependent upon our customers’ timing of purchases and capital expenditure plans, including expenditure plans for turnkey solutions projects, which are generally non-recurring in nature. As of September 24, 2016, our deferred revenue of $36.1 million primarily included extended warranty services contracts that are recognized ratably over the period during which the services are to be performed, as well as those relating to turnkey projects that are recognized only upon acceptance by customers. The timing of recognition of deferred revenue may cause significant fluctuations in our revenue and operating results from period to period. For the three and nine months ended September 24, 2016, we had a net income of $0.6 million and a net loss of $15.9 million, respectively, compared to a net income of $0.9 million and a net loss of $16.8 million for the three and nine months ended September 26, 2015, respectively. Since our inception we have incurred significant losses and, as of September 24, 2016, we had an accumulated deficit of $572.8 million.
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
Our gross profit and gross margin have been, and will likely continue to be, impacted by several factors, including new product introduction or upgrades to existing products, changes in customer mix, changes in the mix of products demanded and sold (and any related write-downs of existing inventory), increases in mix of revenue from channel sales rather than direct sales, shipment volumes and any related volume discounts, changes in our product costs, changes in product warranty costs, changes in pricing and the extent of customer rebates and incentive programs. Our gross margin could increase due to favorable changes in these factors, for example, increases in sales of our advanced E-Series access systems, new introductions of our GigaFamily products and reductions in the impact of rebate or similar programs. Our gross margin could decrease due to unfavorable changes in factors such as increased product costs, pricing decreases due to competitive pressure and unfavorable customer or product mix. Changes in these factors could have a material impact on our future average selling prices and unit costs. Services revenues typically have higher associated costs and lower margins and we expect that an increase in services as a mix of total revenue would result in lower gross margins. In addition, we expect costs associated with our turnkey professional services projects to be relatively higher as we ramp up our professional services business to meet demand for turnkey professional services solutions. Gross margins for turnkey professional services projects may also be impacted due to higher than anticipated costs and project delays. Moreover, to the extent that deferred cost of revenue particularly relating to the professional services portion of turnkey projects is determined to be unrecoverable, we adjust deferred cost of revenue with a charge to cost of revenue in the current period. The timing of our recognition of deferred revenue and related deferred costs could also have a material impact on our gross profit and gross margin results. The timing of recognition and the relative size of these arrangements could cause large fluctuations in our gross profit from period to period. Additionally, our gross margin could be impacted by inventory write-downs.
Our operating expenses have fluctuated based on the following factors: changes in headcount and personnel costs, timing of variable compensation expenses due to fluctuations in order volumes, timing of research and development expenses including prototype builds and outsourced development projects, fluctuations in stock-based compensation expenses due to fluctuations in equity grants or other factors affecting vesting, changes in acquisition-related expenses, and timing of legal fees and other expenses incurred in connection with the Occam litigation. In particular, in September 2016, we accrued litigation settlement gain of $4.5 million as a reduction in operating expense for recoveries made in settling Occam litigation. We have incurred increased compensation costs due to the additional headcount. We anticipate that our operating expenses will increase in absolute dollar amounts but will decline as a percentage of revenue over time.
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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015. During the nine months ended September 24, 2016, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
Comparison of the Three and Nine Months Ended September 24, 2016 and September 26, 2015
Revenue
The following table sets forth our revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 24, 2016	September 26, 2015	Variance in Dollars	Variance in Percent	September 24, 2016	September 26, 2015	Variance in Dollars	Variance in Percent
Revenue	$121,187	$112,297	$8,890	8%	$326,987	$302,464	$24,523	8%
Our revenue increased to $121.2 million for the three months ended September 24, 2016, from $112.3 million for the three months ended September 26, 2015. Our revenue increased to $327.0 million for the nine months ended September 24, 2016, from $302.5 million for the nine months ended September 26, 2015. We experienced stronger bookings and shipments in certain territories during those 2016 fiscal periods, compared to the same periods in fiscal 2015 mainly due to increased customer demand and partly attributed to the mix of product and service offerings led by the ramp of revenue associated with our turnkey projects. This was partially offset by lower revenue derived from contracts funded by the Broadband Stimulus Programs under the American Recovery and Reinvestment Act of 2009 as we completed and closed our existing contracts. The extended date for completion of projects funded under the Broadband Initiatives Program, which is administered by the RUS, ended on July 31, 2015.
Our revenue is principally derived in the United States. During the three and nine months ended September 24, 2016, revenue generated in the United States was $111.8 million and $298.8 million, respectively, and represented approximately 92% and 91% of our total revenue, compared to $97.9 million and $270.4 million, respectively, or approximately 87% and 89% of our total revenue for the same periods in 2015. International revenue was $9.4 million and $28.1 million or approximately 8% and 9% of our total revenue for the three and nine months ended September 24, 2016, respectively, compared to $14.4 million and $32.0 million, or approximately 13% and 11% of our total revenue for the same periods in 2015.
We had two customers representing more than 10% of revenue during the three months ended September 24, 2016. See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report for more details on concentration of revenue for the periods presented.
Cost of Revenue and Gross Profit
The following table sets forth our cost of revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 24, 2016	September 26, 2015	Variance in Dollars	Variance in Percent	September 24, 2016	September 26, 2015	Variance in Dollars	Variance in Percent
Cost of revenue:
Products and services	$66,830	$57,096	$9,734	17%	$174,665	$152,308	$22,357	15%
Amortization of intangible assets	813	2,088	(1,275)	(61)%	3,290	6,264	(2,974)	(47)%
Total cost of revenue	$67,643	$59,184	$8,459	14%	$177,955	$158,572	$19,383	12%
Gross profit	$53,544	$53,113	$431	1%	$149,032	$143,892	$5,140	4%
Gross margin	44%	47%			46%	48%
The increase in cost of product and services revenue by $9.7 million and $22.4 million during the three and nine months ended September 24, 2016 compared with the corresponding period in fiscal 2015 was primarily attributed to an increase in product cost of revenue of $4.1 million and $12.7 million for those respective periods mainly due to higher shipments. Our professional services cost of revenue also increased by $4.6 million and $9.2 million for those respective periods as we continue to ramp up our professional services business to meet demand for turnkey professional services solutions. Additionally, our warranty costs also increased by approximately $2.4 million and $3.4 million for those respective periods primarily driven by certain warranty charges for two specific product families. This was partially offset by a decrease in inventory write-downs attributed to slow moving inventories by approximately $2.0 million and $3.2 million for those respective periods.
Amortization of intangible assets decreased by $1.3 million and $3.0 million during the three and nine months ended September 24, 2016 compared with the corresponding periods in fiscal 2015 as one intangible asset reached completion of its amortization period before the end of the first quarter of fiscal 2016. Hence, we have a shorter amortization period for that particular intangible asset during those fiscal 2016 periods as compared with full amortization during the same periods in fiscal 2015.
Including amortization of intangible assets, gross margin decreased to 44% and 46% during the three and nine months ended September 24, 2016, from 47% and 48% during the corresponding periods in fiscal 2015. The decrease in gross margin during the three and nine months ended September 24, 2016 was primarily attributed to lower margins in services revenue. Services revenue typically have higher associated costs and lower margins. The decrease in gross margin was partially offset by the impact of lower amortization of intangible assets during the three and nine months ended September 24, 2016 compared with the corresponding periods in fiscal 2015.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 24, 2016	September 26, 2015	Variance in Dollars	Variance in Percent	September 24, 2016	September 26, 2015	Variance in Dollars	Variance in Percent
Research and development	$28,119	$22,120	$5,999	27%	$75,925	$66,885	$9,040	14%
Percent of total revenue	23%	20%			23%	22%
The increase in research and development expenses by $6.0 million and $9.0 million during the three and nine months ended September 24, 2016 compared with the corresponding periods in fiscal 2015 was primarily due to an increase in compensation and employee benefits of $2.3 million and $3.9 million, respectively. We increased our research and development efforts to support our growing product portfolio, strategic investment in new solutions, including next generation solutions and new customer segments, and international market expansion, hence, we increased our research and development workforce by hiring new full time employees which led to higher compensation cost. Professional services expenses mainly relating to outside development services also increased by $2.1 million and $3.2 million during the three and nine months ended September 24, 2016, respectively, compared with the corresponding periods in fiscal 2015 primarily due to relatively larger scale consulting projects. Expenditures relating to prototype and expendable equipment used for research and development activities also increased by approximately $0.8 million and $2.0 million for those respective periods. Additionally, stock-based compensation expense related to research and development employees also increased by approximately $0.6 million during the three months ended September 24, 2016 compared with the corresponding period in fiscal 2015 primarily due to performance-based executive equity awards granted in 2016. During the nine months ended September 24, 2016, stock-based compensation expense related to research and development employees was relatively flat as the increase attributed to performance-based executive equity awards granted in 2016 was substantially offset by the impact of equity awards that completed vesting in 2015.
We are continuing our strategic investments in our Unified Access portfolio. We intend to continue to invest in research and development to support our systems and software platforms in anticipation of expected growth opportunities.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 24, 2016	September 26, 2015	Variance in Dollars	Variance in Percent	September 24, 2016	September 26, 2015	Variance in Dollars	Variance in Percent
Sales and marketing	$20,575	$18,424	$2,151	12%	$58,850	$57,398	$1,452	3%
Percent of total revenue	17%	16%			18%	19%
The increase in sales and marketing expenses by $2.2 million and $1.5 million during the three and nine months ended September 24, 2016, respectively, compared with the corresponding periods in fiscal 2015 was partially due to $0.2 million and $1.1 million increase in commissions for those respective periods attributed to higher shipments. Expenses relating to marketing events, trade shows and product giveaways also increased by $0.3 million and $0.6 million during the three and nine months ended September 24, 2016 compared with the corresponding periods in fiscal 2015. Additionally, stock-based compensation expense related to sales and marketing employees also increased by approximately $1.0 million during the three months ended September 24, 2016 compared with the corresponding period in fiscal 2015 primarily due to performance-based executive equity awards granted in 2016. During the nine months ended September 24, 2016, stock-based compensation expense related to sales and marketing employees decreased by $0.4 million as the increase attributed to performance-based executive equity awards granted in 2016 was more than offset by the impact of equity awards that completed vesting in 2015.
We expect to continue our investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 24, 2016	September 26, 2015	Variance in Dollars	Variance in Percent	September 24, 2016	September 26, 2015	Variance in Dollars	Variance in Percent
General and administrative	$8,615	$9,140	$(525)	(6)%	$32,940	$28,728	$4,212	15%
Percent of total revenue	7%	8%			10%	9%
General and administrative expenses decreased by $0.5 million during the three months ended September 24, 2016 and increased by $4.2 million during the nine months ended September 24, 2016 compared with the corresponding periods in fiscal 2015, primarily due to professional services which decreased by $0.9 million and increased by $2.7 million for those respective periods. This was mainly attributed to a $0.7 million decrease and $3.6 million increase in legal fees and expenses during those respective periods related to defense costs in the Occam litigation that were not reimbursable under our Directors & Officers liability insurance or were otherwise in excess of the insurance coverage, partially offset by lower consulting and contracted labor services which decreased by $0.7 million during the nine months ended September 24, 2016. Additionally, our compensation and employee benefits also increased by $0.4 million and $1.6 million during the three and nine months ended September 24, 2016 compared with the same periods in fiscal 2015 mainly relating to increases in headcount.
Amortization of Intangible Assets
The following table sets forth our amortization of intangible assets included in operating expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 24, 2016	September 26, 2015	Variance in Dollars	Variance in Percent	September 24, 2016	September 26, 2015	Variance in Dollars	Variance in Percent
Amortization of intangible assets	$—	$2,552	$(2,552)	(100)%	$1,701	$7,656	$(5,955)	(78)%
Percent of total revenue	—%	2%			1%	3%
The decrease in amortization of intangible assets by $2.6 million and $6.0 million during the three and nine months ended September 24, 2016 compared with the corresponding periods in fiscal 2015 was due to an intangible asset that had reached completion of its amortization period before the end of the first quarter of fiscal 2016. Hence, we have a shorter amortization period for that particular intangible asset in fiscal 2016 periods as compared with full amortization during the same periods in fiscal 2015.

Litigation Settlement Gain
The following table sets forth our litigation settlement gain (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 24, 2016	September 26, 2015	Variance in Dollars	Variance in Percent	September 24, 2016	September 26, 2015	Variance in Dollars	Variance in Percent
Litigation settlement gain	$(4,500)	$—	$(4,500)	100%	$(4,500)	$—	$(4,500)	100%
Percent of total revenue	(4)%	—%			(1)%	—%
During the three and nine months ended September 24, 2016, we recognized litigation settlement gain of $4.5 million as a reduction to operating expense. This litigation settlement gain consisted of a litigation settlement accrual of $4.5 million in partial recovery of out-of-pocket costs incurred by the Company related to Occam litigation which is disclosed and described in further detail in Note 7 to the unaudited condensed consolidated financial statements.
Provision for Income Taxes
The following table sets forth our provision for income taxes (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 24, 2016	September 26, 2015	Variance in Dollars	Variance in Percent	September 24, 2016	September 26, 2015	Variance in Dollars	Variance in Percent
Provision for income taxes	$209	$185	$24	13%	$454	$378	$76	20%
Effective tax rate	24.7%	16.7%			(2.9)%	(2.3)%
The income tax provision for the three and nine months ended September 24, 2016 and September 26, 2015 consisted primarily of foreign income taxes. The effective tax rate for the three and nine months ended September 24, 2016 and September 26, 2015 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods. The Company’s effective tax rate for the three and nine months ended September 24, 2016 and September 26, 2015 is impacted by the change in foreign income tax expense.
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
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations. At September 24, 2016, we had cash, cash equivalents and marketable securities of $61.3 million, which consisted of deposits held at banks, money market mutual funds held at major financial institutions and highly liquid marketable securities such as corporate debt instruments and U.S. government agency securities. This includes $5.7 million of cash held by our foreign subsidiaries. Our current intent is to permanently reinvest our earnings from foreign operations outside the U.S., and our current plans do not demonstrate a need to repatriate the earnings from foreign operations to fund our U.S. operations.
Operating Activities
Net cash provided by operations of $5.3 million in the nine months ended September 24, 2016 consisted of a net loss of $15.9 million and $0.8 million of cash flow decreases reflected in the net change in assets and liabilities, more than offset by $22.0 million of non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $10.1 million increase in accounts receivable mainly due to higher revenue in 2016, a $6.1 million increase in prepaid expenses and other assets mainly due to litigation settlement gain accrual, a $5.4 million net decrease in deferred revenue and deferred cost of revenue as a result of revenue and cost recognition for previous shipments related to certain turnkey projects and RUS-funded contracts, and a $0.4 million decrease in accounts payable primarily due to the timing of inventory receipts and payments to our manufacturers. This was partially offset by a $13.7 million increase in accrued expenses and other liabilities primarily due to the timing of our payroll, sales commissions and other expenses accruals and payout, and a $7.5 million decrease in inventories primarily due to higher inventory turnover. Non-cash charges primarily consisted of $10.4 million of stock-based compensation, $5.0 million of amortization of intangible assets, $6.3 million of depreciation and amortization and $0.3 million of amortization of premiums related to available-for-sale securities.
Net cash used in operations of $1.2 million in the nine months ended September 26, 2015 consisted of a net loss of $16.8 million and $17.2 million of cash flow decreases reflected in the net change in assets and liabilities, partially offset by $32.8 million of non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a $17.4 million increase in accounts receivable, a $6.8 million decrease in accounts payable due to payments to our manufacturers, and a $1.3 million decrease in accrued expenses and other liabilities primarily due to the timing of our sales commissions payout. This was partially offset by a $3.0 million decrease in inventories primarily due to higher inventory turnover, a $4.2 million decrease in prepaid expenses and other assets, a release of $0.3 million restricted cash previously used to collateralize outstanding letters of credit with Silicon Valley Bank, and a $0.8 million net increase in deferred revenue and deferred cost of revenue as a result of certain RUS-funded and BBS contracts recognized during the period. Non-cash charges primarily consisted of $13.9 million of amortization of intangible assets, $10.6 million of stock-based compensation, $7.6 million of depreciation and amortization and $0.7 million of amortization of premiums related to available-for-sale securities.
Investing Activities
Net cash provided by investing activities of $14.8 million in the nine months ended September 24, 2016 consisted of $20.2 million in maturities of marketable securities, partially offset by $5.4 million in capital expenditures for purchases of test equipment, computer equipment and software.
Our cash used in investing activities of $1.4 million in the nine months ended September 26, 2015 consisted of $5.9 million in capital expenditures for purchases of test equipment, computer equipment and software, partially offset by $4.5 million in net maturities of marketable securities, which provide higher yields than money market funds.
Financing Activities
Net cash used in financing activities of $11.7 million in the nine months ended September 24, 2016 primarily consisted of $12.8 million in repurchases of common stock and $1.8 million in payment of payroll taxes for the vesting of awards under equity incentive plans, offset by $2.9 million of proceeds from the issuance of common stock under the employee stock purchase plan (“ESPP”) and $14.0 thousand in proceeds from the exercises of stock options.
Net cash used in financing activities of $9.7 million in the nine months ended September 26, 2015 consisted of $11.1 million repurchases of common stock and $2.1 million in payment of payroll taxes for the vesting of awards under equity incentive plans, offset by $2.9 million of proceeds from the issuance of common stock under the ESPP and $0.6 million in proceeds from the exercises of stock options.
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
During the nine months ended September 24, 2016, we repurchased 1,789,287 shares of common stock for $12.8 million at an average price of $7.16 per share. We have completed the $40 million stock repurchase program and have repurchased a total of 5,329,817 shares of common stock from May 2015 to March 2016 at an average price of $7.50 per share.
Working Capital and Capital Expenditure Needs
We currently have no material cash commitments, except for normal recurring trade payables, expense accruals, operating leases and non-cancelable firm purchase commitments. We expect our working capital needs to increase related to turnkey arrangements where we may purchase some equipment, components and materials and pay our subcontractors at the outset of a project, but we generally do not expect payment from our customers until completion and acceptance of the associated services, which may be one or more quarters later. In addition, we believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.
We have a credit facility with an aggregate principal amount of up to $50.0 million. The credit facility matures in September 2018, as amended. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions. As of September 24, 2016, no revolving loans were drawn under this credit facility.
We believe based on our current operating plan, our existing cash, cash equivalents, marketable securities and amounts available under our credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing, extent and size of turnkey professional services projects, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be harmed.

Contractual Obligations and Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, and have not changed materially during the nine months ended September 24, 2016.
Off-Balance Sheet Arrangements
As of September 24, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At September 24, 2016, we had cash, cash equivalents and marketable securities of $61.3 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as corporate debt instruments and U.S. government agency securities. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings, if any, under our credit facility, which allows us to borrow up to a maximum amount of $50.0 million. Borrowings under this credit facility will accrue interest at a variable rate based upon the applicable base rate or LIBOR plus a margin depending on the Company's consolidated leverage ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the Credit Agreement). As of September 24, 2016, we had no borrowings under the credit facility.
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
Our operating expenses are incurred primarily in the United States, with a small portion of expenses incurred in Brazil associated with sales and marketing expenses, China associated with our research and development operations maintained there, and in the United Kingdom where our international sales and services office is located. Our international operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. For the nine months ended September 24, 2016, approximately 88% of our operating expenses were U.S.-dollar denominated, 7% were denominated in RMB, 4% were denominated in GBP and 1% were in BRL. If the U.S. dollar had appreciated or depreciated by 10%, relative to RMB, GBP and BRL, our operating expenses for the first nine months of 2016 would have decreased or increased by approximately $2.0 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 24, 2016 was a net translation loss of approximately $0.1 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss.
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

Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Condensed Consolidated Statements of Comprehensive Income (Loss). During the nine months ended September 24, 2016, the net gain we recognized related to these foreign exchange assets and liabilities was approximately $0.1 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of September 24, 2016, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
We have experienced net losses in each year of our existence. For the years ended December 31, 2015, 2014 and 2013, we incurred net losses of $26.3 million, $20.8 million, and $17.3 million, respectively. For the first nine months of 2016, we incurred a net loss of $15.9 million. As of September 24, 2016 and December 31, 2015, we had an accumulated deficit of $572.8 million and $556.9 million, respectively.
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
The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our competitors include companies such as ADTRAN, Inc., Alcatel-Lucent S.A. (now part of Nokia), Arris Group, Inc., Ciena Corporation, Huawei Technologies Co. Ltd., ZTE Corporation and DASAN Zhone Solutions, Inc., among others.
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
Our market is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and unanticipated changes in subscriber requirements. Our future success will depend significantly on our ability to anticipate and adapt to such changes, and to offer, on a timely and cost-effective basis, products and features that meet changing CSP demands and industry standards. We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2015, 2014 and 2013, our research and development expenses were $89.7 million, or 22% of our revenue, $80.3 million, or 20% of our revenue, and $79.3 million, or 21% of our revenue, respectively. For the first nine months of 2016, our research and development expenses were $75.9 million, or 23% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
We and our business partners, including our contract manufacturers and suppliers, depend on sole-source, single-source and limited-source suppliers for some key components. If we and our business partners are unable to source these components on a timely basis, we will not be able to deliver our products to our customers.
We and our business partners, including our contract manufacturers and suppliers, depend on sole-source, single-source and limited-source suppliers for some key components of our products. For example, certain of our application-specific integrated circuit processors and resistor networks are purchased from sole-source suppliers.
Any of the sole-source, single-source and limited-source suppliers upon whom we or our business partners rely could stop producing our components, cease operations, or enter into exclusive arrangements with our competitors. In addition, purchase volumes of such components may be too low for Calix to be considered a priority customer by these suppliers. As a result, these suppliers could stop selling to us and our business partners at commercially reasonable prices, or at all. Any such interruption or delay may force us and our business partners to seek similar components from alternative sources, which may not be available. Switching suppliers could also require that we redesign our products to accommodate new components, and could require us to re-qualify our products with our customers, which would be costly and time-consuming. Any interruption in the supply of sole-source, single-source or limited-source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher expenses and would harm our business.
We utilize domestic and international third parties to design and manufacture certain of our products. If these manufacturers fail to provide these products, we could incur additional costs and delays or lose revenue.
From time to time we enter into original design manufacturer ("ODM") and original equipment manufacturer ("OEM") agreements for the design and manufacture of certain products in order to enable us to offer products on an accelerated basis. For example, a third party assisted in the design of and currently manufactures portions of our E-series systems and nodes family. If any of these ODMs or OEMs stop producing these products, for any reason, we would have to obtain similar products from alternative sources, which may not be available on commercially reasonable terms, if at all. We also have limited control over disruptions, such as supply interruptions or manufacturing quality, that may occur at ODM and OEM facilities located outside of the United States. In addition, switching manufacturers could require us to re-qualify our products with our customers, which would also be costly and time-consuming. Any interruption in the supply of products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher expenses and would harm our business.

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
Customers are demanding greater professional and support services for our products, which usually have a lower gross margin than product purchases. Revenue recognized from professional and support services may be delayed because fees are often not due until a project or milestone is completed. Additionally, if we are unable to meet project deadlines for professional and support services due to a supplier’s inability to meet our demands for components, we may have to pay a higher premium from another supplier to source such components, which would directly impact our gross margins. Consequently, as more of our revenue mix includes a greater proportion of professional services, our gross margins may not be sustainable or may be negatively impacted. Moreover, our recent increases in revenue mix towards services have resulted in increased deferred costs, including costs directly associated with the delivery of the professional services for the arrangement, that are recognized as cost of revenue only when all revenue recognition criteria are met for the arrangement. In the event some or all of such deferred costs are deemed unrecoverable, we will incur additional charges to cost of revenue in the period such deferred costs are determined to be unrecoverable.  Any charge to cost of revenue for deferred costs determined to be unrecoverable would negatively impact our gross margins.
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
We acquired Occam Networks in 2011 and Ericsson's fiber access assets in 2012. We may in the future acquire other businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated and expect to continue to evaluate a wide array of potential strategic transactions. We have limited experience making such acquisitions or integrating these businesses after such acquisitions. Unanticipated costs to us from these historical transactions as well as both anticipated and unanticipated costs to us related to any future transactions could exceed amounts that are covered by insurance and could have a material adverse impact on our financial condition and results of operations. For example, the Occam acquisition resulted in litigation with defense costs that were in excess of available Directors & Officers liability insurance coverage, including costs for which coverage was denied by our insurance carriers. Although the Delaware Court of Chancery approved a global settlement on the matter at a hearing on August 26, 2016 and, on September 7, 2016, issued its Order and Final Judgment, terminating the case before the court, our indemnity obligations, including our defense costs, in excess of such insurance coverage have been material, as described further in Note 7, “Commitments and Contingencies - Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, the anticipated benefit of any acquisitions we do may never materialize or the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures.
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
Government and regulatory authorities in the U.S. and around the world have implemented and are continuing to implement laws and regulations concerning data protection. For example, in July 2016, the European Commission adopted the EU-U.S. Privacy Shield to replace Safe Harbor as a compliance mechanism for the transfer of personal data from the European Union to the United States. The interpretation and application of these data protection laws and regulations are often uncertain and in flux, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
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
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1*	Amendment to Consulting Agreement effective as of September 3, 2016 by and between Calix, Inc. and Kevin Peters.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: November 2, 2016	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2016	By:	/s/ William J. Atkins
William J. Atkins
EVP & Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2016	By:	/s/ Sheila Cheung
Sheila Cheung
Vice President, Finance and Accounting (Principal Accounting Officer)