Form 10-Q
period 2017-04-01
CALIX, INC
filed 2017-05-10
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of May 3, 2017, there were 49,875,750 shares of the Registrant’s common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	April 1, 2017	December 31, 2016
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$26,318	$50,359
Marketable securities	25,215	27,748
Accounts receivable, net	64,188	51,336
Inventory	46,538	44,545
Deferred cost of revenue	40,454	34,763
Prepaid expenses and other current assets	11,911	10,571
Total current assets	214,624	219,322
Property and equipment, net	18,144	17,984
Goodwill	116,175	116,175
Intangible assets, net	—	813
Other assets	816	1,181
Total assets	$349,759	$355,475
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,520	$23,827
Accrued liabilities	77,015	69,715
Deferred revenue	44,416	27,854
Total current liabilities	145,951	121,396
Long-term portion of deferred revenue	20,876	20,237
Other long-term liabilities	775	878
Total liabilities	167,602	142,511
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000,000 shares authorized; no shares issued and outstanding as of April 1, 2017 and December 31, 2016	—	—
Common stock, $0.025 par value; 100,000,000 shares authorized; 54,956,348 shares issued and 49,626,531 shares outstanding as of April 1, 2017, and 54,722,135 shares issued and 49,392,318 shares outstanding as of December 31, 2016	1,374	1,368
Additional paid-in capital	839,018	836,563
Accumulated other comprehensive loss	(599)	(656)
Accumulated deficit	(617,650)	(584,325)
Treasury stock, 5,329,817 shares as of April 1, 2017 and December 31, 2016	(39,986)	(39,986)
Total stockholders’ equity	182,157	212,964
Total liabilities and stockholders’ equity	$349,759	$355,475

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
Revenue:
Systems	91,605	91,680
Services	25,913	6,695
Total revenue	117,518	98,375
Cost of revenue:
Systems (1)	57,373	47,693
Services (1)	25,768	5,200
Total cost of revenue	83,141	52,893
Gross profit	34,377	45,482
Operating expenses:
Research and development (1)	33,808	22,773
Sales and marketing (1)	22,429	19,062
General and administrative (1)	10,257	12,684
Amortization of intangible assets	—	1,701
Restructuring charges	699	—
Total operating expenses	67,193	56,220
Loss from operations	(32,816)	(10,738)
Interest and other income (expense), net:
Interest income	88	211
Interest expense	(44)	(164)
Other income (expense), net	120	83
Loss before provision for income taxes	(32,652)	(10,608)
Provision for income taxes	673	121
Net loss	$(33,325)	$(10,729)
Net loss per common share:
Basic and diluted	$(0.67)	$(0.22)
Weighted-average number of shares used to
compute net loss per common share:
Basic and diluted	49,525	48,591

Net loss	$(33,325)	$(10,729)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale marketable securities, net	(4)	65
Foreign currency translation adjustments, net	61	(18)
Total other comprehensive income (loss), net of tax	57	47
Comprehensive loss	$(33,268)	$(10,682)

(1) Includes stock-based compensation as follows:
Cost of revenue:
Systems	$116	$90
Services	56	37
Research and development	1,326	1,047
Sales and marketing	1,111	822
General and administrative	931	725

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
Operating activities:
Net loss	$(33,325)	$(10,729)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,463	1,955
Loss on retirement of property and equipment	80	—
Amortization of intangible assets	813	3,364
Amortization of premiums related to available-for-sale securities	(5)	114
Stock-based compensation	3,540	2,721
Changes in operating assets and liabilities:
Accounts receivable, net	(12,852)	3,351
Inventory	(1,993)	6,540
Deferred cost of revenue	(5,691)	810
Prepaid expenses and other assets	(968)	(576)
Accounts payable	276	(8,459)
Accrued liabilities	7,110	8,471
Deferred revenue	17,201	(2,195)
Other long-term liabilities	(103)	(98)
Net cash provided by (used in) operating activities	(23,454)	5,269
Investing activities:
Purchases of property and equipment	(2,106)	(1,453)
Purchases of marketable securities	(8,732)	—
Maturities of marketable securities	11,266	7,020
Net cash provided by investing activities	428	5,567
Financing activities:
Proceeds from exercise of stock options	13	14
Payments for repurchases of common stock	—	(12,809)
Taxes paid for awards vested under equity incentive plans	(1,093)	(251)
Net cash used in financing activities	(1,080)	(13,046)
Effect of exchange rate changes on cash and cash equivalents	65	(51)
Net decrease in cash and cash equivalents	(24,041)	(2,261)
Cash and cash equivalents at beginning of period	50,359	23,626
Cash and cash equivalents at end of period	$26,318	$21,365

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Company and Basis of Presentation
Company
Calix, Inc. (together with its subsidiaries, “Calix,” the “Company,” “our,” “we,” or “us”) was incorporated in August 1999, and is a Delaware corporation. The Company is a leading global provider of broadband communications access platforms, systems and software for fiber- and copper-based network architectures and a pioneer in software defined access that enables communications service providers (“CSPs”) to transform their networks and enhance how they connect to their residential and business subscribers. The Company develops and sells carrier-class hardware and software products, referred to as the Calix portfolio that are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively. The Company enables CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. The Company focuses solely on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All significant intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date.
The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had five more days in the three months ended April 1, 2017 than in the three months ended March 26, 2016. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Prior Period Recast
The Company’s revenue from services for the three months ended April 1, 2017 represents more than 10% of its total revenue; hence, the revenue derived from services along with its associated cost of revenue are presented separately in the accompanying Condensed Consolidated Statements of Comprehensive Loss. Services include professional services, software support services for access systems, extended warranty and training services. Accordingly, revenue and cost of revenue for the three months ended March 26, 2016 are recast solely to conform with the current period presentation. The recast does not affect total revenue, total cost of revenue and operating expenses, loss from operations, or net loss.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s significant accounting policies did not change during the three months ended April 1, 2017, except for those impacted by the newly adopted accounting standards below.
Newly Adopted Accounting Standards
Stock-Based Compensation
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of fiscal 2017 and had the following impact:

a.
Accounting for Income Taxes - The primary impact of the adoption was the recognition of excess tax benefits and tax deficiencies through the statement of operations when the awards vest or are settled rather than through paid-in capital. The new guidance eliminates the requirement to delay the recognition of excess tax benefits until it reduces current taxes payable and requires the recognition of excess tax benefits and tax deficiencies in the period they arise. The Company adopted this guidance on a modified retrospective basis beginning on January 1, 2017, and the adoption had a cumulative-effect adjustment to the beginning balance of deferred tax asset and was fully offset by the corresponding valuation allowance as of January 1, 2017. The adoption had no cumulative-effect adjustment on January 1, 2017 accumulated deficit as the Company’s net operating loss carryforwards are offset by a full valuation allowance.

b.
Classification of Excess Tax Benefits on the Statement of Cash Flows - ASU 2016-09 requires all tax-related cash flows resulting from share-based payments to be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. The Company adopted this guidance prospectively beginning on January 1, 2017. The adoption of ASU 2016-09 as it relates to this matter had no impact to the Company’s consolidated financial statements.

c.
Forfeitures - The Company has historically recognized stock-based compensation expense net of estimated forfeitures on all unvested awards and elected to continuously do so with the adoption of this new guidance. Hence, the adoption of ASU 2016-09 as it relates to this matter had no impact to the Company’s consolidated financial statements.

d.
Minimum Statutory Tax Withholding Requirements - ASU 2016-09 allows companies to withhold an amount up to the employee’s maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. The Company adopted this guidance using a modified retrospective approach. The adoption had no impact on the January 1, 2017 accumulated deficit as the Company had no outstanding liability awards that would otherwise qualify for equity classification under this new guidance.

e.
Classification of Employee Taxes Paid on the Statement of Cash Flows When an Employer Withholds Shares for Tax-Withholding Purposes - ASU 2016-09 clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash flows. The Company has historically presented the taxes paid related to net share settlement of equity awards as a financing activity on the statements of cash flows. Hence, the adoption of ASU 2016-09 as it relates to this matter had no impact to the Company’s consolidated financial statements.

Inventory
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires measurement of inventory at lower of cost and net realizable value, versus lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted ASU 2015-11 prospectively beginning on January 1, 2017. The adoption of this standard had no material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires recognition of an asset and liability for lease arrangements longer than twelve months. ASU 2016-02 will be effective for the Company beginning in the first quarter of fiscal 2019. Early application is permitted, and it is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company expects its assets and liabilities to increase as a result of the adoption of this standard. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. Additionally, it supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On August 12, 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date (“ASU 2015-14”) to defer the effective date of ASU 2014-09 by one year. ASU 2015-14 permits early adoption of the new revenue standard, but not before its original effective date. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”) which further clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) which addresses narrow-scope improvements to the guidance on collectibility, non-cash consideration, and completed contracts at transition and provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers.

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
The Company is in the initial stages of its evaluation of the impact of the new standard on its accounting policies, processes, and system requirements. The Company has assigned internal resources in addition to the engagement of third party service providers to assist in its evaluation. Additionally, the Company expects to make investments in new systems or enhancement of existing systems to enable timely and accurate reporting under the new standard. While the Company continues to perform further assessment of all potential impacts under the new standard, the Company expects the timing of revenue recognition to be accelerated for certain performance obligations related to certain revenue arrangements which are currently deferred until customer acceptance. Depending on the outcome of the Company’s final evaluation, the timing of when revenue is recognized could change significantly for those revenue arrangements under the new standard.
As part of its preliminary evaluation, the Company also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers with respect to capitalization and amortization of incremental costs of obtaining a contract. As a result of this new guidance, the Company may need to capitalize additional costs of obtaining a contract, including sales commissions, as the new cost guidance requires the capitalization of all incremental costs incurred to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided it expects to recover the costs. Accordingly, the Company may need to defer certain sales commissions and amortize them over the period that the related revenue is recognized.
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
Concentration of Customer Risk
The Company had two customers that each accounted for more than 10% of its total revenue for the three months ended April 1, 2017 and March 26, 2016. These two customers together represented 55% and 29% of the Company’s total revenue for the three months ended April 1, 2017 and March 26, 2016, respectively. Each of these two customers represented 10% or more of the Company’s accounts receivable as of April 1, 2017 and December 31, 2016.
3. Cash, Cash Equivalents and Marketable Securities
The Company has invested its excess cash primarily in money market funds and highly liquid marketable securities such as corporate debt instruments, commercial paper, and U.S. government agency securities. The Company considers all investments with maturities of three months or less when purchased to be cash equivalents. Marketable securities represent highly liquid corporate debt instruments, commercial paper, and U.S. government agency securities with maturities greater than 90 days at date of purchase. Marketable securities with maturities greater than one year are classified as current because management considers all marketable securities to be available for current operations.
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
The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. The Company reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things: the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent and ability to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The Company has evaluated its investments as of April 1, 2017 and has determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position for greater than one year.

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	April 1, 2017	December 31, 2016
Cash and cash equivalents:
Cash	$17,675	$34,340
Money market funds	8,197	15,020
Corporate debt securities	446	—
Commercial paper	—	999
Total cash and cash equivalents	26,318	50,359
Marketable securities:
Corporate debt securities	10,843	17,272
Commercial paper	10,174	6,275
U.S. government agency securities	4,198	4,201
Total marketable securities	25,215	27,748
Total cash, cash equivalents and marketable securities	$51,533	$78,107
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities.
As of April 1, 2017, the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$10,851	$—	$(8)	$10,843
Commercial paper	10,174	—	—	10,174
U.S. government agency securities	4,200	—	(2)	4,198
Total marketable securities	$25,225	$—	$(10)	$25,215
As of December 31, 2016, the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$17,279	$1	$(8)	$17,272
Commercial paper	6,275	—	—	6,275
U.S. government agency securities	4,200	1	—	4,201
Total marketable securities	$27,754	$2	$(8)	$27,748
As of April 1, 2017, the amortized cost and fair value of marketable securities by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$25,225	$25,215
4. Fair Value Measurements
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
The following table sets forth the Company’s financial assets measured at fair value on a recurring basis as of April 1, 2017 and December 31, 2016, based on the three-tier fair value hierarchy (in thousands):

As of April 1, 2017	Level 1	Level 2	Total
Money market funds	$8,197	$—	$8,197
Corporate debt securities	—	11,289	11,289
Commercial paper	—	10,174	10,174
U.S. government agency securities	—	4,198	4,198
Total	$8,197	$25,661	$33,858

As of December 31, 2016	Level 1	Level 2	Total
Money market funds	$15,020	$—	$15,020
Corporate debt securities	—	17,272	17,272
Commercial paper	—	7,274	7,274
U.S. government agency securities	—	4,201	4,201
Total	$15,020	$28,747	$43,767
The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities, commercial paper and U.S. government agency securities classified as Level 2 were derived from quoted market prices for similar instruments indexed to prevailing market yield rates. The Company has no level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended April 1, 2017 and March 26, 2016.
5. Goodwill and Intangible Assets
Goodwill
Goodwill was recorded as a result of the Company’s acquisitions of Occam Networks, Inc. (“Occam”) in February 2011 and Optical Solutions, Inc. in February 2006. This goodwill is not deductible for tax purposes, and there have been no adjustments to goodwill since the acquisition dates.
Goodwill is not amortized but instead is subject to an annual impairment test or more frequently if events or changes in circumstances indicate that it may be impaired. The Company evaluates goodwill on an annual basis at the end of the second quarter of each year. Management has determined that the Company operates as a single reporting unit and, therefore, evaluates goodwill impairment at the enterprise level. Management assessed qualitative factors to determine whether it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the Company was less than its carrying amount, including goodwill, as of June 25, 2016. In assessing the qualitative factors, management considered the impact of these key factors: macro-economic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities, market capitalization and stock price. Management concluded that the fair value of the Company was more likely than not greater than its carrying amount as of June 25, 2016. As such, it was not necessary to perform the two-step goodwill impairment test at the time.
There have been no significant events or changes in circumstances subsequent to the 2016 annual impairment test that would more likely than not indicate that the carrying value of goodwill may have been impaired as of April 1, 2017. Therefore, there was no impairment to the carrying value of the Company’s goodwill as of April 1, 2017.

Intangible Assets
Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of April 1, 2017 and December 31, 2016 are disclosed in the following table (in thousands):

	April 1, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(68,964)	$—	$68,964	$(68,151)	$813
Customer relationships	54,740	(54,740)	—	54,740	(54,740)	—
Total intangible assets, excluding goodwill	$123,704	$(123,704)	$—	$123,704	$(122,891)	$813
Amortization expense was $0.8 million and $3.4 million for the three months ended April 1, 2017 and March 26, 2016, respectively.
6. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	April 1, 2017	December 31, 2016
Accounts receivable	$66,142	$52,792
Allowance for doubtful accounts	(477)	(518)
Product return reserve	(1,477)	(938)
Accounts receivable, net	$64,188	$51,336
Inventory consisted of the following (in thousands):

	April 1, 2017	December 31, 2016
Raw materials	$1,502	$1,827
Finished goods	45,036	42,718
Total inventory	$46,538	$44,545
Property and equipment, net consisted of the following (in thousands):

	April 1, 2017	December 31, 2016
Test equipment	$44,466	$43,580
Computer equipment and software	31,785	30,306
Furniture and fixtures	2,709	2,831
Leasehold improvements	6,827	6,898
Total	85,787	83,615
Accumulated depreciation and amortization	(67,643)	(65,631)
Property and equipment, net	$18,144	$17,984

Accrued liabilities consisted of the following (in thousands):

	April 1, 2017	December 31, 2016
Advance customer payments	$22,946	$20,726
Accrued compensation and related benefits	22,193	19,541
Accrued warranty and retrofit	10,778	12,214
Accrued professional and consulting fees	9,952	8,205
Accrued excess and obsolete inventory at contract manufacturers	2,415	1,327
Accrued customer rebates	1,425	1,931
Accrued insurance	756	804
Accrued restructuring charges	699	—
Income taxes payable	20	231
Accrued other	5,831	4,736
Total accrued liabilities	$77,015	$69,715
Advance customer payments as of April 1, 2017 and December 31, 2016 primarily included $21.5 million and $20.3 million, respectively, which the Company received as payments in advance of completion of final customer acceptance of the products and services provided in connection with network improvement projects for a customer.
Deferred revenue consisted of the following (in thousands):

	April 1, 2017	December 31, 2016
Current:
Product and services	$41,152	$24,472
Extended warranty	3,264	3,382
	44,416	27,854
Non-current:
Product and services	38	22
Extended warranty	20,838	20,215
	20,876	20,237
Total deferred revenue	$65,292	$48,091
Deferred cost of revenue consisted of costs incurred for products and services for which revenues have been deferred or not yet earned.
7. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2016 are disclosed in the Company’s Annual Report on Form 10-K, and have not changed materially during the three months ended April 1, 2017.
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
Accrued Warranty and Retrofit
The Company provides a standard warranty for its hardware products. Hardware generally has a one-, three-, or five-year standard warranty from the date of shipment. Under certain circumstances, the Company also provides fixes on specifically identified performance failures for products that are outside of the standard warranty period and recognizes estimated costs related to retrofit activities upon identification of such product failures. The Company accrues for potential warranty and retrofit claims based on the Company’s historical product failure rates and historical costs incurred in correcting product failures along with other relevant information related to any specifically identified product failures. The Company’s warranty and retrofit accruals are based on estimates of losses that are probable based on information available. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.
Changes in the Company’s warranty and retrofit reserves in the periods as indicated were as follows (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016
Balance at beginning of period	$12,214	$9,564
Provision for warranty and retrofit charged to cost of revenue	1,862	580
Utilization of reserve	(3,298)	(619)
Adjustments to pre-existing reserve	—	(373)
Balance at end of period	$10,778	$9,152
Litigation
From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities.
The Company is not currently a party to any legal proceedings that, if determined adversely to the Company, in management’s opinion, are currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole.
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
8. Net Loss per Common Share
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	April 1, 2017	March 26, 2016
Numerator:
Net loss	$(33,325)	$(10,729)
Denominator:
Weighted-average common shares outstanding	49,525	48,591
Basic and diluted net loss per common share	$(0.67)	$(0.22)
Potentially dilutive shares, weighted average	6,145	5,500
Potentially dilutive shares have been excluded from the computation of diluted net loss per common share when their effect is antidilutive. These antidilutive shares were primarily from stock options, restricted stock units and performance restricted stock units. For each of the periods presented where the Company reported a net loss, the effect of all potentially dilutive securities would be antidilutive, and as a result diluted net loss per common share is the same as basic net loss per common share.

9. Stockholders’ Equity
Equity Incentive Plans
The Company currently maintains two equity incentive plans, the 2002 Stock Plan and the 2010 Equity Incentive Award Plan (together, the “Plans”). These plans were approved by the stockholders and are described in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2017. The Company also maintains a Long Term Incentive Program under the 2010 Equity Incentive Award Plan. Under the Long Term Incentive Program, certain key employees of the Company are eligible for equity awards based on the Company’s stock price performance. To date, awards granted under the Plans consist of stock options, restricted stock units (“RSUs”), and performance restricted stock units (“PRSUs”).
Stock Options
During the three months ended April 1, 2017, no stock options were granted. During the three months ended April 1, 2017, 2,000 stock options were exercised at a weighted-average exercise price of $6.54 per share. As of April 1, 2017, unrecognized stock-based compensation expense of $3.2 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Stock Units
During the three months ended April 1, 2017, 203,100 RSUs were granted with a weighted-average grant date fair value of $7.00 per share. During the three months ended April 1, 2017, 52,161 RSUs vested, net of shares withheld at the then-current value equivalent to the employees’ minimum statutory obligation for applicable income and other employment taxes, and were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $0.3 million were remitted to the relevant taxing authorities during the three months ended April 1, 2017. As of April 1, 2017, unrecognized stock-based compensation expense of $12.6 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.4 years.
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
In 2016, the Company granted PRSUs to its executives with a one-year performance period and a subsequent two-year service period. The performance target for these particular performance-based awards is based on the Company’s revenue during the performance period and accounted for as a performance condition. After the one-year performance period, if the performance target is met and subject to certification by the Compensation Committee of the Company’s board of directors, each PRSU award shall vest with respect to 50% of the PRSUs subject to the award in February 2017, 25% in February 2018 and 25% in February 2019, subject to the executive’s continuous service with the Company from the grant date through the respective vesting dates. If the performance target is not met, all PRSUs granted under this award shall be immediately forfeited and canceled without vesting of any shares.
During the three months ended April 1, 2017, 300,000 PRSUs vested and were converted into 180,052 shares of common stock, net of shares withheld at the then-current value equivalent to the employees’ minimum statutory obligation for applicable income and other employment taxes. Taxes withheld from employees of $0.8 million were remitted to the relevant taxing authorities during the three months ended April 1, 2017. As of April 1, 2017, unrecognized stock-based compensation expense of $0.7 million related to PRSUs, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 1.4 years.
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
Prior to 2015, the offering periods under the 2010 ESPP were six-month periods commencing on June 1 and December 1 of each year. In January 2015, the Compensation Committee of the Company’s board of directors approved a change in those six-month period commencement dates to November 2 and May 2 of each year, effective November 2, 2015. In July 2016, the Compensation Committee of the Company’s board of directors approved a change in those six-month period commencement dates to May 15 and November 15 of each year, effective May 15, 2017. The ending date of the ESPP offering period which commenced on November 2, 2016 will be extended until May 14, 2017 as a result of this change. The price of common stock purchased under the 2010 ESPP is 85 percent of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of April 1, 2017, there were 119,228 shares available for issuance under the ESPP.
There were no shares purchased under the ESPP during the three months ended April 1, 2017. As of April 1, 2017, unrecognized stock-based compensation expense of $0.2 million related to the ESPP is expected to be recognized over a remaining service period of 1.5 months.

Stock-Based Compensation Expense
Stock-based compensation expense associated with stock options, RSUs, PRSUs, and purchase rights under the ESPP is measured at the grant date based on the fair value of the award, and is recognized, net of forfeitures, as expense over the remaining requisite service period on a straight-line basis.
The Company values RSUs at the closing market price of the Company’s common stock on the date of grant.
Stock-based compensation expense associated with PRSUs with graded vesting features and which contain both a performance and a service condition is measured based on the closing market price of the Company’s common stock on the date of grant, and is recognized, net of forfeitures, as expense over the requisite service period using the graded vesting attribution method. Compensation expense is only recognized if the Company has determined that it is probable that the performance condition will be met. The Company reassesses the probability of vesting at each reporting period and adjusts compensation expense based on its probability assessment. In February 2017, the Compensation Committee of the Company’s board of directors determined that the performance condition related to PRSUs granted to executives in 2016 was met based on the Company’s actual revenue recognized during fiscal 2016.
The fair value of PRSUs with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the TSR of the Company’s stock in relation to the peer group over each performance period. Compensation cost on PRSUs with a market condition is not adjusted for subsequent changes in the Company’s stock performance or the level of ultimate vesting.
Stock Repurchase
On April 26, 2015, the Company’s board of directors approved a program to repurchase up to $40 million of its common stock from time to time. This stock repurchase program commenced in May 2015 and was completed in March 2016.
Under this program, stock was purchasable in open market or private transactions, through block trades, and/or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and any open market purchases were to be made in accordance with the limitations set out in Rule 10b-18 of the Exchange Act. The decision to consummate any repurchases (including any decision to adopt a 10b5-1 plan for this purpose) were to be made at management’s discretion at prices management considered to be attractive and in the best interests of the Company and its stockholders.
In March 2016, the Company completed the $40 million stock repurchase program and has repurchased a total of 5,329,817 shares of common stock from May 2015 to March 2016 at an average price of $7.50 per share. The Company uses the cost method to account for common stock repurchases held in treasury. The price paid for the stock is charged to the treasury stock account shown separately within stockholders’ equity as a contra-equity account.
10. Accumulated Other Comprehensive Loss
The table below summarizes the changes in accumulated other comprehensive loss by component for the periods indicated (in thousands):

	Three Months Ended
	April 1, 2017			March 26, 2016
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(6)	$(650)	$(656)	$(94)	$(101)	$(195)
Other comprehensive income (loss)	(4)	61	57	65	(18)	47
Balance at end of period	$(10)	$(589)	$(599)	$(29)	$(119)	$(148)
Realized gains and losses on sales of available-for-sale marketable securities, if any, are reclassified from accumulated other comprehensive loss to “Other income (expense)” in the accompanying Condensed Consolidated Statements of Comprehensive Loss.
11. Credit Facility
The Company entered into a credit agreement with Bank of America, N.A. on July 29, 2013 (as amended on December 23, 2015, the “Credit Agreement”). The Credit Agreement is structured such that other financial institutions can at a later time become party to the Credit Agreement through an amendment via a syndication process (collectively, together with Bank of America, N.A., the “Lenders”). The Credit Agreement provides for a revolving facility in the aggregate principal amount of up to $50.0 million, with any borrowings limited to a maximum consolidated leverage ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the Credit Agreement). In addition, the Credit Agreement includes a $20.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for a swingline facility. Subject to customary conditions, up to $25.0 million of the revolving facility may be converted to a term loan facility at any time prior to the maturity of the revolving facility. The revolving facility matures on September 30, 2018. The credit facility is secured by substantially all of the assets of the Company, including its intellectual property. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions.
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
The Credit Agreement includes affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type. Furthermore, the Credit Agreement requires the Company to maintain certain financial covenants, including a maximum consolidated leverage ratio, and a minimum consolidated liquidity ratio of cash, cash equivalents and accounts receivable to consolidated funded indebtedness. As of April 1, 2017, the Company was in compliance with these requirements. The Credit Agreement also includes customary events of default, the occurrence and continuation of which would provide the Lenders with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against us and the collateral securing the loans under the credit facility.
As of April 1, 2017, no revolving loans were drawn under the Credit Agreement and, based on the consolidated leverage ratio requirements that limit available funds under the Credit Agreement, the Company has no funds available for borrowing under the Credit Agreement as of April 1, 2017.
12. Income Taxes
The following table presents the provision for income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended
	April 1, 2017	March 26, 2016
Provision for income taxes	$673	$121
Effective tax rate	(2.1)%	(1.1)%
The income tax provision for the three months ended April 1, 2017 and March 26, 2016 consisted primarily of foreign income taxes. The effective tax rate for the three months ended April 1, 2017 and March 26, 2016 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods. The Company’s effective tax rate for the three months ended April 1, 2017 and March 26, 2016 is impacted by the change in foreign income tax expense.
Deferred tax assets are recognized if realization of such assets is more likely than not. The Company has established and continues to maintain a full valuation allowance against its net deferred tax assets, with the exception of certain foreign deferred tax assets, as the Company does not believe that realization of those assets is more likely than not.
The Company’s effective tax rate may be subject to fluctuation during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which it operates, valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where it conducts business.
13. Restructuring Charges
The Company adopted a restructuring plan in March 2017. This restructuring plan realigns the Company’s business, increasing its focus towards its investments in innovative software defined access systems and software, while reducing its cost structure in traditional systems business. The Company began to take action under this plan beginning in March 2017 and recognized approximately $0.7 million of restructuring charges for the three months ended April 1, 2017 consisting primarily of severance and other one-time termination benefits, presented separately under operating expenses in the accompanying Condensed Consolidated Statements of Comprehensive Loss.

The following table summarizes the activities related to the restructuring charges pursuant to the above restructuring plan (in thousands):

Three Months Ended April 1, 2017
Liability at beginning of period	$—
Restructuring charges for the period	699
Cash payments	—
Liability at end of period	$699
The Company currently estimates that this plan will result in pre-tax restructuring charges totaling up to $6.8 million with approximately up to $6.1 million of additional charges expected to be recognized during the rest of fiscal 2017. These charges are primarily cash-based.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of or concerning the following: the plans and objectives of management for future operations, proposed new products or licensing, product development, anticipated customer demand or capital expenditures, future economic and/or market conditions or performance, and assumptions underlying any of the above. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “believes,” “intends,” “plans,” “anticipates,” “estimates,” “projects,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including those identified in the Risk Factors discussed in Part II, Item 1A, in the discussion below, as well as in other sections of this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
Overview
We are a leading global provider of broadband communications access platforms, systems and software for fiber- and copper-based network architectures and a pioneer in software defined access that enable CSPs to transform their networks and enhance how they connect to their residential and business subscribers. We enable CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. We focus solely on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. We develop and sell carrier-class hardware and cloud products that are designed to enhance and transform CSP access networks to meet the changing demands of subscribers rapidly and cost-effectively. We believe that continued innovation and investment in advanced platforms and systems are important elements of our growth strategy. Our most advanced systems operate on AXOS, a network operating system and software platform built for the specific needs of the access network that allows for all software functions in the access network to be developed and run without dependence on underlying hardware and associated silicon chipsets.
We market our access systems and related software to CSPs globally through our direct sales force as well as a growing number of resellers. At the end of the first quarter of 2017, over 23 million ports of the Calix portfolio have been deployed at a growing number of CSPs worldwide. Our customers include many of the world’s largest CSPs. In addition, we have enabled over 1,300 customers to deploy gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue was $117.5 million for the three months ended April 1, 2017, compared to $98.4 million for the three months ended March 26, 2016. Our revenue levels and continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, particularly larger CSPs, globally. Since 2015, we have seen increased market demand for turnkey solutions that include professional services together with the supply of equipment and materials, including a project we commenced in 2015 with one of our existing customers and substantially completed during the first quarter of 2017. We continue to ramp our professional services business to meet this demand because we believe that these services enable us to offer broader solutions to meet customer needs as well as support our long-term growth initiatives. Revenue for such projects is generally recognized only when project requirements are completed, which typically requires longer periods depending on the nature and scope of the project. Similarly, some of the costs incurred by us for such projects, including labor and related costs, are deferred and recognized to cost of revenue when the associated revenue is recognized.
Revenue fluctuations result from many factors, including: increases or decreases in customer orders for our products and services, large customer purchase agreements with delayed revenue recognition, varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets, and in certain regions, customers are also challenged by winter weather conditions that inhibit fiber deployment in outside plants. Our revenue levels are also dependent upon our customers’ timing of purchases and capital expenditure plans, including expenditure plans for turnkey solutions projects, which are generally non-recurring in nature. As of April 1, 2017, we had approximately $29.6 million in deferred revenue related to ongoing work in turnkey network improvement projects that will be recognized only upon acceptance by customers. The timing of recognition of deferred revenue may cause significant fluctuations in our revenue and operating results from period to period.
Cost of revenue is strongly correlated to revenue and tends to fluctuate from all of the above factors that could impact revenue. Factors that impacted our cost of revenue for the first quarter of 2017, and that may impact cost of revenue in future periods, also include: changes in the mix of products delivered, increases in services as a mix of total revenue as well as timing of completion of professional services project requirements, higher than anticipated costs associated with delivery of services for which project pricing is typically set at the outset of the project, charges related to cost overruns on services projects, customer location and regional mix, changes in product warranty and incurrence of retrofit costs, changes in the cost of our inventory and inventory write-downs. Cost of revenue also includes fixed expenses related to our internal operations, which could impact our cost of revenue as a percentage of revenue if there are large fluctuations in revenue.
Cost of revenue has a direct impact on gross profit and gross margins. During the first quarter of 2017, our gross profit and gross margin continue to be negatively impacted by an increase in our services revenue, which carries lower gross margin, as a mix of total revenue. We have continued to incur higher costs related to developing and growing our professional services business for turnkey network improvement projects. We also incurred higher costs and cost overruns associated with delivery of services due to project delays and rework needed to complete services projects, as well as an increased pace of services activities to complete project requirements during the first quarter of 2017. In addition, our gross profit and gross margin fluctuate based on timing of factors such as new product introduction or upgrades to existing products, changes in customer mix, changes in the mix of products demanded and sold (and any related write-downs of existing inventory), increase in mix of revenue towards professional services, increase in mix of revenue from channel sales rather than direct sales or other unfavorable customer or product mix, shipment volumes and any related volume discounts, changes in our product and services costs, pricing decreases or discounts, customer rebates and incentive programs due to competitive pressure. The timing of our recognition of deferred revenue and related deferred costs related to turnkey professional services projects could also result in lower gross profit and gross margin in the periods such revenue is recognized, and the relative size of these arrangements could cause large fluctuations in our gross profit from period to period. Moreover, to the extent that deferred cost of revenue relating to the professional services portion of turnkey projects is determined to be unrecoverable, we incur a charge to cost of revenue in the period such cost is determined to be unrecoverable.
Our operating expenses have fluctuated based on the following factors: changes in headcount and personnel costs which comprise a significant portion of our operating expenses, timing of variable compensation expenses due to fluctuations in order volumes, timing of research and development expenses including prototype builds and outsourced development projects, fluctuations in stock-based compensation expenses due to timing of equity grants or other factors affecting vesting, changes in acquisition-related expenses, and timing of legal fees and other expenses incurred in connection with the Occam litigation. During the first quarter of 2017, our total operating expense increased due to increases in headcount and outside contractors, primarily for research and development and, to a lesser extent, as a result of increased severance-related expenses incurred in the first quarter of 2017. In March 2017, we adopted a restructuring plan to realign our business to increase focus towards investments in software defined access systems and software and to reduce costs in our traditional systems business, which we estimate will result in pre-tax restructuring charges totaling up to $6.8 million for fiscal year 2017, $0.7 million of which we incurred during the first quarter of 2017. We anticipate that our operating expenses will increase in absolute dollar amounts but will decline as a percentage of revenue over time.
During the first quarter of 2017, our costs, operating expenses and working capital needs increased primarily due to the continued growth of our professional services operations to meet customer and market demand for turnkey network improvement projects and higher research and development expenditures in strategic investments in our platform, systems and software. We focus our research and development efforts on innovative technologies that we believe will grow our customer base, including the pursuit of larger customer opportunities. We expect to continue to incur higher capital and operating expenditures, and higher levels of cash use, related to our investments in these initiatives as we seek to grow our market share.
Our net loss was $33.3 million for the three months ended April 1, 2017, compared to a net loss of $10.7 million for the three months ended March 26, 2016. Since our inception we have incurred significant losses and, as of April 1, 2017, we had an accumulated deficit of $617.7 million. Further, as a result of the fluctuations described above and a number of other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended April 1, 2017, there have been no significant changes in our critical accounting policies and estimates.

Recent Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
Comparison of the Three Months Ended April 1, 2017 and March 26, 2016
Revenue
Our revenue is comprised of the following:

•	Systems — includes revenue derived from the sale of access systems and cloud-based software products.

•	Services — includes revenue from professional services, software support services for access systems, extended warranty and training services.
The following table sets forth our revenue (in thousands, except percentages):

	Three Months Ended
	April 1, 2017	March 26, 2016	Variance in Dollars	Variance in Percent
Revenue:
Systems	$91,605	$91,680	$(75)	—%
Services	25,913	6,695	19,218	287%
Total revenue	$117,518	$98,375	$19,143	19%

Percent of total revenue:
Systems	78%	93%
Services	22%	7%
Total	100%	100%
Our revenue increased by $19.1 million or 19% for the three months ended April 1, 2017 compared with the corresponding period in fiscal 2016. This was mainly due to an increase in services revenue by $19.2 million or 287%, primarily driven by substantial completion of services associated with turnkey network improvement projects. During the three months ended April 1, 2017, revenue generated in the United States was $106.5 million or approximately 91% of our total revenue, compared to $87.9 million or approximately 89% of our total revenue for the same period in 2016. International revenue was $11.0 million or approximately 9% of our total revenue for the three months ended April 1, 2017, compared to $10.5 million or approximately 11% of our total revenue for the same period in 2016.
We had two customers that each accounted for more than 10% of our total revenue during the three months ended April 1, 2017. See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on concentration of revenue for the periods presented.
Cost of Revenue, Gross Profit and Gross Margin
The following table sets forth our cost of revenue (in thousands, except percentages):

	Three Months Ended
	April 1, 2017	March 26, 2016	Variance in Dollars	Variance in Percent
Cost of revenue:
Systems	$57,373	$47,693	$9,680	20%
Services	25,768	5,200	20,568	396%
Total cost of revenue	$83,141	$52,893	$30,248	57%
Our cost of revenue increased by $30.2 million during the three months ended April 1, 2017 compared with the corresponding period in fiscal 2016. This was primarily attributable to an increase in services cost of revenue by $20.6 million as we experienced a higher pace of services activities, including higher costs attributed to rework and overruns, for our turnkey network improvement projects in order to complete projects within planned timelines and to meet project requirements. Our systems cost of revenue also increased by $9.7 million mainly due to higher shipments. Our warranty and retrofit costs also increased by approximately $1.3 million primarily driven by certain retrofit charges for two specific product families. Additionally, inventory write-downs attributed to slow moving inventories increased by approximately $1.0 million.

The following table sets forth our gross profit and gross margin (in thousands, except percentages):

	Three Months Ended
	April 1, 2017	March 26, 2016	Variance in Dollars	Variance in Percent
Gross profit:
Systems	$34,232	$43,987	$(9,755)	(22)%
Services	145	1,495	(1,350)	(90)%
Total gross profit	$34,377	$45,482	$(11,105)	(24)%
Gross margin:
Systems	37%	48%
Services	1%	22%
Total gross margin	29%	46%
Gross profit decreased to $34.4 million during the three months ended April 1, 2017, from $45.5 million during the corresponding period in fiscal 2016. Gross margin decreased to 29% during the three months ended April 1, 2017, from 46% during the corresponding period in fiscal 2016. The decrease in gross profit and gross margin during the three months ended April 1, 2017 was primarily due to an increase in revenue mix toward services revenue as we continued to grow our professional services business and the pace of activity increased in our turnkey network improvement projects in 2017. Services revenue, particularly those relating to our turnkey network improvement projects, typically has higher associated costs and lower margins. The decrease was partly attributed to product and regional mix within systems, higher warranty and retrofit charges as well as higher inventory write-downs as described above.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (in thousands, except percentages):

	Three Months Ended
	April 1, 2017	March 26, 2016	Variance in Dollars	Variance in Percent
Research and development	$33,808	$22,773	$11,035	48%
Percent of total revenue	29%	23%
The increase in research and development expenses by $11.0 million during the three months ended April 1, 2017 compared with the corresponding period in fiscal 2016 was primarily due to an increase in personnel for research and development, resulting in higher compensation and employee benefits of $4.8 million, to support our growing product portfolio, strategic investments in innovative solutions, including next generation solutions and new customer segments, and international market expansion. Expenses for outside contractors increased by $4.3 million and expenditures relating to prototype and expendable equipment used for research and development activities increased by approximately $1.4 million, primarily for development services including investments in next generation technologies to pursue broader growth opportunities.
We are continuing our strategic investments in our portfolio. We intend to continue to invest in research and development to support our systems and software platforms in anticipation of expected growth opportunities.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended
	April 1, 2017	March 26, 2016	Variance in Dollars	Variance in Percent
Sales and marketing	$22,429	$19,062	$3,367	18%
Percent of total revenue	19%	19%
The increase in sales and marketing expenses by $3.4 million during the three months ended April 1, 2017, compared with the corresponding period in fiscal 2016 was primarily due to an increase in compensation and employee benefits by $3.5 million attributed to higher commissions due to increased shipments and higher payroll related expenses arising from changes in personnel.
We expect to continue our investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives.

General and Administrative Expenses
The following table sets forth our general and administrative expenses (in thousands, except percentages):

	Three Months Ended
	April 1, 2017	March 26, 2016	Variance in Dollars	Variance in Percent
General and administrative	$10,257	$12,684	$(2,427)	(19)%
Percent of total revenue	9%	13%
General and administrative expenses decreased by $2.4 million during the three months ended April 1, 2017, compared with the corresponding period in fiscal 2016, primarily due to a decrease in legal fees and expenses incurred related to our defense in the Occam litigation by $3.6 million. The Occam litigation was settled in 2016; hence, no such costs were incurred in 2017. The decrease was partially offset by an increase in severance benefits by $0.5 million related to our separation agreement with our Executive Vice President and Chief Financial Officer, as well as an increase in other payroll related expenses by $0.8 million due to increase in headcount.
Amortization of Intangible Asset
The following table sets forth our amortization of intangible asset included in operating expenses (in thousands, except percentages):

	Three Months Ended
	April 1, 2017	March 26, 2016	Variance in Dollars	Variance in Percent
Amortization of intangible asset	$—	$1,701	$(1,701)	(100)%
Percent of total revenue	—%	2%
The intangible asset had reached completion of its amortization period during the first quarter of fiscal 2016.
Restructuring Charges
The following table sets forth our restructuring charges (in thousands, except percentages):

	Three Months Ended
	April 1, 2017	March 26, 2016	Variance in Dollars	Variance in Percent
Restructuring charges	$699	$—	$699	100%
Percent of total revenue	1%	—%
In connection with a restructuring plan we adopted in March 2017, we recognized approximately $0.7 million of restructuring charges during the three months ended April 1, 2017 consisting primarily of severance and other one-time termination benefits. See Note 13, “Restructuring Charges” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details regarding this restructuring plan.
Provision for Income Taxes
The following table sets forth our provision for income taxes (in thousands, except percentages):

	Three Months Ended
	April 1, 2017	March 26, 2016	Variance in Dollars	Variance in Percent
Provision for income taxes	$673	$121	$552	456%
Effective tax rate	(2.1)%	(1.1)%
The income tax provision for the three months ended April 1, 2017 and March 26, 2016 consisted primarily of foreign income taxes. The effective tax rate for the three months ended April 1, 2017 and March 26, 2016 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods. Our effective tax rate for the three months ended April 1, 2017 and March 26, 2016 is impacted by the change in foreign income tax expense.
Deferred tax assets are recognized if realization of such assets is more likely than not. We have established and continues to maintain a full valuation allowance against our net deferred tax assets, with the exception of certain foreign deferred tax assets, as we do not believe that realization of those assets is more likely than not.

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
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations. At April 1, 2017, we had cash, cash equivalents and marketable securities of $51.5 million, which consisted of deposits held at banks, money market mutual funds held at major financial institutions and highly liquid marketable securities such as corporate debt instruments, commercial paper and U.S. government agency securities. This includes $5.6 million of cash held by our foreign subsidiaries, primarily in China. Our current intent is to permanently reinvest our earnings from foreign operations outside the United States, and our current plans do not demonstrate a need to repatriate the earnings from foreign operations to fund our U.S. operations.
Operating Activities
During the three months ended April 1, 2017, cash used in operating activities increased as we continued to invest in research and development to pursue broader market and customer opportunities. Furthermore, we have continued to grow our professional services business for turnkey network improvement projects (including CAF 2 projects) which, as described below, generally involve greater working capital needs at the outset as services and systems are supplied, while revenue and cash collections occur after projects are accepted. Net cash used in operations of $23.5 million in the three months ended April 1, 2017 consisted of a net loss of $33.3 million, partially offset by $3.0 million of cash flow increases reflected in the net change in assets and liabilities and $6.9 million of non-cash charges. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $11.5 million net increase in deferred revenue and deferred cost of revenue as a result of additional deferral of revenue and associated costs related to turnkey network improvement projects, a $7.0 million increase in accrued expenses and other liabilities primarily due to customer advance payments for turnkey services projects for one of our customers, and due to the timing of our payroll, sales commissions and other expenses accruals and payout, and a $0.3 million increase in accounts payable primarily due to the timing of inventory receipts and payments to our manufacturers. This was partially offset by a $12.9 million increase in accounts receivable mainly due to higher revenue billings for turnkey network improvement projects as we completed work for a number of project sites at the end of the first fiscal quarter, a $2.0 million increase in inventories primarily due to timing of inventory receipts, and a $1.0 million increase in prepaid expenses and other assets. Non-cash charges primarily consisted of $3.5 million of stock-based compensation, $2.5 million of depreciation and amortization, and $0.8 million of amortization of intangible assets.
Net cash provided by operations of $5.3 million in the three months ended March 26, 2016 consisted of a net loss of $10.7 million, more than offset by $8.2 million of non-cash charges and $7.8 million of cash flow increases reflected in the net change in assets and liabilities. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $8.4 million increase in accrued expenses and other liabilities primarily due to the timing of our sales commissions and other expenses accruals and payout, a $6.5 million decrease in inventories primarily due to higher inventory turnover, and a $3.4 million decrease in accounts receivable mainly due to strong collections, partially offset by a $8.5 million decrease in accounts payable primarily due to the timing of inventory receipts and payments to our manufacturers, a $1.4 million net decrease in deferred revenue and deferred cost of revenue as a result of revenue and cost recognition for previous shipments related to certain turnkey projects and RUS-funded contracts, and a $0.6 million increase in prepaid expenses and other assets. Non-cash charges primarily consisted of $3.4 million of amortization of intangible assets, $2.7 million of stock-based compensation, $2.0 million of depreciation and amortization and $0.1 million of amortization of premiums related to available-for-sale securities.
Investing Activities
Net cash provided by investing activities of $0.4 million in the three months ended April 1, 2017 consisted of $2.5 million in net maturities of marketable securities, partially offset by $2.1 million in capital expenditures for purchases of test equipment, computer equipment and software.
Our cash provided by investing activities of $5.6 million in the three months ended March 26, 2016 consisted of $7.0 million in maturities of marketable securities, partially offset by $1.5 million in capital expenditures for purchases of test equipment, computer equipment and software.
Financing Activities
Net cash used in financing activities of $1.1 million in the three months ended April 1, 2017 primarily consisted of $1.1 million in payment of payroll taxes for the vesting of awards under equity incentive plans.
Net cash used in financing activities of $13.0 million in the three months ended March 26, 2016 consisted of $12.8 million repurchases of common stock and $0.3 million in payment of payroll taxes for the vesting of awards under equity incentive plans.
Stock Repurchase Program
On April 26, 2015, our board of directors approved a program to repurchase up to $40 million of our common stock from time to time. This stock repurchase program commenced in May 2015 and was completed in March 2016.
Under this program, stock was purchasable in open market or private transactions, through block trades, and/or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act and any open market purchases were to be made in accordance with the limitations set out in Rule 10b-18 of the Exchange Act. Further, decisions to consummate repurchases (including any decision to adopt a 10b5-1 plan for this purpose) were to be made at management’s discretion at prices management considered to be attractive and in the best interests of the Company and its stockholders.
During the three months ended March 26, 2016, we repurchased 1,789,287 shares of common stock for $12.8 million at an average price of $7.16 per share. In March 2016, we completed purchases under the $40 million stock repurchase program and repurchased a total of 5,329,817 shares of common stock from May 2015 to March 2016 at an average price of $7.50 per share.
Working Capital and Capital Expenditure Needs
We currently have no material cash commitments, except for normal recurring trade payables, expense accruals, operating leases and non-cancelable firm purchase commitments. Our working capital needs related to turnkey network improvement arrangements have been substantial, and are expected to remain substantial, as under such arrangements, we generally purchase substantial equipment, components and materials and pay our subcontractors at the outset of a project, but we generally do not expect payment from our customers until completion and acceptance of the associated services, which may be one or more quarters later. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.
We have a Credit Agreement that provides for an aggregate principal amount of up to $50.0 million, with any borrowings limited to a maximum consolidated leverage ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the Credit Agreement). The Credit Agreement matures in September 2018. Proceeds of the credit facility may be used for general corporate purposes and permitted acquisitions. As of April 1, 2017, no revolving loans were drawn under the Credit Agreement and, based on the consolidated leverage ratio requirements that limit available funds under the Credit Agreement, we have no funds available for borrowing under the Credit Agreement as of April 1, 2017. For a detailed discussion of our Credit Agreement, please refer to Note 11, “Credit Facility” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We believe based on our current operating plan and operating cash flows, our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, particularly research and development related to growth initiatives such as our software defined access portfolio, the timing, extent and size of turnkey professional services projects and our ability to develop operational efficiencies and successfully scale that business, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies and the continued market acceptance of our products. If we are unable to generate positive operating income and positive cash flows from operations, our liquidity, results of operations and financial condition will be adversely affected. If we are unable to generate cash flows to support our operational needs, we may need to seek other sources of liquidity, including borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, and have not changed materially during the three months ended April 1, 2017.
Off-Balance Sheet Arrangements
As of April 1, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At April 1, 2017, we had cash, cash equivalents and marketable securities of $51.5 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as corporate debt instruments, commercial paper, and U.S. government agency securities. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings under our credit facility. Borrowings under our credit facility will accrue interest at a variable rate based upon the applicable base rate or LIBOR plus a margin depending on our consolidated leverage ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the Credit Agreement). As of April 1, 2017, we had no borrowings under the credit facility.

Foreign Currency Exchange Risk
Our primary foreign currency exposures are described below.
Economic Exposure
The direct effect of foreign currency fluctuations on our sales and expenses has not been material because our sales and expenses are primarily denominated in U.S. dollars (“USD”). However, we are indirectly exposed to changes in foreign currency exchange rates to the extent of our use of foreign contract manufacturers whom we pay in USD. Increases in the local currency rates of these vendors in relation to USD could cause an increase in the price of products that we purchase. Additionally, if USD strengthens relative to other currencies, such strengthening could have an indirect effect on our sales to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker USD could have the opposite effect. The precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations.
Translation Exposure
Our sales contracts are primarily denominated in USD and, therefore, the majority of our revenues are not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities with our subsidiary in Brazil, China and the United Kingdom, whose functional currencies are the Brazilian Real (“BRL”), Chinese Renminbi (“RMB”) and British Pounds Sterling (“GBP”), respectively.
Our operating expenses are incurred primarily in the United States, with a small portion of expenses incurred in Brazil associated with sales and marketing expenses, in China associated with our research and development operations that are maintained there, and in the United Kingdom for our sales and services operations there. Our operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. The percentages of our operating expenses denominated in the following currencies for the indicated fiscal periods were as follows:

	Three Months Ended
	April 1, 2017	March 26, 2016
USD	90%	89%
RMB	6%	6%
GBP	3%	4%
BRL	1%	1%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, GBP and BRL, our operating expenses for the first three months of 2017 would have decreased or increased by approximately $0.7 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended April 1, 2017 was a net translation gain of approximately $0.1 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Condensed Consolidated Statements of Comprehensive Loss. During the three months ended April 1, 2017, the net gain we recognized related to these foreign exchange assets and liabilities was approximately $0.1 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of April 1, 2017, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
Limitations on the Effectiveness of Controls
Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurance that our disclosure controls and procedures will achieve their objectives. The term “disclosure controls and procedures,” as defined in Rules 13a-15

(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. Our management recognizes that a control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.
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
ITEM 1A. Risk Factors
We have identified the following additional risks and uncertainties that may affect our business, financial condition and/or results of operations. The risks described below include any material changes to and supersede the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 28, 2017. Investors should carefully consider the risks described below, together with the other information set forth in this Quarterly Report on Form 10-Q, before making any investment decision. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
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
We have experienced net losses in each year of our existence. For the years ended December 31, 2016, 2015 and 2014, we incurred net losses of $27.4 million, $26.3 million, and $20.8 million, respectively. For the first three months of 2017, we incurred a net loss of $33.3 million. As of April 1, 2017 and December 31, 2016, we had an accumulated deficit of $617.7 million and $584.3 million, respectively.
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
We cannot guarantee that we will achieve profitability in the future. We will have to generate and sustain significant and consistent increased revenue, while continuing to control our expenses, in order to achieve and then maintain profitability. We may also incur significant losses in the future for a number of reasons, including the risks discussed in this “Risk Factors” section and other factors that we cannot anticipate. We have incurred higher than expected costs associated with our ramp of our professional services business and, if we are unable to scale that business and attain operational efficiencies, we will continue to incur losses. If we are unable to generate positive operating income and positive cash flows from operations, our liquidity, results of operations and financial condition will be adversely affected. If we are unable to generate cash flows to support our operational needs, we may need to seek other sources of liquidity, including borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. In particular, under our Credit Agreement with Bank of America, N.A., we currently do not have any borrowings available based on the consolidated leverage ratio requirements under the Credit Agreement. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.
Our quarterly and annual operating results may fluctuate significantly, which may make it difficult to predict our future performance and could cause the market price of our stock to decline.
A number of factors, many of which are outside of our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the market price of our stock would likely decline. Moreover, we may experience delays in recognizing revenue under applicable revenue recognition rules. For example, revenues associated with large turnkey network improvement projects, which include projects that are funded by the CAF 2 program, are generally deferred until customer acceptance is received and may be subject to delays, rework requirements and unexpected costs among other uncertainties. Certain government-funded contracts, such as those funded by U.S. Department of Agriculture’s RUS, also include acceptance and administrative requirements that delay revenue recognition. The extent of these delays and their impact on our revenues can fluctuate considerably depending on the number and size of purchase orders under these contracts for a given time period. In addition, unanticipated decreases in our available liquidity due to fluctuating operating results could limit our growth and delay implementation of our expansion plans.
In addition to the other risk factors listed in this “Risk Factors” section, factors that have in the past and may continue to contribute to the variability of our operating results include:

•	our ability to predict our revenue and reduce and control product costs;

•	our ability to increase our sales to larger CSPs globally;

•	the capital spending patterns of CSPs and any decrease or delay in capital spending by CSPs due to macro-economic conditions, regulatory uncertainties, or other reasons;

•	the impact of government-sponsored programs on our customers;

•	intense competition;

•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;

•	our ability to achieve market acceptance of our products and CSPs’ willingness to deploy our new products;

•	the concentration of our customer base;

•	the length and unpredictability of our sales cycles and timing of orders;

•	our focus on CSPs with limited revenue potential;

•	our lack of long-term, committed-volume purchase contracts with our customers;

•	our exposure to the credit risks of our customers;

•	fluctuations in our gross margins;

•	the interoperability of our products with CSP networks;

•	our dependence on sole-, single- and limited-source suppliers;

•	our ability to manage our relationships with our contract manufacturers and suppliers;

•	our ability to forecast our manufacturing requirements and manage our inventory;

•	our products’ compliance with industry standards;

•	our ability to expand our international operations;

•	our ability to protect our intellectual property and the cost of doing so;

•	the quality of our products, including any undetected hardware defects or bugs in our software;

•	our ability to estimate future warranty obligations due to product failure rates;

•	our ability to obtain necessary third-party technology licenses at reasonable costs;

•	the regulatory and physical impacts of climate change and other natural events;

•	the attraction and retention of qualified employees and key management personnel;

•	our ability to build and sustain the proper information technology infrastructure; and

•	our ability to maintain proper and effective internal controls.
Our gross margins may fluctuate over time, and our current level of gross margins may not be sustainable.
Our current level of gross margins may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer, geographic or product mix, including the mix of configurations within each product group;

•	increased price competition, including the impact of customer discounts and rebates;

•	our ability to reduce and control product costs;

•	changes in component pricing;

•	changes in contract manufacturer rates;

•	charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	introduction of new products;

•	an increase in revenue mix toward services, which typically have lower margins;

•	our ability to scale our services business in order to gain desired efficiencies;

•	changes in shipment volume;

•	changes in or increased reliance on distribution channels;

•	increased expansion efforts into new or emerging markets;

•	increased warranty costs;

•	excess and obsolete inventory and inventory holding charges;

•	expediting costs incurred to meet customer delivery requirements; and

•	potential costs associated with contractual liquidated damages obligations.

An increase in revenue mix towards services will adversely affect our gross margins.
Customers are demanding greater professional and support services for our products, which usually have a lower gross margin than product purchases. In particular, we have experienced increased demand for professional services associated with network improvement projects, which typically are turnkey projects whereby we supply products and related professional services such as network planning, product installation, testing and network turn up. Revenue recognized from such professional services may be delayed because of the timing of completion and acceptance of a project or milestone, including third party delays that may be outside our control. Additionally, if we are unable to meet project deadlines for professional and support services due to our suppliers’ inability to meet our demands for components or for any other reasons, we will incur additional costs, including higher premiums to source necessary components, additional costs and expedite fees to meet project deadlines, all of which would negatively impact our gross margins. We also rely upon third party subcontractors to assist with some of our services projects, which generally result in higher costs and increased risk of cost overruns, including expenditures for costly rework, which would also negatively impact our gross margins. Furthermore, as we grow our professional service business to meet customer demand, we incur ramp up costs and we may not achieve the desired efficiencies and scale in our professional services business, which will have an adverse impact on our gross margins. Increases in professional services as a proportion of our revenue mix have resulted in lower overall gross margins and may continue to result in lower overall gross margins in future periods. This negative impact on gross margins is exacerbated in periods where we experience accelerated levels of activity to meet project requirements and customer deadlines. Moreover, the increase in our professional services projects has resulted in increased deferred costs, including costs directly associated with the delivery of the professional services for the arrangement, that are recognized as cost of revenue only when all revenue recognition criteria are met for the arrangement. In the event some or all of such deferred costs are deemed unrecoverable, including as a result of cost overruns, we will incur additional charges to cost of revenue in the period such deferred costs are determined to be unrecoverable. Any charge to cost of revenue for deferred costs determined to be unrecoverable would negatively impact our gross margins.
Our business is dependent on the capital spending patterns of CSPs, and any decrease or delay in capital spending by CSPs in response to economic conditions, uncertainties associated with the implementation of regulatory reform, or otherwise would reduce our revenues and harm our business.
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
We sell to CSPs, which include U.S.-based Independent Operating Companies (“IOCs”), which have revenues that are particularly dependent upon interstate and intrastate access charges and federal and state subsidies. The Federal Communications Commission (“FCC”) and some states may consider changes to such payments and subsidies, and these changes could reduce IOC revenues. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as RUS loans and grants, to finance capital spending. Changes to these programs, including uncertainty from government and administrative change, could reduce the ability of IOCs to access capital and thus reduce our revenue opportunities.
Many of our customers were awarded grants or loans under government stimulus programs such as the Broadband Stimulus (“BBS”) programs under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the funds distributed under the FCC’s CAF program, and have purchased and will continue to purchase products from us or other suppliers while such programs and funding are available. However, customers may substantially curtail future purchases of products as ARRA funding winds down or because all purchases have been completed. For example, the Broadband Initiatives Program administered by RUS ended on July 31, 2015, the date by which funded projects were to be completed.
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
The broadband access equipment market has undergone and continues to undergo consolidation, as participants have merged, made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. Examples include our acquisitions of Occam in February 2011 and Ericsson’s fiber access assets in November 2012; Adtran’s acquisition of Nokia Siemens’s broadband access line business in May 2012; Arris’s acquisitions of BigBand Networks in October 2011, Motorola Mobility’s Home Unit from Google in December 2012 and Pace plc in January 2016; Nokia’s acquisition of Alcatel-Lucent in January 2016 and the merger of DASAN Zhone Solutions with DASAN Network Solutions in September 2016. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry.
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
Our market is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and unanticipated changes in subscriber requirements. Our future success will depend significantly on our ability to anticipate and adapt to such changes, and to offer, on a timely and cost-effective basis, products and features that meet changing CSP demands and industry standards. We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2016, 2015, and 2014, our research and development expenses were $106.9 million or 23% of our revenue, $89.7 million or 22% of our revenue, and $80.3 million or 20% of our revenue, respectively. For the first three months of 2017, our research and development expenses were $33.8 million or 29% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
Our customer base is concentrated, and there are a limited number of potential customers for our products. The loss of any of our key customers, a decrease in purchases by our key customers or our inability to grow our customer base would adversely impact our revenues and results of operations and any delays in payment by a key customer could negatively impact our cash flows and working capital.
Historically, a large portion of our sales has been to a limited number of customers. For example, one customer accounted for 21%, 22% and 23%, of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively, and another customer accounted for 15% of our revenue for the year ended December 31, 2016. However, we cannot anticipate the level of purchases in the future by these customers. Any decrease or delay in purchases and/or capital expenditure plans of any of our key customers, or our inability to grow our sales with existing customers, may have a material negative impact on our revenues and results of operations.
We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers. In addition, some larger customers may demand discounts and rebates or desire to purchase their access systems and software from multiple providers. As a result of these factors, our future revenue opportunities may be limited, our margins could be reduced, and our profitability may be adversely impacted. The loss of, or reduction in, orders from any key customer would significantly reduce our revenues and harm our business. Furthermore, delays in payment from any of our key customers could have a material negative impact on our cash flows and working capital to support our business operations.
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
A large portion of our sales efforts continue to be focused on CSPs with relatively small networks, cable multiple system operators (“MSOs”) and selected international CSPs. Our current and potential customers generally operate small networks with limited capital expenditure budgets. Accordingly, we believe the potential revenues from the sale of our products to any one of these customers are limited. As a result, we must identify and sell products to new customers each quarter to continue to increase our sales. In addition, the spending patterns of many of our customers are characterized by small and sporadic purchases. As a consequence, we have limited backlog and will likely continue to have limited visibility into future operating results.

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
We perform credit evaluations of our customers’ financial condition. However, our evaluation of the creditworthiness of customers may not be accurate if they do not provide us with timely and accurate financial information, or if their situations change after we evaluate their credit. While we attempt to monitor these situations carefully, adjust our allowances for doubtful accounts as appropriate and take measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid additional write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and could harm our financial condition.
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
Once our products are deployed within our customers’ networks, they depend on our support organization to resolve any issues relating to those products. A high level of support is critical for the successful marketing and sale of our products. Furthermore, our services to customers have increasingly broadened to include network design and services to deploy our products within our customers’ networks, such as our professional services associated with turnkey network upgrade projects for our customers. If we do not effectively assist our customers in deploying our products, succeed in helping them quickly resolve post-deployment issues or provide effective ongoing support, it could adversely affect our ability to sell our products to existing customers and harm our reputation with potential new customers. As a result, our failure to maintain high quality support and services could result in the loss of customers, which would harm our business.

Our products are highly technical and may contain undetected hardware defects or software bugs, which could harm our reputation and adversely affect our business.
Our products are highly technical and when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected defects, bugs or security vulnerabilities. Some defects in our products may only be discovered after a product has been installed and used by customers, and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty and retrofit costs, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
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
We do not have internal manufacturing capabilities, and rely upon a small number of contract manufacturers to build our products. In particular, we rely on Flex Ltd., formerly Flextronics (“Flex”) for the manufacture of most of our products. Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.
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
The revenues that Flex and other contract manufacturers generate from our orders represent a relatively small percentage of those manufacturers’ overall revenues. As a result, fulfilling our orders may not be considered a priority if such manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. In addition, a substantial part of our manufacturing is done in our contract manufacturer facilities that are located outside of the United States. We believe that the location of these facilities outside of the United States increases supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls. Moreover, regulatory changes or government actions relating to export or import regulations, economic sanctions or related legislation, or the possibility of such changes or actions, may create uncertainty or result in changes to or disruption in our operations with our contract manufacturers.
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
From time to time we enter into original design manufacturer (“ODM”) and original equipment manufacturer (“OEM”) agreements for the design and manufacture of certain products in order to enable us to offer products on an accelerated basis. For example, a third party assisted in the design of and currently manufactures portions of our E-series systems and nodes family. If any of these ODMs or OEMs stop producing these products, for any reason, we would have to obtain similar products from alternative sources, which may not be available on commercially reasonable terms, if at all. We also have limited control over disruptions, such as supply interruptions or manufacturing quality, that may occur at ODM and OEM facilities located outside of the United States. In addition, switching manufacturers could require us to re-qualify our products with our customers, which would also be costly and time-consuming. Any interruption in the supply of products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher expenses and would harm our business.
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
The markets for our products are characterized by a significant number of standards, both domestic and international, which are evolving as new technologies are developed and deployed. As we expand into adjacent markets and increase our international footprint, we are likely to encounter additional standards. Our products must comply with these standards in order to be widely marketable. In some cases, we are compelled to obtain certifications or authorizations before our products can be introduced, marketed or sold in new markets or to customers that we have not historically served. For example, our ability to maintain Operations System Modification for Intelligent Network Elements (“OSMINE”) certification for our products will affect our ongoing ability to continue to sell our products to Tier 1 CSPs.
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
In the course of expanding our international operations and operating overseas, we will be subject to a variety of risks, including:

•	differing regulatory requirements, including tax laws, trade laws, data privacy laws, labor regulations, tariffs, export quotas, custom duties or other trade restrictions;

•	liability or damage to our reputation resulting from corruption or unethical business practices in some countries;

•	exposure to effects of fluctuations in currency exchange rates if, over time, international customer contracts are increasingly denominated in local currencies;

•	longer collection periods and difficulties in collecting accounts receivable;

•	greater difficulty supporting and localizing our products;

•	different or unique competitive pressures as a result of, among other things, the presence of local equipment suppliers;

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
We engage some value added resellers (“VARs”), who provide sales and support services for our products. In particular, the non-exclusive reseller agreement entered into with Ericsson in 2012 has provided us with an extensive global reseller channel. More recently we have partnered with Ericsson on larger customer opportunities. We compete with other telecommunications systems providers for our VARs’ business and many of our VARs, including Ericsson, are free to market competing products. Our use of VARs and other third-party support partners and the associated risks of doing so are likely to increase as we expand sales outside of North America. If Ericsson or any other VAR promotes a competitor’s products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key VAR or the failure of VARs to provide adequate customer service could have a negative effect on customer satisfaction and could cause harm to our business. If we do not properly recruit and train VARs to sell, install and service our products, our business, financial condition and results of operations may suffer.
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiated the withdrawal process in March 2017. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, or the access to capital of our customers or partners, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.
We may have difficulty evolving and scaling our business and operations to meet customer and market demand, which could result in lower profitability or cause us to fail to execute on our business strategies.
In order to grow our business, we believe we will need to continually evolve and scale our business and operations to meet customer and market demand. Evolving and scaling our business and operations places increased demands on our management as well as our financial and operational resources to effectively:

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
Our Credit Agreement with Bank of America, N.A. provides for a revolving credit facility that contains restrictive covenants, as well as requirements to comply with certain leverage and other financial maintenance tests. These restrictive covenants and requirements limit the amount of borrowings that are available to us. We have incurred operating losses in recent quarters and as of April 1, 2017, no funds were available for borrowing under the terms of the Credit Agreement based on the consolidated leverage ratio requirements under the Credit Agreement. The Credit Agreement covenants may also affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions.
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
We acquired Occam Networks in 2011 and Ericsson’s fiber access assets in 2012. We may in the future acquire other businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated and expect to continue to evaluate a wide array of potential strategic transactions. We have limited experience making such acquisitions or integrating these businesses after such acquisitions. Unanticipated costs to us from these historical transactions as well as both anticipated and unanticipated costs to us related to any future transactions could exceed amounts that are covered by insurance and could have a material adverse impact on our financial condition and results of operations. For example, the Occam acquisition resulted in litigation with defense costs that were in excess of available Directors & Officers liability insurance coverage, including costs for which coverage was denied by our insurance carriers. In addition, the anticipated benefit of any acquisitions we do may never materialize or the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures.
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

Data breaches and failures in our information systems and cyber-attacks could harm our business, customer relations and financial condition.
Information technology helps us operate efficiently, interface with and provide software solutions to customers, maintain financial accuracy and efficiency and accurately produce our financial statements. Our customers are increasingly focused on the security features of our technology solutions, and maintaining the security of information sensitive to us and our customers is critical to our business and reputation. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss of or damage to intellectual property through security breach. If our data management systems do not effectively and securely collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our operating results.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act (“SOX”), which requires us to expend significant resources in developing the required documentation and testing procedures. We cannot be certain that the actions we have taken and are taking to improve our internal controls over financial reporting will be sufficient to maintain effective internal controls over financial reporting in subsequent reporting periods or that we will be able to implement our planned processes and procedures in a timely manner. In addition, new and revised accounting standards and financial reporting requirements may occur in the future and implementing changes required by new standards, requirements or laws may require a significant expenditure of our management’s time, attention and resources which may adversely affect our reported financial results. If we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.
We incur significant costs as a result of operating as a public company, which may adversely affect our operating results and financial condition.
As a public company, we incur significant accounting, legal and other expenses, including costs associated with our public company reporting requirements. We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements and rules under SOX and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) among other rules and regulations implemented by the SEC, as well as listing requirements of the New York Stock Exchange (the “NYSE”). Furthermore, these laws and regulations could make it difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
The trading price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time and could fluctuate widely in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q, and others such as:

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
We do not currently intend to pay dividends on our common stock and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1*	Separation Agreement and General Release of All Claims by and between Calix, Inc. and William Atkins dated March 31, 2017.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: May 10, 2017	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2017	By:	/s/ William J. Atkins
William J. Atkins
EVP and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2017	By:	/s/ Sheila Cheung
Sheila Cheung
Vice President, Finance and Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Separation Agreement and General Release of All Claims by and between Calix, Inc. and William Atkins dated March 31, 2017.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.