Form 10-Q
period 2017-07-01
CALIX, INC
filed 2017-08-10
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of August 3, 2017, there were 50,307,864 shares of the Registrant’s common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	July 1, 2017	December 31, 2016
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$37,294	$50,359
Marketable securities	12,915	27,748
Accounts receivable, net	53,392	51,336
Inventory	39,572	44,545
Deferred cost of revenue	40,094	34,763
Prepaid expenses and other current assets	11,112	10,571
Total current assets	194,379	219,322
Property and equipment, net	17,959	17,984
Goodwill	116,175	116,175
Intangible assets, net	—	813
Other assets	811	1,181
	$329,324	$355,475
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,840	$23,827
Accrued liabilities	72,662	69,715
Deferred revenue	41,847	27,854
Total current liabilities	142,349	121,396
Long-term portion of deferred revenue	21,104	20,237
Other long-term liabilities	638	878
Total liabilities	164,091	142,511
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of July 1, 2017 and December 31, 2016	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 55,605 shares issued and 50,275 shares outstanding as of July 1, 2017, and 54,722 shares issued and 49,392 shares outstanding as of December 31, 2016	1,390	1,368
Additional paid-in capital	840,931	836,563
Accumulated other comprehensive loss	(464)	(656)
Accumulated deficit	(636,638)	(584,325)
Treasury stock, 5,330 shares as of July 1, 2017 and December 31, 2016	(39,986)	(39,986)
Total stockholders’ equity	165,233	212,964
	$329,324	$355,475

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Revenue:
Products	$107,348	$100,144	$198,953	$191,824
Services	18,775	7,281	44,688	13,976
Total revenue	126,123	107,425	243,641	205,800
Cost of revenue:
Products (1)	58,299	51,501	115,672	99,194
Services (1)	24,501	5,918	50,269	11,118
Total cost of revenue	82,800	57,419	165,941	110,312
Gross profit	43,323	50,006	77,700	95,488
Operating expenses:
Research and development (1)	32,950	25,033	66,758	47,806
Sales and marketing (1)	18,429	19,213	40,858	38,275
General and administrative (1)	9,701	11,641	19,958	24,325
Amortization of intangible assets	—	—	—	1,701
Restructuring charges	957	—	1,656	—
Total operating expenses	62,037	55,887	129,230	112,107
Loss from operations	(18,714)	(5,881)	(51,530)	(16,619)
Interest and other income (expense), net:
Interest income, net	54	97	148	194
Other income (expense), net	(151)	82	(81)	115
Loss before provision for income taxes	(18,811)	(5,702)	(51,463)	(16,310)
Provision for income taxes	177	124	850	245
Net loss	$(18,988)	$(5,826)	$(52,313)	$(16,555)
Net loss per common share, basic and diluted	$(0.38)	$(0.12)	$(1.05)	$(0.34)
Weighted-average number of shares used to compute
net loss per common share, basic and diluted	50,019	48,371	49,772	48,478

Net loss	$(18,988)	$(5,826)	$(52,313)	$(16,555)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale marketable securities, net	3	41	(1)	106
Foreign currency translation adjustments, net	132	(23)	193	(41)
Total other comprehensive income, net of tax	135	18	192	65
Comprehensive loss	$(18,853)	$(5,808)	$(52,121)	$(16,490)

(1) Includes stock-based compensation as follows:
Cost of revenue:
Products	$96	$128	$212	$218
Services	75	55	131	92
Research and development	1,122	1,099	2,448	2,146
Sales and marketing	654	840	1,765	1,662
General and administrative	831	846	1,762	1,571

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2017	June 25, 2016
Operating activities:
Net loss	$(52,313)	$(16,555)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,929	4,131
Loss on retirement of property and equipment	80	—
Amortization of intangible assets	813	4,178
Amortization of premium (discount) related to available-for-sale securities	(3)	233
Stock-based compensation	6,318	5,689
Changes in operating assets and liabilities:
Accounts receivable, net	(2,056)	(1,963)
Inventory	4,973	6,906
Deferred cost of revenue	(5,331)	(1,894)
Prepaid expenses and other assets	(156)	1,394
Accounts payable	3,731	(5,859)
Accrued liabilities	2,962	9,012
Deferred revenue	14,860	323
Other long-term liabilities	(241)	(207)
Net cash provided by (used in) operating activities	(21,434)	5,388
Investing activities:
Purchases of property and equipment	(4,715)	(3,078)
Purchases of marketable securities	(8,732)	—
Sales of marketable securities	5,051	—
Maturities of marketable securities	18,516	11,670
Net cash provided by investing activities	10,120	8,592
Financing activities:
Proceeds from exercise of stock options	29	14
Proceeds from employee stock purchase plan	673	2,905
Payments for repurchases of common stock	—	(12,809)
Taxes paid for awards vested under equity incentive plan	(2,630)	(1,547)
Net cash used in financing activities	(1,928)	(11,437)
Effect of exchange rate changes on cash and cash equivalents	177	(124)
Net increase (decrease) in cash and cash equivalents	(13,065)	2,419
Cash and cash equivalents at beginning of period	50,359	23,626
Cash and cash equivalents at end of period	$37,294	$26,045

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Company and Basis of Presentation
Company
Calix, Inc. (together with its subsidiaries, “Calix,” the “Company,” “our,” “we,” or “us”) was incorporated in August 1999, and is a Delaware corporation. The Company is a leading global provider of broadband communications access platforms, systems and software for fiber- and copper-based network architectures and a pioneer in software defined access and cloud products focused on access networks and the subscriber. Calix’s portfolio combines Access eXtensible Operating System (“AXOS”), a software platform for access, with Calix Cloud, innovative cloud products for network data analytics and subscriber experience assurance. Together they enable communications service providers (“CSPs”) to transform their networks and enhance how they connect to their residential and business subscribers. The Company enables CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. The Company focuses solely on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers.
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
The results of the Company’s operations can vary during each quarter of the fiscal year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had five more days in the six months ended July 1, 2017 than in the six months ended June 25, 2016. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Prior Period Recast
The Company’s revenue from services for the three and six months ended July 1, 2017 represents more than 10% of its total revenue; hence, the revenue derived from services along with its associated cost of revenue are presented separately in the accompanying Condensed Consolidated Statements of Comprehensive Loss. Services include professional services, software support services for access systems, extended warranty and training services. Accordingly, revenue and cost of revenue for the three and six months ended June 25, 2016 are recast solely to conform with the current period presentation. The recast does not affect total revenue, total cost of revenue, gross profit, operating expenses, or net loss.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s significant accounting policies did not change during the six months ended July 1, 2017, except for those impacted by the newly adopted accounting standards below.
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
Recent Accounting Pronouncements Not Yet Adopted
Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires recognition of an asset and liability for lease arrangements longer than twelve months. ASU 2016-02 will be effective for the Company beginning in the first quarter of fiscal 2019. Early application is permitted, and it is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is not planning to early adopt, and accordingly, it will adopt the new standard effective January 1, 2019. The Company intends to elect the available practical expedients on adoption. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements. The Company expects its assets and liabilities to increase as the new standard requires recognition of right-of-use assets and lease liabilities for operating leases, but does not expect any material impact on its loss from operations or net loss as a result of the adoption of this standard.
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

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The Company will adopt the new standard effective January 1, 2018 using the modified retrospective transition method applied to those contracts which are not completed as of that date.
The Company has reached preliminary conclusions on key accounting assessments related to the standard and is in the process of evaluating the impact of the new standard on its accounting policies, processes, and system requirements. The Company has assigned internal resources in addition to the engagement of third party service providers to assist in its evaluation. Additionally, the Company expects to make investments in new systems or enhancement of existing systems to enable timely and accurate reporting under the new standard. While the Company continues to perform further assessment of all potential impacts under the new standard, the Company expects the timing of revenue recognition to be accelerated for certain performance obligations related to certain revenue arrangements which are currently deferred until customer acceptance. Depending on the outcome of the Company’s final evaluation, the timing of when revenue is recognized could change significantly for those revenue arrangements under the new standard.
In connection with the adoption of the new revenue standard, the Company will also adopt ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, with respect to capitalization and amortization of incremental costs of obtaining a contract effective January 1, 2018. As a result, the Company may need to capitalize additional costs of obtaining a contract, including sales commissions, as the guidance requires the capitalization of all incremental costs incurred to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided it expects to recover the costs. The Company expects that sales commissions as a result of obtaining customer contracts are recoverable, and as a result, the Company will defer certain sales commissions and amortize them over the period that the related revenue is recognized.
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
Concentration of Customer Risk
The Company had one customer that accounted for more than 10% of its total revenue for the three months ended July 1, 2017 and two customers that each accounted for more than 10% of its total revenue for the six months ended July 1, 2017. These two customers each accounted for more than 10% of the Company’s total revenue for the three and six months ended June 25, 2016. These two customers together represented 34% and 44% of the Company’s total revenue for the three and six months ended July 1, 2017, respectively, and 35% and 32% for the three and six months ended June 25, 2016, respectively. Each of these two customers represented more than 10% of the Company’s accounts receivable as of July 1, 2017 and December 31, 2016.
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
The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. The Company reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things: the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent and ability to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The Company has evaluated its investments as of July 1, 2017 and has determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position for greater than one year.

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	July 1, 2017	December 31, 2016
Cash and cash equivalents:
Cash	$34,534	$34,340
Money market funds	2,760	15,020
Commercial paper	—	999
Total cash and cash equivalents	37,294	50,359
Marketable securities:
Corporate debt securities	6,125	17,272
Commercial paper	2,594	6,275
U.S. government agency securities	4,196	4,201
Total marketable securities	12,915	27,748
	$50,209	$78,107
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities.
As of July 1, 2017, all marketable securities were due in one year or less; and the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$6,128	$—	$(3)	$6,125
Commercial paper	2,594	—	—	2,594
U.S. government agency securities	4,200	—	(4)	4,196
	$12,922	$—	$(7)	$12,915
As of December 31, 2016, the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$17,279	$1	$(8)	$17,272
Commercial paper	6,275	—	—	6,275
U.S. government agency securities	4,200	1	—	4,201
	$27,754	$2	$(8)	$27,748
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

The following table sets forth the Company’s financial assets measured at fair value on a recurring basis as of July 1, 2017 and December 31, 2016, based on the three-tier fair value hierarchy (in thousands):

As of July 1, 2017	Level 1	Level 2	Total
Money market funds	$2,760	$—	$2,760
Corporate debt securities	—	6,125	6,125
Commercial paper	—	2,594	2,594
U.S. government agency securities	—	4,196	4,196
	$2,760	$12,915	$15,675

As of December 31, 2016	Level 1	Level 2	Total
Money market funds	$15,020	$—	$15,020
Corporate debt securities	—	17,272	17,272
Commercial paper	—	7,274	7,274
U.S. government agency securities	—	4,201	4,201
	$15,020	$28,747	$43,767
The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities, commercial paper and U.S. government agency securities classified as Level 2 were derived from quoted market prices for similar instruments indexed to prevailing market yield rates. The Company has no level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended July 1, 2017 and June 25, 2016.
5. Goodwill and Intangible Assets
Goodwill
Goodwill was recorded as a result of the Company’s acquisitions of Occam Networks, Inc. (“Occam”) in February 2011 and Optical Solutions, Inc. in February 2006. This goodwill is not deductible for tax purposes, and there have been no adjustments to goodwill since the acquisition dates.
Goodwill is not amortized but instead is subject to an annual impairment test or more frequently if events or changes in circumstances indicate that it may be impaired. The Company evaluates goodwill on an annual basis at the end of the second quarter of each year. Management has determined that the Company operates as a single reporting unit and, therefore, evaluates goodwill impairment at the enterprise level. Management assessed qualitative factors to determine whether it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the Company was less than its carrying amount, including goodwill, as of July 1, 2017. In assessing the qualitative factors, management considered the impact of these key factors: macro-economic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities, market capitalization and stock price. Management concluded that the fair value of the Company was more likely than not greater than its carrying amount as of July 1, 2017. As such, it was not necessary to perform the two-step goodwill impairment test at the time.
Intangible Assets
Intangible assets are carried at cost, less accumulated amortization. The details of intangible assets as of July 1, 2017 and December 31, 2016 are disclosed in the following table (in thousands):

	July 1, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core developed technology	$68,964	$(68,964)	$—	$68,964	$(68,151)	$813
Customer relationships	54,740	(54,740)	—	54,740	(54,740)	—
	$123,704	$(123,704)	$—	$123,704	$(122,891)	$813
All intangible assets were fully amortized at April 1, 2017.

Amortization expense in the periods as indicated were recognized as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Cost of products revenue	$—	$814	$813	$2,477
Operating expenses	—	—	—	1,701
	$—	$814	$813	$4,178
6. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	July 1, 2017	December 31, 2016
Accounts receivable	$55,390	$52,792
Allowance for doubtful accounts	(450)	(518)
Product return reserve	(1,548)	(938)
	$53,392	$51,336
Inventory consisted of the following (in thousands):

	July 1, 2017	December 31, 2016
Raw materials	$1,028	$1,827
Finished goods	38,544	42,718
	$39,572	$44,545
Property and equipment, net consisted of the following (in thousands):

	July 1, 2017	December 31, 2016
Test equipment	$45,559	$43,580
Computer equipment and software	32,833	30,306
Furniture and fixtures	2,881	2,831
Leasehold improvements	6,893	6,898
Total	88,166	83,615
Accumulated depreciation and amortization	(70,207)	(65,631)
	$17,959	$17,984
Accrued liabilities consisted of the following (in thousands):

	July 1, 2017	December 31, 2016
Advance customer payments	$20,199	$20,726
Accrued compensation and related benefits	19,007	19,541
Accrued professional and consulting fees	14,215	8,205
Accrued warranty and retrofit	9,265	12,214
Accrued excess and obsolete inventory at contract manufacturers	1,979	1,327
Accrued customer rebates	717	1,931
Accrued restructuring charges	600	—
Accrued other	6,680	5,771
	$72,662	$69,715
Advance customer payments as of July 1, 2017 and December 31, 2016 primarily included $19.4 million and $20.3 million, respectively, which the Company received as payments in advance of completion of final customer acceptance of the products and services provided in connection with network improvement projects for a customer.

Deferred revenue consisted of the following (in thousands):

	July 1, 2017	December 31, 2016
Current:
Products and services	$38,454	$24,472
Extended warranty	3,393	3,382
	41,847	27,854
Long-term:
Products and services	26	22
Extended warranty	21,078	20,215
	21,104	20,237
	$62,951	$48,091
Deferred cost of revenue consisted of costs incurred for products and services for which revenues have been deferred or not yet earned.
7. Commitments and Contingencies
Commitments
The Company’s principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments as of December 31, 2016 are disclosed in the Company’s Annual Report on Form 10-K, and have not changed materially during the six months ended July 1, 2017.
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
Accrued Warranty and Retrofit
The Company provides a standard warranty for its hardware products. Hardware generally has a one-, three- or five-year standard warranty from the date of shipment. Under certain circumstances, the Company also provides fixes on specifically identified performance failures for products that are outside of the standard warranty period and recognizes estimated costs related to retrofit activities upon identification of such product failures. The Company accrues for potential warranty and retrofit claims based on the Company’s historical product failure rates and historical costs incurred in correcting product failures along with other relevant information related to any specifically identified product failures. The Company’s warranty and retrofit accruals are based on estimates of losses that are probable based on information available. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.
Changes in the Company’s warranty and retrofit reserves in the periods as indicated were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Balance at beginning of period	$10,778	$9,152	$12,214	$9,564
Provision for warranty and retrofit charged to cost of revenue	1,743	2,532	3,605	3,112
Utilization of reserve	(3,256)	(1,485)	(6,554)	(2,104)
Adjustments to pre-existing reserve	—	(25)	—	(398)
Balance at end of period	$9,265	$10,174	$9,265	$10,174
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

Indemnifications
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
8. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Numerator:
Net loss	$(18,988)	$(5,826)	$(52,313)	$(16,555)
Denominator:
Weighted-average common shares outstanding	50,019	48,371	49,772	48,478
Basic and diluted net loss per common share	$(0.38)	$(0.12)	$(1.05)	$(0.34)
Potentially dilutive shares, weighted average	5,225	5,733	5,685	5,620
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
9. Stockholders’ Equity
Equity Incentive Plans
The Company currently maintains two equity incentive plans, the 2002 Stock Plan and the 2010 Equity Incentive Award Plan (together, the “Plans”). These plans were approved by the stockholders and are described in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2017. The Company also maintains a Long Term Incentive Program under the 2010 Equity Incentive Award Plan. Under the Long Term Incentive Program, certain key employees of the Company are eligible for equity awards based on the Company’s stock price performance. To date, awards granted under the Plans consist of stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”).
Stock Options
During the three and six months ended July 1, 2017, no stock options were granted. During the three months ended July 1, 2017, 3,000 shares of stock options were exercised at a weighted-average exercise price of $5.62 per share. During the six months ended July 1, 2017, 5,000 shares of stock options were exercised at a weighted-average exercise price of $5.99 per share. As of July 1, 2017, unrecognized stock-based compensation expense of $2.5 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Stock Units
During the three months ended July 1, 2017, 209,870 shares of RSUs were granted with a weighted-average grant date fair value of $6.70 per share. During the six months ended July 1, 2017, 412,970 shares of RSUs were granted with a weighted-average grant date fair value of $6.85 per share. During the three months ended July 1, 2017, 510,827 shares of RSUs vested, net of shares withheld for statutory income tax purposes, and were converted to an equivalent number of shares of common stock. During the six months ended July 1, 2017, 562,988 shares of RSUs vested, net of shares withheld for statutory income tax purposes, and were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $1.5 million were remitted to the relevant taxing authorities during the three months ended July 1, 2017. Taxes withheld from employees of $1.7 million were remitted to the relevant taxing authorities during the six months ended July 1, 2017. As of July 1, 2017, unrecognized stock-based compensation expense of $11.6 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.4 years.

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
During the three months ended July 1, 2017, 25,000 shares of PRSUs vested and were converted into 15,604 shares of common stock, net of shares withheld for statutory income tax purposes. During the six months ended July 1, 2017, 325,000 shares of PRSUs vested and were converted into 195,656 shares of common stock, net of shares withheld for statutory income tax purposes. Taxes withheld from employees of $0.1 million were remitted to the relevant taxing authorities during the three months ended July 1, 2017. Taxes withheld from employees of $0.9 million were remitted to the relevant taxing authorities during the six months ended July 1, 2017. As of July 1, 2017, unrecognized stock-based compensation expense of $0.4 million related to PRSUs, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 1.1 years.
Employee Stock Purchase Plans
The Company’s Amended and Restated Employee Stock Purchase Plan (“Restated ESPP”) allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their annual compensation subject to certain Internal Revenue Code limitations. In addition, no participant may purchase more than 2,000 shares of common stock in each offering period.
The offering periods under the Restated ESPP were six-month periods commencing on November 2nd and May 2nd of each year, effective November 2, 2015. In July 2016, the Compensation Committee of the Company’s board of directors approved a change in those six-month period commencement dates to May 15th and November 15th of each year, effective May 15, 2017. The ending date of the Restated ESPP offering period which commenced on November 2, 2016 was extended until May 14, 2017 as a result of this change. The price of common stock purchased under the Restated ESPP is 85 percent of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of July 1, 2017, there were 3,000,217 shares available for issuance under the Restated ESPP.
During the three and six months ended July 1, 2017, 119,011 shares were purchased under the Restated ESPP. As of July 1, 2017, unrecognized stock-based compensation expense of $0.7 million related to the Restated ESPP is expected to be recognized over a remaining service period of 4.5 months.
On March 30, 2017, the Company’s board of directors, upon recommendation of the Compensation Committee, approved the adoption of the Calix, Inc. 2017 Nonqualified Employee Stock Purchase Plan (“Nonqualified ESPP”). The Nonqualified ESPP was approved by our stockholders on May 17, 2017, with the initial offering period commencing July 1, 2017. Under the Nonqualified ESPP, eligible employees can purchase shares of the Company’s common stock through payroll deductions of up to 25 percent of their annual compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The Nonqualified ESPP provides two six-month offering periods, from January 1 through June 30 and July 1 through December 31 of each year. The maximum number of shares of common stock currently authorized for issuance under the Nonqualified ESPP is 1,000,000 shares, with a maximum of 500,000 shares allocated per purchase period.
Stock-Based Compensation Expense
Stock-based compensation expense associated with stock options, RSUs, PRSUs and purchase rights under the ESPP is measured at the grant date based on the fair value of the award, and is recognized, net of forfeitures, as expense over the remaining requisite service period on a straight-line basis.
The Company values RSUs at the closing market price of the Company’s common stock on the date of grant.
Stock-based compensation expense associated with PRSUs with graded vesting features and which contain both a performance and a service condition is measured based on the closing market price of the Company’s common stock on the date of grant, and is recognized, net of forfeitures, as expense over the requisite service period using the graded vesting attribution method. Compensation expense is only recognized if the Company has determined that it is probable that the performance condition will be met. The Company reassesses the probability of vesting at each reporting period and adjusts compensation expense based on its probability assessment. In February 2017, the Compensation Committee of the Company’s board of directors determined that the performance condition related to PRSUs granted to executives in 2016 was met based on the Company’s actual revenue recognized during 2016.
The fair value of PRSUs with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the TSR of the Company’s stock in relation to the peer group over each performance period. Compensation cost on PRSUs with a market condition is not adjusted for subsequent changes in the Company’s stock performance or the level of ultimate vesting.

10. Accumulated Other Comprehensive Loss
The table below summarizes the changes in accumulated other comprehensive loss by component for the periods indicated (in thousands):

	Three Months Ended
	July 1, 2017			June 25, 2016
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(10)	$(589)	$(599)	$(29)	$(119)	$(148)
Other comprehensive income (loss)	3	132	135	41	(23)	18
Balance at end of period	$(7)	$(457)	$(464)	$12	$(142)	$(130)

	Six Months Ended
	July 1, 2017			June 25, 2016
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(6)	$(650)	$(656)	$(94)	$(101)	$(195)
Other comprehensive income (loss)	(1)	193	192	106	(41)	65
Balance at end of period	$(7)	$(457)	$(464)	$12	$(142)	$(130)
Realized gains and losses on sales of available-for-sale marketable securities, if any, are reclassified from accumulated other comprehensive loss to “Other income (expense)” in the accompanying Condensed Consolidated Statements of Comprehensive Loss.
11. Credit Facility
The Company entered into a credit agreement with Bank of America, N.A. on July 29, 2013 (as amended on December 23, 2015, the “Credit Agreement”). The Credit Agreement provided for a revolving facility in the aggregate principal amount of up to $50.0 million, with any borrowings limited to a maximum consolidated leverage ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the Credit Agreement). The Company had determined that as of July 1, 2017, no funds were available for borrowing under the Credit Agreement based on the Company’s consolidated leverage ratios. In August 2017, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). In connection with the Loan Agreement, the Company terminated the Credit Agreement. (See Note 14, Subsequent Event.)
12. Income Taxes
The following table presents the provision for income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Provision for income taxes	$177	$124	$850	$245
Effective tax rate	(0.9)%	(2.2)%	(1.7)%	(1.5)%
The income tax provision for the three and six months ended July 1, 2017 and June 25, 2016 consisted primarily of foreign income taxes. The effective tax rate for the three and six months ended July 1, 2017 and June 25, 2016 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods. The Company’s effective tax rate for the three and six months ended July 1, 2017 and June 25, 2016 is impacted by the change in foreign income tax expense.
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
13. Restructuring Charges
The Company adopted a restructuring plan in March 2017. This restructuring plan realigns the Company’s business, increasing its focus towards its investments in innovative software defined access systems and software, while reducing its cost structure in its traditional systems business. The Company began to take action under this plan beginning in March 2017 and recognized approximately $1.0 million and $1.7 million of restructuring charges for the three and six months ended July 1, 2017, respectively, consisting primarily of severance and other one-time termination benefits. Restructuring charges are presented separately under operating expenses in the accompanying Condensed Consolidated Statements of Comprehensive Loss.
The following table summarizes the activities related to the restructuring charges pursuant to the above restructuring plan (in thousands):

	Three Months Ended July 1, 2017	Six Months Ended July 1, 2017
Liability at beginning of period	$699	$—
Restructuring charges for the period	957	1,656
Cash payments	(1,056)	(1,056)
Liability at end of period	$600	$600
The Company currently estimates that this plan will result in pre-tax restructuring charges totaling up to $6.8 million with approximately up to $5.1 million of additional charges expected to be recognized during the rest of fiscal 2017. These charges are primarily cash-based.
14. Subsequent Event
In August 2017, the Company entered into the Loan Agreement for a senior secured revolving credit facility with SVB, pursuant to which SVB agreed to make revolving advances available to the Company in a principal amount of up to $30.0 million based on a customary accounts receivable borrowing base, subject to certain exceptions for accounts originating outside the United States and certain specific accounts. The credit facility includes a $10.0 million sublimit for the issuance of letters of credit. The letters of credit issued under the Loan Agreement will reduce, on a dollar-for-dollar basis, the amount available under the credit facility. Additionally, the Company can borrow up to $5.0 million on a non-formula revolver until January 15, 2018, which will reduce, on a dollar-for-dollar basis, the amount available under the credit facility so that at no time will more than $30.0 million in principal amount be outstanding under the Loan Agreement. The credit facility matures and all outstanding amounts become due and payable on August 7, 2019. Subject to certain exceptions, the Company will also be required to pay to SVB a fee of $0.3 million if it terminates the credit facility prior to August 7, 2018. The credit facility is secured by substantially all of the Company’s assets, including the Company’s intellectual property. Loans under the credit facility will bear interest through maturity at a variable annual rate based upon an annual rate of either a prime rate or a LIBOR rate, plus an applicable margin between 0.50% to 1.50% for prime rate advances and between 2.00% and 3.00% for LIBOR advances based on the Company’s maintenance of an applicable liquidity ratio. The credit facility includes affirmative and negative covenants applicable to the Company and its subsidiaries. Furthermore, the Loan Agreement requires the Company to maintain a liquidity ratio at minimum levels set forth in more detail in the Loan Agreement. The credit facility also includes events of default, the occurrence and continuation of which would provide SVB with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against the Company and the collateral securing the loans under the credit facility.

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

Overview
We are a leading global provider of broadband communications access platforms, systems and software for fiber- and copper-based network architectures and a pioneer in software defined access and cloud products focused on access networks and the subscriber. Calix’s portfolio combines AXOS, a software platform for access, with Calix Cloud, innovative cloud products for network data analytics and subscriber experience assurance. Together, they enable CSPs to transform their networks and enhance how they connect to their residential and business subscribers. We enable CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. We focus solely on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. We believe that continued innovation and investment in advanced platforms and systems are important elements of our growth strategy. Our most advanced systems operate on AXOS, a network operating system and software platform built for the specific needs of the access network that allows for all software functions in the access network to be developed and run without dependence on underlying hardware and associated silicon chipsets.
We market our access systems and related software to CSPs globally through our direct sales force as well as a growing number of resellers. At the end of the second quarter of 2017, over 23 million ports of the Calix portfolio have been deployed at a growing number of CSPs worldwide. Our customers range from smaller, regional CSPs to some of the world’s largest CSPs. We have enabled over 1,300 customers to deploy gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue was $126.1 million and $243.6 million for the three and six months ended July 1, 2017, respectively, compared to $107.4 million and $205.8 million for the three and six months ended June 25, 2016, respectively. Our revenue levels and continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, particularly larger CSPs, globally. We continue to grow our services business to meet ongoing demand for turnkey solutions that include professional services together with the supply of equipment and materials, including projects that are funded by the CAF 2 program. During the second quarter of 2017 we completed a significant network improvement project that we commenced in 2015, and continued work underway on previously-awarded projects. We believe that these services enable us to offer broader solutions to meet customer needs as well as support our long-term growth initiatives. Revenue for such projects is generally recognized only when project requirements are completed, which typically requires longer periods depending on the nature and scope of the project. Similarly, some of the costs incurred by us for such projects, including labor and related costs, are deferred and recognized to cost of revenue when the associated revenue is recognized.
Revenue fluctuations result from many factors, including: increases or decreases in customer orders for our products and services, contractual terms with customers that result in delayed revenue recognition and varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual budgets, and in certain regions, customers are also challenged by winter weather conditions that inhibit fiber deployment in outside plants. Our revenue levels are also dependent upon our customers’ timing of purchases and capital expenditure plans, including expenditure plans for turnkey solutions projects, which are generally non-recurring in nature. As of July 1, 2017, we had deferred revenue of approximately $28.7 million related to ongoing work in turnkey network improvement projects that will be recognized only upon acceptance by customer or upon agreed milestones. The timing of recognition of deferred revenue may cause significant fluctuations in our revenue and operating results from period to period.
Cost of revenue is strongly correlated to revenue and tends to fluctuate from all of the above factors that could impact revenue. Factors that impacted our cost of revenue for the three and six months ended July 1, 2017, and that may impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in product warranty and incurrence of retrofit costs, changes in the cost of our inventory and inventory write-downs. Cost of services revenue has been, and is expected to continue to be impacted in future periods by, increases in the pace of professional services activity due to customer requirements and project deadlines, the timing of completion of project requirements, higher than anticipated costs associated with delivery of professional services for which project pricing is typically set at the outset of the project, charges related to cost overruns on services projects and inefficiencies associated with delays resulting from third party dependencies and incremental costs to rework. Cost of revenue also includes fixed expenses related to our internal operations, which could impact our cost of revenue as a percentage of revenue if there are large fluctuations in revenue.
Cost of revenue has a direct impact on gross profit and gross margins. During the three and six months ended July 1, 2017, our gross profit and gross margin continue to be negatively impacted by an increase in our services revenue, which carries lower gross margin, as a mix of total revenue. We have continued to incur higher costs related to growing our professional services business for turnkey network improvement projects. We also incurred higher than expected costs and cost overruns associated with delivery of services due to project delays, third party dependencies, longer than anticipated time to complete projects and incremental rework needed to complete services projects, as well as continued elevated pace of services activities to complete project requirements during the three and six months ended July 1, 2017. Overall, our gross profit and gross margin fluctuate based on timing of factors such as new product introduction or upgrades to existing products, changes in customer mix, changes in the mix of products demanded and sold (and any related write-downs of existing inventory), increase in mix of revenue towards professional services, increase in mix of revenue from channel sales rather than direct sales or other unfavorable customer or product mix, shipment volumes and any related volume discounts, changes in our product and services costs, pricing decreases or discounts, customer rebates and incentive programs due to competitive pressure. The timing of our recognition of deferred revenue and related deferred costs related to turnkey professional services projects could also result in lower gross profit and gross margin in the periods that such revenue is recognized, and the relative size of these arrangements could cause large fluctuations in our gross profit from period to period. Moreover, to the extent that deferred cost of revenue relating to the professional services portion of turnkey projects is determined to be unrecoverable, we incur a charge to cost of revenue in the period such cost is determined to be unrecoverable. During the six months ended July 1, 2017, we recorded a charge of $3.6 million due to overruns and re-work associated with a number of turnkey network improvement projects.

Our operating expenses have fluctuated based on the following factors: changes in headcount and personnel costs which comprise a significant portion of our operating expenses, timing of variable compensation expenses due to fluctuations in order volumes, timing of research and development expenses including investments in innovative solutions, including next generation solutions and new customer segments, prototype builds and outsourced development projects, fluctuations in stock-based compensation expenses due to timing of equity grants or other factors affecting vesting, changes in acquisition-related expenses, and timing of litigation-related costs. During the three and six months ended July 1, 2017 as compared with the corresponding periods in fiscal 2016, our total operating expense increased due to increases in headcount and outside contractors, primarily for research and development and, to a lesser extent, as a result of severance-related expenses incurred in the three and six months ended July 1, 2017. In March 2017, we adopted a restructuring plan to realign our business to increase focus towards investments in software defined access systems and software and to reduce costs in our traditional systems business, which we expect will result in estimated pre-tax restructuring charges totaling up to $6.8 million for fiscal year 2017, of which we incurred $1.7 million during the six months ended July 1, 2017. We anticipate that our operating expenses may increase in absolute dollar amounts but will decline as a percentage of revenue over time.
During the three and six months ended July 1, 2017 as compared with the corresponding periods in fiscal 2016, our costs, operating expenses and working capital needs increased primarily due to the continued growth of our professional services operations to meet customer and market demand for turnkey network improvement projects and higher research and development expenditures related to strategic investments in our platform, products and software. We focus our research and development efforts on innovative technologies that we believe will grow our customer base, including the pursuit of larger customer opportunities. We expect to continue to incur higher capital and operating expenditures, and higher levels of cash use, related to our investments in these initiatives as we seek to grow our market share.
Our net loss was $19.0 million and $52.3 million for the three and six months ended July 1, 2017, respectively, compared to a net loss of $5.8 million and $16.6 million for the three and six months ended June 25, 2016, respectively. Since our inception we have incurred significant losses and, as of July 1, 2017, we had an accumulated deficit of $636.6 million. Further, as a result of the fluctuations described above and a number of other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016. During the six months ended July 1, 2017, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
Comparison of the Three and Six Months Ended July 1, 2017 and June 25, 2016
Revenue
Our revenue is comprised of the following:

•	Products — includes revenue derived from the sale of access systems, premises equipment, software licenses and cloud-based software products.

•	Services — includes revenue from professional services, software support services for access systems, extended warranty and training services.

The following table sets forth our revenue (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2017	June 25, 2016	Variance in Dollars	Variance in Percent	July 1, 2017	June 25, 2016	Variance in Dollars	Variance in Percent
Revenue:
Products	$107,348	$100,144	$7,204	7%	$198,953	$191,824	$7,129	4%
Services	18,775	7,281	11,494	158%	44,688	13,976	30,712	220%
	$126,123	$107,425	$18,698	17%	$243,641	$205,800	$37,841	18%

Percent of total revenue:
Products	85%	93%			82%	93%
Services	15%	7%			18%	7%
	100%	100%			100%	100%
Our revenue increased by $18.7 million, or 17%, for the three months ended July 1, 2017 and $37.8 million, or 18%, for the six months ended July 1, 2017 as compared with the corresponding periods in fiscal 2016. This was mainly due to an increase in services revenue by $11.5 million, or 158%, for the three months ended July 1, 2017 and $30.7 million, or 220%, for the six months ended July 1, 2017, primarily driven by completion of services associated with a significant turnkey network improvement project substantially completed during the first quarter of 2017 and the completion of several sites from previously-awarded projects. Our products revenue also increased by $7.2 million and $7.1 million for the three and six months ended July 1, 2017 as compared with the corresponding periods in fiscal 2016 mainly due to higher shipments. During the three and six months ended July 1, 2017, revenue generated in the United States was $108.1 million and $214.6 million or approximately 86% and 88%, respectively, of our total revenue, compared to $99.2 million and $187.0 million, or approximately 92% and 91% of our total revenue, for the same periods in fiscal 2016. International revenue was $18.0 million and $29.0 million, or approximately 14% and 12% of our total revenue, for the three and six months ended July 1, 2017, respectively, compared to $8.3 million and $18.8 million, or approximately 8% and 9% of our total revenue, for the same periods in fiscal 2016.
We had one customer that accounted for more than 10% of our total revenue during the three months ended July 1, 2017. See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on concentration of revenue for the periods presented.
Cost of Revenue, Gross Profit and Gross Margin
The following table sets forth our cost of revenue (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2017	June 25, 2016	Variance in Dollars	Variance in Percent	July 1, 2017	June 25, 2016	Variance in Dollars	Variance in Percent
Cost of revenue:
Products	$58,299	$51,501	$6,798	13%	$115,672	$99,194	$16,478	17%
Services	24,501	5,918	18,583	314%	50,269	11,118	39,151	352%
	$82,800	$57,419	$25,381	44%	$165,941	$110,312	$55,629	50%
Our cost of revenue increased by $25.4 million and $55.6 million during the three and six months ended July 1, 2017, respectively, as compared with the corresponding periods in fiscal 2016. This was primarily attributable to an increase in cost of services revenue by $18.6 million and $39.2 million during those respective periods, as we experienced a higher pace of services activities, including higher costs attributed to rework and overruns (including third party costs) to meet project requirements for our turnkey network improvement projects. Our product cost of revenue also increased by $6.8 million and $16.5 million mainly due to higher volume of shipments.

The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2017	June 25, 2016	Variance in Dollars	Variance in Percent	July 1, 2017	June 25, 2016	Variance in Dollars	Variance in Percent
Gross profit:
Products	$49,049	$48,643	$406	1%	$83,281	$92,630	$(9,349)	(10)%
Services	(5,726)	1,363	(7,089)	(520)%	(5,581)	2,858	(8,439)	(295)%
Total gross profit	$43,323	$50,006	$(6,683)	(13)%	$77,700	$95,488	$(17,788)	(19)%
Gross margin:
Products	46%	49%			42%	48%
Services	(30)%	19%			(12)%	20%
Total gross margin	34%	47%			32%	46%
Gross profit decreased to $43.3 million and $77.7 million during the three and six months ended July 1, 2017, respectively, from $50.0 million and $95.5 million during the corresponding periods in fiscal 2016. Gross margin decreased to 34% and 32% during the three and six months ended July 1, 2017, respectively, from 47% and 46% during the corresponding periods in fiscal 2016. The decrease in gross profit and gross margin during the three and six months ended July 1, 2017 was primarily due to an increase in revenue mix toward services revenue as we continued to grow our professional services business, an increased pace of activities in our turnkey network improvement projects and higher costs attributed to rework and overruns to meet customer requirements. Services revenue, particularly those relating to our turnkey network improvement projects, typically has higher associated costs and lower margins. The decrease was partly attributed to product and regional mix within products.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2017	June 25, 2016	Variance in Dollars	Variance in Percent	July 1, 2017	June 25, 2016	Variance in Dollars	Variance in Percent
Research and development	$32,950	$25,033	$7,917	32%	$66,758	$47,806	$18,952	40%
Percent of total revenue	26%	23%			27%	23%
The increase in research and development expenses by $7.9 million and $19.0 million during the three and six months ended July 1, 2017, respectively, compared with the corresponding periods in fiscal 2016 was primarily due to an increase in personnel for research and development. This resulted in higher compensation and employee benefits of $2.3 million and $7.1 million during the three and six months ended July 1, 2017, respectively. We increased our research and development efforts to support our growing product portfolio and strategic investments in innovative solutions, including next generation solutions and new customer segments. Expenses for outside contractors increased by $4.4 million and $8.7 million and expenditures relating to prototype and expendable equipment used for research and development activities increased by approximately $0.9 million and $2.4 million during the three and six months ended July 1, 2017, respectively, primarily for development services including investments in next generation technologies to pursue broader growth opportunities.
We intend to moderate our investments in research and development as our next generations systems and software platforms are brought to market.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2017	June 25, 2016	Variance in Dollars	Variance in Percent	July 1, 2017	June 25, 2016	Variance in Dollars	Variance in Percent
Sales and marketing	$18,429	$19,213	$(784)	(4)%	$40,858	$38,275	$2,583	7%
Percent of total revenue	15%	18%			17%	19%
Sales and marketing expenses were relatively flat during the three months ended July 1, 2017 compared with the corresponding period in fiscal 2016. The increase in sales and marketing expenses by $2.6 million during the six months ended July 1, 2017 compared with the corresponding period in 2016 was primarily due to an increase in compensation and employee benefits attributed to higher commissions due to increased shipments and higher payroll related expenses arising from changes in personnel.

We expect to continue our investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2017	June 25, 2016	Variance in Dollars	Variance in Percent	July 1, 2017	June 25, 2016	Variance in Dollars	Variance in Percent
General and administrative	$9,701	$11,641	$(1,940)	(17)%	$19,958	$24,325	$(4,367)	(18)%
Percent of total revenue	8%	11%			8%	12%
General and administrative expenses decreased by $1.9 million and $4.4 million during the three and six months ended July 1, 2017, respectively, compared with the corresponding periods in fiscal 2016, which included legal fees and expenses related to the Occam litigation of $2.9 million and $6.5 million that did not recur in 2017 as the litigation was settled in 2016. The decrease was partially offset by an increase in compensation and employee benefits by $0.6 million and $1.4 million during the three and six months ended July 1, 2017, respectively, due to increase in headcount. Severance benefits also increased by $0.5 million during the six months ended July 1, 2017 related to our separation agreement with our former Executive Vice President and Chief Financial Officer. We expect that general and administrative expenses will increase due to implementation costs associated with new SaaS-based infrastructure.
Amortization of Intangible Asset
The following table sets forth our amortization of intangible asset included in operating expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2017	June 25, 2016	Variance in Dollars	Variance in Percent	July 1, 2017	June 25, 2016	Variance in Dollars	Variance in Percent
Amortization of intangible asset	$—	$—	$—	—%	$—	$1,701	$(1,701)	(100)%
Percent of total revenue	—%	—%			—%	1%
The intangible asset related to customer relationships had reached completion of its amortization period during the first quarter of fiscal 2016.
Restructuring Charges
The following table sets forth our restructuring charges (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2017	June 25, 2016	Variance in Dollars	Variance in Percent	July 1, 2017	June 25, 2016	Variance in Dollars	Variance in Percent
Restructuring charges	$957	$—	$957	100%	$1,656	$—	$1,656	100%
Percent of total revenue	1%	—%			1%	—%
In connection with a restructuring plan we adopted in March 2017, we recognized approximately $1.0 million and $1.7 million of restructuring charges during the three and six months ended July 1, 2017, respectively, consisting primarily of severance and other one-time termination benefits. See Note 13, “Restructuring Charges” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details regarding this restructuring plan.
Provision for Income Taxes
The following table sets forth our provision for income taxes (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2017	June 25, 2016	Variance in Dollars	Variance in Percent	July 1, 2017	June 25, 2016	Variance in Dollars	Variance in Percent
Provision for income taxes	$177	$124	$53	43%	$850	$245	$605	247%
Effective tax rate	(0.9)%	(2.2)%			(1.7)%	(1.5)%
The income tax provision for the three and six months ended July 1, 2017 and June 25, 2016 consisted primarily of foreign income taxes. The effective tax rate for the three and six months ended July 1, 2017 and June 25, 2016 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods. Our effective tax rate for the three and six months ended July 1, 2017 and June 25, 2016 is impacted by the change in foreign income tax expense.

Deferred tax assets are recognized if realization of such assets is more likely than not. We have established and continue to maintain a full valuation allowance against our net deferred tax assets, with the exception of certain foreign deferred tax assets, as we do not believe that realization of those assets is more likely than not.
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
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations. At July 1, 2017, we had cash, cash equivalents and marketable securities of $50.2 million, which consisted of deposits held at banks, money market mutual funds held at major financial institutions and highly liquid marketable securities such as corporate debt instruments, commercial paper and U.S. government agency securities. This includes $6.5 million of cash held by our foreign subsidiaries, primarily in China. Our current intent is to reinvest our earnings from foreign operations outside the United States, and our current plans do not demonstrate a need to repatriate the earnings from foreign operations to fund our U.S. operations.
Operating Activities
During the six months ended July 1, 2017, cash used in operating activities increased as we continued to invest in research and development to pursue broader market and customer opportunities. Furthermore, we have continued to grow our professional services business for turnkey network improvement projects (including projects funded by the Federal Communication Commission’s (FCC) current Connect America Fund program, CAF 2) and have experienced losses due to higher costs, delays, overruns and other inefficiencies. Moreover, as described below, these turnkey network improvement projects may involve greater working capital needs at the outset as services and products are supplied, while revenue and cash collections occur after projects are accepted or agreed-upon milestones are reached. Net cash used in operations of $21.4 million in the six months ended July 1, 2017 consisted of a net loss of $52.3 million, partially offset by $18.7 million of cash flow increases reflected in the net change in assets and liabilities and $12.1 million of non-cash charges. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $9.5 million net increase in deferred revenue and deferred cost of revenue as a result of additional deferral of revenue and associated costs related to turnkey network improvement projects, a $5.0 million decrease in inventories primarily due to higher inventory turnover, a $3.7 million increase in accounts payable primarily due to the timing of inventory receipts and payments to our manufacturers and a $2.7 million increase in accrued expenses and other liabilities due to the timing of our payroll, sales commissions and other expenses accruals and payout. This was partially offset by a $2.1 million increase in accounts receivable mainly due to higher revenue and a $0.2 million increase in prepaid expenses and other assets. Non-cash charges primarily consisted of $6.3 million of stock-based compensation, $4.9 million of depreciation and amortization and $0.8 million of amortization of intangible assets.
Net cash provided by operations of $5.4 million in the six months ended June 25, 2016 consisted of a net loss of $16.6 million, more than offset by $14.2 million of non-cash charges and $7.7 million of cash flow increases reflected in the net change in assets and liabilities. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $8.8 million increase in accrued expenses and other liabilities primarily due to the timing of our payroll, sales commissions and other expenses accruals and payout, a $6.9 million decrease in inventories primarily due to higher inventory turnover, and a $1.4 million decrease in prepaid expenses and other assets, partially offset by a $5.9 million decrease in accounts payable primarily due to the timing of inventory receipts and payments to our manufacturers, a $2.0 million increase in accounts receivable mainly due to higher revenue in 2016, and a $1.6 million net decrease in deferred revenue and deferred cost of revenue as a result of revenue and cost recognition for previous shipments related to certain turnkey projects and RUS-funded contracts. Non-cash charges primarily consisted of $5.7 million of stock-based compensation, $4.2 million of amortization of intangible assets, $4.1 million of depreciation and amortization and $0.2 million of amortization of premium (discount) related to available-for-sale securities.
Investing Activities
Net cash provided by investing activities of $10.1 million in the six months ended July 1, 2017 consisted of $14.8 million in net sales and maturities of marketable securities, partially offset by $4.7 million in capital expenditures for purchases of test equipment, computer equipment and software.
Our cash provided by investing activities of $8.6 million in the six months ended June 25, 2016 consisted of $11.7 million in maturities of marketable securities, partially offset by $3.1 million in capital expenditures for purchases of test equipment, computer equipment and software.
Financing Activities
Net cash used in financing activities of $1.9 million in the six months ended July 1, 2017 primarily consisted of $2.6 million in payment of payroll taxes for the vesting of awards under equity incentive plan, offset by $0.7 million of proceeds from the issuance of common stock under the employee stock purchase plan (“ESPP”).
Net cash used in financing activities of $11.4 million in the six months ended June 25, 2016 consisted of $12.8 million in repurchases of common stock and $1.5 million in payment of payroll taxes for the vesting of awards under equity incentive plan, offset by $2.9 million of proceeds from the issuance of common stock under the ESPP.

Stock Repurchase Program
On April 26, 2015, our board of directors approved a program to repurchase up to $40 million of our common stock from time to time. This stock repurchase program commenced in May 2015.
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
Working Capital and Capital Expenditure Needs
We currently have no material cash commitments, except for normal recurring trade payables, expense accruals, operating leases and non-cancelable firm purchase commitments. Our working capital needs related to turnkey network improvement arrangements have been substantial, and are expected to remain substantial, as under such arrangements, we generally purchase substantial equipment, components and materials and pay our subcontractors at the outset and through the course of a project, but we may not receive payment from our customers until completion and acceptance of the associated services, which may be one or more quarters later. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.
We had a Credit Agreement with Bank of America that provided for an aggregate principal amount of up to $50.0 million, with any borrowings limited to a maximum consolidated leverage ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the Credit Agreement). Based on the consolidated leverage ratio requirements that limit available funds under the Credit Agreement, we had no funds available for borrowing under the Credit Agreement as of July 1, 2017. In August 2017, in connection with entering into the Loan Agreement with SVB, we terminated our Credit Agreement with Bank of America. Our Loan Agreement with SVB provides for a revolving credit facility of up to $30.0 million. Please refer to Note 14, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on this credit facility.
We believe based on our current operating plan and operating cash flows, our existing cash, cash equivalents and marketable securities together with borrowings available under the Loan Agreement will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, timing of customer payments and payment terms, particularly of larger customers, the timing and extent of spending to support development efforts, particularly research and development related to growth initiatives such as our software defined access portfolio, our ability to manage product cost efficiencies and maintain product margin levels, the timing, extent and size of turnkey professional services projects and our ability to develop operational efficiencies and successfully scale that business, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies and the continued market acceptance of our products. If we are unable to generate positive operating income and positive cash flows from operations, our liquidity, results of operations and financial condition will be adversely affected. If we are unable to generate cash flows to support our operational needs, we may need to seek other sources of liquidity, including borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space and non-cancelable outstanding purchase obligations. These commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, and have not changed materially during the six months ended July 1, 2017.
Off-Balance Sheet Arrangements
As of July 1, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At July 1, 2017, we had cash, cash equivalents and marketable securities of $50.2 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as corporate debt instruments, commercial paper and U.S. government agency securities. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings under our credit facility. Borrowings under our Credit Agreement with Bank of America will accrue interest at a variable rate based upon the applicable base rate or LIBOR plus a margin depending on our consolidated leverage ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the Credit Agreement). As of July 1, 2017, we had no borrowings under the credit facility. In August 2017, in connection with entering into a Loan Agreement with SVB, we terminated our Credit Agreement with Bank of America. Our new revolving credit facility under our Loan Agreement with SVB will accrue interest at a variable rate based upon an annual rate of either a prime rate or a LIBOR rate, plus an applicable margin which fluctuates based on the Company’s maintenance of an applicable liquidity ratio.
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
Translation Exposure
Our sales contracts are primarily denominated in USD and, therefore, the majority of our revenue is not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities with our subsidiary in Brazil, China and the United Kingdom, whose functional currencies are the Brazilian Real (“BRL”), Chinese Renminbi (“RMB”) and British Pounds Sterling (“GBP”), respectively.
Our operating expenses are incurred primarily in the United States, with a small portion of expenses incurred in Brazil associated with sales and marketing expenses, in China associated with our research and development operations that are maintained there and in the United Kingdom for our sales and services operations there. Our operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. The percentages of our operating expenses denominated in the following currencies for the indicated periods were as follows:

	Six Months Ended
	July 1, 2017	June 25, 2016
USD	90%	88%
RMB	6%	7%
GBP	3%	4%
BRL	1%	1%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, GBP and BRL, our operating expenses for the first six months of 2017 would have decreased or increased by approximately $1.3 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended July 1, 2017 was a net translation gain of approximately $0.2 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Condensed Consolidated Statements of Comprehensive Loss. During the six months ended July 1, 2017, the net loss we recognized related to these foreign exchange assets and liabilities was insignificant.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of July 1, 2017, our Chief Executive Officer and Interim Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.

Limitations on the Effectiveness of Controls
Our disclosure controls and procedures provide our Chief Executive Officer and Interim Chief Financial Officer reasonable assurance that our disclosure controls and procedures will achieve their objectives. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. Our management recognizes that a control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.
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
We compete in markets characterized by rapid technological change, changing needs of communications service providers, or CSPs, evolving industry standards and frequent introductions of new products and services. We invest significant amounts to pursue innovative technologies that we believe would be adopted by CSPs. In addition, on an ongoing basis we expect to be required to reposition our product and service offerings and introduce new products and services as we encounter rapidly changing CSP requirements and increasing competitive pressures. We may not be successful in doing so in a timely and responsive manner, or at all. As a result, it is difficult to forecast our future revenues and plan our operating expenses appropriately, which makes it difficult to predict our future operating results.
We have a history of losses, and we may not be able to generate positive operating income and positive cash flows in the future.
We have experienced net losses in each year of our existence. For the years ended December 31, 2016, 2015 and 2014, we incurred net losses of $27.4 million, $26.3 million, and $20.8 million, respectively. For the first six months of 2017, we incurred a net loss of $52.3 million. As of July 1, 2017 and December 31, 2016, we had an accumulated deficit of $636.6 million and $584.3 million, respectively.
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
We cannot guarantee that we will achieve profitability in the future. We will have to generate and sustain significant and consistent increased revenue, while continuing to control our expenses, in order to achieve and then maintain profitability. We may also incur significant losses in the future for a number of reasons, including the risks discussed in this “Risk Factors” section and other factors that we cannot anticipate. We have incurred higher than expected costs associated with the growth of our professional services business and, if we are unable to scale that business and attain operational efficiencies, we will continue to incur losses. If we are unable to generate positive operating income and positive cash flows from operations, our liquidity, gross margins, results of operations and financial condition will be adversely affected. If we are unable to generate cash flows to support our operational needs, we may need to seek other sources of liquidity, including borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.
Our quarterly and annual operating results may fluctuate significantly, which may make it difficult to predict our future performance and could cause the market price of our stock to decline.
A number of factors, many of which are outside of our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the market price of our stock would likely decline. Moreover, we may experience delays in recognizing revenue under applicable revenue recognition rules. For example, revenues associated with large turnkey network improvement projects, which include projects that are funded by the CAF 2 program, are generally deferred until customer acceptance is received and may be subject to delays, rework requirements and unexpected costs, among other uncertainties. Certain government-funded contracts, such as those funded by U.S.

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
In addition to the other risk factors listed in this “Risk Factors” section, factors that have in the past and may continue to contribute to the variability of our operating results include:

•	our ability to predict our revenue and reduce and control product costs;

•	our ability to increase our sales to larger CSPs globally;

•	the capital spending patterns of CSPs and any decrease or delay in capital spending by CSPs due to macro-economic conditions, regulatory uncertainties, or other reasons;

•	the impact of government-sponsored programs on our customers;

•	intense competition;

•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;

•	our ability to achieve market acceptance of our products and CSPs’ willingness to deploy our new products;

•	the concentration of our customer base;

•	the length and unpredictability of our sales cycles and timing of orders;

•	our focus on CSPs with limited revenue potential;

•	our lack of long-term, committed-volume purchase contracts with our customers;

•	our exposure to the credit risks of our customers;

•	fluctuations in our gross margins;

•	the interoperability of our products with CSP networks;

•	our dependence on sole-, single- and limited-source suppliers;

•	our ability to manage our relationships with our third-party vendors, including contract manufacturers, suppliers and development partners;

•	our ability to forecast our manufacturing requirements and manage our inventory;

•	our products’ compliance with industry standards;

•	our ability to expand our international operations;

•	our ability to protect our intellectual property and the cost of doing so;

•	the quality of our products, including any undetected hardware defects or bugs in our software;

•	our ability to estimate future warranty obligations due to product failure rates;

•	our ability to obtain necessary third-party technology licenses at reasonable costs;

•	the regulatory and physical impacts of climate change and other natural events;

•	the attraction and retention of qualified employees and key management personnel;

•	our ability to build and sustain the proper information technology infrastructure; and

•	our ability to maintain proper and effective internal controls.
Our gross margins may fluctuate over time, and our current level of gross margins may not be sustainable.
Our current level of gross margins may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer, geographic or product mix, including the mix of configurations within each product group;

•	increased price competition, including the impact of customer discounts and rebates;

•	our ability to reduce and control product costs;

•	an increase in revenue mix toward services, which typically have lower margins;

•	changes in component pricing;

•	changes in contract manufacturer rates;

•	charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	introduction of new products;

•	our ability to scale our services business in order to gain desired efficiencies;

•	changes in shipment volume;

•	changes in or increased reliance on distribution channels;

•	potential liabilities associated with increased reliance on third-party vendors;

•	increased expansion efforts into new or emerging markets;

•	increased warranty costs;

•	excess and obsolete inventory and inventory holding charges;

•	expediting costs incurred to meet customer delivery requirements; and

•	potential costs associated with contractual liquidated damages obligations.

An increase in revenue mix towards services will adversely affect our gross margins.
Customers are demanding greater professional and support services for our products, which usually have a lower gross margin than product purchases. In particular, we have experienced increased demand for professional services associated with network improvement projects, which typically are turnkey projects whereby we supply products and related professional services such as network planning, product installation, testing and network turn up. Revenue recognized from such professional services may be delayed because of the timing of completion and acceptance of a project or milestone, including third-party delays that may be outside our control. Additionally, if we are unable to meet project deadlines for professional and support services due to our suppliers’ inability to meet our demands for components or for any other reasons, we will incur additional costs, including higher premiums to source necessary components, additional costs and expedite fees to meet project deadlines, all of which would negatively impact our gross margins. We also rely upon third-party subcontractors to assist with some of our services projects, which generally result in higher costs and increased risk of cost overruns, including expenditures for costly rework, which would also negatively impact our gross margins. Furthermore, as we grow our professional service business to meet customer demand, we incur ramp up costs and we may not achieve the desired efficiencies and scale in our professional services business, which will have an adverse impact on our gross margins. Increases in professional services as a proportion of our revenue mix have resulted in lower overall gross margins and may continue to result in lower overall gross margins in future periods. This negative impact on gross margins is exacerbated in periods where we experience accelerated levels of activity to meet project requirements and customer deadlines. Moreover, the increase in our professional services projects has resulted in increased deferred costs, including costs directly associated with the delivery of the professional services for the arrangement, that are recognized as cost of revenue only when all revenue recognition criteria are met for the arrangement. In the event some or all of such deferred costs are deemed unrecoverable, including as a result of cost overruns, we will incur additional charges to cost of revenue in the period such deferred costs are determined to be unrecoverable. Any charge to cost of revenue for deferred costs determined to be unrecoverable would negatively impact our gross margins.
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
CSP spending on network construction, maintenance, expansion and upgrades is also affected by reductions in their budgets, delays in their purchasing cycles, access to external capital (such as government grants and loan programs or the capital markets), and seasonality and delays in capital allocation decisions. For example, our CSP customers tend to spend less in the first fiscal quarter as they are still finalizing their annual budgets and in certain regions customers are also challenged by winter weather conditions that inhibit fiber deployment in outside plants. Also, softness in demand across any of our customer markets, including due to macro-economic conditions beyond our control or uncertainties associated with the implementation of regulatory reform, has in the past and could in the future lead to unexpected slowdown in capital expenditures by service providers. In some countries where we do business, such as Russia, the weakened economy has resulted in economic instability which has had negative effects, including a decrease in purchasing power due to currency devaluations as well as generally more cautious purchasing decisions.
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
We sell to CSPs, which include U.S.-based Independent Operating Companies (“IOCs”), which have revenues that are particularly dependent upon interstate and intrastate access charges and federal and state subsidies. The FCC and some states may consider changes to such payments and subsidies, and these changes could reduce IOC revenues. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as RUS loans and grants, to finance capital spending. Changes to these programs, including uncertainty from government and administrative change, could reduce the ability of IOCs to access capital and thus reduce our revenue opportunities.
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
Our ability to compete successfully depends on a number of factors, including:

•	the successful development of new products;

•	our ability to anticipate CSP and market requirements and changes in technology and industry standards;

•	our ability to differentiate our products from our competitors’ offerings based on performance, cost-effectiveness or other factors;

•	our ongoing ability to successfully integrate acquired product lines and customer bases into our business;

•	our ability to meet increased customer demand for professional services associated with network improvement projects;

•	our ability to gain customer acceptance of our products; and

•	our ability to market and sell our products.
The broadband access equipment market has undergone and continues to undergo consolidation, as participants have merged, made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. Examples include our acquisitions of Occam in February 2011 and Ericsson’s fiber access assets in November 2012; Adtran’s acquisition of Nokia Siemens’s broadband access line business in May 2012; Arris’ acquisitions of BigBand Networks in October 2011, Motorola Mobility’s Home Unit from Google in December 2012 and Pace plc in January 2016; Nokia’s acquisition of Alcatel-Lucent in January 2016; the merger of DASAN Zhone Solutions with DASAN Network Solutions in September 2016; and CenturyLink’s pending acquisition of Level 3 Communications. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry.
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
Our market is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and unanticipated changes in subscriber requirements. Our future success will depend significantly on our ability to anticipate and adapt to such changes, and to offer, on a timely and cost-effective basis, products and features that meet changing CSP demands and industry standards. We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2016, 2015, and 2014, our research and development expenses were $106.9 million or 23% of our revenue, $89.7 million or 22% of our revenue, and $80.3 million or 20% of our revenue, respectively. For the first six months of 2017, our research and development expenses were $66.8 million or 27% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts, including increased reliance on third-party development partners, to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers. In addition, some larger customers may demand discounts and rebates or desire to purchase their access systems and software from multiple providers. As a result of these factors, our future revenue opportunities may be limited, our margins could be reduced, and our profitability may be adversely impacted. The loss of, or reduction in, orders from any key customer would significantly reduce our revenues and harm our business. Furthermore, delays in payment and/or extended payment terms from any of our key or larger customers could have a material negative impact on our cash flows and working capital to support our business operations.
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
We typically have not entered into long-term, committed-volume purchase contracts with our customers, including our key customers which account for a material portion of our revenues. As a result, any of our customers may cease to purchase our products at any time. In addition, our customers may attempt to renegotiate terms of sale, including price and quantity. If any of our key customers stop purchasing our access platforms, systems and software for any reason, our business and results of operations would be harmed.

Our efforts to increase our sales to CSPs globally, including MSOs, may be unsuccessful.
Our sales and marketing efforts have been focused on CSPs in North America. Part of our long-term strategy is to increase sales to CSPs globally, including MSOs. We have devoted and continue to devote substantial technical, marketing and sales resources to the pursuit of these larger CSPs, who have lengthy equipment qualification and sales cycles, without any assurance of generating sales. In particular, sales to these larger CSPs may require us to upgrade our products to meet more stringent performance criteria and interoperability requirements, develop new customer-specific features or adapt our product to meet international standards. For example, we have been invited by a large CSP to engage in initial testing and laboratory trials for our NG-PON2 technology along with our partner Ericsson. We have invested and expect to continue to invest considerable time, effort and expenditures, including investment in product research and development, related to this opportunity without any assurance that our efforts will produce orders or revenues. If we are unable to successfully increase our sales to larger CSPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted.
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
Once our products are deployed within our customers’ networks, they depend on our support organization to resolve any issues relating to those products. A high level of support is critical for the successful marketing and sale of our products. Furthermore, our services to customers have increasingly broadened to include network design and services to deploy our products within our customers’ networks, such as our professional services associated with turnkey network improvement projects for our customers. If we do not effectively assist our customers in deploying our products, succeed in helping them quickly resolve post-deployment issues or provide effective ongoing support, it could adversely affect our ability to sell our products to existing customers and harm our reputation with potential new customers. As a result, our failure to maintain high quality support and services could result in the loss of customers, which would harm our business.
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
We do not have internal manufacturing capabilities, and rely upon a small number of contract manufacturers to build our products. In particular, we rely on Flex Ltd. for the manufacture of most of our products. Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.
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
We utilize domestic and international third-party vendors to assist in the design, development and manufacture of certain of our products. If these vendors fail to provide these services, we could incur additional costs and delays or lose revenue.
From time to time we enter into original design manufacturer (“ODM”), original equipment manufacturer (“OEM”), and development agreements for the design, development and/or manufacture of certain of our products in order to enable us to offer products on an accelerated basis. For example, a third party assisted in the design of and currently manufactures portions of our E-series systems and nodes family. If any of these third-party vendors stop providing their services, for any reason, we would have to obtain similar services from alternative sources, which may not be available on commercially reasonable terms, if at all. We also have limited control over disruptions, such as supply interruptions or manufacturing quality, that may occur at ODM and OEM facilities located outside of the United States. In addition, switching development firms or manufacturers could require us to extend our development timeline and/or re-qualify our products with our customers, which would also be costly and time-consuming. Any interruption in the development and supply of products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher expenses and would harm our business.
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
We currently generate most of our sales from customers in North America and have limited experience marketing, selling and supporting our products and services outside North America or managing the administrative aspects of a worldwide operation. Our ability to expand our international operations is dependent on our ability to create or maintain international market demand for our products. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, financial condition and results of operations will suffer.
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
Our ability to incur debt and the use of our funds could be limited by borrowing base restrictions and restrictive covenants in our loan and security agreement for our revolving credit facility.
The Loan Agreement we entered into in August 2017 provides for a revolving credit facility based on a customary accounts receivable borrowing base, subject to certain exceptions and exclusions, such that borrowings available to us are limited by eligible accounts receivable (as defined in the Loan Agreement). If our financial position deteriorates our borrowing capacity under the credit facility may be reduced. In addition, the Loan Agreement includes affirmative and negative covenants and requires the Company to maintain a specified minimum liquidity ratio. The negative covenants also include, among others, restrictions on the Company’s and its subsidiaries’ transferring collateral, making changes to the nature of the business of the Company or the applicable subsidiary, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, engaging in transactions with affiliates, making payments in respect of subordinated debt, creating liens and selling assets, in each case subject to certain exceptions. Failure to maintain these restrictive covenants and requirements can limit the amount of borrowings that are available to us, increase the cost of borrowings under the facility or require us to make immediate payments to reduce borrowings. The Loan Agreement covenants may also affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions.
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
While we seek to apply best practice policies and devote significant resources to network security, data encryption and other security measures to protect our information technology and communications systems and data, these security measures cannot provide absolute security. We or our third-party hosting providers may experience a system breach and be unable to protect sensitive data. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in unexpected interruptions, delays and cessation of service which may harm our business operations.
Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyber-attacks, viruses, denial-of-service attacks, human error, hardware or software defects or malfunctions, and similar events or disruptions. Some of our systems are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, a data breach or other unanticipated problems at our hosting facilities could cause system interruptions and delays which may result in loss of critical data and lengthy interruptions in our services.
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
We may need to raise additional capital to fund operations in the future. Although we believe that, based on our current level of operations and anticipated growth, our existing cash, cash equivalents, marketable securities and borrowings available under our Loan Agreement will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, our working capital needs and cash use have continued to increase to support our growth initiatives, and we may need additional capital if our current plans and assumptions change. If future financings involve the issuance of equity securities, our then-existing stockholders would suffer dilution. If we raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. If we are unable to generate positive operating income and positive cash flows from operations, our liquidity, results of operations and financial condition will be adversely affected. If we are unable to generate cash flows to support our operational needs, we may need to seek other sources of liquidity, including borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1*	Consulting Agreement by and between Calix, Inc. and Cory Sindelar dated May 31, 2017.

10.2*	Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended June 1, 2017.

10.3*
Calix, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's definitive proxy statement on Schedule 14A, filed with the SEC on April 4, 2017 (File No. 001-34674)).

10.4*
Calix, Inc. 2017 Nonqualified Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant's definitive proxy statement on Schedule 14A, filed with the SEC on April 4, 2017 (File No. 001-34674)).

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: August 10, 2017	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2017	By:	/s/ Cory Sindelar
Cory Sindelar
Interim Chief Financial Officer (Interim Principal Financial Officer)

Date: August 10, 2017	By:	/s/ Sheila Cheung
Sheila Cheung
Vice President, Finance and Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Consulting Agreement by and between Calix, Inc. and Cory Sindelar dated May 31, 2017.

10.2*	Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended June 1, 2017.

10.3*
Calix, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's definitive proxy statement on Schedule 14A, filed with the SEC on April 4, 2017 (File No. 001-34674)).

10.4*
Calix, Inc. 2017 Nonqualified Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant's definitive proxy statement on Schedule 14A, filed with the SEC on April 4, 2017 (File No. 001-34674)).

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.