Form 10-Q
period 2017-09-30
CALIX, INC
filed 2017-11-08
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of November 2, 2017, there were 50,394,757 shares of the Registrant’s common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2017	December 31, 2016
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$64,184	$50,359
Marketable securities	6,598	27,748
Accounts receivable, net	44,227	51,336
Inventory	36,321	44,545
Deferred cost of revenue	22,859	34,763
Prepaid expenses and other current assets	11,504	10,571
Total current assets	185,693	219,322
Property and equipment, net	16,997	17,984
Goodwill	116,175	116,175
Other assets	777	1,994
	$319,642	$355,475
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,576	$23,827
Accrued liabilities	59,401	69,715
Deferred revenue	28,228	27,854
Line of credit	30,000	—
Total current liabilities	147,205	121,396
Long-term portion of deferred revenue	21,173	20,237
Other long-term liabilities	881	878
Total liabilities	169,259	142,511
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 55,712 shares issued and 50,382 shares outstanding as of September 30, 2017, and 54,722 shares issued and 49,392 shares outstanding as of December 31, 2016	1,393	1,368
Additional paid-in capital	843,811	836,563
Accumulated other comprehensive loss	(344)	(656)
Accumulated deficit	(654,491)	(584,325)
Treasury stock, 5,330 shares as of September 30, 2017 and December 31, 2016	(39,986)	(39,986)
Total stockholders’ equity	150,383	212,964
	$319,642	$355,475
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Revenue:
Products	$106,442	$114,029	$305,395	$305,853
Services	22,385	7,158	67,073	21,134
Total revenue	128,827	121,187	372,468	326,987
Cost of revenue:
Products (1)	55,494	60,662	171,166	159,856
Services (1)	28,700	6,981	78,969	18,099
Total cost of revenue	84,194	67,643	250,135	177,955
Gross profit	44,633	53,544	122,333	149,032
Operating expenses:
Research and development (1)	32,633	28,119	99,391	75,925
Sales and marketing (1)	18,448	20,575	59,306	58,850
General and administrative (1)	10,203	8,615	30,161	32,940
Amortization of intangible assets	—	—	—	1,701
Restructuring charges	612	—	2,268	—
Litigation settlement gain	—	(4,500)	—	(4,500)
Total operating expenses	61,896	52,809	191,126	164,916
Income (loss) from operations	(17,263)	735	(68,793)	(15,884)
Interest and other income (expense), net:
Interest income (expense), net	(60)	80	88	274
Other income (expense), net	(305)	30	(386)	145
Income (loss) before provision for income taxes	(17,628)	845	(69,091)	(15,465)
Provision for income taxes	225	209	1,075	454
Net income (loss)	$(17,853)	$636	$(70,166)	$(15,919)
Net income (loss) per common share:
Basic	$(0.35)	$0.01	$(1.40)	$(0.33)
Diluted	$(0.35)	$0.01	$(1.40)	$(0.33)
Weighted-average number of shares used to compute
net income (loss) per common share:
Basic	50,336	48,773	49,960	48,578
Diluted	50,336	49,309	49,960	48,578

Net income (loss)	$(17,853)	$636	$(70,166)	$(15,919)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale
marketable securities, net	4	(9)	3	97
Foreign currency translation adjustments, net	116	(87)	309	(128)
Total other comprehensive income, net of tax	120	(96)	312	(31)
Comprehensive income (loss)	$(17,733)	$540	$(69,854)	$(15,950)

(1) Includes stock-based compensation as follows:
Cost of revenue:
Products	$137	$120	$349	$338
Services	69	54	200	146
Research and development	1,215	1,573	3,663	3,719
Sales and marketing	816	1,661	2,581	3,323
General and administrative	759	1,269	2,521	2,840
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2017	September 24, 2016
Operating activities:
Net loss	$(70,166)	$(15,919)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	9,314	10,366
Depreciation and amortization	7,632	6,282
Amortization of intangible assets	813	4,991
Loss on retirement of property and equipment	148	—
Amortization of premium (discount) related to available-for-sale securities	(7)	337
Changes in operating assets and liabilities:
Accounts receivable, net	7,109	(10,104)
Inventory	8,224	7,477
Deferred cost of revenue	11,904	(9,800)
Prepaid expenses and other assets	(320)	(6,058)
Accounts payable	5,543	(356)
Accrued liabilities	(10,132)	13,974
Deferred revenue	1,310	4,383
Other long-term liabilities	3	(313)
Net cash provided by (used in) operating activities	(28,625)	5,260
Investing activities:
Purchases of property and equipment	(6,786)	(5,364)
Purchases of marketable securities	(8,732)	—
Sales of marketable securities	5,051	—
Maturities of marketable securities	24,841	20,170
Net cash provided by investing activities	14,374	14,806
Financing activities:
Proceeds from exercise of stock options	29	14
Proceeds from employee stock purchase plan	673	2,905
Payments for repurchases of common stock	—	(12,809)
Taxes paid for awards vested under equity incentive plan	(2,743)	(1,787)
Proceeds from line of credit	68,534	—
Repayment of line of credit	(38,534)	—
Payments to originate the line of credit	(186)	—
Net cash provided by (used in) financing activities	27,773	(11,677)
Effect of exchange rate changes on cash and cash equivalents	303	(251)
Net increase in cash and cash equivalents	13,825	8,138
Cash and cash equivalents at beginning of period	50,359	23,626
Cash and cash equivalents at end of period	$64,184	$31,764
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Company and Basis of Presentation
Company
Calix, Inc. (together with its subsidiaries, “Calix,” the “Company,” “our,” “we,” or “us”) was incorporated in August 1999, and is a Delaware corporation. The Company is a leading global provider of broadband communications access platforms, systems and software for fiber- and copper-based network architectures and a pioneer in software defined access and cloud products focused on access networks and the subscriber. Calix’s portfolio combines Access eXtensible Operating System (“AXOS”), a software platform for access, with Calix Cloud, the Company’s innovative cloud products for network data analytics and subscriber experience assurance. Together they enable communications service providers (“CSPs”) to transform their networks and enhance how they connect to their residential and business subscribers. The Company enables CSPs to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. The Company focuses solely on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers.
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
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first, second and third quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had five more days in the nine months ended September 30, 2017 than in the nine months ended September 24, 2016. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Prior Period Recast
The Company’s revenue from services for the three and nine months ended September 30, 2017 represents more than 10% of its total revenue; hence, the services revenue and the associated cost of revenue are presented separately in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). Services include professional services, customer support, software maintenance, extended warranty subscriptions, training and managed services. Accordingly, revenue and cost of revenue for the three and nine months ended September 24, 2016 are recast solely to conform with the current period presentation. The recast does not affect total revenue, total cost of revenue, gross profit, operating expenses or net income (loss).
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s significant accounting policies did not change during the nine months ended September 30, 2017, except for those impacted by the newly adopted accounting standards below.
Newly Adopted Accounting Standards
Stock-Based Compensation
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of 2017 and had the following impact:

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
Recent Accounting Pronouncements Not Yet Adopted
Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires recognition of an asset and liability for lease arrangements longer than twelve months. ASU 2016-02 will be effective for the Company beginning in the first quarter of 2019. Early application is permitted, and it is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is not planning to early adopt, and accordingly, it will adopt the new standard effective January 1, 2019. The Company intends to elect the available practical expedients on adoption. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements. The Company expects its assets and liabilities to increase as the new standard requires recognition of right-of-use assets and lease liabilities for operating leases, but does not expect any material impact on its income (loss) from operations or net income (loss) as a result of the adoption of this standard.
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
The Company has reached preliminary conclusions on key accounting assessments related to the standard and is in the process of evaluating the impact of the new standard on its accounting policies, processes and system requirements. The Company has assigned internal resources in addition to the engagement of third party service providers to assist in its evaluation. Additionally, the Company expects to make investments in new systems or enhancement of existing systems to enable timely and accurate reporting under the new standard. While the Company continues to perform further assessment of all potential impacts under the new standard, the Company expects the timing of revenue recognition to be accelerated for certain performance obligations related to certain revenue arrangements which are currently deferred until customer acceptance. Depending on the outcome of the Company’s final evaluation, the timing of when revenue is recognized could change significantly for those revenue arrangements under the new standard.
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
Concentration of Customer Risk
The Company had one customer that accounted for more than 10% of its total revenue for the three months ended September 30, 2017 and two customers that each accounted for more than 10% of its total revenue for the nine months ended September 30, 2017. These two customers each accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 24, 2016. These two customers together represented 41% and 43% of the Company’s total revenue for the three and nine months ended September 30, 2017, respectively, and 37% and 34% for the three and nine months ended September 24, 2016, respectively. One of these two customers represented more than 10% of the Company’s accounts receivable as of September 30, 2017 and each of these two customers represented more than 10% of the Company’s accounts receivable as of December 31, 2016.
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
The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. The Company reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things: the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent and ability to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The Company has evaluated its investments as of September 30, 2017 and has determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position for greater than one year.

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents:
Cash	$55,058	$34,340
Money market funds	9,126	15,020
Commercial paper	—	999
Total cash and cash equivalents	64,184	50,359
Marketable securities:
Corporate debt securities	—	17,272
Commercial paper	2,400	6,275
U.S. government agency securities	4,198	4,201
Total marketable securities	6,598	27,748
	$70,782	$78,107
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities.
As of September 30, 2017, all marketable securities were due in one year or less; and the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$2,401	$—	$(1)	$2,400
U.S. government agency securities	4,200	—	(2)	4,198
	$6,601	$—	$(3)	$6,598
As of December 31, 2016, the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$17,279	$1	$(8)	$17,272
Commercial paper	6,275	—	—	6,275
U.S. government agency securities	4,200	1	—	4,201
	$27,754	$2	$(8)	$27,748
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

The following table sets forth the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, based on the three-tier fair value hierarchy (in thousands):

As of September 30, 2017	Level 1	Level 2	Total
Money market funds	$9,126	$—	$9,126
Commercial paper	—	2,400	2,400
U.S. government agency securities	—	4,198	4,198
	$9,126	$6,598	$15,724

As of December 31, 2016	Level 1	Level 2	Total
Money market funds	$15,020	$—	$15,020
Corporate debt securities	—	17,272	17,272
Commercial paper	—	7,274	7,274
U.S. government agency securities	—	4,201	4,201
	$15,020	$28,747	$43,767
The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate debt securities, commercial paper and U.S. government agency securities classified as Level 2 were derived from quoted market prices for similar instruments indexed to prevailing market yield rates. The Company has no level 3 financial assets. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2017 and September 24, 2016.
5. Goodwill
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
There have been no significant events or changes in circumstances subsequent to the 2017 annual impairment test that would more likely than not indicate that the carrying value of goodwill may have been impaired as of September 30, 2017. Therefore, there was no impairment to the carrying value of the Company’s goodwill as of September 30, 2017.
6. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable	$45,630	$52,792
Allowance for doubtful accounts	(550)	(518)
Product return reserve	(853)	(938)
	$44,227	$51,336
Inventory consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$1,082	$1,827
Finished goods	35,239	42,718
	$36,321	$44,545

Property and equipment, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Test equipment	$46,580	$43,580
Computer equipment and software	33,652	30,306
Furniture and fixtures	2,890	2,831
Leasehold improvements	6,759	6,898
Total	89,881	83,615
Accumulated depreciation and amortization	(72,884)	(65,631)
	$16,997	$17,984
Accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued compensation and related benefits	$23,890	$19,541
Accrued professional and consulting fees	12,222	8,205
Accrued warranty and retrofit	8,454	12,214
Advance customer payments	5,211	20,726
Accrued excess and obsolete inventory at contract manufacturers	1,819	1,327
Accrued customer rebates	828	1,931
Accrued restructuring charges	195	—
Accrued other	6,782	5,771
	$59,401	$69,715
Advance customer payments as of September 30, 2017 and December 31, 2016 primarily included $3.4 million and $20.3 million, respectively, which the Company received as payments in advance of completion of final customer acceptance of the products and services provided in connection with turnkey network improvement projects for a customer.
Deferred revenue consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Current:
Products and services	$24,512	$24,472
Extended warranty	3,716	3,382
	28,228	27,854
Long-term:
Products and services	18	22
Extended warranty	21,155	20,215
	21,173	20,237
	$49,401	$48,091
Deferred cost of revenue consisted of costs incurred for products and services for which revenue has been deferred or not yet earned.

7. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of September 30, 2017 (in thousands):

Period	Minimum Future Lease Payments
Remainder of 2017	$756
2018	2,794
2019	1,082
2020	738
2021	286
Thereafter	19
$5,675
The Company leases its primary office space in Petaluma, California under a lease agreement (“Petaluma Lease”) that expires February 2019. On January 28, 2013, the Company entered into an amendment to its Petaluma Lease ("Amendment") to extend the lease term to February 2019. In connection with the Petaluma Lease and the Amendment, the Company received lease incentives of $1.2 million and $0.4 million, respectively, which can be used for leasehold improvements or be applied as credits to rent payments. The Company capitalized the full amount of the lease incentives upon inception of the respective agreement and these incentives are being amortized to reduce rent expense over the extended lease term. As of September 30, 2017, total unamortized lease incentive is not significant. Payments under the Company’s operating leases that escalate over the term of the lease are recognized as rent expense on a straight-line basis.
The above table also includes future minimum lease payments primarily for our facilities in Minneapolis, Minnesota; Nanjing, China; Richardson, Texas; and San Jose, and Santa Barbara, California, which expire at various dates through 2022.
For the three and nine months ended September 30, 2017, total rent expense of the Company was $0.9 million and $2.7 million, respectively. For the three and nine months ended September 24, 2016, total rent expense of the Company was $0.9 million and $2.6 million, respectively.
Purchase Commitments
The Company’s primary contract manufacturers place orders for component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the contract manufacturers to build the products included in the build forecasts. The Company generally does not take ownership of the components held by contract manufacturers. The Company places purchase orders with its contract manufacturers in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the contract manufacturer has converted the component inventory to a finished product and takes ownership of the inventory when transferred to the designated shipping warehouse. In the event of termination of services with a contract manufacturer, the Company may be required to purchase the remaining components inventory held by the contract manufacturer as well as any outstanding orders pursuant to the contractual provisions with such contract manufacturer. As of September 30, 2017, the Company had approximately $62.6 million of outstanding purchase commitments for inventories to be delivered by its suppliers, including contract manufacturers, within one year.
The Company has from time to time, and subject to certain conditions, reimbursed its primary contract manufacturer for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by its suppliers, or in cases where inventory levels greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $1.8 million and $1.3 million as of September 30, 2017 and December 31, 2016, respectively. The Company records these amounts in cost of products and services in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
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

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Balance at beginning of period	$9,265	$9,152	$12,214	$9,564
Provision for warranty and retrofit charged to cost of revenue	2,057	3,180	5,661	6,292
Utilization of reserve	(2,868)	(948)	(9,421)	(4,073)
Adjustments to pre-existing reserve	—	(11)	—	(410)
Balance at end of period	$8,454	$11,373	$8,454	$11,373
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
Indemnifications
The Company from time to time enters into contracts that require it to indemnify various parties against claims from third parties. These contracts primarily relate to (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, (ii) agreements with the Company’s officers, directors and certain employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company, (iii) contracts under which the Company may be required to indemnify customers against third-party claims that a Company product infringes a patent, copyright or other intellectual property right and (iv) procurement or license agreements, under which the Company may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.
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

8. Net Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Numerator:
Net income (loss)	$(17,853)	$636	$(70,166)	$(15,919)
Denominator:
Weighted-average common shares outstanding used to compute basic net income (loss) per share	50,336	48,773	49,960	48,578
Effect of dilutive common stock equivalents	—	536	—	—
Weighted-average common shares outstanding used to compute diluted net income (loss) per share	50,336	49,309	49,960	48,578
Net income (loss) per common share:
Basic	$(0.35)	$0.01	$(1.40)	$(0.33)
Diluted	$(0.35)	$0.01	$(1.40)	$(0.33)
Potentially dilutive shares, weighted average	5,741	3,951	5,704	5,794
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
9. Stockholders’ Equity
Equity Incentive Plans
As of September 30, 2017, the Company currently maintains two equity incentive plans, the 2002 Stock Plan and the 2010 Equity Incentive Award Plan (together, the “Plans”). These plans were approved by the stockholders and are described in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2017. The Company also maintains a Long Term Incentive Program under the 2010 Equity Incentive Award Plan. Under the Long Term Incentive Program, certain key employees of the Company are eligible for equity awards based on the Company’s stock price performance. To date, awards granted under the Plans consist of stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”).
Stock Options
During the three and nine months ended September 30, 2017, 1,565,000 shares of stock options were granted with a weighted-average grant date fair value of $3.45 per share, of which 1,165,000 shares with a weighted-average grant date fair value of $3.43 per share were performance-based stock option awards which were granted by the Company to its executives. These performance-based stock option awards contain a one-year performance period and a subsequent three-year service period. The performance target is based on a combination of the Company’s revenue and non-GAAP operating income during the performance period and accounted for as a performance condition. After the one-year performance period, if the performance target is met and subject to certification by the Compensation Committee of the Company’s board of directors, each performance-based stock option award shall vest with respect to 25% of the earned shares on February 6, 2018 and 6.25% of the earned shares on the quarterly anniversary thereafter, subject to the executive’s continuous service with the Company from the grant date through the respective vesting dates. If the performance target is not met, all performance-based stock options granted under this award shall be immediately forfeited and canceled without vesting of any shares.
During the three months ended September 30, 2017, no stock options were exercised. During the nine months ended September 30, 2017, 5,000 shares of stock options were exercised at a weighted-average exercise price of $5.99 per share. As of September 30, 2017, unrecognized stock-based compensation expense of $3.4 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Units
During the three months ended September 30, 2017, 92,266 shares of RSUs were granted with a weighted-average grant date fair value of $6.34 per share. During the nine months ended September 30, 2017, 505,236 shares of RSUs were granted with a weighted-average grant date fair value of $6.75 per share. During the three months ended September 30, 2017, 107,107 shares of RSUs vested, net of shares withheld for statutory income tax purposes, and were converted to an equivalent number of shares of common stock. During the nine months ended September 30, 2017, 670,095 shares of RSUs vested, net of shares withheld for statutory income tax purposes, and were converted to an equivalent number of shares of common stock. Taxes withheld from employees of $0.1 million were remitted to the relevant taxing authorities during the three months ended September 30, 2017. Taxes withheld from employees of $1.8 million were remitted to the relevant taxing authorities during the nine months ended September 30, 2017. As of September 30, 2017, unrecognized stock-based compensation expense of $10.2 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 2.2 years.
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
During the three months ended September 30, 2017, no PRSUs vested. During the nine months ended September 30, 2017, 325,000 shares of PRSUs vested and were converted into 195,656 shares of common stock, net of shares withheld for statutory income tax purposes. Taxes withheld from employees of $0.9 million were remitted to the relevant taxing authorities during the nine months ended September 30, 2017. As of September 30, 2017, unrecognized stock-based compensation expense of $0.3 million related to PRSUs, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 10.3 months.
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
The offering periods under the Restated ESPP were six-month periods commencing on November 2nd and May 2nd of each year, effective November 2, 2015. In July 2016, the Compensation Committee of the Company’s board of directors approved a change in those six-month period commencement dates to May 15th and November 15th of each year, effective May 15, 2017. The ending date of the Restated ESPP offering period which commenced on November 2, 2016 was extended until May 14, 2017 as a result of this change. The price of common stock purchased under the Restated ESPP is 85 percent of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of September 30, 2017, there were 3,000,217 shares available for issuance under the Restated ESPP.
During the three months ended September 30, 2017, no shares were purchased under the Restated ESPP. During the nine months ended September 30, 2017, 119,011 shares were purchased under the Restated ESPP. As of September 30, 2017, unrecognized stock-based compensation expense of $0.2 million related to the Restated ESPP is expected to be recognized over a remaining service period of 1.5 months.
On March 30, 2017, the Company’s board of directors, upon recommendation of the Compensation Committee, approved the adoption of the Calix, Inc. 2017 Nonqualified Employee Stock Purchase Plan (“Nonqualified ESPP”). The Nonqualified ESPP was approved by our stockholders on May 17, 2017, with the initial offering period commencing July 1, 2017. Under the Nonqualified ESPP, eligible employees can purchase shares of the Company’s common stock through payroll deductions of up to 25 percent of their annual compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The Nonqualified ESPP provides two six-month offering periods, from January 1 through June 30 and July 1 through December 31 of each year. The maximum number of shares of common stock currently authorized for issuance under the Nonqualified ESPP is 1,000,000 shares, with a maximum of 500,000 shares allocated per purchase period. As of September 30, 2017, unrecognized stock-based compensation expense of $1.2 million related to the Nonqualified ESPP is expected to be recognized over a remaining service period of 1.3 years.
Stock-Based Compensation Expense
Stock-based compensation expense associated with stock options, RSUs, PRSUs and purchase rights under the Restated ESPP and Nonqualified ESPP is measured at the grant date based on the fair value of the award, and is recognized, net of forfeitures, as expense over the remaining requisite service period on a straight-line basis.
The fair value of stock option and employee stock purchase right under the Restated ESPP is estimated at the grant date using the Black-Scholes option valuation model.
The fair value of RSUs and Nonqualified ESPP is based on closing market price of the Company’s common stock on the date of grant.
Stock-based compensation expense associated with PRSUs with graded vesting features and which contain both a performance and a service condition is measured based on the closing market price of the Company’s common stock on the date of grant, and is recognized, net of forfeitures, as expense over the requisite service period using the graded vesting attribution method.
Stock-based compensation expense associated with performance-based stock options with graded vesting features and which contain both a performance and a service condition is measured based on fair value of stock option estimated at the grant date using the Black-

Scholes option valuation model, and is recognized, net of forfeitures, as expense over the requisite service period using the graded vesting attribution method.
Compensation expense associated with PRSUs and performance-based stock option awards with graded vesting features and which contain both a performance and a service condition is only recognized if the Company has determined that it is probable that the performance condition will be met. The Company reassesses the probability of vesting at each reporting period and adjusts compensation expense based on its probability assessment. In February 2017, the Compensation Committee of the Company’s board of directors determined that the performance condition related to PRSUs granted to executives in 2016 was met based on the Company’s actual revenue recognized during 2016. The probability of meeting the performance condition related to performance-based stock option awards granted to executives in August 2017 was assessed to be unlikely as of September 30, 2017; as such, no stock-based compensation expense was recognized for these performance-based stock option awards as of September 30, 2017.
The fair value of PRSUs with a market condition is estimated on the date of award using a Monte Carlo simulation model to estimate the total shareholder return of the Company’s stock in relation to the peer group over each performance period. Compensation cost on PRSUs with a market condition is not adjusted for subsequent changes in the Company’s stock performance or the level of ultimate vesting.
10. Accumulated Other Comprehensive Loss
The table below summarizes the changes in accumulated other comprehensive loss by component for the periods indicated (in thousands):

	Three Months Ended
	September 30, 2017			September 24, 2016
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(7)	$(457)	$(464)	$12	$(142)	$(130)
Other comprehensive income (loss)	4	116	120	(9)	(87)	(96)
Balance at end of period	$(3)	$(341)	$(344)	$3	$(229)	$(226)

	Nine Months Ended
	September 30, 2017			September 24, 2016
	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(6)	$(650)	$(656)	$(94)	$(101)	$(195)
Other comprehensive income (loss)	3	309	312	97	(128)	(31)
Balance at end of period	$(3)	$(341)	$(344)	$3	$(229)	$(226)
Realized gains and losses on sales of available-for-sale marketable securities, if any, are reclassified from accumulated other comprehensive loss to “Other income (expense)” in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
11. Credit Facility
The Company entered into a credit agreement with Bank of America, N.A. on July 29, 2013 (as amended on December 23, 2015, the “Credit Agreement”). The Credit Agreement provided for a revolving facility in the aggregate principal amount of up to $50.0 million, with any borrowings limited to a maximum consolidated leverage ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the Credit Agreement). On August 7, 2017, the Company contemporaneously terminated the Credit Agreement in connection with entering into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”).
The Loan Agreement provides for a senior secured revolving credit facility with SVB, pursuant to which SVB agreed to make revolving advances available to the Company in a principal amount of up to $30.0 million based on a customary accounts receivable borrowing base, subject to certain exceptions for accounts originating outside the United States and certain specific accounts. The credit facility includes a $10.0 million sublimit for the issuance of letters of credit. The letters of credit issued under the Loan Agreement will reduce, on a dollar-for-dollar basis, the amount available under the credit facility. Additionally, the Company can borrow up to $5.0 million on a non-formula revolver until January 15, 2018, which will reduce, on a dollar-for-dollar basis, the amount available under the credit facility so that at no time will more than $30.0 million in principal amount be outstanding under the Loan Agreement. The credit facility matures and all outstanding amounts become due and payable on August 7, 2019. Subject to certain exceptions, the Company will also be required to pay to SVB a fee of $0.3 million if it terminates the credit facility prior to August 7, 2018. The credit facility is secured by substantially all of the

Company’s assets, including the Company’s intellectual property. Loans under the credit facility will bear interest through maturity at a variable annual rate based upon an annual rate of either a prime rate or a LIBOR rate, plus an applicable margin between 0.50% to 1.50% for prime rate advances and between 2.00% and 3.00% for LIBOR advances based on the Company’s maintenance of an applicable liquidity ratio. As of September 30, 2017, the Company was in compliance with these requirements. The credit facility includes affirmative and negative covenants applicable to the Company and its subsidiaries. Furthermore, the Loan Agreement requires the Company to maintain a liquidity ratio at minimum levels set forth in more detail in the Loan Agreement. The credit facility also includes events of default, the occurrence and continuation of which would provide SVB with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against the Company and the collateral securing the loans under the credit facility. As of September 30, 2017, the outstanding balance on the line of credit was $30 million.
12. Income Taxes
The following table presents the provision for income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Provision for income taxes	$225	$209	$1,075	$454
Effective tax rate	(1.3)%	24.7%	(1.6)%	(2.9)%
The income tax provision for the three and nine months ended September 30, 2017 and September 24, 2016 consisted primarily of foreign income taxes. The effective tax rate for the three and nine months ended September 30, 2017 and September 24, 2016 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods. The Company’s effective tax rate for the three and nine months ended September 30, 2017 and September 24, 2016 is impacted by the change in foreign income tax expense.
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
13. Restructuring Charges
The Company adopted a restructuring plan in March 2017. This restructuring plan realigns the Company’s business, increasing its focus towards its investments in software defined access and cloud products, while reducing its cost structure in its traditional systems business. The Company began to take action under this plan beginning in March 2017 and recognized $0.6 million and $2.3 million of restructuring charges for the three and nine months ended September 30, 2017, respectively, consisting primarily of severance and other one-time termination benefits. Restructuring charges are presented separately under operating expenses in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The following table summarizes the activities related to the restructuring charges pursuant to the above restructuring plan (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Liability at beginning of period	$600	$—
Restructuring charges for the period	612	2,268
Cash payments	(1,017)	(2,073)
Liability at end of period	$195	$195
The Company currently estimates that this plan will result in pre-tax restructuring charges totaling up to $4.0 million with approximately up to $1.7 million of additional charges expected to be recognized during the fourth quarter of 2017. These charges are primarily cash-based.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue or other financial items, any statement of or concerning the following: the plans and objectives of management for future operations, proposed new products or licensing, product development, anticipated customer demand or capital expenditures, future economic and/or market conditions or performance, and assumptions underlying any of the above. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “believes,” “intends,” “plans,” “anticipates,” “estimates,” “projects,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including those identified in the Risk Factors discussed in Part II, Item 1A, in the discussion below, as well as in other sections of this report and in our Annual Report on Form 10-K for the year ended December 31, 2016. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
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
We market our access systems and related software to CSPs globally through our direct sales force as well as a number of resellers. At the end of the third quarter of 2017, over 24 million ports of the Calix portfolio have been deployed at a growing number of CSPs worldwide. Our customers range from smaller, regional CSPs to some of the world’s largest CSPs. We have enabled over 1,300 customers to deploy gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue was $128.8 million and $372.5 million for the three and nine months ended September 30, 2017, respectively, compared to $121.2 million and $327.0 million for the three and nine months ended September 24, 2016, respectively. Our revenue levels and continued revenue growth will depend on our ability to continue to sell our access systems and software to existing customers and to attract new customers, particularly larger CSPs, globally. During the three months ended September 30, 2017, we continued to see growth in our services business to meet customer demand for turnkey solutions that include professional services together with the supply of equipment and materials, including projects that are funded by the Federal Communication Commission’s (FCC) current Connect America Fund program, CAF2. Specifically, during the nine months ended September 30, 2017, we completed a significant turnkey network improvement project that we had commenced in 2015, and continued work underway on previously-awarded CAF2 projects including completion of a large majority of these projects. Revenue for such projects is generally recognized only when all project requirements are completed, which typically requires longer periods depending on the nature and scope of the project. Similarly, some of the costs incurred by us for such projects, including labor and related costs, are deferred and recognized to cost of revenue when the associated revenue is recognized.
Revenue fluctuations result from many factors, including: increases or decreases in customer orders for our products and services, contractual terms with customers that result in delayed revenue recognition and varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first quarter as they are finalizing their annual budgets, and in certain regions, customers are also challenged by winter weather conditions that inhibit fiber deployment in outside plants. Our revenue levels are also dependent upon our customers’ timing of purchases and capital expenditure plans, including expenditure plans for turnkey solutions projects, which are generally non-recurring in nature. As of September 30, 2017, we had deferred product revenue of approximately $16.8 million related to ongoing work in turnkey network improvement projects that will be recognized upon acceptance by the customer or upon agreed milestones. The timing of recognition of deferred revenue may cause significant fluctuations in our revenue and operating results from period to period.
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that could impact revenue. Factors that impacted our cost of revenue for the three and nine months ended September 30, 2017, and that may impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in product warranty and incurrence of retrofit costs, changes in the cost of our inventory and inventory write-downs. Cost of services revenue has been impacted, and is expected to continue to be impacted in future periods, by increases in the pace of professional services activity due to customer requirements and project deadlines, the timing of completion of project requirements, higher than anticipated costs associated with delivery of professional services for which project pricing is typically set at the outset of the project, charges related to cost overruns on services projects and inefficiencies associated with delays resulting from third party dependencies and incremental costs to rework. Cost of revenue also includes fixed expenses related to our internal operations, which could impact our cost of revenue as a percentage of revenue if there are large fluctuations in revenue.
Cost of revenue has a direct impact on gross profit and gross margins. During the three and nine months ended September 30, 2017, our gross profit and gross margin continued to be negatively impacted by an increase in our services revenue, which carries negative gross margin, as a mix of total revenue. We have continued to incur higher costs related to our professional services business for turnkey network improvement projects, largely associated with projects initiated in 2016. Overall, our gross profit and gross margin fluctuate based on timing of factors such as new product introductions or upgrades to existing products, changes in customer mix, changes in the mix of products demanded and sold (and any related write-downs of existing inventory), increases in mix of revenue towards professional services, increases in mix of revenue from channel sales rather than direct sales or other unfavorable customer or product mix, shipment volumes and any related volume discounts, changes in our product and services costs, pricing decreases or discounts, customer rebates and incentive programs due to competitive pressure. The timing of our recognition of deferred revenue and related deferred costs related to turnkey professional services projects could also result in lower gross profit and gross margin in the periods that such revenue is recognized, and the relative size of these projects could cause large fluctuations in our gross profit from period to period. Moreover, to the extent that deferred costs related to the professional services portion of turnkey projects is determined to be unrecoverable, we incur a charge to cost of service revenue in the period such cost is determined to be unrecoverable. In connection with our recoverability assessment as of September 30, 2017, we wrote down our deferred costs by $3.3 million. See the risk factor titled “An increase in revenue mix towards services will adversely affect our gross margins” below in the “Risk Factors” section of this Quarterly Report on Form 10-Q.
Our operating expenses have fluctuated based on the following factors: changes in headcount and personnel costs which comprise a significant portion of our operating expenses, timing of variable compensation expenses due to fluctuations in order volumes, timing of research and development expenses including investments in innovative solutions, such as next generation solutions and new customer segments, prototype builds and outsourced development projects, fluctuations in stock-based compensation expenses due to timing of equity grants or other factors affecting vesting, changes in acquisition-related expenses and timing of litigation-related costs. During the three and nine months ended September 30, 2017 as compared with the corresponding periods in 2016, our total operating expense increased due to increases in headcount and outside contractors, primarily for research and development and, to a lesser extent, as a result of severance-related expenses incurred in the three and nine months ended September 30, 2017. In March 2017, we adopted a restructuring plan to realign our business to increase focus towards investments in software defined access and cloud products and to reduce costs in our traditional systems business, which we expect will result in revised pre-tax restructuring charges estimated to be up to $4.0 million in 2017, of which we incurred $2.3 million during the nine months ended September 30, 2017. We anticipate that our operating expenses will be relatively consistent over the next several quarters in absolute dollars, but will decline as a percentage of revenue over time.
Our net loss was $17.9 million and $70.2 million for the three and nine months ended September 30, 2017, respectively, compared to a net income of $0.6 million and net loss of $15.9 million for the three and nine months ended September 24, 2016, respectively. Since our inception we have incurred significant losses and, as of September 30, 2017, we had an accumulated deficit of $654.5 million. Further, as a result of the fluctuations described above and a number of other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. To the extent there are material differences between these estimates and actual results, our financial statements may be affected. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016. During the nine months ended September 30, 2017, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2017 and September 24, 2016
Revenue
Our revenue is comprised of the following:

•	Products — includes revenue from the sale of access systems, premises equipment, software licenses and cloud-based software products.

•	Services — includes revenue from professional services, customer support, software maintenance, extended warranty subscriptions, training and managed services.

The following table sets forth our revenue (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 24, 2016	Variance in Dollars	Variance in Percent	September 30, 2017	September 24, 2016	Variance in Dollars	Variance in Percent
Revenue:
Products	$106,442	$114,029	$(7,587)	(7)%	$305,395	$305,853	$(458)	—%
Services	22,385	7,158	15,227	213%	67,073	21,134	45,939	217%
	$128,827	$121,187	$7,640	6%	$372,468	$326,987	$45,481	14%

Percent of total revenue:
Products	83%	94%			82%	94%
Services	17%	6%			18%	6%
	100%	100%			100%	100%
Our revenue increased by $7.6 million, or 6%, for the three months ended September 30, 2017 and $45.5 million, or 14%, for the nine months ended September 30, 2017 as compared with the corresponding periods in 2016. This was mainly due to an increase in services revenue by $15.2 million, or 213%, for the three months ended September 30, 2017 and $45.9 million, or 217%, for the nine months ended September 30, 2017, primarily driven by the completion of services associated with a significant turnkey network improvement project substantially completed during the first quarter of 2017 and the completion of a number of sites from previously-awarded CAF2 projects. Our product revenue decreased by $7.6 million for the three months ended September 30, 2017 as compared with the corresponding period in 2016 mainly due to lower shipment levels to one of our large Tier 2 customers relative to the prior year period. During the three and nine months ended September 30, 2017, revenue generated in the United States was $117.5 million and $332.1 million or 91% and 89%, respectively, of our total revenue, compared to $111.8 million and $298.8 million, or 92% and 91% of our total revenue, for the same periods in 2016. International revenue was $11.3 million and $40.3 million, or 9% and 11% of our total revenue, for the three and nine months ended September 30, 2017, respectively, compared to $9.4 million and $28.1 million, or 8% and 9% of our total revenue, for the same periods in 2016.
We had one customer that accounted for more than 10% of our total revenue during the three months ended September 30, 2017. See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on concentration of revenue for the periods presented.
Cost of Revenue, Gross Profit and Gross Margin
The following table sets forth our cost of revenue (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 24, 2016	Variance in Dollars	Variance in Percent	September 30, 2017	September 24, 2016	Variance in Dollars	Variance in Percent
Cost of revenue:
Products	$55,494	$60,662	$(5,168)	(9)%	$171,166	$159,856	$11,310	7%
Services	28,700	6,981	21,719	311%	78,969	18,099	60,870	336%
	$84,194	$67,643	$16,551	24%	$250,135	$177,955	$72,180	41%
Our cost of revenue increased by $16.6 million and $72.2 million during the three and nine months ended September 30, 2017, respectively, as compared with the corresponding periods in 2016. This was primarily attributable to an increase in cost of service revenue by $21.7 million and $60.9 million during those respective periods, as we experienced higher levels of service activities, as well as higher costs attributed to rework, delays, unanticipated costs and overruns (including third party costs) for our turnkey network improvement projects. Our product cost of revenue also decreased by $5.2 million for the three months ended September 30, 2017 as compared with the corresponding period in 2016 mainly due to lower shipments as described above, and increased by $11.3 million for the nine months ended September 30, 2017 as compared to the year ago period mainly due to product mix. Our warranty and retrofit costs primarily related to certain retrofit charges for two specific product families also decreased by approximately $1.1 million and $0.6 million during the three and nine months ended September 30, 2017, respectively, as compared with the corresponding periods in 2016. This is partly offset by increases in our inventory write-downs attributed to slow moving inventories by $0.5 million and $0.8 million during those respective periods.

The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 24, 2016	Variance in Dollars	Variance in Percent	September 30, 2017	September 24, 2016	Variance in Dollars	Variance in Percent
Gross profit:
Products	$50,948	$53,367	$(2,419)	(5)%	$134,229	$145,997	$(11,768)	(8)%
Services	(6,315)	177	(6,492)	(3,668)%	(11,896)	3,035	(14,931)	(492)%
Total gross profit	$44,633	$53,544	$(8,911)	(17)%	$122,333	$149,032	$(26,699)	(18)%
Gross margin:
Products	48%	47%			44%	48%
Services	(28)%	2%			(18)%	14%
Total gross margin	35%	44%			33%	46%
Gross profit decreased to $44.6 million and $122.3 million during the three and nine months ended September 30, 2017, respectively, from $53.5 million and $149.0 million during the corresponding periods in 2016. Gross margin decreased to 35% and 33% during the three and nine months ended September 30, 2017, respectively, from 44% and 46% during the corresponding periods in 2016. The decrease in gross profit and gross margin during the three and nine months ended September 30, 2017 was primarily due to an increase in revenue mix toward service revenue as we continued to grow our professional services business, an increased level of activities in our turnkey network improvement projects and higher costs attributed to rework and overruns. The rework costs and overruns generally relate to projects that were started in 2016 that incurred higher than anticipated costs, project delays, third party dependencies, quality issues associated with subcontracted work, rework to meet customer requirements and longer than anticipated time to complete. The large majority of these 2016 projects were completed by the end of the third quarter of 2017. Looking forward, we expect to continue to drive efficiencies in our delivery of professional services for turnkey network improvement projects.
The decrease within the products category was partly attributed to product and regional mix as well as higher inventory write-downs, partly offset by lower warranty and retrofit charges as described above.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 24, 2016	Variance in Dollars	Variance in Percent	September 30, 2017	September 24, 2016	Variance in Dollars	Variance in Percent
Research and development	$32,633	$28,119	$4,514	16%	$99,391	$75,925	$23,466	31%
Percent of total revenue	25%	23%			27%	23%
The increase in research and development expenses by $4.5 million during the three months ended September 30, 2017 as compared with the corresponding period in 2016 was primarily due to an increase in expenses for outside contractors by $4.5 million and expenditures relating to prototype and expendable equipment used for research and development activities by $0.4 million primarily for development services including investments in next generation technologies to pursue broader growth opportunities. Our personnel for research and development also increased during the three months ended September 30, 2017 as compared with the corresponding period in 2016 which resulted in higher compensation and employee benefits (other than bonuses) of $0.6 million. The increase was partly offset by lower employee bonuses of $0.7 million during the three months ended September 30, 2017 as compared with the corresponding period in 2016.
The increase in research and development expenses by $23.5 million during the nine months ended September 30, 2017 as compared with the corresponding period in 2016 was primarily due to an increase in expenses for outside contractors by $13.2 million and expenditures relating to prototype and expendable equipment used for research and development activities by $2.7 million primarily for development services including investments in next generation technologies to pursue broader growth opportunities. Our personnel for research and development also increased during the nine months ended September 30, 2017 as compared with the corresponding period in 2016 which resulted in higher compensation and employee benefits (other than bonuses) of $7.6 million. The increase was partly offset by lower employee bonuses of $0.7 million during the nine months ended September 30, 2017 as compared with the corresponding period in 2016.
We increased our research and development efforts to grow our product portfolio and to make strategic investments in innovative solutions, including next generation platforms and new market segments. We intend to continue to moderate our investments in research and development as our next generations systems and software platforms are brought to market.

Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 24, 2016	Variance in Dollars	Variance in Percent	September 30, 2017	September 24, 2016	Variance in Dollars	Variance in Percent
Sales and marketing	$18,448	$20,575	$(2,127)	(10)%	$59,306	$58,850	$456	1%
Percent of total revenue	14%	17%			16%	18%
The decrease in sales and marketing expenses by $2.1 million during the three months ended September 30, 2017 as compared with the corresponding period in 2016 was primarily due to lower compensation and employee benefits of $1.1 million arising from changes in personnel as a result of our restructuring plan and lower stock-based compensation expense of $0.8 million.
Sales and marketing expenses were relatively flat during the nine months ended September 30, 2017 as compared with the corresponding period in 2016.
We expect to continue our investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 24, 2016	Variance in Dollars	Variance in Percent	September 30, 2017	September 24, 2016	Variance in Dollars	Variance in Percent
General and administrative	$10,203	$8,615	$1,588	18%	$30,161	$32,940	$(2,779)	(8)%
Percent of total revenue	8%	7%			8%	10%
The increase in general and administrative expenses by $1.6 million for the three months ended September 30, 2017 as compared with the corresponding period in 2016 was due to higher professional services expense of $2.0 million primarily related to outside consulting services for the implementation of a new SaaS-based enterprise resource planning (“ERP”) infrastructure, which was partially offset by a lower stock-based compensation expense of $0.5 million.
The decrease in general and administrative expenses by $2.8 million for the nine months ended September 30, 2017 as compared with the corresponding period in 2016 included legal fees and expenses related to the Occam litigation of $6.4 million that did not recur in 2017 as the litigation was settled in 2016. The decrease was partially offset by increases in professional services expense of $2.6 million primarily related to outside consulting services in 2017 for the implementation of the new ERP infrastructure, recoveries of legal fees and expenses in 2016 that did not recur in 2017, compensation and employee benefits of $1.3 million due to increase in headcount and severance benefits of $0.5 million related to our separation agreement with our former Chief Financial Officer. We expect that general and administrative expenses will continue at current levels until the implementation of the new ERP infrastructure is completed, which is expected to occur in mid-2018.
Amortization of Intangible Asset
The intangible asset related to customer relationships had reached completion of its amortization period during the first quarter of 2016.
Restructuring Charges
In connection with a restructuring plan we adopted in March 2017, we recognized approximately $0.6 million and $2.3 million of restructuring charges during the three and nine months ended September 30, 2017, respectively, consisting primarily of severance and other one-time termination benefits. See Note 13, “Restructuring Charges” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details regarding this restructuring plan.
Litigation Settlement Gain
During the three and nine months ended September 24, 2016, we recognized a litigation settlement gain of $4.5 million as a reduction to operating expense. This litigation settlement gain consisted of a litigation settlement accrual of $4.5 million in partial recovery of out-of-pocket costs related to the Occam litigation.

Provision for Income Taxes
The following table sets forth our provision for income taxes (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 24, 2016	Variance in Dollars	Variance in Percent	September 30, 2017	September 24, 2016	Variance in Dollars	Variance in Percent
Provision for income taxes	$225	$209	$16	8%	$1,075	$454	$621	137%
Effective tax rate	(1.3)%	24.7%			(1.6)%	(2.9)%
The income tax provision for the three and nine months ended September 30, 2017 and September 24, 2016 consisted primarily of foreign income taxes. The effective tax rate for the three and nine months ended September 30, 2017 and September 24, 2016 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods. Our effective tax rate for the three and nine months ended September 30, 2017 and September 24, 2016 is impacted by the change in foreign income tax expense.
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
Liquidity and Capital Resources
We have historically funded our operations and investing activities primarily through cash generated from operations and sales of our common stock. At September 30, 2017, we had cash, cash equivalents and marketable securities of $70.8 million, which consisted of deposits held at banks, money market mutual funds held at major financial institutions and highly liquid marketable securities such as commercial paper and U.S. government agency securities. This includes $5.8 million of cash held by our foreign subsidiaries, primarily in China. As of September 30, 2017, our liability for taxes that would be payable as a result of repatriation of undistributed earnings of our foreign subsidiaries to the United States was not significant and limited to withholding taxes considering our existing net operating loss carryovers.
Operating Activities
During the nine months ended September 30, 2017, cash used in operating activities increased as we continued to invest in research and development to pursue broader market and customer opportunities. Furthermore, during this period we continued to experience losses due to higher costs, delays, overruns and other inefficiencies associated with our professional services business for turnkey network improvement projects (including CAF2 projects). As described below, these turnkey network improvement projects generally involve greater working capital needs at the outset as services and products are supplied, while revenue and cash collections occur after projects are accepted or agreed-upon milestones are reached. Net cash used in operations of $28.6 million for the nine months ended September 30, 2017 consisted of a net loss of $70.2 million, partially offset by $23.6 million of cash flow increases reflected in the net change in assets and liabilities and $17.9 million of non-cash charges. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in deferred cost of revenue of $11.9 million mainly due to recognition of associated costs related to turnkey network improvement projects that are either accepted or for which agreed-upon milestones are reached, partly offset by an increase in deferred revenue of $1.3 million attributed to additional deferral of revenue related to turnkey network improvement projects, a decrease in inventories of $8.2 million primarily due to higher inventory turnover, a decrease in accounts receivable of $7.1 million mainly due to collection from one of our customers for turnkey improvement projects and an increase in accounts payable of $5.5 million primarily due to the timing of inventory receipts and payments to our manufacturers. This was partially offset by a decrease in accrued expenses and other liabilities of $10.1 million primarily due to a decrease in customer advance payments for turnkey services projects for one of our customers and partly due to the timing of our payments of payroll, sales commissions and other expenses. Non-cash charges primarily consisted of stock-based compensation of $9.3 million, depreciation and amortization of $7.6 million and amortization of intangible assets of $0.8 million.
Net cash provided by operations of $5.3 million for the nine months ended September 24, 2016 consisted of a net loss of $15.9 million and $0.8 million of cash flow decreases reflected in the net change in assets and liabilities, more than offset by $22.0 million of non-cash charges. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in accounts receivable of $10.1 million mainly due to higher revenue in 2016, an increase in prepaid expenses and other assets of $6.1 million mainly due to litigation settlement gain accrual, a net decrease in deferred revenue and deferred cost of revenue of $5.4 million as a result of revenue and cost recognition for previous shipments related to certain turnkey projects and Rural Utility Service (“RUS”) funded contracts and a decrease in accounts payable of $0.4 million primarily due to the timing of inventory receipts and payments to our manufacturers. This was partially offset by an increase in accrued expenses and other liabilities of $13.7 million primarily due to the timing of our payments of payroll, sales commissions and other expenses and a decrease in inventories of $7.5 million primarily due to higher inventory turnover. Non-cash charges primarily consisted of stock-based compensation of $10.4 million, depreciation and amortization of $6.3 million and amortization of intangible assets of $5.0 million.

Investing Activities
Net cash provided by investing activities of $14.4 million for the nine months ended September 30, 2017 consisted of net sales and maturities of marketable securities of $21.2 million partially offset by capital expenditures of $6.8 million for purchases of test equipment, computer equipment and software.
Our cash provided by investing activities of $14.8 million for the nine months ended September 24, 2016 consisted of maturities of marketable securities of $20.2 million partially offset by capital expenditures of $5.4 million for purchases of test equipment, computer equipment and software.
Financing Activities
Net cash provided by financing activities of $27.8 million for the nine months ended September 30, 2017 primarily consisted of net proceeds from our line of credit of $30.0 million and the proceeds from the issuance of common stock under our Amended and Restated Employee Stock Purchase Plan (“Restated ESPP”) of $0.7 million, partially offset by the payment of payroll taxes for the vesting of awards under our 2010 Equity Incentive Award Plan of $2.7 million and payments to originate the line of credit of $0.2 million.
Net cash used in financing activities of $11.7 million for the nine months ended September 24, 2016 consisted of the repurchases of common stock of $12.8 million and the payment of payroll taxes for the vesting of awards under our 2010 Equity Incentive Award Plan of $1.8 million, partially offset by the proceeds from the issuance of common stock under the Restated ESPP of $2.9 million.
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
Working Capital and Capital Expenditure Needs
We currently have no material cash commitments, except for contractual obligations under our Loan Agreement, normal recurring trade payables, expense accruals, operating leases and non-cancelable firm purchase commitments. Our working capital needs related to turnkey network improvement arrangements have been substantial, and are expected to remain substantial, as under such arrangements we generally purchase substantial equipment, components and materials and pay our subcontractors at the outset and through the course of a project, but we may not receive payment from our customers until completion and acceptance of the associated services, which may be one or more quarters later. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. In the event that our revenue plan does not meet our expectations, we may eliminate or curtail expenditures to mitigate the impact on our working capital.
On August 7, 2017, we entered into the Loan Agreement for a senior secured revolving credit facility with SVB which provides for a revolving credit facility of up to $30.0 million based on a customary accounts receivable borrowing base, subject to certain exceptions for accounts originating outside the United States and certain specific accounts. The credit facility matures and all outstanding amounts become due and payable on August 7, 2019. As of September 30, 2017, we borrowed $30.0 million under this line of credit. Please refer to Note 11, “Credit Facility” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on this credit facility.
We believe, based on our current operating plan and operating cash flows, our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. In addition, we may also use our existing credit facility from time to time to support our working capital needs. Our future capital requirements will depend on many factors including our rate of revenue growth, timing of customer payments and payment terms, particularly of larger customers, the timing and extent of spending to support development efforts, particularly research and development related to growth initiatives such as our software defined access portfolio, our ability to manage product cost efficiencies and maintain product margin levels, the timing, extent and size of turnkey professional services projects and our ability to develop operational efficiencies and successfully scale that business, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies and the continued market acceptance of our products. If we are unable to generate positive operating income and positive cash flows from operations, our liquidity, results of operations and financial condition will be adversely affected. If we are unable to generate cash flows to support our operational needs, we may need to seek other sources of liquidity, including borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.
Contractual Obligations and Commitments
Our principal commitments as of September 30, 2017 consist of our contractual obligations under the Loan Agreement, operating leases for office space and non-cancelable outstanding purchase obligations. The following table summarizes our contractual obligations at September 30, 2017 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Line of credit, including interest (1)	$33,239	$1,749	$31,490	$—
Operating lease obligations (2)	5,675	2,989	2,196	490
Non-cancelable purchase commitments (3)	62,579	62,579	—	—
Total	$68,254	$65,568	$2,196	$490
(1) Line of credit contractual obligations include projected interest payments over the term of the Loan Agreement, assuming interest rate in effect for the outstanding borrowings as of September 30, 2017 and payment of the borrowings on August 7, 2019, the contractual maturity date of the credit facility. See Note 11, “Credit Facility” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussions regarding our contractual obligations relating to our line of credit.
(2) Future minimum operating lease obligations in the table above include primarily payments for our office space in Petaluma, California, and for our facilities in Minneapolis, Minnesota; Nanjing, China; Richardson, Texas; and San Jose and Santa Barbara, California, which expire at various dates through 2022. See Note 7, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our operating leases.
(3) Represents outstanding purchase commitments for inventory to be delivered by our suppliers, including contract manufacturers. See Note 7, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our outstanding purchase commitments.
Off-Balance Sheet Arrangements
As of September 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At September 30, 2017, we had cash, cash equivalents and marketable securities of $70.8 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as corporate debt instruments, commercial paper and U.S. government agency securities. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings under our new revolving credit facility pursuant to our Loan Agreement with SVB. Borrowings under the Loan Agreement will bear interest through maturity at a variable annual rate based upon an annual rate of either a prime rate or a LIBOR rate, plus an applicable margin between 0.50% to 1.50% for prime rate advances and between 2.00% and 3.00% for LIBOR advances based on the Company’s maintenance of an applicable liquidity ratio. As of September 30, 2017, we had $30 million outstanding borrowings under the Loan Agreement.
Foreign Currency Exchange Risk
Our primary foreign currency exposures are described below.
Economic Exposure
The direct effect of foreign currency fluctuations on our sales and expenses has not been material because our sales and expenses are primarily denominated in U.S. dollars (“USD”). However, we are indirectly exposed to changes in foreign currency exchange rates to the extent of our use of foreign contract manufacturers whom we pay in USD. Increases in the local currency rates of these vendors in relation to USD could cause an increase in the price of products that we purchase. Additionally, if the USD strengthens relative to other currencies, such strengthening could have an indirect effect on our sales to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker USD could have the opposite effect. The precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations.
Translation Exposure
Our sales contracts are primarily denominated in USD and, therefore, the majority of our revenue is not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities with our subsidiaries in Brazil, China and the United Kingdom, whose functional currencies are the Brazilian Real (“BRL”), Chinese Renminbi (“RMB”) and British Pounds Sterling (“GBP”), respectively.
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

	Nine Months Ended
	September 30, 2017	September 24, 2016
USD	90%	88%
RMB	7%	7%
GBP	3%	4%
BRL	—%	1%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, GBP and BRL, our operating expenses for the first nine months of 2017 would have decreased or increased by approximately $2.0 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 30, 2017 was a net translation gain of approximately $0.3 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Condensed Consolidated Statements of Comprehensive Income (Loss). During the nine months ended September 30, 2017, the net loss we recognized related to these foreign exchange assets and liabilities was insignificant.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
We compete in markets characterized by rapid technological change, changing needs of communications service providers, or CSPs, evolving industry standards and frequent introductions of new products and services. We invest significant amounts to pursue innovative technologies that we believe would be adopted by CSPs. In addition, on an ongoing basis we expect to reposition our product and service offerings and introduce new products and services as we encounter rapidly changing CSP requirements and increasing competitive pressures. We may not be successful in doing so in a timely and responsive manner, or at all. As a result, it is difficult to forecast our future revenue and plan our operating expenses appropriately, which makes it difficult to predict our future operating results.
We have a history of losses, and we may not be able to generate positive operating income and positive cash flows in the future.
We have experienced net losses in each year of our existence. For the years ended December 31, 2016, 2015 and 2014, we incurred net losses of $27.4 million, $26.3 million, and $20.8 million, respectively. For the first nine months of 2017, we incurred a net loss of $70.2 million. As of September 30, 2017 and December 31, 2016, we had an accumulated deficit of $654.5 million and $584.3 million, respectively.
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
We cannot guarantee that we will achieve profitability in the future. We will have to generate and sustain significant and consistent increased revenue, while continuing to control our expenses, in order to achieve and then maintain profitability. We may also incur significant losses in the future for a number of reasons, including the risks discussed in this “Risk Factors” section and other factors that we cannot anticipate. We have incurred higher than expected costs associated with the growth of our professional services business and, if we are unable to scale that business and attain operational efficiencies, we will continue to incur losses. If we are unable to generate positive operating income and positive cash flows from operations, our liquidity, gross margins, results of operations and financial condition will be adversely affected. If we are unable to generate cash flows to support our operational needs, we may need to seek other sources of liquidity, including additional borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.
The U.S. federal government has called for potentially substantial changes to U.S. tax policies and laws. We are unable to predict what U.S. tax reform may be enacted in the future or what effect such changes would have on our business. Any significant change in our future effective tax rate could have a material impact on our business, financial condition, results of operations, or cash flows.
Our quarterly and annual operating results may fluctuate significantly, which may make it difficult to predict our future performance and could cause the market price of our stock to decline.
A number of factors, many of which are outside of our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the market price of our stock would likely decline. Moreover, we may experience delays in recognizing revenue under applicable revenue recognition rules. For example, revenue associated with large turnkey network improvement projects, which include projects that are funded by the CAF2 program, is generally deferred until customer acceptance is received and may be subject to delays, rework requirements and unexpected costs, among other uncertainties. Certain government-funded contracts, such as those funded by U.S. Department of Agriculture’s RUS, also include acceptance and administrative requirements that delay revenue recognition. The extent of these delays and their impact on our revenue can fluctuate considerably depending on the number and size of purchase orders under these contracts for a given time period. In addition, unanticipated decreases in our available liquidity due to fluctuating operating results could limit our growth and delay implementation of our expansion plans.
In addition to the other risk factors listed in this “Risk Factors” section, factors that have in the past and may continue to contribute to the variability of our operating results include:

•	our ability to predict our revenue and reduce and control product costs;

•	our ability to increase our sales to larger CSPs globally;

•	the capital spending patterns of CSPs and any decrease or delay in capital spending by CSPs due to macro-economic conditions, regulatory uncertainties or other reasons;

•	the impact of government-sponsored programs on our customers;

•	intense competition;

•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;

•	our ability to achieve market acceptance of our products and CSPs’ willingness to deploy our new products;

•	the concentration of our customer base;

•	the length and unpredictability of our sales cycles and timing of orders;

•	our focus on CSPs with limited revenue potential;

•	our lack of long-term, committed-volume purchase contracts with our customers;

•	our exposure to the credit risks of our customers;

•	fluctuations in our gross margins;

•	the interoperability of our products with CSP networks;

•	our dependence on sole-, single- and limited-source suppliers;

•	our ability to manage our relationships with our third-party vendors, including contract manufacturers, ODMs, logistics providers, component suppliers and development partners;

•	our ability to forecast our manufacturing requirements and manage our inventory;

•	our products’ compliance with industry standards;

•	our ability to expand our international operations;

•	our ability to protect our intellectual property and the cost of doing so;

•	the quality of our products, including any undetected hardware defects or bugs in our software;

•	our ability to estimate future warranty obligations due to product failure rates;

•	our ability to obtain necessary third-party technology licenses at reasonable costs;

•	the regulatory and physical impacts of climate change and other natural events;

•	the attraction and retention of qualified employees and key management personnel;

•	our ability to build and sustain the proper information technology infrastructure; and

•	our ability to maintain proper and effective internal controls.
Our gross margins may fluctuate over time, and our current level of gross margins may not be sustainable.
Our current level of gross margins may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer, geographic or product mix, including the mix of configurations within each product group;

•	increased price competition, including the impact of customer discounts and rebates;

•	our ability to reduce and control product costs;

•	an increase in revenue mix toward services, which typically have lower margins;

•	changes in component pricing;

•	changes in contract manufacturer rates;

•	charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	introduction of new products;

•	our ability to scale our services business in order to gain desired efficiencies;

•	changes in shipment volume;

•	changes in or increased reliance on distribution channels;

•	potential liabilities associated with increased reliance on third-party vendors;

•	increased expansion efforts into new or emerging markets;

•	increased warranty costs;

•	excess and obsolete inventory and inventory holding charges;

•	expediting costs incurred to meet customer delivery requirements; and

•	potential costs associated with contractual liquidated damages obligations.
An increase in revenue mix towards services will adversely affect our gross margins.
Customers are demanding greater professional and support services for our products, which usually have a lower gross margin than product purchases. In particular, we have experienced increased demand for professional services associated with network improvement projects, which typically are turnkey projects whereby we supply products and related professional services such as network planning, product installation, testing and network turn up. Revenue recognized from such professional services may be delayed because of the timing of completion and acceptance of a project or milestone, including third-party delays that may be outside our control. Additionally, if we are unable to meet project deadlines for professional and support services due to our suppliers’ inability to meet our demands for components or for any other reasons, we will incur additional costs, including higher premiums to source necessary components, additional costs and expedited fees to meet project deadlines, all of which would negatively impact our gross margins. We also rely upon third-party subcontractors to assist with some of our services projects, which generally result in higher costs and increased risk of cost overruns, including expenditures for costly rework, which would also negatively impact our gross margins. Furthermore, we incurred ramp up costs to grow our professional service business to meet customer demand, but we may not achieve the desired efficiencies and scale in our professional services business, which will have an adverse impact on our gross margins. Increases in professional services as a proportion of our revenue mix have resulted in lower overall gross margins and may continue to result in lower overall gross margins in future periods. This negative impact on gross margins is exacerbated in periods where we experience accelerated levels of activity to meet project requirements and customer deadlines. Moreover, the increase in our professional services projects has resulted in increased deferred costs, including costs directly associated with the delivery of the professional services for the arrangement, that are recognized as cost of revenue only when all revenue recognition criteria are met for the arrangement. In the event some or all of such deferred costs are deemed unrecoverable, including as a result of cost overruns, we will incur additional charges to cost of revenue in the period such deferred costs are determined to be unrecoverable. Any charge to cost of revenue for deferred costs determined to be unrecoverable would negatively impact our gross margins.
Our business is dependent on the capital spending patterns of CSPs, and any decrease or delay in capital spending by CSPs in response to economic conditions, uncertainties associated with the implementation of regulatory reform, or otherwise would reduce our revenue and harm our business.
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
CSP spending on network construction, maintenance, expansion and upgrades is also affected by reductions in their budgets, delays in their purchasing cycles, access to external capital (such as government grants and loan programs or the capital markets), and seasonality and delays in capital allocation decisions. For example, our CSP customers tend to spend less in the first quarter as they are still finalizing their annual budgets and in certain regions customers are also challenged by winter weather conditions that inhibit fiber deployment in outside plants. Also, softness in demand across any of our customer markets, including due to macro-economic conditions beyond our control or uncertainties associated with the implementation of regulatory reform, has in the past and could in the future lead to unexpected slowdown in capital expenditures by service providers.
Many factors affecting our results of operations are beyond our control, particularly in the case of large CSP orders and network infrastructure deployments involving multiple vendors and technologies where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the CSP or other providers and changes in CSP requirements or installation plans. Further, CSPs may not pursue infrastructure upgrades that require our access systems and software. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles (including uncertainties associated with the implementation of regulatory reforms), mergers, lack of consumer demand for advanced communications services and alternative approaches to service delivery. Reductions in capital expenditures by CSPs, particularly CSPs that are significant customers, may have a material negative impact on our revenue and results of operations and slow our rate of revenue growth. As a consequence, our results for a particular period may be difficult to predict, and our prior results are not necessarily indicative of results in future periods.
Government-sponsored programs could impact the timing and buying patterns of CSPs, which may cause fluctuations in our operating results.
We sell to CSPs, which include U.S.-based Independent Operating Companies (“IOCs”), which have revenue that is particularly dependent upon interstate and intrastate access charges and federal and state subsidies. The FCC and some states may consider changes to such payments and subsidies, and these changes could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as RUS loans and grants, to finance capital spending. Changes to these programs, including uncertainty from government and administrative change, could reduce the ability of IOCs to access capital and thus reduce our revenue opportunities.
Many of our customers were awarded grants or loans under government stimulus programs such as the Broadband Stimulus (“BBS”) programs under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the funds distributed under the FCC’s Connect America Fund (“CAF”) program, and have purchased and will continue to purchase products from us or other suppliers while such programs and funding are available. However, customers may substantially curtail future purchases of products as ARRA funding winds down or because all purchases have been completed.
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
Our industry is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and unanticipated changes in subscriber requirements. Our future success will depend significantly on our ability to anticipate and adapt to such changes, and to offer, on a timely and cost-effective basis, products and features that meet changing CSP demands and industry standards. We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive and complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2016, 2015, and 2014, our research and development expenses were $106.9 million or 23% of our revenue, $89.7 million or 22% of our revenue, and $80.3 million or 20% of our revenue, respectively. For the first nine months of 2017, our research and development expenses were $99.4 million or 27% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts, including increased reliance on third-party development partners, to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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

Our new products are early in their life cycles and subject to uncertain market demand. If our customers are unwilling to install our new products or deploy our new services, or we are unable to achieve market acceptance of our new products, our business and financial results will be harmed.
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
Our customer base is concentrated, and there are a limited number of potential customers for our products. The loss of any of our key customers, a decrease in purchases by our key customers or our inability to grow our customer base would adversely impact our revenue and results of operations and any delays in payment by a key customer could negatively impact our cash flows and working capital.
Historically, a large portion of our sales has been to a limited number of customers. For example, one customer accounted for 21%, 22% and 23% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively, and another customer accounted for 15% of our revenue for the year ended December 31, 2016. However, we cannot anticipate the level of purchases in the future by these customers. Customer purchases may be delayed or impacted due to financial difficulties, spending cuts or corporate consolidations. For example, one of our key customers recently completed a large acquisition, which may disrupt its normal expenditure plans, including possible delays or reduction in purchases of our products and services. Any decrease or delay in purchases and/or capital expenditure plans of any of our key customers, or our inability to grow our sales with existing customers, may have a material negative impact on our revenue and results of operations.
We anticipate that a large portion of our revenue will continue to depend on sales to a limited number of customers. In addition, some larger customers may demand discounts and rebates or desire to purchase their access systems and software from multiple providers. As a result of these factors, our future revenue opportunities may be limited, our margins could be reduced, and our profitability may be adversely impacted. The loss of, or reduction in, orders from any key customer would significantly reduce our revenue and harm our business. Furthermore, delays in payment and/or extended payment terms from any of our key or larger customers could have a material negative impact on our cash flows and working capital to support our business operations.
Furthermore, in recent years, the CSP market has undergone substantial consolidation. Industry consolidation generally has negative implications for equipment suppliers, including a reduction in the number of potential customers, a decrease in aggregate capital spending and greater pricing leverage on the part of CSPs over equipment suppliers. Continued consolidation of the CSP industry and among the ILEC and IOC customers, who represent a large part of our business, could make it more difficult for us to grow our customer base, increase sales of our products and maintain adequate gross margins.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.
The timing of our revenue is difficult to predict. Our sales efforts often involve educating CSPs about the use and benefits of our products. CSPs typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and results in a lengthy sales cycle. Sales cycles for larger customers are relatively longer and require considerably more time and expense. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. The timing of revenue related to sales of products and services that have installation requirements may be difficult to predict due to interdependencies that may be beyond our control, such as CSP testing and turn-up protocols or other vendors’ products, services or installations of equipment upon which our products and services rely. In addition, larger projects may have longer periods between project commencement and completion and recognition of revenue. Such delays may result in fluctuations in our quarterly revenue. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, we may not achieve our revenue forecasts and our financial results would be adversely affected.
Our focus on CSPs with relatively small networks limits our revenue from sales to any one customer and makes our future operating results difficult to predict.
A large portion of our sales efforts continue to be focused on CSPs with relatively small networks, MSOs and selected international CSPs. Our current and potential customers generally operate small networks with limited capital expenditure budgets. Accordingly, we believe the potential revenue from the sale of our products to any one of these customers is limited. As a result, we must identify and sell products to new customers each quarter to continue to increase our sales. In addition, the spending patterns of many of our customers are characterized by small and sporadic purchases. As a consequence, we have limited backlog and will likely continue to have limited visibility into future operating results.

We do not have long-term, committed-volume purchase contracts with our customers, and therefore have no guarantee of future revenue from any customer.
We typically have not entered into long-term, committed-volume purchase contracts with our customers, including our key customers which account for a material portion of our revenue. As a result, any of our customers may cease to purchase our products at any time. In addition, our customers may attempt to renegotiate terms of sale, including price and quantity. If any of our key customers stop purchasing our access platforms, systems and software for any reason, our business and results of operations would be harmed.
Our efforts to increase our sales to CSPs globally, including MSOs, may be unsuccessful.
Our sales and marketing efforts have been focused on CSPs in North America. Part of our long-term strategy is to increase sales to CSPs globally, including MSOs. We have devoted and continue to devote substantial technical, marketing and sales resources to the pursuit of these larger CSPs, who have lengthy equipment qualification and sales cycles, without any assurance of generating sales. In particular, sales to these larger CSPs may require us to upgrade our products to meet more stringent performance criteria and interoperability requirements, develop new customer-specific features or adapt our product to meet international standards. For example, we have been invited by a large CSP to engage in initial testing and laboratory trials for our NG-PON2 technology along with our partner Ericsson. We have invested and expect to continue to invest considerable time, effort and expenditures, including investment in product research and development, related to this opportunity without any assurance that our efforts will produce orders or revenue. If we are unable to successfully increase our sales to larger CSPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted.
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
Our products are highly technical and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected defects, bugs or security vulnerabilities. Some defects in our products may only be discovered after a product has been installed and used by customers, and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty and retrofit costs, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
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
The revenue that Flex and other contract manufacturers generate from our orders represent a relatively small percentage of those manufacturers’ overall revenue. As a result, fulfilling our orders may not be considered a priority if such manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. In addition, a substantial part of our manufacturing is done in our contract manufacturer facilities that are located outside of the United States. We believe that the location of these facilities outside of the United States increases supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls. Moreover, regulatory changes or government actions relating to export or import regulations, economic sanctions or related legislation, or the possibility of such changes or actions, may create uncertainty or result in changes to or disruption in our operations with our contract manufacturers.
If Flex or any of our other contract manufacturers were unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we would have to identify, qualify and select acceptable alternative contract manufacturers. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers, which in turn would reduce our revenue and harm our relationships with our customers.
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

Any of the sole-source, single-source and limited-source suppliers upon whom we or our business partners rely could stop producing our components, cease operations or enter into exclusive arrangements with our competitors. In addition, purchase volumes of such components may be too low for Calix to be considered a priority customer by these suppliers. As a result, these suppliers could stop selling to us and our business partners at commercially reasonable prices, or at all. Any such interruption or delay may force us and our business partners to seek similar components from alternative sources, which may not be available. Switching suppliers could also require that we redesign our products to accommodate new components, and could require us to re-qualify our products with our customers, which would be costly and time-consuming. Any interruption in the supply of sole-source, single-source or limited-source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher expenses and would harm our business.
We utilize domestic and international third-party vendors to assist in the design, development and manufacture of certain of our products, and to provide logistics services in the distribution of our products. If these vendors fail to provide these services, we could incur additional costs and delays or lose revenue.
From time to time we enter into original design manufacturer (“ODM”), original equipment manufacturer (“OEM”) and development agreements for the design, development and/or manufacture of certain of our products in order to enable us to offer products on an accelerated basis. For example, a third party assisted in the design and currently manufactures portions of our E-series systems and nodes family. We also rely upon limited third party vendors for logistics services to distribute our products. If any of these third-party vendors stop providing their services, for any reason, we would have to obtain similar services from alternative sources, which may not be available on commercially reasonable terms, if at all. We also have limited control over disruptions that may occur at the facilities of these third party partners, such as supply interruptions or manufacturing quality that may occur at ODM and OEM facilities and strikes or systems failures that may interrupt transportation and logistics services. In addition, switching development firms or manufacturers could require us to extend our development timeline and/or re-qualify our products with our customers, which would also be costly and time-consuming. Any interruption in the development, supply or distribution of our products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher costs, which would negatively impact our margins and operating results and harm our business.
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
In addition, our ability to expand our international operations and create international market demand for our products may be limited by regulations or standards adopted by other countries that may require us to redesign our existing products or develop new products suitable for sale in those countries. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, we may not be able to design our products to comply with evolving standards and regulations in the future. This ongoing evolution of standards may directly affect our ability to market or sell our products. Further, the cost of complying with the evolving standards and regulations or the failure to obtain timely domestic or foreign regulatory approvals or certification could prevent us from selling our products where these standards or regulations apply, which would result in lower revenue and lost market share.
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

•
challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies and compensation, benefits and compliance programs;

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
We have received in the past and expect that in the future we may receive communications from competitors and other companies alleging that we may be infringing their patents, trade secrets or other intellectual property rights; offering licenses to such intellectual property; threatening litigation or requiring us to act as a third-party witness in litigation. In addition, we have agreed, and may in the future agree, to indemnify our customers for expenses or liabilities resulting from certain claimed infringements of patents, trademarks or copyrights of third parties. Such indemnification may require us to be financially responsible for claims made against our customers, including costs of litigation and damages awarded, which could negatively impact our results of operations. Any claims asserting that our products infringe the proprietary rights of third parties, with or without merit, could be time-consuming, result in costly litigation and divert the efforts of our engineering teams and management. These claims could also result in product shipment delays or require us to modify our products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all.
Our use of open source software could impose limitations on our ability to commercialize our products.
We incorporate open source software into our products. Although we closely monitor our use of open source software, the terms of many open source software licenses have not been interpreted by the courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to sell our products. In such event, we could be required to make our proprietary software generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could adversely affect our revenue and operating expenses.
If we are unable to obtain necessary third-party technology licenses, our ability to develop new products or product enhancements may be impaired.
While our current licenses of third-party technology generally relate to commercially available off-the-shelf technology, we may from time to time be required to license additional technology from third parties to develop new products or product enhancements. These third-party licenses may be unavailable to us on commercially reasonable terms, if at all. Our inability to obtain necessary third-party licenses may force us to obtain substitute technology of lower quality or performance standards or at greater cost, or may increase the time-to-market of our products or product enhancements, any of which could harm the competitiveness of our products and result in lost revenue.

Our ability to incur debt and the use of our funds could be limited by borrowing base restrictions and restrictive covenants in our loan and security agreement for our revolving credit facility.
The Loan and Security Agreement we entered into in August 2017 with Silicon Valley Bank (“Loan Agreement”) provides for a revolving credit facility based on a customary accounts receivable borrowing base, subject to certain exceptions and exclusions, such that borrowings available to us are limited by eligible accounts receivable (as defined in the Loan Agreement). If our financial position deteriorates our borrowing capacity under the credit facility may be reduced. In addition, the Loan Agreement includes affirmative and negative covenants and requires that we maintain a specified minimum liquidity ratio. The negative covenants also include, among others, restrictions on our and our subsidiaries’ transferring collateral, making changes to the nature of our business or the business of the applicable subsidiary, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, engaging in transactions with affiliates, making payments in respect of subordinated debt, creating liens and selling assets, in each case subject to certain exceptions. Failure to maintain these restrictive covenants and requirements can limit the amount of borrowings that are available to us, increase the cost of borrowings under the facility or require us to make immediate payments to reduce borrowings. The Loan Agreement covenants may also affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions.
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
As emissions of greenhouse gases continue to alter the composition of the atmosphere, affecting large-scale weather patterns and the global climate, any new regulation of greenhouse gas emissions may result in additional costs to our customers and our contract manufacturers. In addition, the physical impacts of climate change and other natural events, including changes in weather patterns, drought, rising ocean and temperature levels, earthquakes and tsunamis may impact our customers, suppliers and contract manufacturers, and our operations. These potential physical effects may adversely affect our revenue, costs, production and delivery schedules, and cause harm to our results of operations and financial condition.
We have in the past pursued, and may in the future continue to pursue, acquisitions which involve a number of risks and uncertainties. If we are unable to address and resolve these risks and uncertainties successfully, such acquisitions could disrupt our business and result in higher costs than we anticipate.
We acquired Occam Networks in 2011 and Ericsson’s fiber access assets in 2012. We may in the future acquire other businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated and expect to continue to evaluate a wide array of potential strategic transactions. We have limited experience making such acquisitions or integrating these businesses after such acquisitions. Unanticipated costs to us from these historical transactions as well as both anticipated and unanticipated costs to us related to any future transactions could exceed amounts that are covered by insurance and could have a material adverse impact on our financial condition and results of operations. For example, the Occam acquisition resulted in litigation with defense costs that were in excess of available directors and officers liability insurance coverage, including costs for which coverage was denied by our insurance carriers. In addition, the anticipated benefit of any acquisitions may never materialize or the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures.
Some of the areas where we have experienced and may in the future experience acquisition-related risks include:

•	expenses and distractions, including diversion of management time related to litigation;

•	expenses and distractions related to potential claims resulting from any possible future acquisitions, whether or not they are completed;

•	retaining and integrating employees from acquired businesses;

•	issuance of dilutive equity securities or incurrence of debt;

•	integrating various accounting, management, information, human resource and other systems to permit effective management;

•	incurring possible write-offs, impairment charges, contingent liabilities, amortization expense of intangible assets or impairment of goodwill and intangible assets with finite useful lives;

•	difficulties integrating and supporting acquired products or technologies;

•	unexpected capital expenditure requirements;

•	insufficient revenue to offset increased expenses associated with acquisitions; and

•	opportunity costs associated with committing capital to such acquisitions.

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
In addition, many of our customers are subject to state regulation of intrastate telecommunications services, including rates for such services, and may also receive funding from state universal service funds. Changes in rate regulations or universal service funding rules, either at the U.S. federal or state level, could adversely affect our customers’ revenue and capital spending plans. Moreover, various international regulatory bodies have jurisdiction over certain of our non-U.S. customers. Changes in these domestic and international standards, laws and regulations, or judgments in favor of plaintiffs in lawsuits against CSPs based on changed standards, laws and regulations could adversely affect the development of broadband networks and services. This, in turn, could directly or indirectly adversely impact the communications industry in which our customers operate.
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
Government and regulatory authorities in the United States and around the world have implemented and are continuing to implement laws and regulations concerning data protection. For example, in July 2016, the European Commission adopted the EU-U.S. Privacy Shield to replace Safe Harbor as a compliance mechanism for the transfer of personal data from the European Union to the United States. In addition, the General Data Protection Regulation adopted by the EU Parliament goes into effect in May 2018 to harmonize data privacy laws across Europe. The interpretation and application of these data protection laws and regulations are often uncertain and in flux, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
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
We are subject to cybersecurity and privacy risks.
Our information systems and data centers (including third-party data centers) contain sensitive information that help us operate our business efficiently, interface with and provide software solutions to customers, maintain financial accuracy and accurately produce our financial statements. In addition, we host sensitive data in data centers, including subscriber data, in the course of providing services and solutions to customers. Malicious hackers may attempt to gain access to our network or data centers; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems and services or those of our customers or others. The theft, loss, or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased security and remediation costs or costs related to defending legal claims. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to cyberattacks, transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss of or damage to intellectual property through security breaches. If our data management systems, including those of our third-party data centers, do not effectively and securely collect, store, process and report relevant data for the operation of our business, whether due to cyberattacks, equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows, the timeliness with which we internally and externally report our operating results and our business and reputation.
While we have applied multiple layers of security to control access to our information technology systems and use encryption and authentication technologies to secure the transmission and storage of data, these security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems.
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
Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyberattacks, viruses, denial-of-service attacks, human error, hardware or software defects or malfunctions, and similar events or disruptions. Some of our systems are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, a data breach or other unanticipated problems at our hosting facilities could cause system interruptions and delays which may result in loss of critical data and lengthy interruptions in our services.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have in the past discovered, and may in the future, discover areas of our internal financial and accounting controls and procedures that need improvement.
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
We may need to raise additional capital to fund operations in the future. Although we believe that, based on our current level of operations and anticipated growth, our existing cash, cash equivalents, marketable securities and borrowings available under our Loan Agreement will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next twelve months, our working capital needs and cash use have continued to increase to support our growth initiatives, and we may need additional capital if our current plans and assumptions change. If future financings involve the issuance of equity securities, our then-existing stockholders would suffer dilution. If we raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. If we are unable to generate positive operating income and positive cash flows from operations, our liquidity, results of operations and financial condition will be adversely affected. If we are unable to generate cash flows to support our operational needs, we may need to seek other sources of liquidity, including borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1†	Loan and Security Agreement dated August 7, 2017 between Silicon Valley Bank and Calix, Inc.

10.2*	Offer Letter between Calix, Inc. and Cory Sindelar dated September 28, 2017.

10.3*	Nonstatutory Inducement Stock Option Grant Notice between Calix, Inc. and Cory Sindelar dated October 1, 2017.

10.4*
Amended and Restated Executive Change in Control and Severance Plan effective September 6, 2017 (filed as Exhibit 10.1 to Calix’s Form 8-K filed with the SEC on September 11, 2017 (File No. 001-34674) and incorporated by reference).

10.5*	Amendment to Amended and Restated Executive Change in Control and Severance Plan effective October 1, 2017.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Confidential treatment has been requested for portions of this agreement.
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: November 8, 2017	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2017	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2017	By:	/s/ Sheila Cheung
Sheila Cheung
Vice President, Finance and Accounting (Principal Accounting Officer)