Form 10-K/A
period 2017-12-31
CALIX, INC
filed 2018-05-10
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Calix, Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2018 (the “Original Form 10-K”). This Amendment No. 1 is being filed solely to re-file Exhibit 10.24 to the Original Form 10-K and to amend and restate the Exhibit Index in Item 15 of Part IV of the Original Form 10-K. Certain provisions of Exhibit 10.24 as filed in the Original Form 10-K were redacted in accordance with the Company’s application for confidential treatment with the SEC. In response to SEC comment, the Company is refiling Exhibit 10.24 in this Amendment No. 1 without such redactions and is no longer seeking confidential treatment for Exhibit 10.24. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.
Except as described above, no other changes have been made to the Original Form 10-K. This Amendment No. 1 speaks as of the filing date of the Original Form 10-K and does not reflect events occurring after the filing date of the Original Form 10-K or modify or update any of the other information contained in the Original Form 10-K in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to such filings.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The Exhibit Index in Part IV, Item 15(a)(3) of the Original Form 10-K is hereby amended and restated as follows:

Exhibit
Number	Description

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

Exhibit
Number	Description

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

10.17*
Amendment to Offer Letter by and between Calix, Inc. and Greg Billings dated August 1, 2017 (filed as Exhibit 10.17 to Calix’s Annual Report on Form 10-K filed with the SEC on March 14, 2018 (File No. 001-34674) and incorporated by reference).

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

10.24	First Amendment to Loan and Security Agreement dated February 13, 2018 between Silicon Valley Bank and Calix, Inc.
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

Exhibit
Number	Description

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to Calix’s Annual Report on Form 10-K filed with the SEC on March 14, 2018 (File No. 001-34674) and incorporated by reference).
23.1
Consent of KPMG LLP, independent registered public accounting firm (filed as Exhibit 23.1 to Calix’s Annual Report on Form 10-K filed with the SEC on March 14, 2018 (File No. 001-34674) and incorporated by reference).

23.2
Consent of Ernst & Young LLP, independent registered public accounting firm (filed as Exhibit 23.2 to Calix’s Annual Report on Form 10-K filed with the SEC on March 14, 2018 (File No. 001-34674) and incorporated by reference).

24.1	Power of Attorney (filed as Exhibit 24.1 to Calix’s Annual Report on Form 10-K filed with the SEC on March 14, 2018 (File No. 001-34674) and incorporated by reference).
31.1
Certification of Principal Executive Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed as Exhibit 31.1 to Calix’s Annual Report on Form 10-K filed with the SEC on March 14, 2018 (File No. 001-34674) and incorporated by reference).

31.2
Certification of Principal Financial Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed as Exhibit 31.2 to Calix’s Annual Report on Form 10-K filed with the SEC on March 14, 2018 (File No. 001-34674) and incorporated by reference).

31.3	Certification of Principal Executive Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.4	Certification of Principal Financial Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1
Certification of Principal Executive Officer and Principle Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to Calix’s Annual Report on Form 10-K filed with the SEC on March 14, 2018 (File No. 001-34674) and incorporated by reference).

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

Table of Contents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Dated:	May 10, 2018	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Dated:	May 10, 2018	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

6