Form 10-Q
period 2018-03-31
CALIX, INC
filed 2018-05-10
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of May 4, 2018, there were 51,971,783 shares of the Registrant’s common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2018	December 31, 2017
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$42,628	$39,775
Accounts receivable, net	55,746	80,392
Inventory	27,061	31,529
Prepaid expenses and other current assets	12,551	10,759
Total current assets	137,986	162,455
Property and equipment, net	14,808	15,681
Goodwill	116,175	116,175
Other assets	1,943	759
	$270,912	$295,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,836	$35,977
Accrued liabilities	48,783	49,279
Deferred revenue	14,676	13,076
Line of credit	30,000	30,000
Total current liabilities	111,295	128,332
Long-term portion of deferred revenue	20,712	20,645
Other long-term liabilities	866	1,130
Total liabilities	132,873	150,107
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 57,047 shares issued and 51,717 shares outstanding as of March 31, 2018, and 56,839 shares issued and 51,509 shares outstanding as of December 31, 2017	1,426	1,421
Additional paid-in capital	853,809	851,054
Accumulated other comprehensive income (loss)	110	(169)
Accumulated deficit	(677,320)	(667,357)
Treasury stock, 5,330 shares as of March 31, 2018 and December 31, 2017	(39,986)	(39,986)
Total stockholders’ equity	138,039	144,963
	$270,912	$295,070
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Revenue:
Systems	$93,291	$91,605
Services	6,112	25,913
Total revenue	99,403	117,518
Cost of revenue:
Systems (1)	51,633	57,373
Services (1)	5,711	25,768
Total cost of revenue	57,344	83,141
Gross profit	42,059	34,377
Operating expenses:
Research and development (1)	25,536	33,808
Sales and marketing (1)	19,901	22,429
General and administrative (1)	9,095	10,257
Gain on sale of product line	(6,704)	—
Restructuring charges	5,340	699
Total operating expenses	53,168	67,193
Loss from operations	(11,109)	(32,816)
Interest and other income (expense), net:
Interest income (expense), net	(223)	44
Other income (expense), net	(294)	120
Total interest and other income (expense), net	(517)	164
Loss before provision for income taxes	(11,626)	(32,652)
Provision for income taxes	110	673
Net loss	$(11,736)	$(33,325)
Net loss per common share:
Basic and diluted	$(0.23)	$(0.67)
Weighted-average number of shares used to compute
net loss per common share:
Basic and diluted	51,611	49,525

Net loss	$(11,736)	$(33,325)
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale
marketable securities, net	—	(4)
Foreign currency translation adjustments, net	279	61
Total other comprehensive income, net of tax	279	57
Comprehensive loss	$(11,457)	$(33,268)

(1) Includes stock-based compensation as follows:
Cost of revenue:
Systems	$112	$116
Services	77	56
Research and development	983	1,326
Sales and marketing	850	1,111
General and administrative	735	931
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Operating activities:
Net loss	$(11,736)	$(33,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,757	3,540
Depreciation and amortization	2,623	2,463
Amortization of intangible assets	—	813
Loss on retirement of property and equipment	244	80
Gain on sale of product line	(6,704)	—
Amortization of discount related to available-for-sale securities	—	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	25,137	(12,852)
Inventory	2,451	(1,993)
Prepaid expenses and other assets	(2,521)	(6,659)
Accounts payable	(17,871)	276
Accrued liabilities	(805)	7,110
Deferred revenue	866	17,201
Other long-term liabilities	(264)	(103)
Net cash used in operating activities	(5,823)	(23,454)
Investing activities:
Purchases of property and equipment	(1,875)	(2,106)
Purchases of marketable securities	—	(8,732)
Maturities of marketable securities	—	11,266
Proceeds from sale of product line	10,350	—
Net cash provided by investing activities	8,475	428
Financing activities:
Proceeds from exercise of stock options	8	13
Taxes paid for awards vested under equity incentive plan	(5)	(1,093)
Proceeds from line of credit	163,238	—
Repayment of line of credit	(163,238)	—
Net cash provided by (used in) financing activities	3	(1,080)
Effect of exchange rate changes on cash and cash equivalents	198	65
Net increase (decrease) in cash and cash equivalents	2,853	(24,041)
Cash and cash equivalents at beginning of period	39,775	50,359
Cash and cash equivalents at end of period	$42,628	$26,318
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Company and Basis of Presentation
Company
Calix, Inc. (together with its subsidiaries, “Calix” or the “Company”) was incorporated in August 1999, and is a Delaware corporation. The Company is a leading global provider of cloud and software platforms, systems and services required to deliver the unified access network, smart home and business services of tomorrow. The Company’s platforms and services help its customers to build next generation networks by embracing a DevOps operating model, optimizing the subscriber experience by leveraging big data analytics and turn the complexity of the smart home and business into new revenue streams. The Company's cloud and software platforms, systems and services enable communication service providers (“CSPs”) to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. The Company focuses on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All significant intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date.
The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first, second and third quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one fewer day in the three months ended March 31, 2018 than in the three months ended April 1, 2017. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Liquidity and Capital Resources
Since its inception, the Company has incurred significant losses, and as of March 31, 2018, the Company had an accumulated deficit of $677.3 million. Based on its current operating plan and operating cash flows, management plans to finance its future operations and capital expenditures with existing cash and cash equivalents and its existing credit facility with Silicon Valley Bank (“SVB”), which it believes will be sufficient to fund its operations and capital expenditures through at least the next twelve months. See Note 5 for more information on the Company's credit facility with SVB. The Company may also need to seek other sources of liquidity, including the sale of equity or incremental borrowings, to support its working capital needs. However, there can be no assurances that such capital will be available on terms which are acceptable to the Company or at all or that the Company will achieve profitable operations. If the Company is unable to generate sufficient cash flows or obtain other sources of liquidity, the Company will be forced to limit its development activities, reduce its investment in growth initiatives and institute cost-cutting measures, all of which may adversely impact the Company’s business and growth. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s significant accounting policies did not change during the three months ended March 31, 2018, except for those impacted by the newly adopted accounting standard below.

Newly Adopted Accounting Standards
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. Additionally, it supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The Company determines revenue recognition through the following steps: identification of the contract, or contracts, with a customer; identification of the performance obligations in the contract; determination of the transaction price; allocation of the transaction price to the performance obligations in the contract; and recognition of revenue when, or as, the Company satisfies a performance obligation. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures.
On January 1, 2018, the Company adopted Topic 606 and Subtopic 340-40 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Accordingly, results for reporting period beginning after January 1, 2018 are presented under Topic 606, while the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company recognized the cumulative effect of initially applying the standards as an adjustment to the opening balance of accumulated deficit of $1.8 million as of January 1, 2018, with the impact primarily relating to deferring the costs of obtaining contracts (sales commissions) and the upfront recognition of software license revenue. The impact to revenue for the three months ended March 31, 2018 was an increase of $1.2 million as a result of applying Topic 606.
Significant changes to the Company’s accounting policies as a result of adopting Topic 606 are discussed below.
Revenue Recognition
Revenue is recognized when a performance obligation is satisfied, which occurs when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s hardware products contain both software and non-software components that function together to deliver the products’ essential functionality and therefore constitutes a single performance obligation as the promise to transfer the individual software and non-software components is not separately identifiable and, therefore, not distinct. The Company’s contracts may include multiple performance obligations. For such arrangements, the Company allocates the contract’s transaction price to each performance obligation using the relative stand-alone selling price of each distinct good or service in the contract. The Company generally determines stand-alone selling prices based on the prices charged to customers or its best estimate of stand-alone selling price. The Company’s estimate of stand-alone selling price is established considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, characteristics of targeted customers and pricing practices. The determination of estimated stand-alone selling price is made through consultation with and formal approval by management, taking into consideration the go-to-market strategy.
For certain revenue arrangements involving delivery of both systems and professional services, each is considered a distinct performance obligation. Systems revenue is recognized at a point in time when management has determined that control over systems has transferred to the customer, which is generally when legal title has transferred to the customer. For the same revenue arrangements, management believes that control of the associated professional services is transferred to the customer over time. As such, professional services revenue is recognized over the period in which the services are provided using a cost input measure. Prior to adoption of Topic 606, the Company recognized revenue (and corresponding cost of revenue) for systems and associated professional services under the same revenue arrangement as services were delivered and milestones were accepted by the customer and as the systems were installed or delivered to the customer. Accordingly, the Company now recognizes revenue when control of the systems and services has been transferred to the customer, which may be earlier than system installation or customer acceptance, in accordance with the agreed-upon specifications in the contract.

The Company derives revenue from contracts with customers primarily from the following and categorizes its revenue as follows:

•	Systems include revenue derived from the sale of access systems and software and cloud-based platforms.

•	Services include revenue from professional services, software maintenance, support services for access systems, extended warranty and training services.

The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
United States	$89,389	$106,528
Caribbean	1,137	947
Canada	2,286	1,512
Europe	1,227	1,577
Other	5,364	6,954
Total	$99,403	$117,518
Concentration of Customer Risk
The Company had one customer that accounted for more than 10% of its total revenue for the three months ended March 31, 2018 and two customers that each accounted for more than 10% of its total revenue for the three months ended April 1, 2017. The one customer represented 14% of the Company’s total revenue for the three months ended March 31, 2018. The two customers represented 55% of the Company’s total revenue for the three months ended April 1, 2017. The one customer represented more than 10% of the Company’s accounts receivable as of March 31, 2018 and December 31, 2017.
Deferred Revenue
Deferred revenue results from transactions where the Company billed the customer for products or services and when cash payments are received or due prior to transferring control of the promised goods or services to the customer. The increase in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $5.5 million of revenue recognized that was included in the deferred revenue balance at the beginning of the period.
Revenue allocated to remaining performance obligations represent contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This amount was approximately$35.4 million as of the end of the first quarter of 2018 and the Company expects to recognize approximately 41.5% of such revenue over the next 12 months and the remainder thereafter.
Payment terms to customers typically range from net 30 to net 90 days and vary by the type and location of customer and the products or services offered. The period between the transfer of control of the promised good or service to a customer and when payment is due is not significant.
Contract Costs
In connection with the adoption of Topic 606 on January 1, 2018, the Company also adopted the guidance in ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, with respect to capitalization and amortization of incremental costs of obtaining a contract. The new cost guidance requires the capitalization of all incremental costs incurred to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided it expects to recover the costs. As a result of this new guidance, the Company capitalizes certain sales commissions related primarily to extended warranty and Calix Cloud products for which the expected amortization period is greater than one year.
The Company expects that sales commissions as a result of obtaining customer contracts are recoverable, and therefore the Company defers and capitalizes them as contract costs.
Capitalized commissions are amortized as sales and marketing expenses over the period that the related revenue is recognized, which typically range from three to ten years for extended warranty and cloud offerings. The Company classifies the unamortized portion of deferred commissions as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other assets, respectively, in the Company’s Condensed Consolidated Balance Sheets.
As of March 31, 2018, the unamortized balance of deferred commissions was $0.8 million. For the three months ended March 31, 2018, the amount of amortization was less than $0.1 million, and there was no impairment loss in relation to the costs capitalized.
Practical Expedients
The Company expenses sales commissions as sales and marketing expenses when incurred if the expected amortization period is one year or less. This applies generally to all transactions other than extended warranty contracts and Calix Cloud products.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.
The Company does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
Cumulative Effect of Adoption
The cumulative effect of changes made to the Condensed Consolidated January 1, 2018 Balance Sheet was as follows (in thousands):

	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
Accounts receivable, net	$80,392	$491	$80,883
Prepaid expenses and other current assets	10,759	(245)	10,514
Other assets	759	698	1,457
Total assets	295,070	944	296,014
Deferred revenue	13,076	(829)	12,247
Total liabilities	150,107	(829)	149,278
Accumulated deficit	(667,357)	1,773	(665,584)
Total liabilities and stockholders’ equity	295,070	944	296,014
The impact of adopting the new revenue standard on the Company’s consolidated financial statements as of and for the three months ended March 31, 2018 were as follows (in thousands):
Condensed Consolidated Balance Sheet

As of March 31, 2018 (Unaudited)	As Reported	Adjustments	Balances Without Adoption of Topic 606
Accounts receivable, net	$55,746	$(2,071)	$53,675
Prepaid expenses and other current assets	12,551	1,023	13,574
Other assets	1,943	(699)	1,244
Total assets	270,912	(1,747)	269,165
Accrued liabilities	48,783	(959)	47,824
Deferred revenue	14,676	1,427	16,103
Total liabilities	132,873	468	133,341
Accumulated deficit	(677,320)	(2,215)	(679,535)
Total liabilities and stockholders’ equity	270,912	(1,747)	269,165

Condensed Consolidated Statement of Comprehensive Loss

Three Months Ended March 31, 2018 (Unaudited)	As Reported	Adjustments	Balances Without Adoption of Topic 606
Revenue:
Systems	$93,291	$(681)	$92,610
Services	6,112	(539)	5,573
Total revenue	99,403	(1,220)	98,183
Cost of revenue:
Systems	51,633	(485)	51,148
Services	5,711	(278)	5,433
Total cost of revenue	57,344	(763)	56,581
Gross profit	42,059	(457)	41,602
Sales and marketing	19,901	(15)	19,886
Net loss	(11,736)	(442)	(12,178)

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
Income taxes
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes, for the year ended December 31, 2017.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.
The Company has not completed their accounting for tax reform with respect to the December 31, 2017 year relating to the calculation of the transition tax.  The Company is still within the measurement period as of the first quarter of 2018 and no further conclusions have been made, as the Company reviews SAB 118 and the impact to the Company.
3. Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents:
Cash	$38,840	$35,999
Money market funds	3,788	3,776
	$42,628	$39,775
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
The following table sets forth the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, based on the three-tier fair value hierarchy (in thousands):

As of March 31, 2018	Level 1	Level 2	Total
Money market funds	$3,788	$—	$3,788
	3,788	$—	$3,788

As of December 31, 2017	Level 1	Level 2	Total
Money market funds	$3,776	$—	$3,776
	$3,776	$—	$3,776
The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The Company has no level 2 or level 3 financial assets.
5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable	$56,134	$81,793
Allowance for doubtful accounts	(388)	(579)
Product return reserve (1)	—	(822)
	$55,746	$80,392

(1)	With adoption of Topic 606 on January 1, 2018, the product return reserve is considered a contract liability and has been reclassified to accrued liabilities.
Inventory consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$2,244	$1,211
Finished goods	24,817	30,318
	$27,061	$31,529
Property and equipment, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Test equipment	$40,908	$39,952
Computer equipment and software	33,206	32,175
Furniture and fixtures	2,744	2,714
Leasehold improvements	5,206	6,029
Total	82,064	80,870
Accumulated depreciation and amortization	(67,256)	(65,189)
	$14,808	$15,681

Accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued compensation and related benefits	$18,367	$15,563
Accrued warranty and retrofit	8,097	8,708
Accrued professional and consulting fees	5,349	9,604
Accrued restructuring charges	4,927	1,417
Accrued excess and obsolete inventory at contract manufacturers	3,371	2,430
Accrued non-income related taxes	1,604	1,778
Customer over payments	968	1,050
Product return reserve	959	—
Accrued insurance	717	827
Accrued freight	695	593
Accrued business events	—	1,272
Accrued other	3,729	6,037
	$48,783	$49,279
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

	Three Months Ended
	March 31, 2018	April 1, 2017
Balance at beginning of period	$8,708	$12,214
Provision for warranty and retrofit charged to cost of revenue	1,469	1,862
Utilization of reserve	(2,080)	(3,298)
Balance at end of period	$8,097	$10,778
Accrued Restructuring Charges
The Company adopted a restructuring plan in March 2017. This restructuring plan realigned the Company’s business, increasing its focus towards its investments in software defined access and cloud products, while reducing its expense structure in its traditional systems business. The Company began to take actions under this plan beginning in March 2017 and recognized $4.2 million of restructuring charges for the year ended December 31, 2017 consisting primarily of severance and other one-time termination benefits. Actions pursuant to this restructuring plan were complete as of December 31, 2017.
The Company established a new restructuring plan in February 2018 to further realign its business resources based on the production releases of its platform offerings. The Company incurred restructuring charges of approximately $5.3 million, consisting of primarily of severance and other termination related benefits, in the first quarter of 2018.
The following table summarizes the activities pursuant to the above restructuring plans (in thousands):

	Severance and Related Benefits	Facilities
Balance at December 31, 2017	$975	$442
Restructuring charges	4,567	773
Cash payments	(1,501)	(329)
Balance at March 31, 2018	$4,041	$886

Deferred revenue consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Current:
Products and services	$10,675	$9,125
Extended warranty	4,001	3,951
	14,676	13,076
Long-term:
Products and services	493	18
Extended warranty	20,219	20,627
	20,712	20,645
	$35,388	$33,721
6. Credit Facility
On August 7, 2017, the Company entered into a loan and security agreement (the “Loan Agreement”) with SVB. The Loan Agreement provides for a senior secured revolving credit facility with SVB, pursuant to which SVB agreed to make revolving advances available to the Company in a principal amount of up to $30.0 million based on a customary accounts receivable borrowing base, subject to certain exceptions for accounts originating outside the United States and certain specific accounts, which could reduce the amount available to the Company under the credit facility. The credit facility matures, and all outstanding amounts become due and payable, on August 7, 2019.
The credit facility includes affirmative and negative covenants applicable to the Company and its subsidiaries. Furthermore, the Loan Agreement requires the Company to maintain a liquidity ratio at minimum levels set forth in more detail in the Loan Agreement. The credit facility also includes events of default, the occurrence and continuation of which would provide SVB with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against the Company and the collateral securing the loans under the credit facility. For the month ended November 30, 2017, the Company was not able to maintain the minimum Adjusted Quick Ratio (as defined in the Loan Agreement) at the level required in the Loan Agreement, which constituted an event of default. Although SVB waived this event of default effective as of November 30, 2017 and, therefore, this default did not change the Company’s ability to borrow under the Loan Agreement, the Company was required to amend certain covenants under the Loan Agreement. In February 2018, the Company entered into an amendment to the Loan Agreement that, among other things, amended certain affirmative financial covenants, including reductions to the required minimum level of the Adjusted Quick Ratio and the inclusion of an additional financial covenant related to the maintenance of Adjusted EBITDA (as defined in the Loan Agreement). As of March 31, 2018, the Company was in compliance with these requirements.
As of March 31, 2018, the Company had borrowings outstanding of $30.0 million, representing the full amount available under the line of credit.
7. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of March 31, 2018 (in thousands):

Period	Minimum Future Lease Payments
Remainder of 2018	$2,403
2019	3,227
2020	2,947
2021	2,531
2022	2,332
Thereafter	6,927
$20,367

The Company leases its headquarters office space in Petaluma, California under a lease agreement (“Petaluma Lease”) that expires February 2019. The above table also includes future minimum lease payments for our facilities in Minneapolis, Minnesota; Nanjing, China; Richardson, Texas; and San Jose and Santa Barbara, California, which expire at various dates through 2025.
In March 2018, the Company entered into a new office lease agreement for 65,000 square feet in San Jose, California as its current office lease in San Jose, California expires in August 2018. The lease commences in August 2018 for a term of 87 months. The future minimum lease payments under the lease are approximately $16.1 million and are included in the table above.
For the three months ended March 31, 2018, total rent expense of the Company was $0.8 million. For the three months ended April 1, 2017, total rent expense of the Company was $0.9 million.
Purchase Commitments
The Company’s primary contract manufacturers place orders for component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the contract manufacturers to build the products included in the build forecasts. The Company generally does not take ownership of the components held by contract manufacturers. The Company places purchase orders with its contract manufacturers in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the contract manufacturer has converted the component inventory to a finished product and takes ownership of the inventory when transferred to the designated shipping warehouse. In the event of termination of services with a contract manufacturer, the Company may be required to purchase the remaining components inventory held by the contract manufacturer as well as any outstanding orders pursuant to the contractual provisions with such contract manufacturer. As of March 31, 2018, the Company had approximately $57.4 million of outstanding purchase commitments for inventories to be delivered by its suppliers, including contract manufacturers, within one year.
The Company has from time to time, and subject to certain conditions, reimbursed its primary contract manufacturer for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by its suppliers, or in cases where inventory levels greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $3.4 million and $2.4 million as of March 31, 2018 and December 31, 2017, respectively. The Company records the related charges in cost of systems revenue in its Condensed Consolidated Statements of Comprehensive Loss.
In March 2018, the Company entered into an agreement with a vendor for engineering services pursuant to which the Company will be obligated to make future minimum payments of $17.5 million through 2022.
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
8. Stockholders’ Equity
Equity Incentive Plans
As of March 31, 2018, the Company maintains two equity incentive plans, the 2002 Stock Plan and the 2010 Equity Incentive Award Plan (together, the “Plans”). These plans were approved by the stockholders and are described in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2018. Currently, the Company only grants shares from the 2010 Equity Incentive Award Plan. To date, awards granted under the Plans consist of stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”).
Stock Options
During the three months ended March 31, 2018, 65,000 shares of stock options were granted with a grant date fair value of $6.20 per share.

In August 2017, the Company granted 1.2 million shares of performance-based stock option awards to its executives. In February 2018, the Compensation Committee of the Company’s Board of Directors concluded that the performance target was not met and all such performance-based stock options were forfeited and canceled at that time.
During the three months ended March 31, 2018, 1,420 shares of stock options were exercised at a weighted-average exercise price of $5.42 per share. As of March 31, 2018, unrecognized stock-based compensation expense of $3.7 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Units
During the three months ended March 31, 2018, 27,586 shares of RSUs were granted with a grant date fair value of $7.25 per share. During the three months ended March 31, 2018, 152,821 shares of RSUs vested. As of March 31, 2018, unrecognized stock-based compensation expense of $6.6 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 1.6 years.
Performance Restricted Stock Units
During the three months ended March 31, 2018, 75,000 PRSUs vested. As of March 31, 2018, unrecognized stock-based compensation expense of $0.1 million related to PRSUs, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 0.9 years.
Employee Stock Purchase Plans
The Company’s Amended and Restated Employee Stock Purchase Plan (“ESPP”) allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their annual compensation subject to certain Internal Revenue Code limitations. In addition, no participant may purchase more than 2,000 shares of common stock in each offering period.
The offering periods under the ESPP are six-month periods commencing on May 15th and November 15th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of March 31, 2018, there were 2.5 million shares available for issuance under the ESPP. During the three months ended March 31, 2018, no shares were purchased under the ESPP. As of March 31, 2018, unrecognized stock-based compensation expense of $0.2 million related to the ESPP is expected to be recognized over a remaining service period of 1.5 months.
Under the 2017 Nonqualified Employee Stock Purchase Plan (“Nonqualified ESPP”), eligible employees can purchase shares of the Company’s common stock through payroll deductions of up to 25% of their annual compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The Nonqualified ESPP provides two six-month offering periods, from January 1 through June 30 and July 1 through December 31 of each year. The maximum number of shares of common stock currently authorized for issuance under the Nonqualified ESPP is 1,000,000 shares, with a maximum of 500,000 shares allocated per purchase period. As of March 31, 2018, there were 0.6 million shares available for issuance under the Nonqualified ESPP. As of March 31, 2018, unrecognized stock-based compensation expense of $1.8 million related to the Nonqualified ESPP is expected to be recognized over a remaining service period of 0.9 years.

9. Accumulated Other Comprehensive Income (Loss)
The table below summarizes the changes in accumulated other comprehensive income (loss) by component for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(169)	$(6)	$(650)	$(656)
Other comprehensive income (loss)	279	(4)	61	57
Balance at end of period	$110	$(10)	$(589)	$(599)
Realized gains and losses on sales of available-for-sale marketable securities, if any, are reclassified from accumulated other comprehensive loss to “Other income (expense)” in the accompanying Condensed Consolidated Statements of Comprehensive Loss.
10. Product Line Divestiture

In February 2018, the Company sold its outdoor cabinet product line to Clearfield, Inc. (“Clearfield”) for $10.4 million in cash as well as the assumption by Clearfield of the related product warranty liabilities and open purchase order commitments with its contract manufacturer. The Company transferred $2.1 million in net inventory and agreed to solicit orders on Clearfield’s behalf on the newly transferred outdoor cabinets product lines free of charge for 15 months. The Company established a liability of $1.6 million in deferred revenue for providing this service and is amortizing this amount to service revenue over the corresponding 15-month period. The Company also recognized a $6.7 million gain for the three months ended March 31, 2018 within operating expenses in the Condensed Consolidated Statements of Comprehensive Loss.
11. Income Taxes
The following table presents the provision for income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31, 2018	April 1, 2017
Provision for income taxes	$110	$673
Effective tax rate	(0.9)%	(2.1)%
The income tax provision for the three months ended March 31, 2018 and April 1, 2017 consisted primarily of foreign and state income taxes. The effective tax rate for the three months ended March 31, 2018 and April 1, 2017 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods. The Company’s effective tax rate for the three months ended March 31, 2018 and April 1, 2017 is impacted by the change in foreign income tax expense.
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

12. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 31, 2018	April 1, 2017
Numerator:
Net loss	$(11,736)	$(33,325)
Denominator:
Weighted-average common shares outstanding used to compute basic net loss per share	51,611	49,525
Basic and diluted net loss per common share	$(0.23)	$(0.67)
Potentially dilutive shares, weighted average	6,870	6,145
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
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue or other financial items, any statement of or concerning the following: the plans and objectives of management for future operations, proposed new products or licensing, product development, anticipated customer demand or capital expenditures, future economic and/or market conditions or performance, and assumptions underlying any of the above. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “believes,” “intends,” “plans,” “anticipates,” “estimates,” “projects,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including those identified in the Risk Factors discussed in Part II, Item 1A, in the discussion below, as well as in other sections of this report and in our Annual Report on Form 10-K for the year ended December 31, 2017. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
Overview
We are a leading global provider of cloud and software platforms, systems and software for fiber- and copper-based network architectures and a pioneer in software defined access and cloud products focused on access networks and the subscriber. Calix’s portfolio allows for a broad range of subscriber services to be provisioned and delivered over a single unified network. Our access systems can deliver voice and data services, advanced broadband services, mobile broadband, as well as high-definition video and online gaming. Our premises systems will allow CSPs to master the complexity of the smart home and business and offer new services to their device enabled subscribers. Importantly, all of these platforms and systems can be monitored, analyzed, managed and supported by Calix Cloud.
We market our cloud and software platforms, systems and services to CSPs globally through our direct sales force as well as select resellers. Our customers range from smaller, regional CSPs to some of the world’s largest CSPs. We have enabled over 1,400 customers to deploy gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue was $99.4 million for the three months ended March 31, 2018, compared to $117.5 million for the three months ended April 1, 2017. Our revenue and revenue growth will depend on our ability to sell and license our cloud and software platforms, systems and services to existing customers as well as our ability to attract new customers, particularly larger CSPs, in the U.S. and internationally. For the three months ended March 31, 2018, our revenue was impacted by slower spending by several large customers partially offset by a strong quarter with our smaller regional customers and continued shipments to a large Tier 1 customer that we added last quarter.

During the first quarter of 2018, we recognized revenue based on the ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” but revenue for the three months ended April 1, 2017 was recognized based on Topic 605. Revenue for the first quarter of fiscal 2018 was $1.2 million higher than it would be if recognized under Topic 605. For additional information on the impact of the new accounting standard on our revenue, see Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue fluctuations result from many factors, including: increases or decreases in customer orders for our products and services, market, financial or other factors that may delay or materially impact customer purchasing decisions, contractual terms with customers that result in delayed revenue recognition and varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first quarter as they are finalizing their annual budgets, and in certain regions, customers are also challenged by winter weather conditions that inhibit fiber deployment in outside infrastructure. Our revenue is also dependent upon our customers’ timing of purchases, capital expenditure plans and decisions to upgrade their network or adopt new technologies, including expenditure plans for turnkey solutions projects, which are generally non-recurring in nature. In particular, since the end of 2017, we experienced significantly lower order volumes by our largest customer due to the timing of their recent acquisition, and we expect that this acquisition may continue to disrupt the customer’s expenditure plans and result in continued delays and reduction in purchases of our products and services.
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that could impact revenue. Factors that impacted our cost of revenue for the three months ended March 31, 2018, and that may impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in product warranty and incurrence of retrofit costs, changes in the cost of our inventory and inventory write-downs. Cost of revenue also includes fixed expenses related to our internal operations, which could impact our cost of revenue as a percentage of revenue if there are large fluctuations in revenue.
During the three months ended March 31, 2018, our gross profit and gross margin were positively impacted by the customer mix shift as well as a decrease in our services revenue, which carries a lower than corporate average gross margin, as a mix of total revenue. Overall, our gross profit and gross margin fluctuate based on timing of factors such as new product introductions or upgrades to existing products, changes in customer mix, changes in the mix of products demanded and sold (and any related write-downs of existing inventory), increases in mix of revenue towards professional services, increases in mix of revenue from channel sales rather than direct sales or other unfavorable customer or product mix, shipment volumes and any related volume discounts, changes in our product and services costs, pricing decreases or discounts, customer rebates and incentive programs due to competitive pressure.
Our operating expenses have fluctuated based on the following factors: changes in headcount and personnel costs, which comprise a significant portion of our operating expenses; timing of variable compensation expenses due to fluctuations in order volumes; timing of research and development expenses, including investments in innovative solutions, such as next generation solutions and new customer segments, prototype builds and outsourced development projects; fluctuations in stock-based compensation expenses due to timing of equity grants or other factors affecting vesting; and investments in our cloud-based infrastructure. During the three months ended March 31, 2018 as compared with the corresponding period in 2017, our total operating expense decreased largely due to the restructuring actions we took in 2017 and the first quarter of 2018. In March 2017, we adopted a restructuring plan to realign our business to increase focus towards investments in software platforms and to reduce the expense structure in our traditional systems business. We incurred pre-tax restructuring charges of $4.2 million in 2017 under this plan. In the first quarter of 2018, we established a new restructuring plan to further align our business resources based on the production releases of our platform offerings and incurred restructuring charges of $5.3 million. We anticipate that our operating expenses will be relatively consistent over the next several quarters in absolute dollars but will decline as a percentage of revenue over time.
Our net loss was $11.7 million for the three months ended March 31, 2018, compared to a net loss of $33.3 million for the three months ended April 1, 2017. Since our inception we have incurred significant losses, and as of March 31, 2018, we had an accumulated deficit of $677.3 million. Further, as a result of the fluctuations described above and a number of other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
Product Line Divestiture
In February 2018, we sold our outdoor cabinet product line to Clearfield, Inc. for $10.4 million in cash as well as the assumption by Clearfield of related product warranty liabilities and open purchase order commitments with our contract manufacturer. The divestiture of this non-strategic product line reflects our continued focus on execution on our platforms and business strategy.

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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017. For the three months ended March 31, 2018, there have been no significant changes in our critical accounting policies and estimates other than the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
Comparison of the Three Months Ended March 31, 2018 and April 1, 2017
Revenue
Our revenue is comprised of the following:

•	Systems include revenue from the sale of access and premises systems, platform software licenses and cloud-based software subscriptions.

•	Services include revenue from professional services, customer support, software and cloud-based maintenance, extended warranty subscriptions, training and managed services.
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017	Variance in Dollars	Variance in Percent
Revenue:
Systems	$93,291	$91,605	$1,686	2%
Services	6,112	25,913	(19,801)	(76)%
	$99,403	$117,518	$(18,115)	(15)%

Percent of total revenue:
Systems	94%	78%
Services	6%	22%
	100%	100%
Our revenue decreased by $18.1 million, or 15%, for the three months ended March 31, 2018 as compared with the corresponding period in 2017. This was due to a decrease in services revenue by $19.8 million, or 76%, for the three months ended March 31, 2018, primarily driven by the substantial completion of services associated with a significant turnkey network improvement project during the first quarter of 2017. Our systems revenue increased by $1.7 million for the three months ended March 31, 2018 as compared with the corresponding period in 2017, mainly due to greater traction with our AXOS software platform and systems and Calix Cloud platforms offsetting declines in our traditional systems. During the three months ended March 31, 2018, revenue generated in the United States was $89.1 million, or 90% of our total revenue, compared to $106.5 million, or 91% of our total revenue, for the same period in 2017. International revenue was $10.3 million, or 10% of our total revenue, for the three months ended March 31, 2018, as compared to $11.0 million, or 9% of our total revenue, for the same period in 2017.
We had one customer that accounted for more than 10% of our total revenue during the three months ended March 31, 2018 as compared to two customers in the same period a year ago. See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on concentration of revenue for the periods presented.
Cost of Revenue, Gross Profit and Gross Margin
The following table sets forth our cost of revenue (dollars in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017	Variance in Dollars	Variance in Percent
Cost of revenue:
Systems	$51,633	$57,373	$(5,740)	(10)%
Services	5,711	25,768	(20,057)	(78)%
	$57,344	$83,141	$(25,797)	(31)%
Our cost of revenue decreased by $25.8 million during the three months ended March 31, 2018, as compared with the corresponding period in 2017. This was primarily attributable to a decrease in cost of service revenue by $20.1 million, as we experienced higher levels of service activities in 2017, as well as higher costs attributed to rework, delays, unanticipated costs and overruns (including third party costs) for our turnkey network improvement projects in the year ago quarter. Our cost of systems revenue also decreased by $5.7 million for the three months ended March 31, 2018 as compared with the corresponding period in 2017 mainly due to improved regional and new product mix.
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017	Variance in Dollars	Variance in Percent
Gross profit:
Systems	$41,658	$34,232	$7,426	22%
Services	401	145	256	177%
	$42,059	$34,377	$7,682	22%
Gross margin:
Systems	45%	37%
Services	7%	1%
Overall	42%	29%
Gross profit increased to $42.1 million during the three months ended March 31, 2018, from $34.4 million during the corresponding period in 2017. Gross margin increased to 42% during the three months ended March 31, 2018, from 29% during the corresponding period in 2017. The increase in gross profit and gross margin during the three months ended March 31, 2018 was primarily due to a shift in customer mix as well as a decrease in our services revenue, which carries a lower than corporate average gross margin, as a mix of total revenue. Specifically, systems gross margin increased due to strength in sales to our smaller regional customers and to an increasing mix of new products that have higher margins than some of our older traditional products. Services gross margin improved due to strong execution despite an uncertain demand environment as well as process improvements implemented over the past year.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017	Variance in Dollars	Variance in Percent
Research and development	$25,536	$33,808	$(8,272)	(24)%
Percent of total revenue	26%	29%
The decrease in research and development expenses by $8.3 million during the three months ended March 31, 2018 as compared with the corresponding period in 2017 was primarily due to the leverage of our software platforms enabling us to lower our level of investment and introduce new products faster. In addition, during 2017 and the first quarter of 2018, we restructured our business to increase our focus towards investments in software platforms and to reduce the expense structure in our traditional systems business. As a result, our personnel for research and development decreased for the three months ended March 31, 2018 as compared with the corresponding period in 2017, which resulted in lower compensation and employee benefits of $5.6 million. The decrease was also due to lower expenses for outside services of $0.8 million and expenditures relating to prototype and expendable equipment of $1.8 million. We expect our investments in research and development will be flat to down in absolute dollars from our current levels in the near term.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017	Variance in Dollars	Variance in Percent
Sales and marketing	$19,901	$22,429	$(2,528)	(11)%
Percent of total revenue	20%	19%
The decrease in sales and marketing expenses by $2.5 million during the three months ended March 31, 2018 as compared with the corresponding period in 2017 was primarily due to lower sales commissions of $2.1 million and lower travel and marketing expenses of $0.4 million. However, we expect to make incremental investments in sales and marketing in the near-term in order to extend our market reach and grow our business in support of our key strategic initiatives.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017	Variance in Dollars	Variance in Percent
General and administrative	$9,095	$10,257	$(1,162)	(11)%
Percent of total revenue	9%	9%
The decrease in general and administrative expenses by $1.2 million for the three months ended March 31, 2018 as compared with the corresponding period in 2017 was due to decreases in compensation and employee benefits of $0.8 million and severance expense of $0.5 million associated with the departure of our former chief financial officer in the prior year period. These decreases were partially offset by higher professional services expense of $0.4 million primarily related to outside consulting services for the migration to a new SaaS-based enterprise resource planning infrastructure.
Gain on Sale of Product Line
During the three months ended March 31, 2018, we recognized a gain of $6.7 million relating to the sale of our outdoor cabinet product line to Clearfield, Inc. for $10.4 million. See Note 10, “Product Line Divestiture” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
Restructuring Charges
The following table sets forth our restructuring charges (dollars in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017	Variance in Dollars	Variance in Percent
Restructuring charges	$5,340	$699	$4,641	664%
Percent of total revenue	5%	1%
We adopted a restructuring plan in March 2017. This restructuring plan realigned our business, increasing our focus towards investments in software platforms and cloud products, while reducing our expense structure in the traditional systems business. We began to take actions under this plan beginning in March 2017 and recognized $0.7 million of restructuring charges for the first quarter of 2017, consisting of severance and other one-time termination benefits. Actions pursuant to this restructuring plan were complete as of December 31, 2017.

We also established a new restructuring plan in February 2018 to further realign our business resources based on the production releases of our platform offerings. The Company incurred restructuring charges of $5.3 million, consisting primarily of severance and other termination related benefits, in the first quarter of 2018. See “Accrued Restructuring Charges” in Note 5, “Balance Sheet Details” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
Provision for Income Taxes
The following table sets forth our provision for income taxes (dollars in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017	Variance in Dollars	Variance in Percent
Provision for income taxes	$110	$673	$(563)	(84)%
Effective tax rate	(0.9)%	(2.1)%
The income tax provision for the three months ended March 31, 2018 and April 1, 2017 consisted primarily of foreign and state income taxes. The effective tax rate for the three months ended March 31, 2018 and April 1, 2017 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods. Our effective tax rate for the three months ended March 31, 2018 and April 1, 2017 is impacted by the change in foreign income tax expense.
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
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations, borrowing on our line of credit and sales of our common stock. As of March 31, 2018, we had cash and cash equivalents of $42.6 million, which consisted of deposits held at banks and money market mutual funds held at major financial institutions.
Operating Activities
Net cash used in operating activities was $5.8 million for the three months ended March 31, 2018 and consisted of a net loss of $11.1 million, partially offset by $7.0 million of cash flow increases reflected in the net change in assets and liabilities and $1.1 million of non-cash charges. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in accounts receivable of $25.1 million mainly due to collection from one of our key customers that delayed payment from year end to early January 2018 and a decrease in inventory of $2.5 million primarily due to the timing of inventory receipts from our manufacturers. This was partially offset by a decrease in accounts payable of $17.9 million primarily due to a commensurate decline in cost of revenue and an increase in prepaid expenses and other assets of $2.5 million mainly due to prepayment for software as a service tools and deposits with vendors. Non-cash charges primarily consisted of stock-based compensation of $2.8 million, depreciation and amortization of $2.6 million and gain on sale of product line of $6.7 million.
During the three months ended April 1, 2017, cash used in operating activities increased as we continued to invest in research and development to pursue broader market and customer opportunities. Furthermore, in 2017 we continued to grow our professional services business for turnkey network improvement projects (including Connect America Fund ("CAF") projects) which, as described below, generally involve greater working capital needs at the outset as services and systems are supplied, while revenue and cash collections occur after projects are accepted. Net cash used in operations of $23.5 million in the three months ended April 1, 2017 consisted of a net loss of $33.3 million, partially offset by cash flow increases of $3.0 million reflected in the net change in assets and liabilities and non-cash charges of $6.9 million. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a net increase in deferred revenue and deferred cost of revenue of $11.5 million as a result of additional deferral of revenue and associated costs related to turnkey network improvement projects, an increase in accrued expenses and other liabilities of $7.0 million primarily due to customer advance payments for turnkey services projects for one of our customers and due to the timing of our payroll, sales commissions and other expenses accruals and payout, and an increase in accounts payable of $0.3 million primarily due to the timing of inventory receipts and payments to our manufacturers. This was partially offset by an increase in accounts receivable of $12.9 million mainly due to higher revenue billings for turnkey network improvement projects as we completed work for a number of project sites at the end of the first fiscal quarter, an increase in inventory of $2.0 million primarily due to timing of inventory receipts, and an increase in prepaid expenses and other assets of $1.0 million. Non-cash charges primarily consisted of stock-based compensation of $3.5 million, depreciation and amortization of $2.5 million and amortization of intangible assets of $0.8 million.
Investing Activities
Net cash provided by investing activities of $8.5 million for the three months ended March 31, 2018 consisted of cash proceeds of $10.4 million from the sale of our outdoor cabinet product line partially offset by capital expenditures of $1.9 million for purchases of test equipment, computer equipment and software.
Net cash provided by investing activities of $0.4 million for the three months ended April 1, 2017 consisted of net maturities of marketable securities of $2.5 million partially offset by capital expenditures for purchases of test equipment, computer equipment and software of $2.1 million.
Financing Activities
Net cash provided by financing activities was de minimis for the three months ended March 31, 2018.

Net cash used in financing activities of $1.1 million for the three months ended April 1, 2017 primarily consisted in payment of payroll taxes for the vesting of awards under equity incentive plans of $1.1 million.
Working Capital and Capital Expenditure Needs
Our material cash commitments include contractual obligations under our Loan Agreement, normal recurring trade payables, expense accruals, operating leases and non-cancelable firm purchase commitments. Our working capital needs related to turnkey network improvement arrangements have been substantial, as under such arrangements we generally purchase substantial equipment, components and materials and pay our subcontractors at the outset and through the course of a project, but we may not receive payment from our customers until completion and acceptance of the associated services, which may be one or more quarters later. We expect our working capital needs related to turnkey network improvement projects, including CAF projects, to decrease significantly as we have completed the vast majority of such projects as of December 31, 2017 and expect the volume of such projects to be lower in 2018 relative to 2017. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. In the event that our revenue plan does not meet our expectations, we may be required to eliminate or curtail expenditures to mitigate the impact on our working capital.
In August 2017, we entered into the Loan Agreement for a senior secured revolving credit facility with SVB, which provides for a revolving credit facility of up to $30.0 million based on a customary accounts receivable borrowing base, subject to certain exceptions for accounts originating outside the United States and certain specific accounts, which could reduce the amount available to us under the credit facility. The Loan Agreement includes affirmative and negative covenants and requires us to maintain a liquidity ratio at minimum levels specified in the Loan Agreement. The credit facility matures, and all outstanding amounts become due and payable, on August 7, 2019. For the month ended November 30, 2017, we were not able to maintain the minimum Adjusted Quick Ratio (as defined in the Loan Agreement) at the level required in the Loan Agreement, which constituted an event of default. Although SVB waived this event of default effective as of November 30, 2017 and, therefore, this default did not change our ability to borrow under the Loan Agreement, we were required to amend certain covenants under the Loan Agreement and, in February 2018, we entered into an amendment to the Loan Agreement that, among other things, amended certain affirmative financial covenants, including reductions to the required minimum level of the Adjusted Quick Ratio and the inclusion of an additional financial covenant related to the maintenance of Adjusted EBITDA. As of March 31, 2018, our Adjusted Quick Ratio was 1.05 as compared to the requirement of 0.925. As of March 31, 2018, our Adjusted EBITDA was negative $2.9 million compared to the requirement of negative $6.0 million. As of March 31, 2018, we borrowed $30.0 million under this line of credit. Please refer to Note 6, “Credit Facility” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on this credit facility.
We established a new restructuring plan in early 2018 to further realign our business resources based on the production releases of our platform offerings. We incurred restructuring charges of $5.3 million, consisting of primarily of severance and other termination related benefits, in the first quarter of 2018. These actions are expected to result in annualized savings of over $16.4 million.
In February 2018, we sold our outdoor cabinet product line to Clearfield, Inc. for $10.4 million in cash as wells as the assumption by Clearfield of the related product warranty liabilities and open purchase order commitments with our contract manufacturer. We believe the divestiture of this non-strategic product line reflects our strategic focus on our software and cloud platforms. We expect the proceeds from this sale will be used to continue our execution on our business strategy. See Note 10, “Product Line Divestiture” of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We believe, based on our current operating plan and expected operating cash flows, that our existing cash and cash equivalents, along with available borrowings under our SVB line of credit, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We expect to draw on the SVB line of credit from time to time to support our working capital needs. Our future capital requirements will depend on many factors including our rate of revenue growth, timing of customer payments and payment terms, particularly of larger customers, the timing and extent of spending to support development efforts, particularly research and development related to growth initiatives such as our software defined access portfolio, our ability to partner with third parties to outsource our research and development projects, our ability to manage product cost efficiencies and maintain product margin levels, the timing, extent and size of turnkey professional services projects and our ability to develop operational efficiencies and successfully scale that business, the expansion of sales and marketing activities, the timing of introductions and customer adoption of new products and enhancements to existing products, the acquisition of new capabilities or technologies and the continued market acceptance of our products. If we are unable to execute to our current operating plan or generate positive operating income and positive cash flows, our liquidity, results of operations and financial condition will be adversely affected. We may need to seek other sources of liquidity, including the sale of equity or incremental borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which may adversely impact our business and growth.
Contractual Obligations and Commitments
Our principal commitments as of March 31, 2018 consist of our contractual obligations under the Loan Agreement, operating leases for office space and non-cancelable outstanding purchase obligations. The following table summarizes our contractual obligations at March 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Line of credit, including interest (1)	$32,538	$1,875	$30,663	$—	$—
Operating lease obligations (2)	20,367	3,418	5,833	4,781	6,335
Non-cancelable purchase commitments (3)	74,902	57,358	17,544	—	—
	$127,807	$62,651	$54,040	$4,781	$6,335
(1) Line of credit contractual obligations include projected interest payments over the term of the Loan Agreement, assuming interest rate in effect for the outstanding borrowings as of March 31, 2018 and payment of the borrowings on August 7, 2019, the contractual maturity date of the credit facility. See Note 6, “Credit Facility” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussions regarding our contractual obligations relating to our line of credit.
(2) Future minimum operating lease obligations in the table above include primarily payments for our office space in Petaluma, California, and for our facilities in Minneapolis, Minnesota; Nanjing, China; Richardson, Texas; and San Jose and Santa Barbara, California, which expire at various dates through 2025. See Note 7, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our operating leases.
(3) Represents outstanding purchase commitments for inventory and services to be delivered by our suppliers, including contract manufacturers and engineering service providers. See Note 7, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our outstanding purchase commitments.
Off-Balance Sheet Arrangements
As of March 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At March 31, 2018, we had cash and cash equivalents of $42.6 million, which were held primarily in cash and money market funds. Due to the nature of these money market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings under our revolving credit facility pursuant to our Loan Agreement with SVB. Borrowings under the Loan Agreement will bear interest through maturity at a variable annual rate based upon an annual rate of either a prime rate or a LIBOR rate, plus an applicable margin between 0.50% to 1.50% for prime rate advances and between 2.00% and 3.00% for LIBOR advances based on the Company’s maintenance of an applicable liquidity ratio. As of March 31, 2018, we had $30.0 million outstanding in borrowings under the Loan Agreement.
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

	Three Months Ended
	March 31, 2018	April 1, 2017
USD	89%	90%
RMB	8%	6%
GBP	3%	3%
BRL	—%	1%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, GBP and BRL, our operating expenses for the first three months of 2018 would have decreased or increased by approximately $0.7 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 31, 2018 was a net translation gain of approximately $0.3 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Condensed Consolidated Statements of Comprehensive Loss. During the three months ended March 31, 2018, the net loss we recognized related to these foreign exchange assets and liabilities was approximately $0.3 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the first quarter of 2018, we implemented internal controls for the new revenue standard, Topic 606, adopted during the period, but there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings
For a description of our material pending legal proceedings, please refer to Note 7 “Commitments and Contingencies – Litigation” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.
ITEM 1A. Risk Factors
We have identified the following additional risks and uncertainties that may affect our business, financial condition and/or results of operations. The risks described below include any material changes to and supersede the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 14, 2018. Investors should carefully consider the risks described below, together with the other information set forth in this Quarterly Report on Form 10-Q, before making any investment decision. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
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
We have experienced net losses in each year of our existence. We incurred net losses of $83.0 million in 2017, $27.4 million in 2016, and $26.3 million in 2015. For the first three months of 2018, we incurred a net loss of $11.7 million. As of March 31, 2018, we had an accumulated deficit of $677.3 million.
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
A number of factors, many of which are outside of our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the market price of our stock would likely decline. Moreover, we may experience delays in recognizing revenue under applicable revenue recognition rules. For example, revenue associated with large turnkey network improvement projects, which include projects that are funded by the CAF program, is generally deferred until customer acceptance is received and may be subject to delays, rework requirements and unexpected costs, among other uncertainties. Certain government-funded contracts, such as those funded by U.S. Department of Agriculture’s Rural Utility Service, or RUS, also include acceptance and administrative requirements that delay revenue recognition. The extent of these delays and their impact on our revenue can fluctuate considerably depending on the number and size of purchase orders under these contracts for a given time period. In addition, unanticipated decreases in our available liquidity due to fluctuating operating results could limit our growth and delay implementation of our expansion plans.
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
In recent years, there has been greater customer demand for certain professional and support services for our products, which usually have a lower gross margin than product purchases. In particular, we have experienced increased demand for professional services associated with network improvement projects, which typically are turnkey projects whereby we supply products and related professional services such as network planning, product installation, testing and network turn up. Revenue recognized from such professional services may be delayed because of the timing of completion and acceptance of a project or milestone, including third-party delays that may be outside our control. Additionally, if we are unable to meet project deadlines for professional and support services due to our suppliers’ inability to meet our demands for components or for any other reasons, we will incur additional costs, including higher premiums to source necessary components, additional costs and expedited fees to meet project deadlines, all of which would negatively impact our gross margin. We also rely upon third-party subcontractors to assist with some of our services projects, which generally result in higher costs and increased risk of cost overruns, including expenditures for costly rework, which would also negatively impact our gross margin. Increases in professional services as a proportion of our revenue mix have resulted in lower overall gross margin and may continue to result in lower overall gross margin in future periods. This negative impact on gross margin is exacerbated in periods where we experience accelerated levels of activity and incur ramp up costs to meet project requirements and customer deadlines. Furthermore, we may not achieve the desired efficiencies and scale in our professional services business, which will have an adverse impact on our gross margin.
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
Our industry is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and unanticipated changes in subscriber requirements. Our future success will depend significantly on our ability to anticipate and adapt to such changes, and to offer, on a timely and cost-effective basis, products and features that meet changing CSP demands and industry standards. We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products. Developing our products is expensive and complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. Our research and development expenses were $127.5 million, or 25% of our revenue, in 2017, $106.9 million, or 23% of our revenue, in 2016 and $89.7 million, or 22% of our revenue, in 2015. For the first three months of 2018, our research and development expenses were $25.5 million, or 26% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts, including increased reliance on third-party development partners, to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
Historically, a large portion of our sales has been to a limited number of customers. For example, one customer accounted for 31% of our revenue in 2017, 21% of our revenue in 2016 and 22% of our revenue in 2015, and another customer accounted for 15% of our revenue in 2016. However, we cannot anticipate the level of purchases in the future by these customers. Customer purchases may be delayed or impacted due to financial difficulties, spending cuts or corporate consolidations. For example, one of our key customers recently completed a large acquisition, which continues to disrupt its normal expenditure plans, including continued delays and reduction in purchases of our products and services as it finalizes its transition activities and corporate strategies. We have experienced and expect to continue to experience delays or declines in purchases by certain CSPs due to deterioration and weakness in their financial condition. Any decrease or delay in purchases and/or capital expenditure plans of any of our key customers, or our inability to grow our sales with existing customers, may have a material negative impact on our revenue and results of operations.
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
We do not have manufacturing capabilities, and therefore we depend upon a small number of outside contract manufacturers and original design manufacturers (“ODMs”). We do not have supply contracts with all of these contract manufacturers and ODMs. Consequently, our operations could be disrupted if we encounter problems with any of these contract manufacturers or ODMs.
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
Any of the sole-source, single-source and limited-source suppliers upon whom we or our business partners rely could stop producing our components, cease operations, or enter into exclusive arrangements with our competitors. We may also experience shortages or delay of critical components as a result of growing demand in the industry or other sectors. For example, growth in electronic and IoT devices, wireless products, automotive electronics and artificial intelligence all drive increased demand for certain components, such as chipsets and memory products, which may result in lower availability and increased prices for such components. The cost of components may also be impacted by regulatory requirements. For example, a pending proposal issued in April 2018 by the Trump administration for additional tariffs on products imported from China, including certain communications technology products, may result in increased prices for components for Calix and our business partners.
In addition, purchase volumes of such components may be too low for Calix to be considered a priority customer by these suppliers, and we may not be able to negotiate commercially reasonable terms for our business needs. As a result, these suppliers could stop selling to us and our business partners at commercially reasonable prices, or at all. Any such interruption or delay may force us and our business partners to seek similar components from alternative sources, which may not be available, or result in higher than anticipated prices for such components. Switching suppliers could also require that we redesign our products to accommodate new components, and could require us to re-qualify our products with our customers, which would be costly and time-consuming. Any interruption in the supply of sole-source, single-source or limited-source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher expenses and would harm our business.
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
If we overestimate our production requirements, our manufacturers may purchase excess components and build excess inventory. If our manufacturers, at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess parts or products and their storage costs. Historically, we have reimbursed our primary contract manufacturers for a portion of inventory purchases when our inventory has been rendered excess or obsolete. Examples of when inventory may be rendered excess or obsolete include manufacturing and engineering change orders resulting from design changes or in cases where inventory levels greatly exceed projected demand. If we incur payments to our manufacturers associated with excess or obsolete inventory, this may have an adverse effect on our gross margins, financial condition and results of operations.
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
We currently generate most of our sales from customers in North America and have more limited experience marketing, selling and supporting our products and services outside North America or managing the administrative aspects of a worldwide operation. Our ability to expand our international operations is dependent on our ability to create or maintain international market demand for our products. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, financial condition and results of operations may suffer.
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
We engage some value-added resellers, or VARs, who provide sales and support services for our products. In particular, the non-exclusive reseller agreement entered into with Ericsson in 2012 has provided us with an extensive global reseller channel. More recently we have partnered with Ericsson on larger customer opportunities. We compete with other telecommunications systems providers for our VARs’ business and many of our VARs, including Ericsson, are free to market competing products. Our use of VARs and other third-party support partners and the associated risks of doing so are likely to increase as we expand sales outside of North America. If Ericsson or any other VAR promotes a competitor’s products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key VAR or the failure of VARs to provide adequate customer service could have a negative effect on customer satisfaction and could cause harm to our business. If we do not properly recruit and train VARs to sell, install and service our products, our business, financial condition and results of operations may suffer.
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
The Loan Agreement we entered into in August 2017 with SVB provides for a revolving credit facility based on a customary accounts receivable borrowing base, subject to certain exceptions and exclusions, such that borrowings available to us are limited by eligible accounts receivable (as defined in the Loan Agreement). We are dependent on our existing cash, cash equivalents and borrowings available under our Loan Agreement to provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next twelve months. If our financial position deteriorates, our borrowing capacity under the credit facility may be reduced, which would adversely impact our business and growth. In addition, the Loan Agreement includes affirmative and negative covenants and requires that we maintain a specified minimum liquidity ratio and maintenance of Adjusted EBITDA (as defined in the Loan Agreement). The negative covenants also include, among others, restrictions on our and our subsidiaries’ transferring collateral, making changes to the nature of our business or the business of the applicable subsidiary, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, engaging in transactions with affiliates, making payments in respect of subordinated debt, creating liens and selling assets, in each case subject to certain exceptions. Failure to maintain these restrictive covenants and requirements can limit the amount of borrowings that are available to us, increase the cost of borrowings under the facility, and/or require us to make immediate payments to reduce borrowings. For the month ended November 30, 2017, we were not able to maintain the minimum Adjusted Quick Ratio (as defined in the Loan Agreement) at the level required in the Loan Agreement, which constituted an event of default. Although SVB waived this event of default effective as of November 30, 2017 and, therefore, this default did not terminate our ability to borrow under the Loan Agreement, we were required to pay an amendment fee and amend certain covenants under the Loan Agreement and, in February 2018, we entered into an amendment to the Loan Agreement that, among other things, amended certain affirmative financial covenants, including reductions to the required minimum level of the Adjusted Quick Ratio (as defined in the Loan Agreement) and the inclusion of an additional financial covenant related to the maintenance of Adjusted EBITDA (as defined in the Loan Agreement). Events beyond our control could have a material adverse impact on our results of operations, financial condition or liquidity, in which case we may not be able to meet our financial covenants. The Loan Agreement covenants may also affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions.
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

•
uncertainty with regards to tariffs imposed by the Trump administration on products imported from China and future actions the Trump administration may take with respect to international trade agreements and U.S. tax provisions related to international commerce that could adversely affect our international operations.

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

10.1
First Amendment to Loan and Security Agreement dated February 13, 2018 between Silicon Valley Bank and Calix, Inc. (filed as Exhibit 10.24 to Calix's Annual Report on Form 10-K/A filed with the SEC on May 10, 2018 (File No. 001-34674) and incorporated by reference).

10.2	Net Lease Agreement by and between Calix, Inc. and Orchard Parkway San Jose, LLC dated March 9, 2018.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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