Form 10-Q
period 2018-06-30
CALIX, INC
filed 2018-08-08
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of August 3, 2018, there were 53,079,237 shares of the Registrant’s common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2018	December 31, 2017
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$48,175	$39,775
Accounts receivable, net	69,535	80,392
Inventory	19,988	31,529
Prepaid expenses and other current assets	11,059	10,759
Total current assets	148,757	162,455
Property and equipment, net	15,557	15,681
Goodwill	116,175	116,175
Other assets	1,981	759
	$282,470	$295,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,112	$35,977
Accrued liabilities	47,445	49,279
Deferred revenue	17,205	13,076
Line of credit	30,000	30,000
Total current liabilities	120,762	128,332
Long-term portion of deferred revenue	18,497	20,645
Other long-term liabilities	2,051	1,130
Total liabilities	141,310	150,107
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 58,382 shares issued and 53,052 shares outstanding as of June 30, 2018, and 56,839 shares issued and 51,509 shares outstanding as of December 31, 2017	1,460	1,421
Additional paid-in capital	860,196	851,054
Accumulated other comprehensive loss	(397)	(169)
Accumulated deficit	(680,113)	(667,357)
Treasury stock, 5,330 shares as of June 30, 2018 and December 31, 2017	(39,986)	(39,986)
Total stockholders’ equity	141,160	144,963
	$282,470	$295,070
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue:
Systems	$102,563	$107,348	$195,854	$198,953
Services	9,139	18,775	15,251	44,688
Total revenue	111,702	126,123	211,105	243,641
Cost of revenue:
Systems (1)	54,363	58,299	105,996	115,672
Services (1)	6,473	24,501	12,184	50,269
Total cost of revenue	60,836	82,800	118,180	165,941
Gross profit	50,866	43,323	92,925	77,700
Operating expenses:
Research and development (1)	22,101	32,950	47,637	66,758
Sales and marketing (1)	20,527	18,429	40,428	40,858
General and administrative (1)	10,371	9,701	19,466	19,958
Restructuring charges	793	957	6,133	1,656
Gain on sale of product line	—	—	(6,704)	—
Total operating expenses	53,792	62,037	106,960	129,230
Loss from operations	(2,926)	(18,714)	(14,035)	(51,530)
Interest and other income (expense), net:
Interest income (expense), net	(165)	54	(388)	148
Other income (expense), net	456	(151)	162	(81)
Total interest and other income (expense), net	291	(97)	(226)	67
Loss before provision for income taxes	(2,635)	(18,811)	(14,261)	(51,463)
Provision for income taxes	158	177	268	850
Net loss	$(2,793)	$(18,988)	$(14,529)	$(52,313)
Net loss per common share:
Basic and diluted	$(0.05)	$(0.38)	$(0.28)	$(1.05)
Weighted-average number of shares used to compute
net loss per common share:
Basic and diluted	52,290	50,019	51,952	49,772

Net loss	$(2,793)	$(18,988)	$(14,529)	$(52,313)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on available-for-sale
marketable securities, net	—	3	—	(1)
Foreign currency translation adjustments, net	(507)	132	(228)	193
Total other comprehensive income (loss), net of tax	(507)	135	(228)	192
Comprehensive loss	$(3,300)	$(18,853)	$(14,757)	$(52,121)

(1) Includes stock-based compensation as follows:
Cost of revenue:
Systems	$141	$96	$253	$212
Services	90	75	167	131
Research and development	814	1,122	1,797	2,448
Sales and marketing	785	654	1,635	1,765
General and administrative	714	831	1,449	1,762
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
Operating activities:
Net loss	$(14,529)	$(52,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,301	6,318
Depreciation and amortization	4,942	4,929
Amortization of intangible assets	—	813
Loss on retirement of property and equipment	247	80
Gain on sale of product line	(6,704)	—
Changes in operating assets and liabilities:
Accounts receivable, net	11,348	(2,056)
Inventory	9,524	4,973
Prepaid expenses and other assets	(1,066)	(5,487)
Accounts payable	(10,315)	3,731
Accrued liabilities	(2,589)	2,962
Deferred revenue	1,180	14,860
Other long-term liabilities	(17)	(244)
Net cash used in operating activities	(2,678)	(21,434)
Investing activities:
Purchases of property and equipment	(2,955)	(4,715)
Purchases of marketable securities	—	(8,732)
Sales of marketable securities	—	5,051
Maturities of marketable securities	—	18,516
Proceeds from sale of product line	10,350	—
Net cash provided by investing activities	7,395	10,120
Financing activities:
Proceeds from exercise of stock options	51	29
Proceeds from employee stock purchase plans	3,836	673
Taxes paid for awards vested under equity incentive plan	(7)	(2,630)
Proceeds from line of credit	288,064	—
Repayment of line of credit	(288,064)	—
Net cash provided by (used in) financing activities	3,880	(1,928)
Effect of exchange rate changes on cash and cash equivalents	(197)	177
Net increase (decrease) in cash and cash equivalents	8,400	(13,065)
Cash and cash equivalents at beginning of period	39,775	50,359
Cash and cash equivalents at end of period	$48,175	$37,294
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Company and Basis of Presentation
Company
Calix, Inc. (together with its subsidiaries, “Calix” or the “Company”) was incorporated in August 1999, and is a Delaware corporation. The Company is a leading global provider of cloud and software platforms, systems and services required to deliver the unified access network and smart home and business services of tomorrow. The Company’s platforms and services help its customers to build next generation networks by embracing a DevOps operating model, optimizing the subscriber experience by leveraging big data analytics and turn the complexity of the smart home and business into new revenue streams. The Company's cloud and software platforms, systems and services enable communication service providers (“CSPs”) to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. The Company focuses on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date.
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
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first, second and third quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one fewer day in the six months ended June 30, 2018 than in the six months ended July 1, 2017. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Liquidity and Capital Resources
Since its inception, the Company has incurred significant losses, and as of June 30, 2018, the Company had an accumulated deficit of $680.1 million. Based on its current operating plan and operating cash flows, management plans to finance its future operations and capital expenditures with existing cash and cash equivalents and its existing credit facility with Silicon Valley Bank (“SVB”), which it believes will be sufficient to fund its operations and capital expenditures through at least the next twelve months. See Note 6 for more information on the Company's credit facility with SVB. The Company may also need to seek other sources of liquidity, including but not limited to the sale of equity or incremental borrowings, to support its working capital needs. However, there can be no assurances that such capital will be available on terms which are acceptable to the Company or at all or that the Company will achieve profitable operations. If the Company is unable to generate sufficient cash flows or obtain other sources of liquidity, the Company will be forced to limit its development activities, reduce its investment in growth initiatives and institute cost-cutting measures, all of which may adversely impact the Company’s business and growth. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s significant accounting policies did not change during the six months ended June 30, 2018, except for those impacted by the newly adopted accounting standard below.

Newly Adopted Accounting Standard
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. Additionally, it supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The Company determines revenue recognition through the following steps: identification of the contract, or contracts, with a customer; identification of the performance obligations in the contract; determination of the transaction price; allocation of the transaction price to the performance obligations in the contract; and recognition of revenue when, or as, the Company satisfies a performance obligation. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard permits adoption by using either (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures.
On January 1, 2018, the Company adopted Topic 606 and Subtopic 340-40 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Accordingly, results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while results for prior periods have not been restated and continues to be reported under the accounting standards in effect for those periods. The Company recognized the cumulative effect of initially applying the standards as an adjustment to the opening balance of accumulated deficit of $1.8 million as of January 1, 2018, with the impact primarily relating to deferring the costs of obtaining contracts (sales commissions) and the upfront recognition of software license revenue. The impact to revenue of applying Topic 606 for the three and six months ended June 30, 2018 was an increase of $2.7 million and $3.9 million, respectively.
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

The Company derives revenue from contracts with customers primarily from the following and categorizes its revenue as follows:

•	Systems include revenue from the sale of access and premises systems, software platform licenses and cloud-based software subscriptions.

•	Services include revenue from professional services, customer support, software- and cloud-based maintenance, extended warranty subscriptions, training and managed services.

The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017 (1)	June 30, 2018	July 1, 2017 (1)
United States	$92,691	$108,119	$182,080	$214,647
Caribbean	1,537	3,767	2,674	4,714
Canada	2,254	3,994	4,540	5,506
Europe	3,744	1,191	4,971	2,769
Other	11,476	9,052	16,840	16,005
Total	$111,702	$126,123	$211,105	$243,641

(1)	Fiscal 2017 revenue amounts are accounted for under Topic 605.
Concentration of Customer Risk
The Company had one customer that accounted for more than 10% of its total revenue for the three and six months ended June 30, 2018 and two customers that each accounted for more than 10% of its total revenue for the six months ended July 1, 2017. The one customer represented 21% and 17% of the Company’s total revenue for the three and six months ended June 30, 2018, respectively. The two customers together represented 34% and 44% of the Company’s total revenue for the three and six months ended July 1, 2017, respectively. The one customer represented more than 10% of the Company’s accounts receivable as of June 30, 2018 and December 31, 2017.
Deferred Revenue
Deferred revenue results from transactions where the Company billed the customer for products or services and when cash payments are received or due prior to transferring control of the promised goods or services to the customer. The increase in the deferred revenue balance for the three and six months ended June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $3.2 million and $8.7 million of revenue recognized that was included in the deferred revenue balance at the beginning of each period, respectively.
Revenue allocated to remaining performance obligations represent contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This amount was approximately $35.7 million as of the end of the second quarter of 2018 and the Company expects to recognize approximately 48.2% of such revenue over the next 12 months and the remainder thereafter.
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
As of June 30, 2018, the unamortized balance of deferred commissions was $0.8 million. For the three and six ended June 30, 2018, the amount of amortization was less than $0.1 million, and there was no impairment loss in relation to the costs capitalized.
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
The impact of adopting the new revenue standard on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2018 were as follows (in thousands):
Condensed Consolidated Balance Sheet

As of June 30, 2018 (Unaudited)	As Reported	Adjustments	Balances Without Adoption of Topic 606
Accounts receivable, net	$69,535	$(3,343)	$66,192
Prepaid expenses and other current assets	11,059	2,535	13,594
Other assets	1,981	(593)	1,388
Total assets	282,470	(1,401)	281,069
Accrued liabilities	47,445	(380)	47,065
Deferred revenue	17,205	2,304	19,509
Total liabilities	141,310	1,924	143,234
Accumulated deficit	(680,113)	(3,325)	(683,438)
Total liabilities and stockholders’ equity	282,470	(1,401)	281,069

Condensed Consolidated Statement of Comprehensive Loss

Three Months Ended June 30, 2018 (Unaudited)	As Reported	Adjustments	Balances Without Adoption of Topic 606
Revenue:
Systems	$102,563	$(2,513)	$100,050
Services	9,139	(214)	8,925
Total revenue	111,702	(2,727)	108,975
Cost of revenue:
Systems	54,363	(1,412)	52,951
Services	6,473	(187)	6,286
Total cost of revenue	60,836	(1,599)	59,237
Gross profit	50,866	(1,128)	49,738
Sales and marketing	20,527	(18)	20,509
Net loss	(2,793)	(1,110)	(3,903)

Six Months Ended June 30, 2018 (Unaudited)	As Reported	Adjustments	Balances Without Adoption of Topic 606
Revenue:
Systems	$195,854	$(3,194)	$192,660
Services	15,251	(753)	14,498
Total revenue	211,105	(3,947)	207,158
Cost of revenue:
Systems	105,996	(1,897)	104,099
Services	12,184	(465)	11,719
Total cost of revenue	118,180	(2,362)	115,818
Gross profit	92,925	(1,585)	91,340
Sales and marketing	40,428	(33)	40,395
Net loss	(14,529)	(1,552)	(16,081)

Recent Accounting Pronouncements Not Yet Adopted
Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires recognition of an asset and liability for lease arrangements longer than twelve months. ASU 2016-02 will be effective for the Company beginning in the first quarter of 2019. Early application is permitted, and the standard can be adopted using either a modified retrospective approach whereby the Company would recognize and measure leases at the beginning of the earliest period presented, or using a prospective approach to initially account for the impact of the adoption with a cumulative-effect adjustment to the January 1, 2019, rather than the January 1, 2017, financial statements. The prospective approach will eliminate the need to restate amounts presented prior to January 1, 2019. The Company is not planning to early adopt, and accordingly, it will adopt the new standard effective January 1, 2019. The Company intends to elect the available practical expedients on adoption. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements. The Company expects its assets and liabilities to increase as the new standard requires recognition of right-of-use assets and lease liabilities for operating leases, but does not expect any material impact on its loss from operations or net loss as a result of the adoption of this standard.
Income taxes
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes, for the year ended December 31, 2017.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.
The Company has not completed its accounting for tax reform with respect to the year ended December 31, 2017 relating to the calculation of the transition tax.  The Company is still within the measurement period as of the second quarter of 2018 and is reviewing the earnings and profits of its material foreign subsidiaries to determine if a true up of the transition tax entry recorded at December 31, 2017 will be needed.
3. Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents:
Cash	$44,372	$35,999
Money market funds	3,803	3,776
	$48,175	$39,775
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
As of June 30, 2018 and December 31, 2017, the Company had money market funds of $3.8 million for each period, and each was classified as a level 1 financial asset. The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The Company had no level 2 or level 3 financial assets.
5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable	$70,031	$81,793
Allowance for doubtful accounts	(496)	(579)
Product return reserve (1)	—	(822)
	$69,535	$80,392

(1)	With adoption of Topic 606 on January 1, 2018, the product return reserve is considered a contract liability and has been reclassified to accrued liabilities.
Inventory consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$2,090	$1,211
Finished goods	17,898	30,318
	$19,988	$31,529

Property and equipment, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Test equipment	$42,730	$39,952
Computer equipment and software	33,717	32,175
Furniture and fixtures	2,668	2,714
Leasehold improvements	5,189	6,029
Total	84,304	80,870
Accumulated depreciation and amortization	(68,747)	(65,189)
	$15,557	$15,681
Accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued compensation and related benefits	$16,052	$15,563
Accrued warranty and retrofit	8,188	8,708
Accrued professional and consulting fees	7,877	9,604
Accrued restructuring charges	1,764	1,417
Accrued excess and obsolete inventory at contract manufacturers	3,254	2,430
Accrued non-income related taxes	1,128	1,778
Accrued customer rebates	1,239	382
Customer over payments	1,014	1,050
Product return reserve	937	—
Accrued insurance	678	827
Accrued freight	918	593
Accrued business events	62	1,272
Accrued other	4,334	5,655
	$47,445	$49,279
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

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Balance at beginning of period	$8,097	$10,778	$8,708	$12,214
Provision for warranty and retrofit charged to cost of revenue	1,560	1,743	3,029	3,605
Utilization of reserve	(1,469)	(3,256)	(3,549)	(6,554)
Balance at end of period	$8,188	$9,265	$8,188	$9,265
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

The Company established a new restructuring plan in February 2018 to further realign its business resources based on the production releases of its platform offerings. The Company incurred restructuring charges of approximately $6.1 million, consisting of primarily of severance and other termination related benefits, in the first half of 2018.
The following table summarizes the activities pursuant to the above restructuring plans (in thousands):

	Severance and Related Benefits	Facilities	Total
Balance at December 31, 2017	$975	$442	$1,417
Restructuring charges	5,360	773	6,133
Cash payments	(5,208)	(578)	(5,786)
Balance at June 30, 2018	$1,127	$637	$1,764
Deferred revenue consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Current:
Products and services	$12,627	$9,125
Extended warranty	4,578	3,951
	17,205	13,076
Long-term:
Products and services	536	18
Extended warranty	17,961	20,627
	18,497	20,645
	$35,702	$33,721
6. Credit Agreements
Line of Credit
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
The credit facility includes affirmative and negative covenants applicable to the Company and its subsidiaries. Furthermore, the Loan Agreement requires the Company to maintain a liquidity ratio at minimum levels set forth in more detail in the Loan Agreement. The credit facility also includes events of default, the occurrence and continuation of which would provide SVB with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against the Company and the collateral securing the loans under the credit facility. For the month ended November 30, 2017, the Company was not able to maintain the minimum Adjusted Quick Ratio (as defined in the Loan Agreement) at the level required in the Loan Agreement, which constituted an event of default. Although SVB waived this event of default effective as of November 30, 2017 and, therefore, this default did not change the Company’s ability to borrow under the Loan Agreement, the Company was required to amend certain covenants under the Loan Agreement. In February 2018, the Company entered into an amendment to the Loan Agreement that, among other things, amended certain affirmative financial covenants, including reductions to the required minimum level of the Adjusted Quick Ratio and the inclusion of an additional financial covenant related to the maintenance of Adjusted EBITDA (as defined in the Loan Agreement). As of June 30, 2018, the Company was in compliance with these requirements.
As of June 30, 2018, the Company had borrowings outstanding of $30.0 million, representing the full amount available under the line of credit.
Equipment Financing Arrangement
In May 2018, the Company entered into a financing arrangement to purchase research and development equipment for approximately $1.7 million to be paid over 36 months.

7. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of June 30, 2018 (in thousands):

Period	Minimum Future Lease Payments
Remainder of 2018	$1,858
2019	3,922
2020	3,650
2021	3,268
2022	3,080
Thereafter	9,003
$24,781
The Company leases its headquarters office space in Petaluma, California under a lease agreement that expires February 2019. The above table also includes future minimum lease payments for the Company's facilities in Minneapolis, Minnesota; Nanjing, China; Richardson, Texas; and San Jose and Santa Barbara, California, which expire at various dates through 2025.
In March 2018, the Company entered into a new office lease agreement for 65,000 square feet in San Jose, California as its current office lease in San Jose, California expires in August 2018. The lease is expected to commence in August 2018 for a term of 87 months. The future minimum lease payments under the lease are approximately $16.1 million and are included in the table above.
In June 2018, the Company entered into a co-location license agreement to lease data center space in West Jordan, Utah for a term of 84 months. The future minimum lease payments under the lease are approximately $5.3 million and are included in the table above.
For the three and six months ended June 30, 2018, total rent expense of the Company was $0.7 million and $1.5 million, respectively. For the three and six months ended July 1, 2017, total rent expense of the Company was $0.9 million and $1.9 million, respectively.
Purchase Commitments
The Company’s primary contract manufacturers place orders for component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the contract manufacturers to build the products included in the build forecasts. The Company generally does not take ownership of the components held by contract manufacturers. The Company places purchase orders with its contract manufacturers in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the contract manufacturers convert the component inventory to a finished product and takes ownership of the inventory when transferred to the designated shipping warehouse. In the event of termination of services with a contract manufacturer, the Company may be required to purchase the remaining components inventory held by the contract manufacturer as well as any outstanding orders pursuant to the contractual provisions with such contract manufacturer. As of June 30, 2018, the Company had approximately $62.3 million of outstanding purchase commitments for inventories to be delivered by its suppliers, including contract manufacturers, within one year.
The Company has from time to time, and subject to certain conditions, reimbursed its contract manufacturers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by its suppliers, or in cases where inventory levels greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $3.3 million and $2.4 million as of June 30, 2018 and December 31, 2017, respectively. The Company records the related charges in cost of systems revenue in its Condensed Consolidated Statements of Comprehensive Loss.
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
8. Stockholders’ Equity
Equity Incentive Plans
As of June 30, 2018, the Company maintains two equity incentive plans, the 2002 Stock Plan and the 2010 Equity Incentive Award Plan (together, the “Plans”). These plans were approved by the stockholders and are described in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2018. Currently, the Company only grants shares from the 2010 Equity Incentive Award Plan. To date, awards granted under the Plans consist of stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”).
Stock Options
During the six months ended June 30, 2018, stock options exercisable for up to an aggregate of 65,000 shares of common stock were granted with a grant date fair value of $6.20 per share. No stock options were granted during the three months ended June 30, 2018.
In August 2017, the Company granted performance-based stock option awards exercisable for up to an aggregate of 1.2 million shares of common stock to its executives. In February 2018, the Compensation Committee of the Company’s Board of Directors concluded that the performance target was not met and all such performance-based stock options were forfeited and canceled at that time.
During the three months ended June 30, 2018, 7,075 shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $6.14 per share. During the six months ended June 30, 2018, 8,495 shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $6.02 per share. As of June 30, 2018, unrecognized stock-based compensation expense of $3.2 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock Units
During the three months ended June 30, 2018, 146,560 RSUs were granted with a grant date fair value of $6.55 per share. During the three months ended June 30, 2018, 508,811 RSUs vested. During the six months ended June 30, 2018, 174,146 RSUs were granted with a grant date fair value of $6.66 per share. During the six months ended June 30, 2018, 661,632 RSUs vested. As of June 30, 2018, unrecognized stock-based compensation expense of $5.7 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 1.6 years.
Performance Restricted Stock Units
During the three and six months ended June 30, 2018, no PRSUs were granted. During the three months ended June 30, 2018, 12,500 PRSUs vested. During the six months ended June 30, 2018, 87,500 PRSUs vested. As of June 30, 2018, unrecognized stock-based compensation expense of $0.1 million related to PRSUs, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 0.6 years.
Employee Stock Purchase Plans
The Company maintains two employee stock purchase plans - an Amended and Restated Employee Stock Purchase Plan (“ESPP”) and an Amended and Restated 2017 Nonqualified Employee Stock Purchase Plan (“Nonqualified ESPP”).
ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their annual compensation subject to certain Internal Revenue Code limitations. In addition, no participant may purchase more than 2,000 shares of common stock in each offering period.
The offering periods under the ESPP are six-month periods commencing on May 15th and November 15th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of June 30, 2018, there were 2.0 million shares available for issuance under the ESPP. During the three and six months ended June 30, 2018, 485,227 shares were purchased under the ESPP. As of June 30, 2018, unrecognized stock-based compensation expense of $0.5 million related to the ESPP is expected to be recognized over a remaining service period of 0.4 years.
Nonqualified ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their annual compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The Nonqualified ESPP provides two six-month offering periods, currently from December 21 through June 20 and June 21 through December 20 of each year. At the annual meeting of stockholders of the Company on May 16, 2018, the stockholders approved to amend certain terms and increase the number of shares of common stock issuable under the Nonqualified ESPP by 2,500,000 shares. The maximum number of shares of common stock currently authorized for issuance under the Nonqualified ESPP is 3,500,000 shares, with a maximum of 500,000 shares allocated per purchase period. During the three and six months ended June 30, 2018, shares totaling 169,253 were purchased and issued, with an additional equal number of shares issued subject to a risk of forfeiture. As of June 30, 2018, there were 2.9 million shares available for issuance under the Nonqualified ESPP. As of June 30, 2018, unrecognized stock-based compensation expense of $1.3 million related to the Nonqualified ESPP is expected to be recognized over a remaining service period of 0.9 years.
9. Accumulated Other Comprehensive Income (Loss)
The table below summarizes the changes in accumulated other comprehensive income (loss) by component for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2018	July 1, 2017
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$110	$(10)	$(589)	$(599)
Other comprehensive income (loss)	(507)	3	132	135
Balance at end of period	$(397)	$(7)	$(457)	$(464)

	Six Months Ended
	June 30, 2018	July 1, 2017
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(169)	$(6)	$(650)	$(656)
Other comprehensive income (loss)	(228)	(1)	193	192
Balance at end of period	$(397)	$(7)	$(457)	$(464)

Realized gains and losses on sales of available-for-sale marketable securities, if any, are reclassified from accumulated other comprehensive loss to “Other income (expense)” in the accompanying Condensed Consolidated Statements of Comprehensive Loss.
10. Product Line Divestiture

In February 2018, the Company sold its outdoor cabinet product line to Clearfield, Inc. (“Clearfield”) for $10.4 million in cash as well as the assumption by Clearfield of the related product warranty liabilities and open purchase order commitments with its contract manufacturer. The Company transferred $2.1 million in net inventory and agreed to solicit orders on Clearfield’s behalf on the newly transferred outdoor cabinets product lines free of charge for 15 months. The Company established a liability of $1.6 million in deferred revenue for providing this service and is amortizing this amount to service revenue over the corresponding 15-month period. The Company also recognized a $6.7 million gain for the six months ended June 30, 2018 within operating expenses in the Condensed Consolidated Statements of Comprehensive Loss.
11. Income Taxes
The following table presents the provision for income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Provision for income taxes	$158	$177	$268	$850
Effective tax rate	(6.0)%	(0.9)%	(1.9)%	(1.7)%
The income tax provision for the three and six months ended June 30, 2018 and July 1, 2017 consisted primarily of foreign and state income taxes. The effective tax rate for the three and six months ended June 30, 2018 and July 1, 2017 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods. The Company’s effective tax rate for the three and six months ended June 30, 2018 and July 1, 2017 was impacted by the change in foreign income tax expense.
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
12. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Numerator:
Net loss	$(2,793)	$(18,988)	$(14,529)	$(52,313)
Denominator:
Weighted-average common shares outstanding used to compute basic net loss per share	52,290	50,019	51,952	49,772
Basic and diluted net loss per common share	$(0.05)	$(0.38)	$(0.28)	$(1.05)
Potentially dilutive shares, weighted average	5,751	5,225	6,271	5,685
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
Overview
We are a leading global provider of cloud and software platforms, systems and software for fiber- and copper-based network architectures and a pioneer in software defined access and cloud products focused on access networks and the subscriber. Our portfolio allows for a broad range of subscriber services to be provisioned and delivered over a single unified network. Our access systems can deliver voice and data services, advanced broadband services, mobile broadband, as well as high-definition video and online gaming. Our next generation of premises systems will enable CSPs to address the complexity of the smart home and business and offer new services to their device enabled subscribers. We have designed all of these platforms and systems so that they can be monitored, analyzed, managed and supported by Calix Cloud.
We market our cloud and software platforms, systems and services to CSPs globally through our direct sales force as well as select resellers. Our customers range from smaller, regional CSPs to some of the world’s largest CSPs. We have enabled over 1,400 customers to deploy gigabit passive optical network, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue was $111.7 million and $211.1 million for the three and six months ended June 30, 2018, respectively, compared to $126.1 million and $243.6 million for the three and six months ended July 1, 2017, respectively. Our revenue and revenue growth will depend on our ability to sell and license our cloud and software platforms, systems and services to existing customers as well as our ability to attract new customers, particularly larger CSPs, in the U.S. and internationally.
During the first half of 2018, we recognized revenue based on the ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” but revenue for the three and six months ended July 1, 2017 was recognized based on Topic 605. Revenue for the second quarter and first six months of fiscal 2018 was $2.7 million and $3.9 million higher, respectively, than it would be if recognized under Topic 605. For additional information on the impact of the new accounting standard on our revenue, see Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue fluctuations result from many factors, including: increases or decreases in customer orders for our products and services, market, financial or other factors that may delay or materially impact customer purchasing decisions, contractual terms with customers that result in delayed revenue recognition and varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first quarter as they are finalizing their annual budgets, and in certain regions, customers are also challenged by winter weather conditions that inhibit fiber deployment in outside infrastructure. Our revenue is also dependent upon our customers’ timing of purchases, capital expenditure plans and decisions to upgrade their network or adopt new technologies, including expenditure plans for turnkey solutions projects, which are generally non-recurring in nature. In particular, since the end of 2017, we experienced significantly lower order volumes by our largest customer due to the timing of their recent acquisition, and we expect that this acquisition may continue to disrupt the customer’s expenditure plans and result in continued delays and lower levels of purchases of our products and services.
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that could impact revenue. Factors that impacted our cost of revenue for the three and six months ended June 30, 2018, and that we expect would impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in product warranty and incurrence of retrofit costs, changes in the cost of our inventory, including higher costs due to materials shortages, supply constraints or unfavorable changes in trade policies, tariffs and inventory write-downs. Cost of revenue also includes fixed expenses related to our internal operations, which could impact our cost of revenue as a percentage of revenue if there are large fluctuations in revenue.
During the three and six months ended June 30, 2018, our gross profit and gross margin were positively impacted by the customer mix shift as well as a decrease in our services revenue, which carries a lower than corporate average gross margin, as a mix of total revenue. Overall, our gross profit and gross margin fluctuate based on timing of factors such as new product introductions or upgrades to existing products, changes in customer mix, changes in the mix of products demanded and sold (and any related write-downs of existing inventory), and may be negatively impacted by increases in mix of revenue towards professional services, increases in mix of revenue from channel sales rather than direct sales or other unfavorable customer or product mix, shipment volumes and any related volume discounts, changes in our product and services costs, pricing decreases or discounts, customer rebates and incentive programs due to competitive pressure.
Our operating expenses have fluctuated based on the following factors: changes in headcount and personnel costs, which comprise a significant portion of our operating expenses; timing of variable compensation expenses due to fluctuations in shipment volumes; timing of research and development expenses, including investments in innovative solutions, such as next generation solutions and new customer segments, prototype builds and outsourced development projects; fluctuations in stock-based compensation expenses due to timing of equity grants or other factors affecting vesting; and investments in our business and information technology infrastructure. During the three and six months ended June 30, 2018 as compared with the corresponding periods in 2017, our total operating expense decreased largely due to the restructuring actions we took in 2017 and the first half of 2018. In March 2017, we adopted a restructuring plan to realign our business to increase focus towards investments in software platforms and to reduce the expense structure in our traditional systems business. We incurred pre-tax restructuring charges of $4.2 million in 2017 under this plan. In the first quarter of 2018, we established a new restructuring plan to further align our business resources based on the production releases of our platform offerings and incurred restructuring charges of $6.1 million during the first six months of 2018.
Our net loss was $2.8 million and $14.5 million for the three and six months ended June 30, 2018, respectively, compared to a net loss of $19.0 million and $52.3 million for the three and six months ended July 1, 2017, respectively. Since our inception we have incurred significant losses, and as of June 30, 2018, we had an accumulated deficit of $680.1 million. Further, as a result of the fluctuations described above and a number of other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017. For the six months ended June 30, 2018, there have been no significant changes in our critical accounting policies and estimates other than the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2018 and July 1, 2017
Revenue
Our revenue is comprised of the following:

•	Systems include revenue from the sale of access and premises systems, software platform licenses and cloud-based software subscriptions.

•	Services include revenue from professional services, customer support, software- and cloud-based maintenance, extended warranty subscriptions, training and managed services.
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Variance in Dollars	Variance in Percent	June 30, 2018	July 1, 2017	Variance in Dollars	Variance in Percent
Revenue:
Systems	$102,563	$107,348	$(4,785)	(4)%	$195,854	$198,953	$(3,099)	(2)%
Services	9,139	18,775	(9,636)	(51)%	15,251	44,688	(29,437)	(66)%
	$111,702	$126,123	$(14,421)	(11)%	$211,105	$243,641	$(32,536)	(13)%

Percent of total revenue:
Systems	92%	85%			93%	82%
Services	8%	15%			7%	18%
	100%	100%			100%	100%
Our revenue decreased by $14.4 million, or 11%, for the three months ended June 30, 2018, as compared to the corresponding period in 2017 due to lower services revenue of $9.6 million and to lower systems revenue of $4.8 million. Both of these declines were primarily related to a lower level of Connect America Fund, or CAF, projects. Systems revenue also declined due to lower revenue in traditional systems partially offset by greater traction with our AXOS software platform and systems and Calix Cloud platforms.
For the six months ended June 30, 2018, our revenue decreased by $32.5 million, or 13%, as compared with the corresponding period in 2017 due to lower services revenue of $29.4 million primarily driven by a lower level of CAF professional services and the substantial completion of services associated with a significant turnkey network improvement project during the first quarter of 2017 and to lower systems revenue of $3.1 million, also impacted by a lower level of CAF projects and a decline in sales of our traditional systems. This was partially offset by greater traction with our AXOS software platform and systems and Calix Cloud platforms.
For the three and six months ended June 30, 2018, revenue generated in the United States was $92.7 million and $182.1 million, or 83% and 86% of our total revenue, respectively, compared to $108.1 million and $214.6 million, or 86% and 88% of our total revenue, respectively, for the same periods in 2017. International revenue was $19.0 million and $29.0 million, or 17% and 14% of our total revenue, respectively, for the three and six months ended June 30, 2018, as compared to $18.0 million and $29.0 million, or 14% and 12% of our total revenue, respectively, for the same periods in 2017.
We had one customer that accounted for more than 10% of our total revenue for the three and six months ended June 30, 2018 as compared to one customer in the three months ended July 1, 2017 and two customers for the six months ended July 1, 2017. See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on concentration of revenue for the periods presented.
Cost of Revenue, Gross Profit and Gross Margin
The following table sets forth our cost of revenue (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Variance in Dollars	Variance in Percent	June 30, 2018	July 1, 2017	Variance in Dollars	Variance in Percent
Cost of revenue:
Systems	$54,363	$58,299	$(3,936)	(7)%	$105,996	$115,672	$(9,676)	(8)%
Services	6,473	24,501	(18,028)	(74)%	12,184	50,269	(38,085)	(76)%
	$60,836	$82,800	$(21,964)	(27)%	$118,180	$165,941	$(47,761)	(29)%
Our cost of revenue decreased by $22.0 million and $47.8 million for the three and six months ended June 30, 2018, respectively, as compared with the corresponding periods in 2017. This was primarily attributable to a decrease in cost of service revenue by $18.0 million and $38.1 million during the same periods, as we experienced higher levels of service activities in 2017, as well as higher costs attributed to rework, delays, unanticipated costs and overruns (including third party costs) for our turnkey network improvement projects in the year ago periods. Our cost of systems revenue also decreased by

$3.9 million and $9.7 million for the three and six months ended June 30, 2018, respectively, as compared with the corresponding periods in 2017 mainly due to improved regional and new product mix.
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Variance in Dollars	Variance in Percent	June 30, 2018	July 1, 2017	Variance in Dollars	Variance in Percent
Gross profit:
Systems	$48,200	$49,049	$(849)	(2)%	$89,858	$83,281	$6,577	8%
Services	2,666	(5,726)	8,392	(147)%	3,067	(5,581)	8,648	(155)%
	$50,866	$43,323	$7,543	17%	$92,925	$77,700	$15,225	20%
Gross margin:
Systems	47%	46%			46%	42%
Services	29%	(30)%			20%	(12)%
Overall	46%	34%			44%	32%
Gross profit increased to $50.9 million and $92.9 million for the three and six months ended June 30, 2018, respectively, from $43.3 million and $77.7 million during the corresponding periods in 2017. Gross margin increased to 46% and 44% for the three and six months ended June 30, 2018, respectively, from 34% and 32% for the corresponding periods in 2017. The increase in gross profit and gross margin for the three and six months ended June 30, 2018 was primarily due to a shift in customer mix as well as a decrease in our services revenue, which carries a lower than average gross margin, as a mix of total revenue. Specifically, systems gross margin increased due to strength in sales to our smaller regional customers and to an increasing mix of new products that have higher margins than some of our older traditional products. Services gross margin improved primarily due to process improvements and efficiencies implemented over the past twelve months.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Variance in Dollars	Variance in Percent	June 30, 2018	July 1, 2017	Variance in Dollars	Variance in Percent
Research and development	$22,101	$32,950	$(10,849)	(33)%	$47,637	$66,758	$(19,121)	(29)%
Percent of total revenue	20%	26%			23%	27%
The decrease in research and development expenses by $10.8 million and $19.1 million for the three and six months ended June 30, 2018, respectively, as compared with the corresponding periods in 2017 was primarily due to the leverage of our software platforms enabling us to lower our level of investment and introduce new products faster. In addition, during 2017 and the first quarter of 2018, we restructured our business to increase our focus towards investments in software platforms and to reduce the expense structure in our traditional systems business. As a result, our personnel for research and development decreased for the three and six months ended June 30, 2018 as compared with the corresponding periods in 2017, which resulted in lower compensation and employee benefits of $6.1 million and $11.4 million, respectively. The decrease was also due to lower expenses for the three and six months ended June 30, 2018 as compared with the corresponding periods in 2017 for outside services of $1.4 million and $1.9 million, respectively, and lower expenditures relating to prototype and expendable equipment of $2.2 million and $4.0 million, respectively. We expect our investments in research and development will be relatively consistent in absolute dollars from our current levels in the near term.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Variance in Dollars	Variance in Percent	June 30, 2018	July 1, 2017	Variance in Dollars	Variance in Percent
Sales and marketing	$20,527	$18,429	$2,098	11%	$40,428	$40,858	$(430)	(1)%
Percent of total revenue	18%	15%			19%	17%

The increase in sales and marketing expenses by $2.1 million for the three months ended June 30, 2018 as compared with the corresponding period in 2017 was primarily due to increased headcount and higher bonus and commissions.
Sales and marketing expenses were relatively flat during the six months ended June 30, 2018 compared with the corresponding period in 2017. We expect sales and marketing expenses to increase in absolute dollars as variable compensation increases with revenue and as our annual ConneXions user group occurs in October 2018.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Variance in Dollars	Variance in Percent	June 30, 2018	July 1, 2017	Variance in Dollars	Variance in Percent
General and administrative	$10,371	$9,701	$670	7%	$19,466	$19,958	$(492)	(2)%
Percent of total revenue	9%	8%			9%	8%
The increase in general and administrative expenses by $0.7 million for the three months ended June 30, 2018 as compared with the corresponding period in 2017 was mainly due to higher professional services expenses of $0.7 million primarily related to outside consulting services for the implementation of a new SaaS-based enterprise resource planning infrastructure, or SaaS-based ERP.
The decrease in general and administrative expenses by $0.5 million for the six months ended June 30, 2018 as compared with the corresponding period in 2017 was mainly due to decreases in compensation and employee benefits of $1.0 million, lower stock based compensation expense of $0.3 million and lower facility costs of $0.3 million. This was partially offset by higher professional services expenses of $1.0 million primarily related to outside consulting services for the implementation of our SaaS-based ERP. We expect general and administrative expenses to remain elevated until the completion of our SaaS-based ERP project in the first half of 2019.
Gain on Sale of Product Line
During the six months ended June 30, 2018, we recognized a gain of $6.7 million relating to the sale of our outdoor cabinet product line to Clearfield, Inc. for $10.4 million. See Note 10, “Product Line Divestiture” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
Restructuring Charges
The following table sets forth our restructuring charges (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Variance in Dollars	Variance in Percent	June 30, 2018	July 1, 2017	Variance in Dollars	Variance in Percent
Restructuring charges	$793	$957	$(164)	(17)%	$6,133	$1,656	$4,477	270%
Percent of total revenue	1%	1%			9%	9%
We adopted a restructuring plan in March 2017. This restructuring plan realigned our business, increasing our focus towards investments in software platforms and cloud products, while reducing our expense structure in the traditional systems business. We began to take actions under this plan beginning in March 2017 and recognized $1.0 million and $1.7 million of restructuring charges for the three and six months ended July 1, 2017, respectively, consisting of severance and other one-time termination benefits. Actions pursuant to this restructuring plan were complete as of December 31, 2017.
We also established a new restructuring plan in February 2018 to further realign our business resources based on the production releases of our platform offerings. We incurred restructuring charges of $0.8 million and $6.1 million for the three and six months ended June 30, 2018, respectively, consisting primarily of severance and other termination related benefits. See “Accrued Restructuring Charges” in Note 5, “Balance Sheet Details” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.

Provision for Income Taxes
The following table sets forth our provision for income taxes (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	Variance in Dollars	Variance in Percent	June 30, 2018	July 1, 2017	Variance in Dollars	Variance in Percent
Provision for income taxes	$158	$177	$(19)	(11)%	$268	$850	$(582)	(68)%
Effective tax rate	(6.0)%	(0.9)%			(1.9)%	(1.7)%
The income tax provision for the three and six months ended June 30, 2018 and July 1, 2017 consisted primarily of foreign and state income taxes. The effective tax rate for the three and six months ended June 30, 2018 and July 1, 2017 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods. Our effective tax rate for the three and six months ended June 30, 2018 and July 1, 2017 was impacted by the change in foreign income tax expense.
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
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations, borrowings on our line of credit, an equipment financing arrangement for financing certain lab equipment and sales of our common stock. As of June 30, 2018, we had cash and cash equivalents of $48.2 million, which consisted of deposits held at banks and money market mutual funds held at major financial institutions.
Operating Activities
Net cash used in operating activities was $2.7 million for the six months ended June 30, 2018 and consisted of a net loss of $14.5 million, partially offset by $8.0 million of cash flow increases reflected in the net change in assets and liabilities and $3.7 million of non-cash charges. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in accounts receivable of $11.3 million mainly due to collection from one of our key customers in early January 2018 and a decrease in inventory of $9.5 million primarily due to supply constraints and customer demand at the end of the second quarter of 2018. This was partially offset by a decrease in accounts payable of $10.3 million primarily due to a commensurate decline in cost of revenue and an increase in prepaid expenses and other assets of $1.1 million mainly due to prepayment for software as a service tools and deposits with vendors. Non-cash charges primarily consisted of stock-based compensation of $5.3 million, depreciation and amortization of $4.9 million and gain on sale of product line of $6.7 million.
During the six months ended July 1, 2017, cash used in operating activities increased as we continued to invest in research and development to pursue broader market and customer opportunities. Furthermore, during that period we continued to grow our professional services business for turnkey network improvement projects (including projects funded by the Federal Communication Commission’s (FCC) current Connect America Fund program, CAF 2) and have experienced losses due to higher costs, delays, overruns and other inefficiencies. Moreover, as described below, these turnkey network improvement projects generally involve greater working capital needs at the outset as services and products are supplied, while revenue and cash collections occur after projects are accepted or agreed-upon milestones are reached. Net cash used in operations of $21.4 million in the six months ended July 1, 2017 consisted of a net loss of $52.3 million, partially offset by $18.7 million of cash flow increases reflected in the net change in assets and liabilities and $12.1 million of non-cash charges. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a $9.5 million net increase in deferred revenue and deferred cost of revenue as a result of additional deferral of revenue and associated costs related to turnkey network improvement projects, a $5.0 million decrease in inventories primarily due to higher inventory turnover, a $3.7 million increase in accounts payable primarily due to the timing of inventory receipts and payments to our manufacturers and a $2.7 million increase in accrued expenses and other liabilities due to the timing of our payroll, sales commissions and other expenses accruals and payout. This was partially offset by a $2.1 million increase in accounts receivable mainly due to higher revenue and a $0.2 million increase in prepaid expenses and other assets. Non-cash charges primarily consisted of $6.3 million of stock-based compensation, $4.9 million of depreciation and amortization and $0.8 million of amortization of intangible assets.

Investing Activities
Net cash provided by investing activities of $7.4 million for the six months ended June 30, 2018 consisted of cash proceeds of $10.4 million from the sale of our outdoor cabinet product line partially offset by capital expenditures of $3.0 million for purchases of test equipment, computer equipment and software.
Net cash provided by investing activities of $10.1 million in the six months ended July 1, 2017 consisted of $14.8 million in net sales and maturities of marketable securities, partially offset by $4.7 million in capital expenditures for purchases of test equipment, computer equipment and software.
Financing Activities
Net cash provided by financing activities of $3.9 million for the six months ended June 30, 2018 mainly consisted of $3.8 million of proceeds from the issuance of common stock under our employee stock purchase plans.
Net cash used in financing activities of $1.9 million in the six months ended July 1, 2017 primarily consisted of $2.6 million in payment of payroll taxes for the vesting of awards under equity incentive plans, offset by $0.7 million of proceeds from the issuance of common stock under our employee stock purchase plans.
Working Capital and Capital Expenditure Needs
Our material cash commitments include contractual obligations under our Loan Agreement, normal recurring trade payables, compensation-related and expense accruals, operating leases and non-cancelable firm purchase commitments. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. In the event that our revenue plan does not meet our expectations, we may be required to eliminate or curtail expenditures to mitigate the impact on our working capital.
In August 2017, we entered into the Loan Agreement for a senior secured revolving credit facility with SVB, which provides for a revolving credit facility of up to $30.0 million based on a customary accounts receivable borrowing base, subject to certain exceptions for accounts originating outside the United States and certain specific accounts, which could reduce the amount available to us under the credit facility. The Loan Agreement includes affirmative and negative covenants and requires us to maintain a liquidity ratio at minimum levels specified in the Loan Agreement. The credit facility matures, and all outstanding amounts become due and payable, on August 7, 2019. For the month ended November 30, 2017, we were not able to maintain the minimum Adjusted Quick Ratio (as defined in the Loan Agreement) at the level required in the Loan Agreement, which constituted an event of default. Although SVB waived this event of default effective as of November 30, 2017 and, therefore, this default did not change our ability to borrow under the Loan Agreement, we were required to amend certain covenants under the Loan Agreement and, in February 2018, we entered into an amendment to the Loan Agreement that, among other things, amended certain affirmative financial covenants, including reductions to the required minimum level of the Adjusted Quick Ratio and the inclusion of an additional financial covenant related to the maintenance of Adjusted EBITDA. As of June 30, 2018, we are in compliance with these covenants. Although we were compliant with the financial covenants under the Loan Agreement at June 30, 2018, given our current financial position and history of operating losses, it is possible that we may fail to meet the minimum levels required by the financial covenants in a future period. In particular, if we are unable to generate positive cash flows on a continued basis, we could fall below the minimum Adjusted Quick Ratio requirement, which would constitute an event of default under the Loan Agreement. As of June 30, 2018, $30.0 million in principal amount of borrowings was outstanding under this line of credit. Please refer to Note 6, “Credit Agreements” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on this credit facility.
We established a new restructuring plan in early 2018 to further realign our business resources based on the production releases of our platform offerings. We incurred restructuring charges of $0.8 million and $6.1 million for the three and six months ended June 30, 2018, respectively, consisting of primarily of severance and other termination related benefits. These actions are expected to result in annualized savings of over $20 million.
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
In May 2018, the Company entered into a financing arrangement to purchase research and development equipment for approximately $1.7 million to be paid over 36 months.
We believe, based on our current operating plan and expected operating cash flows, that our existing cash and cash equivalents, along with available borrowings under our SVB line of credit, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We expect to draw on the SVB line of credit from time to time to support our working capital needs. Our future capital requirements will depend on many factors including our rate of revenue growth, timing of customer payments and payment terms, particularly of larger customers, the timing and extent of spending to support development efforts, particularly research and development related to growth initiatives such as our software defined access portfolio, our ability to partner with third parties to outsource our research and development projects, our ability to manage product cost, including higher component costs associated with new technologies, implement efficiencies and maintain product margin levels, the timing, extent and size of turnkey professional services projects and our ability to develop operational efficiencies and successfully scale that business, the expansion of sales and marketing activities, the timing of introductions and customer adoption of new products and enhancements to existing products, the acquisition of new capabilities or technologies and the continued market acceptance of our products. If we are unable to execute to our current operating plan or generate positive operating income and positive cash flows, our liquidity, results of operations and financial condition will be adversely affected and we may fail to comply with the covenants in the Loan Agreement, in which case we may not be able to borrow under the SVB line of credit. We may need to seek other sources of liquidity, including the sale of equity or incremental borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which may adversely impact our business and growth.
Contractual Obligations and Commitments
Our principal commitments as of June 30, 2018 consist of our contractual obligations under the Loan Agreement, operating leases for office space and non-cancelable outstanding purchase obligations. The following table summarizes our contractual obligations at June 30, 2018 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Line of credit, including interest (1)	$32,070	$1,875	$30,195	$—	$—
Equipment financing arrangement (2)	1,797	599	1,198	—	—
Operating lease obligations (3)	24,782	4,004	7,095	6,258	7,425
Non-cancelable purchase commitments (4)	79,883	62,339	17,544	—	—
	$138,532	$68,817	$56,032	$6,258	$7,425
(1) Line of credit contractual obligations include projected interest payments over the term of the Loan Agreement, assuming interest rate in effect for the outstanding borrowings as of June 30, 2018 and payment of the borrowings on August 7, 2019, the contractual maturity date of the credit facility. See Note 6, “Credit Agreements” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our contractual obligations relating to our line of credit.
(2) Represents loan payments, including interest, for an equipment financing arrangement. See Note 7, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our outstanding purchase commitments.
(3) Future minimum operating lease obligations in the table above include primarily payments for our office space in Petaluma, San Jose and Santa Barbara, California; Minneapolis, Minnesota; Nanjing, China; and Richardson, Texas, which expire at various dates through 2025. See Note 6, “Credit Agreements” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our operating leases.
(4) Represents outstanding purchase commitments for inventory and services to be delivered by our suppliers, including contract manufacturers and engineering service providers. See Note 7, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our outstanding purchase commitments.
Off-Balance Sheet Arrangements
As of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At June 30, 2018, we had cash and cash equivalents of $48.2 million, which were held primarily in cash and money market funds. Due to the nature of these money market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings under our revolving credit facility pursuant to our Loan Agreement with SVB. Borrowings under the Loan Agreement will bear interest through maturity at a variable annual rate based upon an annual rate of either a prime rate or a LIBOR rate, plus an applicable margin between 0.50% to 1.50% for prime rate advances and between 2.00% and 3.00% for LIBOR advances based on the Company’s maintenance of an applicable liquidity ratio. As of June 30, 2018, we had $30.0 million outstanding in borrowings under the Loan Agreement.
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

	Six Months Ended
	June 30, 2018	July 1, 2017
USD	88%	90%
RMB	8%	6%
GBP	4%	3%
BRL	—%	1%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, GBP and BRL, our operating expenses for the first six months of 2018 would have decreased or increased by approximately $1.4 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 30, 2018 was a net translation loss of approximately $0.2 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Condensed Consolidated Statements of Comprehensive Loss. During the six months ended June 30, 2018, the net gain we recognized related to these foreign exchange assets and liabilities was approximately $0.1 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
We have experienced net losses in each year of our existence. We incurred net losses of $83.0 million in 2017, $27.4 million in 2016, and $26.3 million in 2015. For the first six months of 2018, we incurred a net loss of $14.5 million. As of June 30, 2018, we had an accumulated deficit of $680.1 million.
We expect to continue to incur significant expenses and cash outlays for research and development associated with our platforms and systems, including our cloud and services operations, investments in innovative technologies, expansion of our product portfolio, sales and marketing, customer support and general and administrative functions as we expand our business and operations and target new customer segments, primarily larger CSPs including cable MSOs. Given our anticipated growth and the intense competitive pressures we face, we may be unable to control our operating costs.
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
Our industry is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and unanticipated changes in subscriber requirements. Our future success will depend significantly on our ability to anticipate and adapt to such changes, and to offer, on a timely and cost-effective basis, products and features that meet changing CSP demands and industry standards. We intend to continue to invest in developing new products and enhancing the functionality of our platforms. Developing our products is expensive and complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. Our research and development expenses were $127.5 million, or 25% of our revenue, in 2017, $106.9 million, or 23% of our revenue, in 2016 and $89.7 million, or 22% of our revenue, in 2015. For the first six months of 2018, our research and development expenses were $47.6 million, or 23% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts, including increased reliance on third-party development partners, to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
Historically, a large portion of our sales has been to a limited number of customers. For example, one customer accounted for 31% of our revenue in 2017, 21% of our revenue in 2016 and 22% of our revenue in 2015, and another customer accounted for 15% of our revenue in 2016. However, we cannot anticipate the level of purchases in the future by these customers. Customer purchases may be delayed or impacted due to financial difficulties, spending cuts or corporate consolidations. For example, one of our customers completed a large acquisition at the end of 2017, which continues to disrupt its normal expenditure plans, including continued delays and reduction in purchases of our products and services as it finalizes its transition activities and corporate strategies. We have experienced and expect to continue to experience delays or declines in purchases by certain CSPs due to deterioration and weakness in their financial condition. Any decrease or delay in purchases and/or capital expenditure plans of any of our key customers, or our inability to grow our sales with existing customers, may have a material negative impact on our revenue and results of operations.
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
Our sales and marketing efforts have been focused on CSPs in North America. Part of our long-term strategy is to increase sales to CSPs globally, including cable MSOs. We have devoted and continue to devote substantial technical, marketing and sales resources to the pursuit of these larger CSPs, who have lengthy equipment qualification and sales cycles, without any assurance of generating sales. In particular, sales to these larger CSPs may require us to upgrade our products to meet more stringent performance criteria and interoperability requirements, develop new customer-specific features or adapt our products to meet international standards. For example, we have been engaged by a large CSP in testing and laboratory trials for our NG-PON2 technology. We have invested and expect to continue to invest considerable time, effort and expenditures, including investment in product research and development, related to this opportunity without any assurance that our efforts will produce orders or revenue. If we are unable to successfully increase our sales to larger CSPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted.

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

We and our business partners, including our contract manufacturers and suppliers, depend on sole-source, single-source and limited-source suppliers for some key components. If we and our business partners are unable to source these components on a timely or cost-effective basis, we will not be able to deliver our products to our customers.
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
Substantially all of the products we currently sell in the United States are manufactured in China. The imposition by the Trump Administration of tariffs on goods imported from China could significantly increase the cost of our products manufactured in China and imported into the United States which would have a material adverse effect on our business, gross margins and results of operations.
Recently, the Trump Administration announced the imposition of significant tariffs on goods imported from China in connection with China's intellectual property practices with proposed additional tariffs of $200 billion or more covering a broader list of goods imported from China. Substantially all of the products that we currently sell in the United States are manufactured in China. If the Trump Administration follows through on its proposed China tariffs or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have a material adverse effect on our business, gross margins and results of operations.
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
We engage some value-added resellers, or VARs, who provide sales and support services for our products. We compete with other telecommunications systems providers for our VARs’ business and many of our VARs are free to market competing products. Our use of VARs and other third-party support partners and the associated risks of doing so are likely to increase as we expand sales outside of North America. If a VAR promotes a competitor’s products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key VAR or the failure of VARs to provide adequate customer service could have a negative effect on customer satisfaction and could cause harm to our business. If we do not properly recruit and train VARs to sell, install and service our products, our business, financial condition and results of operations may suffer.
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum, commonly referred to as Brexit. In March 2017, the United Kingdom began the process to exit the European Union, with the terms of the withdrawal subject to a negotiation period that could last at least two years. The referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, or the access to capital of our customers or partners, which could have a material adverse effect on our operations in the United Kingdom, and generally on our business, financial condition and results of operations and reduce the price of our securities.
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
The Loan Agreement we entered into in August 2017 with SVB provides for a revolving credit facility based on a customary accounts receivable borrowing base, subject to certain exceptions and exclusions, such that borrowings available to us are limited by eligible accounts receivable (as defined in the Loan Agreement). We are dependent on our existing cash, cash equivalents and borrowings available under our Loan Agreement to provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next twelve months. If our financial position deteriorates, our borrowing capacity under the credit facility may be reduced, which would adversely impact our business and growth. In addition, the Loan Agreement includes affirmative and negative covenants and requires that we maintain a specified minimum liquidity ratio and maintenance of Adjusted EBITDA (as defined in the Loan Agreement). The negative covenants also include, among others, restrictions on our and our subsidiaries’ transferring collateral, making changes to the nature of our business or the business of the applicable subsidiary, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, engaging in transactions with affiliates, making payments in respect of subordinated debt, creating liens and selling assets, in each case subject to certain exceptions. Failure to maintain these restrictive covenants and requirements can limit the amount of borrowings that are available to us, increase the cost of borrowings under the facility, and/or require us to make immediate payments to reduce borrowings. For the month ended November 30, 2017, we were not able to maintain the minimum Adjusted Quick Ratio (as defined in the Loan Agreement) at the level required in the Loan Agreement, which constituted an event of default. Although SVB waived this event of default effective as of November 30, 2017 and, therefore, this default did not terminate our ability to borrow under the Loan Agreement, we were required to pay an amendment fee and amend certain covenants under the Loan Agreement and, in February 2018, we entered into an amendment to the Loan Agreement that, among other things, amended certain affirmative financial covenants, including reductions to the required minimum level of the Adjusted Quick Ratio (as defined in the Loan Agreement) and the inclusion of an additional financial covenant related to the maintenance of Adjusted EBITDA (as defined in the Loan Agreement). Although we were compliant with the financial covenants under the Loan Agreement at June 30, 2018, we have in the past been unable to meet the Adjusted Quick Ratio level required in the Loan Agreement. Given our current financial position and history of operating losses, it is possible that we may fail to meet the minimum levels required by the financial covenants in a future period. In particular, if we are unable to generate positive cash flows on a continued basis, we could fall below the minimum Adjusted Quick Ratio requirement, which would constitute an event of default under the Loan Agreement. Events beyond our control could have a material adverse impact on our results of operations, financial condition or liquidity, in which case we may not be able to meet our financial covenants. The Loan Agreement covenants may also affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions.
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
Government and regulatory authorities in the United States and around the world have implemented and are continuing to implement laws and regulations concerning data protection. For example, in July 2016, the European Commission adopted the EU-U.S. Privacy Shield to replace Safe Harbor as a compliance mechanism for the transfer of personal data from the European Union to the United States. In addition, the General Data Protection Regulation adopted by the EU Parliament became effective in May 2018 to harmonize data privacy laws across Europe. Among other requirements, the GDPR imposes specific duties and requirements upon companies that collect, process or control personal data of EU residents. Although we currently do not have material operations or business in the EU, the GDPR regulations could cause us to incur substantial costs in order to expand our business or deliver certain services in the EU. Furthermore, the GDPR imposes penalties for noncompliance of up to the greater of €20 million or 4% of a company’s worldwide revenue; accordingly, any non-compliance with the GDPR could result in a material adverse effect on our business, financial condition and results of operations. The interpretation and application of these data protection laws and regulations are often uncertain and in flux, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1	Amendment to Calix, Inc. Amended and Restated 2017 Nonqualified Employee Stock Purchase Plan dated June 24, 2018.

10.2	Second Amendment to Amended and Restated Executive Change in Control and Severance Plan effective August 1, 2018.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: August 8, 2018	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)