Form 10-Q
period 2018-09-29
CALIX, INC
filed 2018-11-05
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-34674

Calix, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0438710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2777 Orchard Parkway, San Jose, CA 95134
(Address of Principal Executive Offices) (Zip Code)
(408) 514-3000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of November 1, 2018, there were 53,130,167 shares of the Registrant’s common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 29, 2018	December 31, 2017
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$53,033	$39,775
Accounts receivable, net	67,671	80,392
Inventory	30,267	31,529
Prepaid expenses and other current assets	10,640	10,759
Total current assets	161,611	162,455
Property and equipment, net	21,252	15,681
Goodwill	116,175	116,175
Other assets	1,987	759
	$301,025	$295,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,792	$35,977
Accrued liabilities	57,052	49,279
Deferred revenue	16,813	13,076
Line of credit	30,000	30,000
Total current liabilities	136,657	128,332
Long-term portion of deferred revenue	18,108	20,645
Other long-term liabilities	2,186	1,130
Total liabilities	156,951	150,107
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of September 29, 2018 and December 31, 2017	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 58,455 shares issued and 53,125 shares outstanding as of September 29, 2018, and 56,839 shares issued and 51,509 shares outstanding as of December 31, 2017	1,462	1,421
Additional paid-in capital	862,642	851,054
Accumulated other comprehensive loss	(740)	(169)
Accumulated deficit	(679,304)	(667,357)
Treasury stock, 5,330 shares as of September 29, 2018 and December 31, 2017	(39,986)	(39,986)
Total stockholders’ equity	144,074	144,963
	$301,025	$295,070
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue:
Systems	$104,992	$106,442	$300,846	$305,395
Services	9,707	22,385	24,958	67,073
Total revenue	114,699	128,827	325,804	372,468
Cost of revenue:
Systems (1)	54,354	55,494	160,350	171,166
Services (1)	7,512	28,700	19,696	78,969
Total cost of revenue	61,866	84,194	180,046	250,135
Gross profit	52,833	44,633	145,758	122,333
Operating expenses:
Research and development (1)	21,111	32,633	68,748	99,391
Sales and marketing (1)	20,722	18,448	61,150	59,306
General and administrative (1)	10,481	10,203	29,947	30,161
Restructuring charges (benefit)	(157)	612	5,976	2,268
Gain on sale of product line	—	—	(6,704)	—
Total operating expenses	52,157	61,896	159,117	191,126
Income (loss) from operations	676	(17,263)	(13,359)	(68,793)
Interest and other income (expense), net:
Interest income (expense), net	(142)	(60)	(530)	88
Other income (expense), net	360	(305)	522	(386)
Total interest and other income (expense), net	218	(365)	(8)	(298)
Income (loss) before provision for income taxes	894	(17,628)	(13,367)	(69,091)
Provision for income taxes	85	225	353	1,075
Net income (loss)	$809	$(17,853)	$(13,720)	$(70,166)
Net income (loss) per common share:
Basic	$0.02	$(0.35)	$(0.26)	$(1.40)
Diluted	$0.02	$(0.35)	$(0.26)	$(1.40)
Weighted-average number of shares used to compute
net income (loss) per common share:
Basic	53,082	50,336	52,330	49,960
Diluted	53,828	50,336	52,330	49,960

Net income (loss)	$809	$(17,853)	$(13,720)	$(70,166)
Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale
marketable securities, net	—	4	—	3
Foreign currency translation adjustments, net	(343)	116	(572)	309
Total other comprehensive income (loss), net of tax	(343)	120	(572)	312
Comprehensive income (loss)	$466	$(17,733)	$(14,292)	$(69,854)
(1) Includes stock-based compensation as follows:
Cost of revenue:
Systems	$123	$137	$376	$349
Services	89	69	257	200
Research and development	800	1,215	2,597	3,663
Sales and marketing	830	816	2,465	2,581
General and administrative	657	759	2,105	2,521
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Operating activities:
Net loss	$(13,720)	$(70,166)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	7,800	9,314
Depreciation and amortization	7,092	7,632
Amortization of intangible assets	—	813
Loss on retirement of property and equipment	311	148
Gain on sale of product line	(6,704)	—
Changes in operating assets and liabilities:
Accounts receivable, net	13,213	7,109
Inventory	(755)	8,224
Prepaid expenses and other assets	(540)	11,584
Accounts payable	(5,096)	5,543
Accrued liabilities	3,652	(10,132)
Deferred revenue	398	1,310
Other long-term liabilities	(431)	(4)
Net cash provided by (used) in operating activities	5,220	(28,625)
Investing activities:
Purchases of property and equipment	(5,561)	(6,786)
Purchases of marketable securities	—	(8,732)
Sales of marketable securities	—	5,051
Maturities of marketable securities	—	24,841
Proceeds from sale of product line	10,350	—
Net cash provided by investing activities	4,789	14,374
Financing activities:
Proceeds from exercise of stock options	79	29
Proceeds from employee stock purchase plans	3,806	673
Taxes paid for awards vested under equity incentive plan	(53)	(2,743)
Proceeds from line of credit	404,763	68,534
Repayment of line of credit	(404,763)	(38,534)
Payments to originate or amend the line of credit	(115)	(186)
Net cash provided by financing activities	3,717	27,773
Effect of exchange rate changes on cash and cash equivalents	(468)	303
Net increase in cash and cash equivalents	13,258	13,825
Cash and cash equivalents at beginning of period	39,775	50,359
Cash and cash equivalents at end of period	$53,033	$64,184
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
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first, second and third quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one fewer day in the nine months ended September 29, 2018 than in the nine months ended September 30, 2017. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Liquidity and Capital Resources
Since its inception, the Company has incurred significant losses, and as of September 29, 2018, the Company had an accumulated deficit of $679.3 million. Based on its current operating plan and operating cash flows, management plans to finance its future operations and capital expenditures with existing cash and cash equivalents and its existing credit facility with Silicon Valley Bank (“SVB”), which it believes will be sufficient to fund its operations and capital expenditures through at least the next twelve months. See Note 6 for more information on the Company's credit facility with SVB. The Company may also need to seek other sources of liquidity, including but not limited to the sale of equity or incremental borrowings, to support its working capital needs. However, there can be no assurances that such capital will be available on terms which are acceptable to the Company or at all or that the Company will achieve profitable operations. If the Company is unable to generate sufficient cash flows or obtain other sources of liquidity, the Company will be forced to limit its development activities, reduce its investment in growth initiatives and institute cost-cutting measures, all of which may adversely impact the Company’s business and growth. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s significant accounting policies did not change during the nine months ended September 29, 2018, except for those impacted by the newly adopted accounting standard below.

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
On January 1, 2018, the Company adopted Topic 606 and Subtopic 340-40 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Accordingly, results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while results for prior periods have not been restated and continues to be reported under the accounting standards in effect for those periods. The Company recognized the cumulative effect of initially applying the standards as an adjustment to the opening balance of accumulated deficit of $1.8 million as of January 1, 2018, with the impact primarily relating to deferring the costs of obtaining contracts (sales commissions) and the upfront recognition of software license revenue. The impact to revenue of applying Topic 606 for the three and nine months ended September 29, 2018 was an increase of $0.9 million and $4.8 million, respectively.
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

The Company derives revenue from contracts with customers primarily from the following and categorizes its revenue as follows:

•	Systems include revenue from the sale of access and premises systems, software platform licenses and cloud-based software subscriptions.

•	Services include revenue from professional services, customer support, software- and cloud-based maintenance, extended warranty subscriptions, training and managed services.

The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017 (1)	September 29, 2018	September 30, 2017 (1)
United States	$99,224	$117,686	$281,304	$332,333
Caribbean	1,794	2,042	4,468	6,755
Canada	3,321	2,289	7,861	7,796
Europe	2,137	1,598	7,108	4,366
Other	8,223	5,212	25,063	21,218
Total	$114,699	$128,827	$325,804	$372,468

(1)	Fiscal 2017 revenue amounts are accounted for under Topic 605.
Concentration of Customer Risk
The Company had one customer that accounted for more than 10% of its total revenue for the three and nine months ended September 29, 2018. The Company had one customer that accounted for more than 10% of its total revenue for the three months ended September 30, 2017 and two customers that each accounted for more than 10% of its total revenue for the nine months ended September 30, 2017. The one customer represented 21% and 19% of the Company’s total revenue for the three and nine months ended September 29, 2018, respectively. The two customers together represented 41% and 43% of the Company’s total revenue for the three and nine months ended September 30, 2017, respectively. The one customer represented more than 10% of the Company’s accounts receivable as of December 31, 2017.
Deferred Revenue
Deferred revenue results from transactions where the Company billed the customer for products or services and when cash payments are received or due prior to transferring control of the promised goods or services to the customer. The increase in the deferred revenue balance for the three and nine months ended September 29, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $5.3 million and $10.5 million of revenue recognized that was included in the deferred revenue balance at the beginning of each period, respectively.
Revenue allocated to remaining performance obligations represent contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This amount was $34.9 million as of the end of the third quarter of 2018, and the Company expects to recognize 48.1% of such revenue over the next 12 months and the remainder thereafter.
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
As of September 29, 2018, the unamortized balance of deferred commissions was $0.8 million. For the three and nine ended September 29, 2018, the amount of amortization was less than $0.1 million, and there was no impairment loss in relation to the costs capitalized.
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
The impact of adopting the new revenue standard on the Company’s consolidated financial statements as of and for the three and nine months ended September 29, 2018 were as follows (in thousands):
Condensed Consolidated Balance Sheet

As of September 29, 2018 (Unaudited)	As Reported	Adjustments	Balances Without Adoption of Topic 606
Accounts receivable, net	$67,671	$(3,066)	$64,605
Prepaid expenses and other current assets	10,640	3,451	14,091
Other assets	1,987	(599)	1,388
Total assets	301,025	(214)	300,811
Accrued liabilities	57,052	(595)	56,457
Deferred revenue	34,921	3,677	38,598
Total liabilities	156,951	3,082	160,033
Accumulated deficit	(679,304)	(3,296)	(682,600)
Total liabilities and stockholders’ equity	301,025	(214)	300,811

Condensed Consolidated Statement of Comprehensive Income (Loss)

Three Months Ended September 29, 2018 (Unaudited)	As Reported	Adjustments	Balances Without Adoption of Topic 606
Revenue:
Systems	$104,992	$(401)	$104,591
Services	9,707	(481)	9,226
Total revenue	114,699	(882)	113,817
Cost of revenue:
Systems	54,354	(292)	54,062
Services	7,512	(605)	6,907
Total cost of revenue	61,866	(897)	60,969
Gross profit	52,833	15	52,848
Sales and marketing	20,722	(14)	20,708
Net income	809	29	838

Nine Months Ended September 29, 2018 (Unaudited)	As Reported	Adjustments	Balances Without Adoption of Topic 606
Revenue:
Systems	$300,846	$(3,596)	$297,250
Services	24,958	(1,233)	23,725
Total revenue	325,804	(4,829)	320,975
Cost of revenue:
Systems	160,350	(2,190)	158,160
Services	19,696	(1,070)	18,626
Total cost of revenue	180,046	(3,260)	176,786
Gross profit	145,758	(1,569)	144,189
Sales and marketing	61,150	(46)	61,104
Net loss	(13,720)	(1,523)	(15,243)

Recent Accounting Pronouncements Not Yet Adopted
Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires recognition of an asset and liability for lease arrangements longer than twelve months. ASU 2016-02 will be effective for the Company beginning in the first quarter of 2019. Early application is permitted, and the standard can be adopted using either a modified retrospective approach whereby the Company would recognize and measure leases at the beginning of the earliest period presented, or using the effective date approach whereby the Company would initially account for the impact of the adoption with a cumulative-effect adjustment to the January 1, 2019 financial statements. The effective date approach will eliminate the need to restate amounts presented prior to January 1, 2019. The Company is not planning to early adopt, and accordingly, it will adopt the new standard effective January 1, 2019 using the effective date approach. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements.
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
The Company has not completed its accounting for tax reform with respect to the year ended December 31, 2017 relating to the calculation of the transition tax.  The Company is still within the measurement period as of the third quarter of 2018 and is reviewing the earnings and profits of its material foreign subsidiaries to determine if a true up of the transition tax entry recorded at December 31, 2017 will be needed.
Cloud Computing Costs

In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This new standard becomes effective for the Company in the first quarter of 2020, with early adoption permitted. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements.
3. Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	September 29, 2018	December 31, 2017
Cash and cash equivalents:
Cash	$49,213	$35,999
Money market funds	3,820	3,776
	$53,033	$39,775
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
As of September 29, 2018 and December 31, 2017, the Company had money market funds of $3.8 million for each period, and each was classified as a level 1 financial asset. The fair values of money market funds classified as level 1 were derived from quoted market prices as active markets for these instruments exist. The Company had no level 2 or level 3 financial assets.
5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	September 29, 2018	December 31, 2017
Accounts receivable	$68,284	$81,793
Allowance for doubtful accounts	(613)	(579)
Product return reserve (1)	—	(822)
	$67,671	$80,392

(1)	With adoption of Topic 606 on January 1, 2018, the product return reserve is considered a contract liability and has been reclassified to accrued liabilities.
Inventory consisted of the following (in thousands):

	September 29, 2018	December 31, 2017
Raw materials	$1,554	$1,211
Finished goods	28,713	30,318
	$30,267	$31,529
Property and equipment, net consisted of the following (in thousands):

	September 29, 2018	December 31, 2017
Test equipment	$44,040	$39,952
Computer equipment and software	39,833	32,175
Furniture and fixtures	2,869	2,714
Leasehold improvements	5,176	6,029
Total	91,918	80,870
Accumulated depreciation and amortization	(70,666)	(65,189)
	$21,252	$15,681
Accrued liabilities consisted of the following (in thousands):

	September 29, 2018	December 31, 2017
Accrued compensation and related benefits	$22,623	$15,563
Accrued warranty and retrofit	8,660	8,708
Accrued professional and consulting fees	7,347	9,604
Accrued excess and obsolete inventory at contract manufacturers	3,307	2,430
Accrued customer rebates/prepayments	1,977	1,432
Accrued freight	1,276	593
Accrued non-income related taxes	1,157	1,778
Accrued business events	878	1,272
Accrued insurance	665	827
Accrued restructuring charges	595	1,417
Product return reserve (1)	591	—
Accrued other	7,976	5,655
	$57,052	$49,279

(1)	With adoption of Topic 606 on January 1, 2018, the product return reserve is considered a contract liability and has been reclassified to accrued liabilities from accounts receivable.
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

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Balance at beginning of period	$8,188	$9,265	$8,708	$12,214
Provision for warranty and retrofit charged to cost of revenue	1,282	2,057	4,311	5,661
Utilization of reserve	(810)	(2,868)	(4,359)	(9,421)
Balance at end of period	$8,660	$8,454	$8,660	$8,454
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
The Company established a new restructuring plan in February 2018 to further realign its business resources based on the production releases of its platform offerings. The Company incurred restructuring charges of approximately $6.0 million, consisting of primarily of severance and other termination related benefits, in the first nine months of 2018.
The following table summarizes the activities pursuant to the above restructuring plans (in thousands):

	Severance and Related Benefits	Facilities	Total
Balance at December 31, 2017	$975	$442	$1,417
Restructuring charges	5,203	773	5,976
Cash payments	(6,032)	(766)	(6,798)
Balance at September 30, 2018	$146	$449	$595
Deferred revenue consisted of the following (in thousands):

	September 29, 2018	December 31, 2017
Current:
Products and services	$12,602	$9,125
Extended warranty	4,211	3,951
	16,813	13,076
Long-term:
Products and services	476	18
Extended warranty	17,632	20,627
	18,108	20,645
	$34,921	$33,721
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
The credit facility includes affirmative and negative covenants applicable to the Company and its subsidiaries. Furthermore, the Loan Agreement requires the Company to maintain a liquidity ratio at minimum levels set forth in more detail in the Loan Agreement. The credit facility also includes events of default, the occurrence and continuation of which would provide SVB with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against the Company and the collateral securing the loans under the credit facility. For the month ended November 30, 2017, the Company was not able to maintain the minimum Adjusted Quick Ratio, or AQR, (as defined in the Loan

Agreement) at the level required in the Loan Agreement, which constituted an event of default. Although SVB waived this event of default effective as of November 30, 2017 and, therefore, this default did not change the Company’s ability to borrow under the Loan Agreement, the Company was required to amend certain covenants under the Loan Agreement. In February 2018, the Company entered into an amendment to the Loan Agreement that, among other things, amended certain affirmative financial covenants, including reductions to the required minimum level of the AQR and the inclusion of an additional financial covenant related to the maintenance of Adjusted EBITDA (as defined in the Loan Agreement, as amended). In August 2018, the Company entered into a second amendment to the Loan Agreement that, among other things, extended the maturity date from August 7, 2019 to August 7, 2020, amended certain financial covenants, including covenants with respect to the AQR and the Adjusted EBITDA, and changed the compliance requirements for the AQR covenant from a monthly basis to a quarterly basis. As of September 29, 2018, the Company was in compliance with these requirements.
As of September 29, 2018, the Company had borrowings outstanding of $30.0 million, representing the full amount available under the line of credit.
Equipment Financing Arrangement
In the second and third quarters of 2018, the Company entered into financing arrangements to purchase research and development equipment for approximately $2.4 million. Each agreement is to be paid over 36 months.

7. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of September 29, 2018 (in thousands):

Period	Minimum Future Lease Payments
Remainder of 2018	$699
2019	3,828
2020	3,817
2021	3,468
2022	3,300
Thereafter	9,465
$24,577
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. In March 2018, the Company entered into this lease agreement for approximately 65,000 square feet, which commenced in September 2018. The future minimum lease payments under the lease are $16.1 million and are included in the table above. The above table also includes future minimum lease payments for the Company's office facilities in Minneapolis, Minnesota; Nanjing, China; Richardson, Texas; and Petaluma and Santa Barbara, California, which expire at various dates through 2024.
In June 2018, the Company entered into a co-location license agreement to lease data center space in West Jordan, Utah for a term of 84 months. The future minimum lease payments under the lease are $3.0 million and are included in the table above.
In August 2018, the Company entered into a new office lease agreement for 22,000 square feet in Petaluma, California as its current office lease in Petaluma, California expires in February 2019. The lease is expected to commence in February 2019 for a term of 64 months. The future minimum lease payments of $2.8 million are included in the table above.
For the three and nine months ended September 29, 2018, total rent expense of the Company was $0.8 million and $2.4 million, respectively. For the three and nine months ended September 30, 2017, total rent expense of the Company was $0.9 million and $2.8 million, respectively.
Purchase Commitments
The Company’s primary contract manufacturers place orders for component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the contract manufacturers to build the products included in the build forecasts. The Company generally does not take ownership of the components held by contract manufacturers. The Company places purchase orders with its contract manufacturers in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the contract manufacturers convert the component inventory to a finished product and takes ownership of the inventory when transferred to the designated shipping warehouse. In the event of termination of services with a contract manufacturer, the Company may be required to purchase the remaining components inventory held by the contract manufacturer as well as any outstanding orders pursuant to the contractual provisions with such contract manufacturer. As of September 29, 2018, the Company had approximately $59.1 million of outstanding purchase commitments for inventories to be delivered by its suppliers, including contract manufacturers, within one year.
The Company has from time to time, and subject to certain conditions, reimbursed its contract manufacturers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by its suppliers, or in cases where inventory levels greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $3.3 million and $2.4 million as of September 29, 2018 and December 31, 2017, respectively. The Company records the related charges in cost of systems revenue in its Condensed Consolidated Statements of Comprehensive Income (Loss).
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
8. Stockholders’ Equity
Equity Incentive Plans
As of September 29, 2018, the Company maintains two equity incentive plans, the 2002 Stock Plan and the 2010 Equity Incentive Award Plan (together, the “Plans”). These plans were approved by the stockholders and are described in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2018. Currently, the Company only grants shares from the 2010 Equity Incentive Award Plan. To date, awards granted under the Plans consist of stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”).
Stock Options
During the three months ended September 29, 2018, stock options exercisable for up to an aggregate of 165,000 shares of common stock were granted with a grant date fair value of $7.00 per share. During the nine months ended September 29, 2018, stock options exercisable for up to an aggregate of 230,000 shares of common stock were granted with a weighted average grant date fair value of $6.77 per share.
In August 2017, the Company granted performance-based stock option awards exercisable for up to an aggregate of 1.2 million shares of common stock to its executives. In February 2018, the Compensation Committee of the Company’s Board of Directors concluded that the performance target was not met and all such performance-based stock options were forfeited and canceled at that time.
During the three months ended September 29, 2018, 4,993 shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $5.47 per share. During the nine months ended September 29, 2018, 13,488 shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $5.81 per share. As of September 29, 2018, unrecognized stock-based compensation expense of $3.3 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Units
During the three months ended September 29, 2018, no RSUs were granted. During the three months ended September 29, 2018, 88,904 RSUs vested. During the nine months ended September 29, 2018, 174,146 RSUs were granted with a weighted average grant date fair value of $6.66 per share. During the nine months ended September 29, 2018, 750,286 RSUs vested. As of September 29, 2018, unrecognized stock-based compensation expense of $4.4 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 1.4 years.

Performance Restricted Stock Units
During the three and nine months ended September 29, 2018, no PRSUs were granted. During the three months ended September 29, 2018, no PRSUs vested. During the nine months ended September 29, 2018, 87,500 PRSUs vested. As of September 29, 2018, unrecognized stock-based compensation expense of $0.1 million related to PRSUs, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 0.4 years.
Employee Stock Purchase Plans
The Company maintains two employee stock purchase plans - the Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and an the Amended and Restated 2017 Nonqualified Employee Stock Purchase Plan (the “Nonqualified ESPP”).
The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their annual compensation subject to certain Internal Revenue Code limitations. In addition, no participant may purchase more than 2,000 shares of common stock in each offering period.
The offering periods under the ESPP are six-month periods commencing on May 15th and November 15th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of September 29, 2018, there were 2.0 million shares available for issuance under the ESPP. During the three and nine months ended September 29, 2018, 485,227 shares were purchased under the ESPP. As of September 29, 2018, unrecognized stock-based compensation expense of $0.2 million related to the ESPP is expected to be recognized over a remaining service period of 0.1 years.
Nonqualified ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their annual compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The Nonqualified ESPP provides two six-month offering periods, currently from December 21 through June 20 and June 21 through December 20 of each year. At the annual meeting of stockholders of the Company on May 16, 2018, the stockholders approved to amend certain terms and increase the number of shares of common stock issuable under the Nonqualified ESPP by 2,500,000 shares. The maximum number of shares of common stock currently authorized for issuance under the Nonqualified ESPP is 3,500,000 shares, with a maximum of 500,000 shares allocated per purchase period. During the nine months ended September 29, 2018, shares totaling 165,311 were purchased and issued, with an additional equal number of shares issued subject to a risk of forfeiture. As of September 29, 2018, there were 2.9 million shares available for issuance under the Nonqualified ESPP. As of September 29, 2018, unrecognized stock-based compensation expense of $1.9 million related to the Nonqualified ESPP is expected to be recognized over a remaining service period of 1.0 year.
9. Accumulated Other Comprehensive Loss
The table below summarizes the changes in accumulated other comprehensive loss by component for the periods indicated (in thousands):

	Three Months Ended
	September 29, 2018	September 30, 2017
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(397)	$(7)	$(457)	$(464)
Other comprehensive income (loss)	(343)	4	116	120
Balance at end of period	$(740)	$(3)	$(341)	$(344)

	Nine Months Ended
	September 29, 2018	September 30, 2017
	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(169)	$(6)	$(650)	$(656)
Other comprehensive income (loss)	(571)	3	309	312
Balance at end of period	$(740)	$(3)	$(341)	$(344)

Realized gains and losses on sales of available-for-sale marketable securities, if any, are reclassified from accumulated other comprehensive loss to “Other income (expense)” in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
10. Product Line Divestiture

In February 2018, the Company sold its outdoor cabinet product line to Clearfield, Inc. (“Clearfield”) for $10.4 million in cash as well as the assumption by Clearfield of the related product warranty liabilities and open purchase order commitments with its contract manufacturer. The Company transferred $2.1 million in net inventory and agreed to solicit orders on Clearfield’s behalf on the newly transferred outdoor cabinets product lines free of charge for 15 months. The Company established a liability of $1.6 million in deferred revenue for providing this service and is amortizing this amount to service revenue over the corresponding 15-month period. The Company also recognized a $6.7 million gain for the nine months ended September 29, 2018 within operating expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).
11. Income Taxes
The following table presents the provision for income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Provision for income taxes	$85	$225	$353	$1,075
Effective tax rate	9.5%	(1.3)%	(2.6)%	(1.6)%
The income tax provision for the three and nine months ended September 29, 2018 and September 30, 2017 consisted primarily of foreign and state income taxes. The effective tax rate for the three and nine months ended September 29, 2018 and September 30, 2017 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods. The Company’s effective tax rate for the three and nine months ended September 29, 2018 and September 30, 2017 was impacted by the change in foreign income tax expense.
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

12. Net Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Numerator:
Net income (loss)	$809	$(17,853)	$(13,720)	$(70,166)
Denominator:
Weighted-average common shares outstanding used to compute basic net income (loss) per share	53,082	50,336	52,330	49,960
Effect of dilutive common stock equivalents	746	—	—	—
Weighted-average common shares outstanding used to compute diluted net income (loss) per share	53,828	50,336	52,330	49,960
Net income (loss) per common share:
Basic net income (loss) per common share	$0.02	$(0.35)	$(0.26)	$(1.40)
Diluted net income (loss) per common share	$0.02	$(0.35)	$(0.26)	$(1.40)
Potentially dilutive shares, weighted average	2,513	5,741	6,032	5,704
Potentially dilutive shares have been excluded from the computation of diluted net income (loss) per common share when their effect is antidilutive. These antidilutive shares were primarily from stock options, restricted stock units and performance restricted stock units. For each of the periods presented where the Company reported a net loss, the effect of all potentially dilutive securities would be antidilutive, and as a result diluted net loss per common share is the same as basic net loss per common share.

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

Our revenue was $114.7 million and $325.8 million for the three and nine months ended September 29, 2018, respectively, compared to $128.8 million and $372.5 million for the three and nine months ended September 30, 2017, respectively. Our revenue and revenue growth will depend on our ability to sell and license our cloud and software platforms, systems and services to existing customers as well as our ability to attract new customers, particularly larger CSPs, in the U.S. and internationally.
During the first nine months of 2018, we recognized revenue based on the ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” but revenue for the three and nine months ended September 30, 2017 was recognized based on Topic 605. Revenue for the third quarter and first nine months of fiscal 2018 was $0.9 million and $4.8 million higher, respectively, than it would be if recognized under Topic 605. For additional information on the impact of the new accounting standard on our revenue, see Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that could impact revenue. Factors that impacted our cost of revenue for the three and nine months ended September 29, 2018, and that we expect would impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in product warranty and incurrence of retrofit costs, changes in the cost of our inventory, including higher costs due to materials shortages, supply constraints or unfavorable changes in trade policies, tariffs and inventory write-downs. Cost of revenue also includes fixed expenses related to our internal operations, which could impact our cost of revenue as a percentage of revenue if there are large fluctuations in revenue.
During the three and nine months ended September 29, 2018, our gross profit and gross margin were positively impacted by the customer mix shift as well as a decrease in our services revenue, which carries a lower than corporate average gross margin, as a mix of total revenue. Overall, our gross profit and gross margin fluctuate based on timing of factors such as new product introductions or upgrades to existing products, changes in customer mix, changes in the mix of products demanded and sold (and any related write-downs of existing inventory), and may be negatively impacted by increases in mix of revenue towards professional services, increases in mix of revenue from channel sales rather than direct sales or other unfavorable customer or product mix, shipment volumes and any related volume discounts, changes in our product and services costs, pricing decreases or discounts, customer rebates and incentive programs due to competitive pressure or materials shortages, supply constraints or unfavorable changes in trade policies.
Our operating expenses have fluctuated based on the following factors: changes in headcount and personnel costs, which comprise a significant portion of our operating expenses; timing of variable compensation expenses due to fluctuations in shipment volumes; timing of research and development expenses, including investments in innovative solutions, such as next generation solutions and new customer segments, prototype builds and outsourced development projects; investments in our business and information technology infrastructure; and fluctuations in stock-based compensation expenses due to timing of equity grants or other factors affecting vesting. During the three and nine months ended September 29, 2018 as compared with the corresponding periods in 2017, our total operating expense decreased largely due to the restructuring actions we took in 2017 and early 2018. In March 2017, we adopted a restructuring plan to realign our business to increase focus towards investments in software platforms and to reduce the expense structure in our traditional systems business. We incurred pre-tax restructuring charges of $4.2 million in 2017 under this plan. In the first quarter of 2018, we established a new restructuring plan to further align our business resources based on the production releases of our platform offerings and incurred restructuring charges of $6.0 million during the first nine months of 2018. Our restructuring activities were completed by the end of the second quarter of 2018.
Net income was $0.8 million for the three months ended September 29, 2018 and a net loss of $13.7 million for the nine months ended September 29, 2018, compared to net losses of $17.9 million and $70.2 million for the three and nine months ended September 30, 2017, respectively. Since our inception we have incurred significant losses, and as of September 29, 2018, we had an accumulated deficit of $679.3 million. Further, as a result of the fluctuations described above and a number of other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017. For the nine months ended September 29, 2018, there have been no significant changes in our critical accounting policies and estimates other than the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
Comparison of the Three and Nine Months Ended September 29, 2018 and September 30, 2017
Revenue
Our revenue is comprised of the following:

•	Systems include revenue from the sale of access and premises systems, software platform licenses and cloud-based software subscriptions.

•	Services include revenue from professional services, customer support, software- and cloud-based maintenance, extended warranty subscriptions, training and managed services.
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Variance in Dollars	Variance in Percent	September 29, 2018	September 30, 2017	Variance in Dollars	Variance in Percent
Revenue:
Systems	$104,992	$106,442	$(1,450)	(1)%	$300,846	$305,395	$(4,549)	(1)%
Services	9,707	22,385	(12,678)	(57)%	24,958	67,073	(42,115)	(63)%
	$114,699	$128,827	$(14,128)	(11)%	$325,804	$372,468	$(46,664)	(13)%

Percent of total revenue:
Systems	92%	83%			92%	82%
Services	8%	17%			8%	18%
	100%	100%			100%	100%
Our revenue decreased by $14.1 million, or 11%, for the three months ended September 29, 2018, as compared to the corresponding period in 2017 due to lower services revenue of $12.7 million and to lower systems revenue of $1.5 million. Both of these declines were primarily related to a lower level of Connect America Fund, or CAF, projects. Systems revenue also declined due to lower revenue in traditional systems partially offset by greater traction with our AXOS and Calix Cloud platforms.
For the nine months ended September 29, 2018, our revenue decreased by $46.7 million, or 13%, as compared with the corresponding period in 2017 due to lower services revenue of $42.1 million primarily driven by a lower level of CAF professional services and the substantial completion of services associated with a significant turnkey network improvement project during the first quarter of 2017 and to lower systems revenue of $4.5 million, also impacted by a lower level of CAF projects and a decline in sales of our traditional systems. This was partially offset by greater traction with our AXOS and Calix Cloud platforms.
For the three and nine months ended September 29, 2018, revenue generated in the United States was $99.2 million and $281.3 million, or 87% and 86% of our total revenue, respectively, compared to $117.7 million and $332.3 million, or 91% and 89% of our total revenue, respectively, for the same periods in 2017. International revenue was $15.5 million and $44.5 million, or 13% and 14% of our total revenue, respectively, for the three and nine months ended September 29, 2018, as compared to $11.1 million and $40.1 million, or 9% and 11% of our total revenue, respectively, for the same periods in 2017.
We had one customer that accounted for more than 10% of our total revenue for the three and nine months ended September 29, 2018 as compared to one customer in the three months ended September 30, 2017 and two customers for the nine months ended September 30, 2017. See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on concentration of revenue for the periods presented.
Cost of Revenue, Gross Profit and Gross Margin
The following table sets forth our cost of revenue (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Variance in Dollars	Variance in Percent	September 29, 2018	September 30, 2017	Variance in Dollars	Variance in Percent
Cost of revenue:
Systems	$54,354	$55,494	$(1,140)	(2)%	$160,350	$171,166	$(10,816)	(6)%
Services	7,512	28,700	(21,188)	(74)%	19,696	78,969	(59,273)	(75)%
	$61,866	$84,194	$(22,328)	(27)%	$180,046	$250,135	$(70,089)	(28)%
Our cost of revenue decreased by $22.3 million and $70.1 million for the three and nine months ended September 29, 2018, respectively, as compared with the corresponding periods in 2017. This was primarily attributable to a decrease in cost of service revenue by $21.2 million and $59.3 million during the same periods, as we experienced higher levels of service activities in 2017, as well as higher costs attributed to rework, delays, unanticipated costs and overruns (including third party costs) for our turnkey network improvement projects in the year ago periods. Our cost of systems revenue also decreased by $1.1 million and $10.8 million for the three and nine months ended September 29, 2018, respectively, as compared with the corresponding periods in 2017 mainly due to improved regional and new product mix.
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Variance in Dollars	Variance in Percent	September 29, 2018	September 30, 2017	Variance in Dollars	Variance in Percent
Gross profit:
Systems	$50,638	$50,948	$(310)	(1)%	$140,496	$134,229	$6,267	5%
Services	2,195	(6,315)	8,510	(135)%	5,262	(11,896)	17,158	(144)%
	$52,833	$44,633	$8,200	18%	$145,758	$122,333	$23,425	19%
Gross margin:
Systems	48%	48%			47%	44%
Services	23%	(28)%			21%	(18)%
Overall	46%	35%			45%	33%
Gross profit increased to $52.8 million and $145.8 million for the three and nine months ended September 29, 2018, respectively, from $44.6 million and $122.3 million during the corresponding periods in 2017. Gross margin increased to 46% and 45% for the three and nine months ended September 29, 2018, respectively, from 35% and 33% for the corresponding periods in 2017. The increase in gross profit and gross margin for the three and nine months ended September 29, 2018 was primarily due to a shift in customer mix as well as a decrease in our services revenue, which carries a lower than average gross margin, as a mix of total revenue. Specifically, systems gross margin increased due to strength in sales to our smaller regional customers and to an increasing mix of new products that have higher margins than some of our older traditional products. Services gross margin improved primarily due to process improvements and efficiencies implemented over the past twelve months.
Given the recently enacted U.S. tariffs, we are working aggressively with partners and suppliers to re-engineer our supply chain and move production outside of China in addition to other supply chain improvements. We anticipate the cost impact of the current U.S. tariffs to be significant going forward, including in the next several quarters, but expect that we would be able to mitigate the impact of these tariffs through our supply chain re-engineering efforts with the cost impact diminishing beginning after the first half of 2019. We further anticipate that if we are successful in mitigating the impact of these tariffs within our planned timing, we would be able to avoid raising prices to our customers. Regardless of our mitigation plans, we expect these U.S. tariffs as well as the costs to realign our global supply chain will negatively impact overall gross margin.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Variance in Dollars	Variance in Percent	September 29, 2018	September 30, 2017	Variance in Dollars	Variance in Percent
Research and development	$21,111	$32,633	$(11,522)	(35)%	$68,748	$99,391	$(30,643)	(31)%
Percent of total revenue	18%	25%			21%	27%
The decrease in research and development expenses by $11.5 million and $30.6 million for the three and nine months ended September 29, 2018, respectively, as compared with the corresponding periods in 2017 was primarily due to the leverage of our software platforms enabling us to lower our level of investment and introduce new products faster. In addition, during 2017 and the first quarter of 2018, we restructured our business to increase our focus towards investments in software platforms and to reduce the expense structure in our traditional systems business. As a result, our personnel for research and development decreased for the three and nine months ended September 29, 2018 as compared with the corresponding periods in 2017, which resulted in lower compensation and employee benefits of $5.5 million and $16.9 million, respectively. The decrease was also due to lower expenses for the three and nine months ended September 29, 2018 as compared with the corresponding periods in 2017 for outside services of $3.4 million and $5.2 million, respectively, and lower expenditures relating to prototype and expendable equipment of $1.4 million and $5.4 million, respectively. We expect our investments in research and development will be relatively consistent in absolute dollars from our current levels in the near term.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Variance in Dollars	Variance in Percent	September 29, 2018	September 30, 2017	Variance in Dollars	Variance in Percent
Sales and marketing	$20,722	$18,448	$2,274	12%	$61,150	$59,306	$1,844	3%
Percent of total revenue	18%	14%			19%	16%
The increase in sales and marketing expenses by $2.3 million and $1.8 million for the three and nine months ended September 29, 2018, respectively, as compared with the corresponding periods in 2017 was primarily due to increased headcount, bonuses and marketing programs for new products. We expect sales and marketing expenses to increase in absolute dollars as variable compensation increases with revenue and as our annual ConneXions user group occurs in October 2018.

General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Variance in Dollars	Variance in Percent	September 29, 2018	September 30, 2017	Variance in Dollars	Variance in Percent
General and administrative	$10,481	$10,203	$278	3%	$29,947	$30,161	$(214)	(1)%
Percent of total revenue	9%	8%			9%	8%
The increase in general and administrative expenses by $0.3 million for the three months ended September 29, 2018 as compared with the corresponding period in 2017 was mainly due to higher personnel costs offset by lower professional services expenses primarily related to outside consulting services for the implementation of a new SaaS-based enterprise resource planning infrastructure, or SaaS-based ERP.
General and administrative expenses were flat for the nine months ended September 29, 2018 as compared with the corresponding period in 2017. We expect general and administrative expenses to remain elevated until the completion of our SaaS-based ERP project in the first half of 2019.
Gain on Sale of Product Line
During the nine months ended September 29, 2018, we recognized a gain of $6.7 million relating to the sale of our outdoor cabinet product line to Clearfield, Inc. for $10.4 million. See Note 10, “Product Line Divestiture” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
Restructuring Charges
The following table sets forth our restructuring charges (benefit) (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Variance in Dollars	Variance in Percent	September 29, 2018	September 30, 2017	Variance in Dollars	Variance in Percent
Restructuring charges (benefit)	$(157)	$612	$(769)	(126)%	$5,976	$2,268	$3,708	163%
Percent of total revenue	—%	—%			2%	1%
We adopted a restructuring plan in March 2017. This restructuring plan realigned our business, increasing our focus towards investments in software platforms and cloud products, while reducing our expense structure in the traditional systems business. We began to take actions under this plan beginning in March 2017 and recognized $0.6 million and $2.3 million of restructuring charges for the three and nine months ended September 30, 2017, respectively, consisting of severance and other one-time termination benefits. Actions pursuant to this restructuring plan were complete as of December 31, 2017.
We also established a new restructuring plan in February 2018 to further realign our business resources based on the production releases of our platform offerings. We incurred restructuring charges (benefit) of $(0.2) million and $6.0 million for the three and nine months ended September 29, 2018, respectively, consisting primarily of severance and other termination related benefits. Actions pursuant to this restructuring plan were complete as of June 30, 2018. See “Accrued Restructuring Charges” in Note 5, “Balance Sheet Details” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
Provision for Income Taxes
The following table sets forth our provision for income taxes (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	Variance in Dollars	Variance in Percent	September 29, 2018	September 30, 2017	Variance in Dollars	Variance in Percent
Provision for income taxes	$85	$225	$(140)	(62)%	$353	$1,075	$(722)	(67)%
Effective tax rate	9.5%	(1.3)%			(2.6)%	(1.6)%
The income tax provision for the three and nine months ended September 29, 2018 and September 30, 2017 consisted primarily of foreign and state income taxes. The effective tax rate for the three and nine months ended September 29, 2018 and September 30, 2017 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods. Our effective tax rate for the three and nine months ended September 29, 2018 and September 30, 2017 was impacted by the change in foreign income tax expense.
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
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations, borrowings on our line of credit, an equipment financing arrangement for financing certain lab equipment and sales of our common stock. As of September 29, 2018, we had cash and cash equivalents of $53.0 million, which consisted of deposits held at banks and money market mutual funds held at major financial institutions.
Operating Activities
Net cash provided by operating activities was $5.2 million for the nine months ended September 29, 2018 and consisted of a net loss of $13.7 million, partially offset by $10.4 million of cash flow increases reflected in the net change in assets and liabilities and $8.5 million of non-cash charges. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in accounts receivable of $13.2 million mainly due to collection from one of our key customers in early January 2018, an increase in accrued liabilities of $3.7 million primarily due to accrued incentive compensation and an increase in deferred revenue of $0.4 million due to the sale of our Cloud software platform. This was partially offset by a decrease in accounts payable of $5.1 million primarily due to a commensurate decline in cost of revenue. Non-cash charges primarily consisted of stock-based compensation of $7.8 million, depreciation and amortization of $7.1 million offset by gain on sale of product line of $6.7 million.
During the nine months ended September 30, 2017, cash used in operating activities increased as we continued to invest in research and development to pursue broader market and customer opportunities. Furthermore, during this period we continued to experience losses due to factors such as higher costs, delays and project overruns associated with our professional services business for turnkey network improvement projects (including CAF projects). As described below, these turnkey network improvement projects generally involve greater working capital needs at the outset as services and products are supplied, while revenue and cash collections occur after projects are accepted or agreed-upon milestones are reached. Net cash used in operations of $28.6 million for the nine months ended September 30, 2017 consisted of a net loss of $70.2 million, partially offset by $23.6 million of cash flow increases reflected in the net change in assets and liabilities and $17.9 million of non-cash charges. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in deferred cost of revenue of $11.9 million mainly due to recognition of associated costs related to turnkey network improvement projects that are either accepted or for which agreed-upon milestones are reached, partly offset by an increase in deferred revenue of $1.3 million attributed to additional deferral of revenue related to turnkey network improvement projects, a decrease in inventories of $8.2 million primarily due to higher inventory turnover, a decrease in accounts receivable of $7.1 million mainly due to collection from one of our customers for turnkey improvement projects and an increase in accounts payable of $5.5 million primarily due to the timing of inventory receipts and payments to our manufacturers. This was partially offset by a decrease in accrued expenses and other liabilities of $10.1 million primarily due to a decrease in customer advance payments for turnkey services projects for one of our customers and partly due to the timing of our payments of payroll, sales commissions and other expenses. Non-cash charges primarily consisted of stock-based compensation of $9.3 million, depreciation and amortization of $7.6 million and amortization of intangible assets of $0.8 million.
Investing Activities
Net cash provided by investing activities of $4.8 million for the nine months ended September 29, 2018 consisted of cash proceeds of $10.4 million from the sale of our outdoor cabinet product line partially offset by capital expenditures of $5.6 million for purchases of test equipment, computer equipment and software.
Net cash provided by investing activities of $14.4 million for the nine months ended September 30, 2017 consisted of net sales and maturities of marketable securities of $21.2 million partially offset by capital expenditures of $6.8 million for purchases of test equipment, computer equipment and software.

Financing Activities
Net cash provided by financing activities of $3.7 million for the nine months ended September 29, 2018 consisted primarily of the proceeds from the issuance of common stock under our employee stock purchase plans.
Net cash provided by financing activities of $27.8 million for the nine months ended September 30, 2017 primarily consisted of net proceeds from our line of credit of $30.0 million and the proceeds from the issuance of common stock under our employee stock purchase plan of $0.7 million, partially offset by the payment of payroll taxes for the vesting of awards under our 2010 Equity Incentive Award Plan of $2.7 million and payments to originate the line of credit of $0.2 million.
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
In August 2017, we entered into the Loan Agreement for a senior secured revolving credit facility with SVB, which provides for a revolving credit facility of up to $30.0 million based on a customary accounts receivable borrowing base, subject to certain exceptions for accounts originating outside the United States and certain specific accounts, which could reduce the amount available to us under the credit facility. The Loan Agreement includes affirmative and negative covenants and requires us to maintain a liquidity ratio at minimum levels specified in the Loan Agreement. For the month ended November 30, 2017, we were not able to maintain the minimum Adjusted Quick Ratio, or AQR, (as defined in the Loan Agreement) at the level required in the Loan Agreement, which constituted an event of default. Although SVB waived this event of default effective as of November 30, 2017 and, therefore, this default did not change our ability to borrow under the Loan Agreement, we were required to amend certain covenants under the Loan Agreement and, in February 2018, we entered into an amendment to the Loan Agreement that, among other things, amended certain affirmative financial covenants, including reductions to the required minimum level of the AQR and the inclusion of an additional financial covenant related to the maintenance of Adjusted EBITDA (as defined in the Loan Agreement, as amended). In August 2018, we entered into a second amendment to Loan Agreement that, among other things, extended the maturity date from August 7, 2019 to August 7, 2020, amended certain financial covenants, including covenants with respect to the AQR and the Adjusted EBITDA, and changed the compliance requirements for the AQR covenant from a monthly basis to a quarterly basis. As of September 29, 2018, we are in compliance with these covenants. Although we were compliant with the financial covenants under the Loan Agreement at September 29, 2018, given our current financial position and history of operating losses, it is possible that we may fail to meet the minimum levels required by the financial covenants in a future period. In particular, if we are unable to generate positive cash flows on a continued basis, we could fall below the minimum AQR requirement, which would constitute an event of default under the Loan Agreement.
As of September 29, 2018, $30.0 million in principal amount of borrowings was outstanding under this line of credit. Please refer to Note 6, “Credit Agreements” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on this credit facility.
We established a new restructuring plan in early 2018 to further realign our business resources based on the production releases of our platform offerings. We incurred restructuring charges of $6.0 million for the nine months ended September 29, 2018 consisting of primarily of severance and other termination related benefits. These actions were completed as of June 30, 2018 and are expected to result in annualized savings of over $20 million.
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
In the second and third quarters of 2018, we entered into financing arrangements to purchase research and development equipment for approximately $2.4 million. Each agreement is to be paid over 36 months.
We believe, based on our current operating plan and expected operating cash flows, that our existing cash and cash equivalents, along with available borrowings under our SVB line of credit, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We expect to continue to draw on the SVB line of credit from time to time to support our working capital needs. Our future capital requirements will depend on many factors including our rate of revenue growth; timing of customer payments and payment terms, particularly of larger customers; the timing and extent of spending to support development efforts, particularly research and development related to growth initiatives such as our software defined access portfolio, our ability to partner with third parties to outsource our research and development projects; our ability to manage product cost, including the cost impact of the current U.S. tariffs as well as our ability to mitigate the cost impact through supply chain re-engineering as currently planned, the possibility of additional tariffs that may impact our product costs and higher component costs associated with new technologies; our ability to implement efficiencies and maintain product margin levels; the timing, extent and size of turnkey professional services projects and our ability to develop operational efficiencies and successfully scale that business; the expansion of sales and marketing activities; the timing of introductions and customer adoption of new products and enhancements to existing products; the acquisition of new capabilities or technologies; and the continued market acceptance of our products. If we are unable to execute to our current operating plan or generate positive operating income and positive cash flows, our liquidity, results of operations and financial condition will be adversely affected and we may fail to comply with the covenants in the Loan Agreement, in which case we may not be able to borrow under the SVB line of credit. In particular, until we are able to mitigate the cost impact of the U.S. tariffs, these tariffs will have a material adverse impact on our cash flows. Re-engineering of our supply chain to mitigate the impact of the tariffs requires significant effort, may take longer to complete than anticipated and may require higher expenditures than planned. Moreover, there remains uncertainty as to the scope of the tariffs and whether additional tariffs or other measures may be imposed that could have further cost impact to us. We may need to seek other sources of liquidity, including the sale of equity or incremental borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which may adversely impact our business and growth.
Contractual Obligations and Commitments
Our principal commitments as of September 29, 2018 consist of our contractual obligations under the Loan Agreement, equipment financing arrangements, operating leases for office space and non-cancelable outstanding purchase obligations. The following table summarizes our contractual obligations at September 29, 2018 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Line of credit, including interest (1)	$33,756	$2,025	$31,731	$—	$—
Equipment financing arrangements (2)	2,243	847	1,396	—	—
Operating lease obligations (3)	24,577	3,463	10,817	6,728	3,569
Non-cancelable purchase commitments (4)	76,652	59,108	17,544	—	—
	$137,228	$65,443	$61,488	$6,728	$3,569
(1) Line of credit contractual obligations include projected interest payments over the term of the Loan Agreement, assuming interest rate in effect for the outstanding borrowings as of September 29, 2018 and payment of the borrowings on August 7, 2020, the contractual maturity date of the credit facility. See Note 6, “Credit Agreements” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our contractual obligations relating to our line of credit.
(2) Represents loan payments, including interest, for an equipment financing arrangements. See Note 7, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our outstanding purchase commitments.
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
Off-Balance Sheet Arrangements
As of September 29, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At September 29, 2018, we had cash and cash equivalents of $53.0 million, which were held primarily in cash and money market funds. Due to the nature of these money market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings under our revolving credit facility pursuant to our Loan Agreement with SVB. Borrowings under the Loan Agreement will bear interest through maturity at a variable annual rate based upon an annual rate of either a prime rate or a LIBOR rate, plus an applicable margin between 0.50% to 1.50% for prime rate advances and between 2.00% and 3.00% for LIBOR advances based on the Company’s maintenance of an applicable liquidity ratio. As of September 29, 2018, we had $30.0 million outstanding in borrowings under the Loan Agreement.
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

	Nine Months Ended
	September 29, 2018	September 30, 2017
USD	89%	90%
RMB	8%	7%
GBP	3%	3%
BRL	—%	—%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, GBP and BRL, our operating expenses for the first nine months of 2018 would have decreased or increased by approximately $1.9 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 29, 2018 was a net translation loss of approximately $0.6 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Condensed Consolidated Statements of Comprehensive Income (Loss). During the nine months ended September 29, 2018, the net gain we recognized related to these foreign exchange assets and liabilities was approximately $0.4 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of September 29, 2018, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
Adverse global economic conditions and geopolitical issues could have a negative effect on our business, results of operations and financial condition and liquidity.
As a global company, our performance is affected by global economic conditions as well as geopolitical issues. In recent years concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. Geopolitical issues, such as the ones resulting in the recent tariffs imposed by both the U.S. and China create uncertainly for global commerce. Sustained uncertainty about, or worsening of, global economic conditions and geopolitical issues may cause our customers to reduce or delay spending and could intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and result of operations.
We have a history of losses, and we may not be able to generate positive operating income and positive cash flows in the future.
We have experienced net losses in each year of our existence. We incurred net losses of $83.0 million in 2017, $27.4 million in 2016, and $26.3 million in 2015. For the first nine months of 2018, we incurred a net loss of $13.7 million. As of September 29, 2018, we had an accumulated deficit of $679.3 million.
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
In addition to the other risk factors listed in this “Risk Factors” section, factors that have in the past and may continue to contribute to the variability of our operating results include:

•	our ability to predict our revenue and reduce and control product costs, including larger scale turnkey network improvement projects that may span several quarters;

•	the impact of global economic conditions;

•	the impact of current and future tariffs that may impact our products, including the U.S. tariffs on goods imported from China;

•	our ability to increase our sales to larger CSPs globally;

•	the capital spending patterns of CSPs and any decrease or delay in capital spending by CSPs due to macro-economic conditions, regulatory uncertainties or other reasons;

•	the impact of government-sponsored programs on our customers;

•	intense competition;

•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;

•	our ability to achieve market acceptance of our products and CSPs’ willingness to deploy our new products;

•	the concentration of our customer base as well as our dependence on a limited number of key customers;

•	the length and unpredictability of our sales cycles and timing of orders;

•	our lack of long-term, committed-volume purchase contracts with our customers;

•	our exposure to the credit risks of our customers;

•	fluctuations in our gross margin;

•	the interoperability of our products with CSP networks;

•	our dependence on sole-, single- and limited-source suppliers;

•	our ability to manage our relationships with our third-party vendors, including contract manufacturers, ODMs, logistics providers, component suppliers and development partners;

•	our ability to forecast our manufacturing requirements and manage our inventory;

•	our products’ compliance with industry standards;

•	our ability to expand our international operations;

•	our ability to protect our intellectual property and the cost of doing so;

•	the quality of our products, including any undetected hardware defects or bugs in our software;

•	our ability to estimate future warranty obligations due to product failure rates;

•	our ability to obtain necessary third-party technology licenses at reasonable costs;

•	the regulatory and physical impacts of climate change and other natural events;

•	the attraction and retention of qualified employees and key management personnel;

•	our ability to build and sustain an adequate and secure information technology infrastructure; and

•	our ability to maintain proper and effective internal controls.
Our gross margin may fluctuate over time, and our current level of gross margin may not be sustainable.
Our current level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer, geographic or product mix, including the mix of configurations within each product group;

•	the pursuit or addition of new large customers;

•	increased price competition, including the impact of customer discounts and rebates;

•	the impact of current and future tariffs that may impact our products, including the U.S. tariffs on goods imported from China;

•	our ability to reduce and control product costs;

•	an increase in revenue mix toward services, which typically have lower margins;

•	changes in component pricing;

•	changes in contract manufacturer rates;

•	charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	introduction of new products and new technologies, which may involve higher component costs;

•	our ability to scale our services business in order to gain desired efficiencies;

•	changes in shipment volume;

•	changes in or increased reliance on distribution channels;

•	potential liabilities associated with increased reliance on third-party vendors;

•	increased expansion efforts into new or emerging markets;

•	increased warranty costs;

•	excess and obsolete inventory and inventory holding charges;

•	expediting costs incurred to meet customer delivery requirements; and

•	potential costs associated with contractual liquidated damages obligations.
Substantially all of the products we currently sell in the United States are manufactured in China. The imposition by the federal government of tariffs on goods imported from China has significantly increased the cost of our products manufactured in China and imported into the United States which may have a material adverse effect on our business, gross margins and results of operations.
Recently, the federal government imposed significant tariffs on goods imported from China in connection with China's intellectual property practices with proposed additional tariffs of $200 billion or more covering a broader list of goods imported from China. Substantially all of the products that we sell in the United States are currently manufactured in China. Accordingly, we expect that these U.S. tariffs as currently implemented would have significant cost impact to us to the extent we are not able to mitigate the impact of the tariffs. Although we are actively working to modify our supply chain operations to avoid the impact of these tariffs, if we are not able to successfully modify our supply chain operations as planned, the tariffs could have a material adverse impact on our product margins, result of operations and cash flows. Furthermore, transition of global supply chain operations is complex, require significant resources and carry numerous risks of disruptions to the manufacture and supply of our products, delays in implementation of our transition plans and significant unanticipated costs, including exacerbation of the risks associated with our reliance upon third-party manufacturing and supply partners. Disruptions, delays or unanticipated costs associated with the supply of our products due to our transition efforts could impair our ability to meet customer requirements, result in cancellation of orders and harm our relationships with our customers, all of which could materially impact our revenues, gross margin and result of operations. Additional risks associated with our reliance upon third-party manufacturing and supply partners are described in the below risk factors captioned “We utilize domestic and international third-party vendors to assist in the design, development and manufacture of certain of our products, and to provide logistics services in the distribution of our products. If these vendors fail to provide these services, we could incur additional costs and delays or lose revenue” and “If we fail to forecast our manufacturing requirements accurately or fail to properly manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays and lose revenue.”
The imposition of any additional tariffs or trade restrictions that may be implemented by the United States or other countries in connection with a global trade war, could increase the cost of our products manufactured in China or other countries, which in turn could adversely affect the demand for these products and have a material adverse effect on our business, gross margins and results of operations.

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
Many factors affecting our results of operations are beyond our control, particularly in the case of large CSP orders and network infrastructure deployments involving multiple vendors and technologies where the achievement of certain thresholds for acceptance is subject to the readiness and performance of the CSP or other providers and changes in CSP requirements or installation plans. Further, CSPs may not pursue investment for our new platforms or infrastructure upgrades that require our access systems and software. Infrastructure improvements may be delayed or prevented by a variety of factors including cost, regulatory obstacles (including uncertainties associated with the implementation of regulatory reforms), mergers, lack of consumer demand for advanced communications services and alternative approaches to service delivery. Reductions in capital expenditures by CSPs, particularly CSPs that are significant customers, may have a material negative impact on our revenue and results of operations and slow our rate of revenue growth. As a consequence, our results for a particular period may be difficult to predict, and our prior results are not necessarily indicative of results in future periods.
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
In recent years, there has been greater customer demand for certain professional and support services for our products, which usually have a lower gross margin than product purchases. In particular, we have experienced increased demand for professional services associated with network improvement projects, which typically are turnkey projects whereby we supply products and related professional services such as network planning, product installation, testing and network turn up. Revenue recognized from such professional services may be delayed because of the timing of completion and acceptance of a project or milestone, including third-party delays that may be outside our control. Additionally, if we are unable to meet project deadlines for professional and support services due to our suppliers’ inability to meet our demands for components or for any other reasons, we will incur additional costs, including higher premiums to source necessary components, additional costs and expedited fees to meet project deadlines, all of which negatively impact our gross margin. We also rely upon third-party subcontractors to assist with some of our services projects, which generally result in higher costs and increased risk of cost overruns, including expenditures for costly rework, which also negatively impact our gross margin. Increases in professional services as a proportion of our revenue mix have resulted in lower overall gross margin and may continue to result in lower overall gross margin in future periods. This negative impact on gross margin is exacerbated in periods where we experience accelerated levels of activity and incur ramp up costs to meet project requirements and customer deadlines. Furthermore, we may not achieve the desired efficiencies and scale in our professional services business, which will have an adverse impact on our gross margin.
Product development is costly, and if we fail to develop new products or enhancements that meet changing CSP requirements, we could experience lower sales.
Our industry is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and unanticipated changes in subscriber requirements. Our future success will depend significantly on our ability to anticipate and adapt to such changes, and to offer, on a timely and cost-effective basis, products and features that meet changing CSP demands and industry standards. We intend to continue to invest in developing new products and enhancing the functionality of our platforms, including to reach a broader set of customers. Developing our products is expensive and complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. Our research and development expenses were $127.5 million, or 25% of our revenue, in 2017, $106.9 million, or 23% of our revenue, in 2016 and $89.7 million, or 22% of our revenue, in 2015. For the first nine months of 2018, our research and development expenses were $68.7 million, or 21% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts, including increased reliance on third-party development partners, to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
The Loan Agreement we entered into in August 2017 with SVB provides for a revolving credit facility based on a customary accounts receivable borrowing base, subject to certain exceptions and exclusions, such that borrowings available to us are limited by eligible accounts receivable (as defined in the Loan Agreement). We are dependent on our existing cash, cash equivalents and borrowings available under our Loan Agreement to provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next twelve months. If our financial position deteriorates, our borrowing capacity under the credit facility may be reduced, which would adversely impact our business and growth. In addition, the Loan Agreement includes affirmative and negative covenants and requires that we maintain a specified minimum liquidity ratio and maintenance of Adjusted EBITDA (as defined in the Loan Agreement, as amended). The negative covenants also include, among others, restrictions on our and our subsidiaries’ transferring collateral, making changes to the nature of our business or the business of the applicable subsidiary, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, engaging in transactions with affiliates, making payments in respect of subordinated debt, creating liens and selling assets, in each case subject to certain exceptions. Failure to maintain these restrictive covenants and requirements can limit the amount of borrowings that are available to us, increase the cost of borrowings under the facility, and/or require us to make immediate payments to reduce borrowings. For the month ended November 30, 2017, we were not able to maintain the minimum AQR at the level required in the Loan Agreement, which constituted an event of default. Although SVB waived this event of default effective as of November 30, 2017 and, therefore, this default did not terminate our ability to borrow under the Loan Agreement, we were required to pay an amendment fee and amend certain covenants under the Loan Agreement and, in February 2018, we entered into an amendment to the Loan Agreement that, among other things, amended certain affirmative financial covenants, including reductions to the required minimum level of the AQR and the inclusion of an additional financial covenant related to the maintenance of Adjusted EBITDA. In August 2018, we entered into a Second Amendment to the Loan Agreement to, among other things, provide for the extension of the maturity date of the senior secured revolving credit facility to August 7, 2020 and further amend certain financial covenants, including covenants with respect to the AQR and the Adjusted EBITDA. Although we were compliant with the financial covenants under the Loan Agreement at September 29, 2018, we have in the past been unable to meet the AQR level required in the Loan Agreement. Given our current financial position and history of operating losses, it is possible that we may fail to meet the minimum levels required by the financial covenants in a future period. In particular, if we are unable to generate positive cash flows on a continued basis, we could fall below the minimum AQR requirement, which would constitute an event of default under the Loan Agreement. Events beyond our control could have a material adverse impact on our results of operations, financial condition or liquidity, in which case we may not be able to meet our financial covenants. The Loan Agreement covenants may also affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions.
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

•
uncertainty with regards to tariffs imposed by the federal government on products imported from China and future actions the federal government may take with respect to international trade agreements and U.S. tax provisions related to international commerce that could adversely affect our international operations.

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
We may need to raise additional capital to fund operations in the future. Our working capital needs and cash use have continued to increase to support our growth initiatives, and we may need additional capital if our current plans and assumptions change. In addition, the recently implemented U.S. tariffs are expected to have significant negative impact on our cash flows until we are able to mitigate the impact of the tariffs whether through re-engineering of our supply chain or otherwise. Delays in our mitigation plans or unanticipated expenditures associated with these mitigation efforts would further negatively impact our cash flows and result of operations. Failure to maintain certain restrictive covenants and requirements under the Loan Agreement could result in limiting the amount of borrowings that are available to us, increase the cost of borrowings under the credit facility, and/or cause us to make immediate payments to reduce borrowings or result in an event of default. If future financings involve the issuance of equity securities, our then-existing stockholders would suffer dilution. If we raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. If we are unable to generate positive operating income and positive cash flows from operations, our liquidity, results of operations and financial condition will be adversely affected. Furthermore, if we are unable to generate sufficient cash flows to support our operational needs, we may need to seek additional sources of liquidity, including borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1	Second Amendment to Loan and Security Agreement dated August 24, 2018 by and between Silicon Valley Bank and Calix, Inc. †

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested as to certain portions of this agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: November 5, 2018	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2018	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)