Form 10-K
period 2018-12-31
CALIX, INC
filed 2019-03-01
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-34674

Calix, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0438710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2777 Orchard Parkway San Jose, California (Address of Principal Executive Offices)	95134 (Zip Code)
Registrant’s telephone number, including area code (408) 514-3000 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.025 par value	The New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange on June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $346 million. Shares held by each executive officer, director and by each other person (if any) who owns more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 25, 2019, the number of shares of the registrant’s common stock outstanding was 54,040,657.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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

•	our ability to increase our sales to larger communications service providers, or CSPs, globally;
•	the capital spending patterns of CSPs, and any decrease or delay in capital spending by CSPs due to macro-economic conditions, regulatory uncertainties, or other reasons;
•	the impact of government-sponsored programs on our customers and the impact to our customers of the recent U.S. government shutdown;
•	intense competition;
•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;
•	our ability to ramp sales and achieve market acceptance of new our products and CSPs’ willingness to deploy our new products;
•	the concentration of our customer base as well as our dependence on a limited number of key customers;
•	the length and unpredictability of our sales cycles and timing of orders;
•	our lack of long-term, committed-volume purchase contracts with our customers;
•	our exposure to the credit risks of our customers;
•	fluctuations in our gross margin;
•	the interoperability of our products with CSP networks;
•	our dependence on sole-, single- and limited-source suppliers;
•
our ability to manage our relationships with our third-party, including contract manufacturers, or CMs, original design manufacturers, or ODMs, logistics providers, component suppliers and development partners;

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
Company Overview
Calix, Inc. (together with its subsidiaries, “Calix,” “we,” “our” or “us”) was incorporated in August 1999 and is a Delaware corporation. Calix is a leading global provider of cloud and software platforms, systems and services required to deliver the unified access network and smart premises of tomorrow. Our mission is to connect everyone and everything. Calix platforms empower our customers to build new business models, rapidly deploy new services and make the promise of the smart home and business a reality. Innovative communications service providers, or CSPs, rely on Calix platforms to help them master and monetize the complex infrastructure between their subscribers and the cloud. Our platforms and services help our customers build next generation networks by embracing a DevOps operating model, optimizing the subscriber experience by leveraging big data analytics and turning the complexity of the smart home and business into new revenue streams.
We are the pioneer in software defined access, or SDA, and our portfolio of solutions is designed to help CSPs meet emerging threats from web-scale players and reinvent how they serve their device-enabled subscribers. Our platforms enable our customers to capitalize on the opportunity that is being generated by the Internet of Things, or IoT, augmented and virtual reality applications and autonomous technologies. Our customers, who are embracing our strategic platforms, recognize that providing a sensational subscriber experience, via an infrastructure that is Always On, can be enhanced at a DevOps pace and is intelligent enough to run itself, enables them to compete in the future. We also provide cloud analytics designed to help service providers create and market new offerings that monetize their investments in the network. Finally, we strive to put our customers and their brands first to ensure that they will always have a central place in their subscribers’ lives. Our solution strategy is intended to help our customers build and reinforce their brand presence within their subscribers’ premises. We believe this must be an element of their strategy for sustaining and growing their businesses.
Our current customers include CSPs of almost every size and type. Our solutions may be used by any entity providing communications services to a subscriber. This universe includes local and competitive exchange carriers, cable multiple system operators, or cable MSOs, wireless internet service providers, or wireless ISPs, overbuilders such as municipalities and electric cooperatives, hospitality providers and others globally. We market and sell our portfolio to CSPs globally through our direct sales force as well as in partnership with a number of resellers. We have enabled over 1,500 customers to deploy passive optical, Active Ethernet and point-to-point Ethernet fiber access networks.
Industry Background and Trends
CSPs compete in a rapidly changing market to deliver a range of services to their residential and business subscribers. Subscribers purchase an array of services from providers, starting with basic voice and data through advanced broadband services such as high-speed Internet, Internet protocol television, or IPTV, mobile broadband, high-definition, ultra-high-definition and over-the-top video and online gaming from a variety of CSPs. Consumers are also rapidly adding devices that require high bandwidth, low latency services such as virtual and augmented reality as well as IoT devices that bring significant complexity to the premises network. It is likely that adoption of autonomous technologies such as self-driving cars will dramatically increase demand and complexity.
The rapid growth in new technologies is generating increased network traffic and putting pressure on CSPs to cost effectively upgrade and enhance their networks to meet demand. For example, Cisco Systems, Inc. estimates that global Internet Protocol, or IP, traffic on a monthly basis will increase from 122 exabytes in 2017 to 396 exabytes in 2022, representing a compound annual growth rate of 26%. By 2022, 81% of IP traffic will originate from non-personal computer devices. The impact of video service on network traffic will become even more pronounced with the introduction of ultra-high-definition video streaming. For example, an Internet-enabled high-definition television that draws 2 hours of content per day generates as much traffic as an entire typical household today. Combined with the growth of video viewing on smartphones and tablets, demands on the network will continue to accelerate. The proliferation of new devices (and usage patterns) creates a tremendous opportunity and increases the pressure on CSPs to offer new services and create revenue streams by mastering the complexity of the smart home and business for their subscribers.
The Emergence of Web-Scale Players as a Competitive Force
The level of competition among CSPs - wireline and wireless service providers, cable MSOs and other CSPs - has increased over the last decade as traditional service boundaries have fallen. All providers are now competing for the same residential and business subscribers using similar types of IP-based services. The explosion of new technologies in the subscriber premises creates significant new opportunities for all CSPs. Technology innovators of all types and sizes are moving aggressively to seize that opportunity. Perhaps the most significant recent change in the competitive dynamic across the communications industry is the aggressive entrance of web-scale players into subscribers’ homes and businesses via interactive smart home hubs and devices. These entrants, such as Amazon, Google and Microsoft, are extending their current platforms (e.g., data driven search, e-commerce) into subscriber premises with new devices and services that are helping to reshape the home environment. The simplicity of operating these devices, as well as their use of data, enables these web-scale players to rapidly deploy new services and command a central place in the subscriber’s daily life. The level of insight that they generate by mining user data, coupled with their DevOps business model, positions them to offer and deploy services to subscribers at pace that traditional CSP operating and business models cannot match.
To address this challenge and establish control of the device-enabled subscriber, we believe CSPs must respond by leveraging analytical tools that utilize network data and subscriber behavioral data to tailor services that meet the individual subscribers’ needs. These services include high-bandwidth packages, managed Wi-Fi, whole home Wi-Fi and smart home and business services. We believe these new services represent the CSP’s greatest opportunity to create new revenue streams and higher average revenue per user, or ARPU, while reducing subscriber churn. CSPs must also mine network and subscriber data to streamline and automate subscriber facing functions such as customer service. These data-driven approaches can significantly reduce service costs, improve profitability and support investment in new services and technologies. Increasingly, companies in the communications space will embrace strategies that apply machine learning and artificial intelligence technologies that promise to dramatically improve the subscriber experience, build subscriber intimacy and loyalty, while increasing ARPU. By leveraging data to build a tighter bond with their subscribers and deliver high-value services, CSPs can more effectively meet the challenge presented by web-scale players.
The Rise of Smart Premises
We believe 2018 was the tipping point for the smart home market. IoT, virtual reality and other connected devices have become mainstream for many consumers and they are increasingly prevalent in subscriber premises. Worldwide, the smart speaker installed base is expected to reach more than 225 million units by 2020 according to Canalys. IDC anticipates a compound annual growth rate of 18.5% as the smart home market balloons to 939.7 million devices shipped in 2022. Finally, according to Statista, the average annual revenue per installed smart home amounts to $186. Leading technology players such as Amazon and Apple recognize this new business opportunity, and they have created significant new smart premises offerings. This trend exacerbates the significant disruption to CSP business models already created by “over-the-top” services like Netflix, Facebook and YouTube.
To improve performance and coverage throughout their homes, many subscribers are purchasing Wi-Fi routers and gateways via consumer channels and introducing them into the home network. Since these consumer products do not provide carrier class management capabilities that enable remote diagnostics, management and troubleshooting, performance issues can create satisfaction issues for the subscriber and a cost burden for the service provider. The introduction of smart devices into the home is accelerating the scale and complexity of these management challenges for CSPs. According to Parks Associates, nearly 50% of smart home device owners reported issues setting up their devices. Increasingly, subscribers view any device that is connected to the home network as the purview and responsibility of their CSP regardless of what the device is or where they may have purchased it. When these issues arise, subscribers typically contact their CSPs for help.
Recognizing that many subscribers see the CSP as the logical source of insights and services that enable the smart home and business, innovative CSPs are developing strategies and business models that embrace these new technologies via carrier class premises systems. Over the last year, several of the largest and most innovative CSPs have announced strategies that incorporate the latest technologies such as voice interaction and IoT connectivity into their service offerings for subscribers. By leveraging cloud management technologies and developing a proactive strategy for smart device connectivity, voice interaction, security and premises system instrumentation, CSPs can position themselves as the critical enabler of the smart home and business. Winners will embrace software platforms that enable all of these capabilities and premises systems that provide a foundation for turning the current burden of the smart home into new services and revenue streams.
The Shift to a DevOps Business Model
Access networks directly and physically connect the residential or business subscriber to the CSP’s data center, central office or similar facilities and create the on-ramp to the Internet. The access network is critical for service delivery as it governs the bandwidth capacity, service quality available to subscribers and ultimately the services and experience CSPs can provide to subscribers. Providing differentiated, high-quality, high-speed connectivity has become increasingly critical for CSPs to retain and expand their subscriber base and launch new revenue-generating services. To meet the demands of device-enabled subscribers, CSPs are starting to deploy access technologies that are software defined and leverage next generation Passive Optical Network, or PON, architectures such as NG-PON2, XGS-PON and 10G EPON. In doing so, they will address many of limitations of legacy access systems:

•
Limited capacity of outdated access architectures - Network architectures have physical limitations in their ability to scale bandwidth, avoid latency issues and deliver the advanced broadband services subscribers demand today and are expected to increasingly demand in the future.

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

•
Back-office systems that inhibit deployment of new services - Traditional methods for operationalizing new products and services often require significant testing and lengthy back-office integration activities. This often places CSPs at a competitive disadvantage relative to emerging service providers that are leveraging agile management practices.

By replacing traditional hardware functions with SDA, as well as software defined networking, or SDN, CSPs can overcome these operational challenges and bring new products and services to market faster. Many CSPs are embracing SDA and SDN to help accelerate innovation, deploy automation, bring agility to their network and significantly reduce service disruptions. By embracing standards-based, modular software platforms that abstract software functions from hardware, CSPs can free themselves from a dependence on specific hardware technologies and upgrade their access network to enable a DevOps business model. The winning service providers of the future will embrace SDA platforms and transform their access networks into a competitive weapon. Ultimately, this new model will enable CSPs to manage a complete range of access systems across every deployment scenario (e.g., central office, head-end, cabinet, mounted on a pole) in a consistent manner. With this shift they will introduce services at a pace that can then match the speed of the web-scale players.

The Imperative to Develop Lean Operating Models
CSPs face a dual challenge in the coming years - mounting competitive pressure and the requirement to increase their investments in technologies that can deliver the new services that their subscribers demand. Most will need to make shifts in their operating models to thrive in the coming decade. They must implement a lean operating model that reduces the overall operating cost to run the network and deliver services to subscribers at an accelerated pace as well as at a significantly lowered cost. The adoption of new technologies that provide automation and intelligence, such as SDA, will help service providers adopt agile operating models and reduce the burden of network and back-office operations.

The Deployment of 5th Generation, or 5G, Networks
As subscribers adopt next generation mobile applications and technologies, the demand for higher bandwidth, lower latency and dramatically higher device densities is accelerating. Because existing LTE mobile networks are increasingly challenged to meet these demands, many CSPs are announcing and moving to deploy 5G mobile networks that promise dramatically greater performance and capabilities for mobile and fixed broadband services. 5G is significantly different from previous generations in the mobile evolution because it delivers higher bandwidth (10 Gbps per radio), lower latency (less than 1 msec) and supports a dramatically greater number of connections (1 million devices per km2). By leveraging higher frequency spectrum and more efficient data encoding, 5G offers CSPs a path to differentiate their services and shift the competitive landscape. CSPs are pursuing two major strategies to deploy 5G capabilities across their networks:

•
Upgrading existing LTE infrastructure - By upgrading their existing LTE wireless networks with 5G radios, CSPs will realize 10 to 20 percent higher bandwidth for 5G mobile devices. This approach will offer a quick path to 5G services for some CSPs and may differentiate their mobile broadband services. However, this incremental strategy offers relatively limited improvements in wireless capacity.

•
Leveraging millimeter wavelength technology - Leading CSPs will deploy thousands of millimeter wave 5G small cells to realize a 5- to 10-fold increase in capacity across their mobile and fixed broadband networks. This approach will enable CSPs to support virtually any next generation mobile, augmented or virtual reality, IoT or autonomous vehicle or device application. This will open up tremendous new business opportunities for early adopters. Due to the inherent range limitations of millimeter wave technology, 5G small cells must be deployed in very close proximity to subscriber devices. This will require the deployment of thousands of 5G small cells throughout a CSPs network to deliver services to subscribers.

With the adoption of 5G millimeter wavelength technology, CSPs will require transport that is both very capable and economically efficient. CSP cell networks will ultimately come to resemble high-density broadband access networks that leverage high-bandwidth, reliable fiber transport. To make the economics work, CSPs will ultimately need to embrace fiber efficient point-to-multi-point capabilities offered by NG-PON2 that include:

•	Aggregated 10 gigabit services delivered over a single wave length;

•	Channel bonding to increase capacity delivered for a single service; and

•	Multiple wave lengths over a single PON to provide unmatched resiliency and low latency operations.
While 5G networks will be significantly more capable, the deployment of thousands of radio stations will introduce significant operational complexity for CSPs. As a result, 5G will accelerate the imperative for CSPs to adopt SDA technologies that simplify network operations and architectures. CSPs will also need to embrace advanced premises systems that exploit the capabilities delivered by 5G fixed wireless access networks to deliver an exceptional subscriber experience.
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
In the United States, programs like the Connect America Fund, or CAF, and E-Rate provide billions of dollars each year to CSPs in the form of capital investment incentives, grants and loans to encourage broadband network investment in unserved or underserved communities and schools. For example, in 2015, the CAF program was authorized to distribute $1.5 billion per year through 2020 to offset the costs of installing and operating CSP operated broadband and voice networks for large service providers in the United States. In 2016, this program was extended to smaller service providers to distribute $2.0 billion annually over the next 10 years to offset the costs of installing and operating CSP operated broadband and voice networks. In order to promote greater accountability, in 2019 the Federal Communications Commission established a uniform framework for measuring the speed and latency performance for recipients of CAF. CSPs who wish to continue leveraging this program must seek new solutions that enable them to report and demonstrate their ability to meet the requirements established by this new framework. In addition, the E-Rate program was authorized to offer $1.5 billion in grants to build gigabit capable network connections to schools. The E-Rate program targeted at networks is funded at its current level indefinitely.
The Canadian Radio-television and Telecommunications Commission in 2016 created a fund targeted at increasing broadband coverage and speeds that made available up to $750 million over the next five years, and the European Commission is pursuing similar goals via its Connecting Europe Facility and other programs.
There are also increasing investments being made by governments at the state level. Programs such as Minnesota’s Border-to-Border Grant Program ($20 million in 2017), Tennessee’s Broadband Accessibility Act ($45 million over three years) and New York’s Broadband for All Program ($500 million over three years) have created grant programs that encourage investments in broadband to unserved areas. These state level programs will complement national programs and increase investment in unserved and underserved areas.
With the increasing importance of broadband connectivity and the evolution of the smart home and business market, we expect this investment focus to continue and potentially increase to accommodate higher service tiers. World-class connectivity and services are becoming essential capabilities for individuals, as well as businesses and nations, who strive to remain economically competitive in an increasingly global and connected marketplace.
Strategy Overview
We believe that many CSPs can and will evolve to providing the most relevant services and experience to their subscribers. Today, many CSPs command a privileged and strategic position in their subscribers’ premises. They provide a service that is becoming a necessity for most subscribers. With significant new technologies coming into the marketplace, the opportunities to generate new revenue streams are manifold. However, the journey from connectivity provider to essential provider of high bandwidth Wi-Fi and services for the smart home and business will require significant transformation for most CSPs. Our strategy is to position Calix as the essential provider of platforms and services that enable this transformation. The principal elements of our strategy are:
Increase Focus on Our Strategic Platforms - Our strategy centers on increasing the market adoption of our three strategic platforms - Calix Cloud, EXOS (Experience eXtensible Operating System) and AXOS (Access eXtensible Operating System).

•
Calix Cloud is a role-based analytics platform that leverages network data and subscriber behavioral data to deliver analytics and intelligence to communications professionals via role-specific dashboards. Calix Cloud provides the subscriber analytics that enable a CSP to deliver targeted marketing, services and experiences to build customer intimacy and loyalty. Calix Cloud currently includes Calix Marketing Cloud for CSP marketing teams and Calix Support Cloud for CSP customer support teams.

•
EXOS is a carrier class smart home and business operating system that supports residential, business and mobile subscribers. EXOS, coupled with our market leading GigaSpire premises systems, provides a unique “service enablement platform” that is designed for mastering and monetizing the complexity of the subscriber edge. EXOS enables CSPs to elevate every aspect of their business by deploying smart home and business services and generate new revenue streams.

•
AXOS is an operating system for access networks that allows a service provider to deliver all services on a single, elastic, converged access network that is always on, simple to operate and quick to deploy. AXOS, coupled with our E-Series systems, provides a unique platform for the software defined access network that enables CSPs to transform their business processes and deliver new services at DevOps speed. Armed with AXOS, CSPs can radically simplify their network operations, their network architectures and their business models.

Extend Portfolio of Calix Services – Our services team helps CSPs define their transformation strategy, build new skills, implement new technologies and deploy new subscriber services. Calix Services address a CSP’s entire network and service delivery lifecycle. We have recently extended the scope of our service offerings with new managed services for Remote Network Monitoring. These services allow CSPs to benefit directly from our experience working with thousands of service providers to optimize their operations and leverage our advanced analytics to radically improve the operational efficiency of their teams.
Engage Directly with Customers – Calix continues to invest in our direct sales capabilities to ensure that we engage deeply with our customers to help them understand the differentiable value that our platforms provide. As an innovator and a market leader, it is important that our sales and solution engineering resources continually drive the adoption of our strategic platforms. As we deploy new solutions, we are building the expertise of our team by adding specialized resources with deep expertise in areas such as marketing, smart home services and network operations. Our direct model is complemented with selective programs for Calix Channel Partners who have established local market expertise, demonstrated the ability to generate new market opportunities and supported sales of cutting-edge technologies.
Expand Customer Footprint Across Our Expanded Total Addressable Market – Our diverse and growing customer footprint is a critical source of our growth as we expand our portfolio and sell additional platforms to both new and existing customers. Our platforms are dramatically expanding our total addressable market, and as such we intend to build on our recent momentum in penetrating service provider segments where our current share is relatively low (e.g., cable MSOs, large CSPs and international markets) and continue to engage emerging providers who are creating entirely new customer segments (e.g., fiber overbuilders, utilities, municipalities and hospitality).
Pursue Strategic Relationships – We expect to continue to pursue strategic technology and distribution relationships, alliances and acquisitions that help us align with CSPs’ strategic priorities. We continue to invest to ensure interoperability across the ecosystems that support our customers’ most critical business processes through our Calix Compatible Program. This program has dozens of technology members and it is designed to enable our customers to rapidly deploy qualified solutions globally. We are also adding new ecosystem partners such as Infosys and Amazon Alexa Voice Services. By adding their solutions to our platform ecosystem, Calix is significantly enhancing the value that our platforms deliver to CSPs and their subscribers.
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

The Calix portfolio allows for a broad range of subscriber services to be provisioned and delivered over a single unified network. These systems can deliver voice and data services, advanced broadband services, mobile broadband, as well as high-definition video and online gaming. Our ultimate goal is to help CSPs radically simplify their network operations, network architectures and business operations as they offer new services. Our premises systems allow CSPs to master the complexity of the smart home and business and offer new services to their device-enabled subscribers. Furthermore, our goal is to help CSPs elevate every aspect of their business - their brand, their service quality, their subscriber experience and their revenue streams. All of these platforms and systems can be monitored, analyzed, managed and supported by Calix Cloud.
Representation of how Calix platforms and services support a CSP’s entire network:
Calix Cloud Platform
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
Calix Cloud is currently composed of two subscription-based offerings that complement each other to provide a powerful platform that CSP employees utilize within their daily work flows to increase the effectiveness of their marketing campaigns, address support issues and improve the subscriber experience.

Representation that summarizes the primary benefits delivered by Calix Cloud:
Calix Marketing Cloud (CMC) – CMC enables marketers to move away from a one-size-fits-all approach to marketing and deliver personalized campaigns. CMC provides insights regarding subscriber behavior including website visits, social channel engagement, device usage and bandwidth consumption. CMC also helps CSPs identify subscribers who are experiencing service issues and exhibiting behaviors that correlate with higher churn rates (e.g., running speed tests). By delivering these insights through intuitive segmentation dashboards and tailored analytics, CMC helps CSPs deliver the right message, at the optimal time, via the optimal channel. CMC enables CSPs to adopt data-driven strategies to effectively compete with web-scale players.

Calix Support Cloud (CSC) – Recent Calix studies demonstrate that a large portion of support calls result from Wi-Fi performance issues. Since Wi-Fi related support calls take approximately three times as long to complete as the average support call, reducing these calls can significantly improve operational efficiency. CSC enables more informed and efficient conversations between CSP customer service representatives and their subscribers. Support personnel utilize troubleshooting dashboards and tailored analytics that are built directly into their work flows to quickly identify issues with network, devices and Wi-Fi performance. Once the issues are identified, many can be resolved via CSC with a simple click of a button. Recent enhancements to CSC include automation capabilities that can fix many common issues without any manual intervention. We intend to incorporate more advanced machine learning and artificial intelligence capabilities into CSC to help CSPs optimize their support processes and improve subscriber experiences.

We have recently augmented the capabilities of Calix Cloud to help CSPs analyze smart home device and service adoption and performance across their subscriber base. These capabilities provide the intelligence that is required to craft targeted campaigns for marketing smart home offerings and managing smart device performance in the subscriber premises. Complexity is an inherent characteristic of the smart home and business. We believe that the intelligence provide by the Calix Cloud is rapidly becoming a necessity for any CSP entering the smart home and business market.

Calix Cloud software is hosted in a cloud data center, and Calix offers an array of support, customer success and service offerings that are designed to ensure rapid deployment and easy adoption of Calix Cloud.
EXOS Platform
EXOS is a carrier class premises operating system and software platform that supports residential, business and mobile subscribers. EXOS is the first premises operating system that is designed to help CSPs elevate every aspect of their business by rapidly deploying new services for the smart home and business. EXOS incorporates a software model that is standards-based, fully abstracted from the hardware and always-on. Thanks to the unique architecture of EXOS, CSPs can offer new subscriber services and master the complexity of the subscriber edge. Armed with EXOS, CSPs can select and rapidly deploy smart home services such as cloud-enabled voice services, IoT services and parental controls. EXOS is the foundation of our Calix Smart Home and Business Solution that includes our recently launched GigaSpire premises gateway family, Calix Cloud and the Calix Solutions Exchange. When combined with these capabilities, EXOS offers a unique and powerful services enablement platform.

Representation that summarizes the primary benefits delivered by EXOS and the Calix Smart Home and Business Solution:
EXOS is architected to abstract software functionality from the underlying system-on-chip in premises gateways. The EXOS abstraction layer isolates applications and management software from the Linux kernel and low-level chipset functions, regardless of the hardware deployed for specific residential and business use cases. This architecture simplifies software updates and streamlines operational processes. The EXOS abstraction layer also ensures the delivery of a consistent subscriber experience regardless of the specific hardware deployed to subscribers. EXOS leverages Linux containers that provide complete flexibility to CSPs when they deploy application packages to create new revenue streams. The Linux containers also offer an ideal environment for third-party software vendors to add their applications to the EXOS ecosystem via the Calix Solutions Exchange. This “containerized” architecture also ensures that new applications may be deployed without the requirement to regression test the entire applications portfolio running on the system. This approach accelerates time to market for new services.
The EXOS management plane is decoupled and centralized, enabling CSPs to manage all applications simultaneously, even if applications are installed independently. The EXOS architecture ensures that subscribers receive an “always on” service and benefit from application updates without the need to “re-boot” their premises systems or schedule service visits. The Microservices Aggregation Platform, or MAP, that supports EXOS captures data from every system or activity across a subscriber base. As CSPs deploy EXOS they can leverage this data for performance analytics, subscriber experience insights, marketing, maintenance and the application of artificial intelligence for predictive modeling.
Because EXOS is fully abstracted from the underlying hardware, it provides CSPs with the flexibility to offer services on the hardware of their choice. Many of the largest CSPs develop their own, bespoke premises hardware for their subscribers. For CSPs who elect to develop their own hardware, EXOS is an ideal software platform for delivering smart home services faster than their competition. To meet the needs of service providers who desire a fully integrated solution, EXOS is available on the GigaSpire family of hardware. The GigaSpire is currently available in two models - the GigaSpire BLAST and the GigaSpire MAX.
As the first carrier-class Wi-Fi 6 (802.11ax) systems, both GigaSpire models provide unsurpassed bandwidth throughput and wireless coverage across the subscriber premises. By integrating the latest Multi-User, Multiple-input and Multiple-output (MU-MIMO) technology, the GigaSpire is capable of supporting up to eight simultaneous, symmetrical data streams to dramatically expand network capacity and improve efficiency. The latest security capabilities are integrated into the GigaSpire at both the hardware and software levels. With Physical Unclonable Functions (PUF) integrated into the chipset, the GigaSpire can create a digital “fingerprint” for each system that can't be replicated or “spoofed”. These capabilities ensure network authentication at the gateway. The advanced instrumentation built into the GigaSpire also provides telemetry, performance and behavioral analytics that CSPs can leverage through the Calix Cloud to ensure that performance is optimized across the network and at the device level.
The GigaSpire MAX is a smart home service enablement platform designed to master the complexity of the subscriber edge and provide universal IoT support. The GigaSpire MAX integrates the latest IoT protocols - Zigbee, Z-Wave, combo Bluetooth Low-Energy and Bluetooth Classic. This integration enables a CSP to offer the IoT services of their choice from the major IoT brands or through their own branded IoT bundles and packages. The GigaSpire MAX offers fully integrated Alexa Voice Services, or AVS. With AVS, CSPs can offer the world’s leading cloud-enabled voice service and deliver an experience that meets growing subscriber expectations for voice interaction. As their subscribers interact directly with the EXOS powered GigaSpire Smart Home system, the CSP’s brand is brought into a central place in the subscriber’s experience - reinforcing the CSP’s brand as the provider of advanced smart home services.
Representation of the EXOS-powered GigaSpire family:
AXOS Platform
AXOS is a software platform built for the specific needs of the access network. The AXOS platform is an architecture built to leverage the best of data center software design and network virtualization across the challenging and variable environment of the access network. With an always-on architecture and consistent provisioning services, a CSP can leverage AXOS to deliver all services on a single, elastic, converged access network that is always on. By supporting all existing and next generation PON architectures (anyPON), any silicon chipset (anyPHY) and any CSP operating model (anySDN), AXOS provides unmatched flexibility to our customers. Over 200 Calix customers are already deploying AXOS to simplify their operations, network and business models.
Representation that summarizes the primary benefits delivered by AXOS:
We believe AXOS offers a revolutionary way for CSPs to operate their access networks and accelerate their business transformation. AXOS achieves this because it is architected with discrete software modules that operate on top of a unique hardware abstraction layer that preserves software independence from the underlying hardware. This architecture simplifies upgrades to non-events, supports stateful, self-healing operation and facilitates virtualization of processes and services. All components within AXOS utilize standards based YANG data models to represent the operational functions and the NETCONF protocol that enable AXOS-powered systems to fit into any open SDN orchestration and control framework. Open, published APIs also allow customers to directly program unique network applications and services.
With AXOS, CSPs can collapse and automate networks functions such as subscriber management and routing to streamline deployment of services and simplify operations. This functionality is supported via software modules including AXOS RPm (Routing Protocol module), AXOS SMm (Subscriber Management module) and connectors such as SMx (Service Management Connector), AXOS DPx (virtualized DOCSIS connector), AXOS OFx (OpenFlow connector) and AXOS Sandbox - an SDA virtual environment for system design and testing. The recently announced AXOS Intelligent Access Edge solution includes the AXOS RPm and SMm as well as the new Advanced Routing Protocol Module (ARm) that provides CSPs with the flexibility to bring Layer 3 functionality-including multiprotocol label switching, or MPLS, routed networking-to their new or existing Layer 2 access network. This revolutionary new solution will simplify network architectures and reduce total cost of ownership. This solution will include a new line card for the E9-2 Intelligent Edge System that will aggregate Layer 2 OLTs and deliver the functionality and benefits of the Layer 3 Access network to the access edge.
The AXOS platform removes the complexity of network deployments by reducing the need to utilize middleware to integrate costly hardware and software. AXOS offers CSPs a path to the simplified, intelligent, unified access network that can accelerate time-to-revenue, increase service velocity, eliminate service disruptions and reduce total cost of ownership. As a result, CSPs can simplify their business models and focus investment and resources on revenue generating services and functions.
AXOS is currently implemented in our E-Series family of modular, non-blocking systems including the E9-2, E7-2, E3-2, E3-16F, E5-16F and E5 business systems. By offering AXOS on the entire E-Series family of systems, Calix enables our customers to meet a wide variety of deployment scenarios. The Calix Access system portfolio is designed for high availability and purpose-built for the demands of access network deployments. Our access systems are built and tested to meet or exceed network equipment-building system standards, which are a set of safety, spatial and environmental design guidelines for communications equipment. Our products are highly compatible and designed to be easily integrated into the existing operational and management infrastructure of CSP access networks.
Representation of the AXOS E-Series systems portfolio and where they are typically placed in the CSP network:
Traditional Products
Calix continues to support and sell our portfolio of non-AXOS and non-EXOS systems as well as traditional software and Compass Cloud products that are widely deployed in customer networks. For many CSPs, the process of operationalizing new systems and transitioning to new products can be lengthy. We expect that these products will continue to be utilized in our customers’ networks for many years to come. These products include:

•
Calix GigaFamily – The Calix GigaFamily includes our first generation of carrier-class Wi-Fi gateways. It includes the Calix GigaCenter and 804 mesh systems. These systems provide 802.11ac Wi-Fi and whole home Wi-Fi services. When deployed in conjunction with the Calix Cloud, the GigaFamily systems provide the complete set of capabilities required for a fully managed Wi-Fi offering that delivers optimized Wi-Fi services to subscribers.

•
Compass Cloud – Consists of Flow Analyze Plus (a tool that provides an in-depth view of the traffic in CSP networks on a real-time basis), Consumer Connect Plus (a tool that enables service providers to remotely activate new broadband devices and manage home networks, creating new revenue sources, improved customer satisfaction and reduced service delivery costs) and Service Verify (a tool that gives service providers the tools to comprehensively validate quality of service commitments for their business subscribers).

•
Non-AXOS E-Series Access Systems and Nodes: – A small subset of our E-Series access systems and access nodes that are designed to support an array of advanced IP-based service and run our EXA operating system. These systems are not supported by AXOS.

•
Calix C-Series Multiservice Access Systems – Designed to support a wide array of basic voice and data services offered by CSPs while also supporting advanced, high-speed, packet-based services such as Gigabit Ethernet, GPON, digital subscriber line, or DSL (including very high-speed DSL 2, or VDSL2) and advanced applications.

•
Calix B-Series Access Nodes – Consist of chassis-based nodes that are designed to support an array of advanced IP-based services offered by CSPs, including Ethernet transport and aggregation, as well as voice, data and video services over both fiber- and copper-based network architectures.

•
P-Series Optical Network Terminals and Residential Gateways – A broad range of non-EXOS customer premises solutions, including optical network terminals, or ONTs, and residential gateways for residential and business use in conjunction with our E-Series, C-Series and B-Series systems.

Calix Services
The Calix Services team helps CSPs define their strategy, implement new solutions and manage their networks. CSPs choose Calix platforms because of their ability to simplify network management and support an agile service delivery model. Calix Services spans the entirety of the network and service delivery lifecycle. Our expertise, developed over many years of building cutting-edge software platforms and providing critical services to our customers, positions us to be the vendor of choice. Today, the Calix Services team delivers services to CSPs of every size and every type. We are continually expanding our portfolio of service offerings to ensure that our customers realize the full potential of our platforms.

•
Calix Professional Services – Calix offers defined service packages to accelerate network design and deployment, optimize performance and scalability and apply field-proven best practices, processes and tools. Use Cases for Calix Professional Services include the collapse of multiple network silos into a single software defined access architecture, the seamless migration to next-generation PON architectures, the deployment of managed whole home Wi-Fi services and smart home services and facilitated OSS/BSS integration services. These offerings optimize CSP end-to-end processes from operations to technology deployment to service lifecycle management.

•
Calix Managed Services – Our managed services feature a cloud-based remote monitoring service that monitors a CSP’s end-to-end access network (24 hours a day, 7 days a week) to ensure issues are automatically identified and assessed. This service leverages machine learning technology developed through thousands of Calix Support Services engagements with CSPs to correlate alarms, filter extraneous events and identify critical issues. The service provides incident notifications to CSP team members that include the nature, location and severity of events to help reduce mean time-to-repair.

•
Calix Support Services – Calix offers three tiers of support services - Standard, Essential, and Vantage - that ensure software updates, the agility of operational workflows, service uptime and customer experience. Calix support tiers are designed to provide optimal support to our customers who are adopting our strategic platforms - Calix Cloud, EXOS, and AXOS. Our highest support tier, Vantage, includes our Remote Monitoring service and support from a Calix service director who partners with customers to implement strategies that ensure delivery of an exceptional subscriber experience.

•
Calix Education Services – Calix offers an array of self-service and instructor-led, remote and onsite learning and certifications solutions to help CSPs build the skills required to successfully execute deployments and effectively run next generation networks. Calix offers specific learning paths that are designed to help CSPs enhance the skills of their teams and maximize the value that they derive when they deploy our strategic platforms.

•
Calix Success Services – To ensure that our customers maximize the return on their investments in our software solutions, we offer Calix Success Services. The primary focus of the Success Services engagements is the use of the data and analytics delivered through our Calix Cloud Platform to transform our customers’ business processes. Our Success Services team members leverage their domain expertise in marketing, customer support and operations to help our customers achieve their business objectives. These engagements are typically multi-year (aligned to our cloud subscription terms).

Representation of the Calix Services portfolio:
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
The United States Incumbent Local Exchange Carrier, or ILEC, market is composed of three distinct “tiers” of carriers, which we categorize based on their subscriber line counts and geographic coverage. Tier 1 CSPs are very large with wide geographic footprints. They have greater than seven million subscriber lines, and they generally correspond with the former Regional Bell Operating Companies. Tier 2 CSPs also operate typically within a wide geographic footprint but are smaller in scale with subscriber line counts that range from approximately half a million to approximately seven million subscriber lines. Their service coverage areas are predominantly regional in scope, and therefore they are often known as Regional Local Exchange Carriers. Tier 3 CSPs consist primarily of over 1,000 predominantly local operators (often called IOCs) typically focused on a single community or a cluster of communities, although they also include a growing number of municipalities, electric cooperatives, fiber overbuilders and wireless ISPs. These entities range in size from a few hundred to approximately half a million subscriber lines.
To date, we have focused primarily on CSPs in the North American market. Our existing customers’ networks serve over 100 million subscriber lines. Our customers span Tiers 1, 2 and 3, including Allo Communications; CenturyLink, Inc., or CenturyLink; CityFibre Holdings Limited; City of Beverly Hills; Emirates Integrated Telecommunications Company, or du; Cox Communications; Frontier Communications Corporation; Windstream Holdings, Inc., or Windstream; and Verizon Communications, Inc.
We have a few large customers who have represented a significant portion of our sales in any given period. CenturyLink accounted for 18% of total revenue in 2018, 31% in 2017 and 21% in 2016. Windstream accounted for less than 10% of our revenue in 2018 and 2017 and 15% of our revenue in 2016.
Sales to customers outside the United States represented approximately 12% of our total revenue in 2018, 11% in 2017 and 9% in 2016. Historically, our sales outside the United States were predominantly to customers in the Middle East, Canada, Europe and Caribbean.
Customer Engagement Model
We design, market and sell our Calix Cloud and software platforms, systems and Calix Services predominantly through our direct sales force, supported by marketing and product management personnel. We have expanded this model to include a small number of select channel partners in North America and dozens of international channel partners, who are part of our Fiber Forward Partner Program. Our sales effort is organized either by named accounts or regional responsibilities. Account teams comprise sales managers, supported by solution engineers and account managers, who work to target and sell to existing and prospective CSPs. The sales process includes analyzing CSPs’ existing networks and identifying how they can utilize our products and services within their networks. Even in circumstances where a channel partner is involved, our sales and marketing personnel are often selling side-by-side with the channel partner. We believe that our direct customer engagement approach provides us with significant differentiation in the customer sales process by aligning us more closely with our customers’ changing needs.
Research and Development
Continued investment in research and development is critical to our business. Our research and development team is composed of engineers with expertise in software, optics, wireless and hardware. Our teams of engineers are located in our San Jose and Petaluma facilities located in California; our Minneapolis, Minnesota facility and our Nanjing, China facility. We also outsource a portion of our software development to domestic and international third parties. Our research and development efforts are also extended by our co-development partnerships with third-party developers such as Infosys whereby we are able to utilize their substantially larger product development teams to bring cutting edge, software-based products to market while creating new revenue opportunities for both parties. Our research and development team is responsible for designing, developing and enhancing our Cloud and software platforms and systems, performing product and quality assurance testing and ensuring the compatibility of our products with third-party hardware and software products. We have made significant investments in the Calix portfolio. We intend to continue to dedicate significant resources to research and development to develop, enhance and deliver new platform features and capabilities, including investment in innovative technologies that support our business strategy.
Manufacturing
We rely substantially on CMs, ODMs and other third-party partners for the supply and distribution of our products. We work closely with these third parties to provide system design, source and procure materials, manufacture and deliver our products. Our manufacturing organization consists primarily of supply chain managers, new product introduction personnel and test engineers. We tightly integrate our supply chain management and new product introduction activities with the activities outsourced to these third parties. We have made changes to our supply chain management to align to our platform strategy and, more recently, in response to the imposition by the U.S. government of tariffs on goods imported from China. Such changes include increased leveraging of CM and ODM partners for systems design and management of raw materials used for manufacture and transition of global supply chain operations and activities to new geographies to mitigate the impact of the U.S. tariffs. Our relationships with our CMs and ODMs allow us to decrease new product introduction time, conserve working capital, reduce product costs and minimize delivery lead times while maintaining high product quality. Order fulfillment is performed by Pegasus Logistics Group, Inc. located in Texas. We also qualify and utilize other vendors for various portions of our supply chain from time to time, including order fulfillment of our circuit boards, optics and cabinets. This model allows us to operate with lower inventory levels while maintaining the ability to scale quickly to handle increased order volume.
Product reliability is essential for our customers, who place a premium on continuity of service for their subscribers. We perform rigorous in-house quality control testing to help ensure the reliability of our systems. Our internal manufacturing organization designs, develops and implements complex test processes to help ensure the quality and reliability of our products.
Our activities with our CM and ODM partners involve complexity and certain risks, including the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and the reduced control over delivery schedules, manufacturing yields, quality and costs. As such, we may experience production problems or manufacturing delays. Additionally, shortages in components that we use in our systems are possible and our ability to predict the availability of such components may be limited. Our systems include components that are proprietary in nature and only available from a single source, as well as some components that are generally available from only a limited number of suppliers. Furthermore, lead times associated with certain components are lengthy and preclude rapid changes in product specifications or delivery schedules. In some cases, significant time would be required to establish relationships with alternate suppliers or providers of proprietary components. We generally do not have long-term contracts that guarantee the supply of components or manufacturing services. Our ability to deliver products in a timely manner to our customers would be adversely impacted materially if we needed to qualify replacements for any of the components used in our systems. If we experience any difficulties in managing our relationships with our CMs, ODMs or other third party partners, or any interruption in either our own operations or those of our partners, or if a supplier is unable to meet our needs, we may encounter supply delays that could impede our ability to meet our customers’ requirements and harm our business, operating results and financial condition.
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
As of December 31, 2018, we held 124 U.S. patents and had 7 pending U.S. patent applications. One of the U.S. patents is also covered by granted international patents in three countries. As of December 31, 2018, we had no pending international patent applications. U.S. patents generally have a term of twenty years from filing. We have added to our patent portfolio since our inception. The remaining terms on the individual patents vary from one to 19 years.
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
Competition
The communications equipment market is highly competitive. Competition in this market is based on any one or a combination of the following factors:

•	functionality;

•	price;

•	existing business and customer relationships;

•	the ability of products and services, including turnkey professional services capabilities, to meet customers’ immediate and future network requirements;

•	product quality;

•	installation capability;

•	service and support;

•	scalability; and

•	manufacturing capability.
We compete with a number of companies within markets that we serve, and we anticipate that competition will intensify. Suppliers with which we compete include ADTRAN, Inc., or ADTRAN; Arris Group, Inc. (being acquired by CommScope Inc.); Casa Systems; Ciena Corporation; Cisco Systems Inc.; DASAN Zhone Solutions, Inc.; Huawei Technologies Co. Ltd.; Juniper Networks Inc.; Nokia Corporation and ZTE Corporation. There are also a number of smaller companies with which we compete in various geographic or vertical markets. While most of these smaller competitors lack broad national scale and product portfolios, they can offer strong competition on a deal-by-deal basis. As we expand into adjacent markets, we expect to encounter new competitors. Many of our competitors have substantially greater name recognition, manufacturing capacity and technical, financial and marketing resources as well as better established relationships with CSPs than we do. Many of our competitors have greater resources to develop products or pursue acquisitions and more experience in developing or acquiring new products and technologies and in creating market awareness for their products and technologies. In addition, a number of our competitors have the financial resources to offer competitive products at below market pricing levels that could prevent us from competing effectively.
Employees
As of December 31, 2018, we employed a total of 802 employees, of which 623 employees were located in the United States. Our United States employees are not represented by a labor union with respect to their employment with us. Our French employee is subject to a collective bargaining arrangement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Corporate Information
Calix, Inc., a Delaware corporation, was founded in August 1999. Our principal executive offices are located at 2777 Orchard Parkway, San Jose, California 95134, and our telephone number is (408) 514-3000. Our website address is www.calix.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report on Form 10-K. Calix®, the Calix logo design, E3®, E5®, E7®, E9 TM, Calix Cloud SM, Compass®, Consumer Connect SM, Fiber Forward TM and other trademarks or service marks of Calix appearing in this Annual Report on Form 10-K are the property of Calix. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of the respective holders. The SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We post on the Investor Relations page of our website, www.calix.com, a link to our filings with the SEC free of charge, as soon as reasonably practical after they are filed electronically with the SEC.

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
We compete in markets characterized by rapid technological change, changing needs of CSPs, evolving industry standards and frequent introductions of new products and services. We invest significant amounts to pursue innovative technologies that we believe would be adopted by CSPs. In addition, on an ongoing basis we expect to reposition our product and service offerings and introduce new products and services as we encounter rapidly changing CSP requirements and increasing competitive pressures. If we cannot increase sales of our new products and services, keep pace with rapid technological developments to meet our customers’ needs and compete with evolving industry standards or if the technologies we choose to invest in fail to meet customer needs or are not adopted by customers, the use of our products and our revenue could decline, making it difficult to forecast our future revenue and plan our operating expenses appropriately.
Adverse global economic conditions and geopolitical issues, including the U.S. tariffs imposed on imports from China, could have a negative effect on our business, results of operations and financial condition and liquidity.
As a global company, our performance is affected by global economic conditions as well as geopolitical issues. In recent years concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. Geopolitical issues, such as the ones resulting in the recent tariffs imposed by both the U.S. and China and the increasing tensions among China, the U.S., Canada and other countries, create uncertainly for global commerce. Sustained uncertainty about, or worsening of, global economic conditions and geopolitical issues may cause our customers to reduce or delay spending and could intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and result of operations. Additional risks associated with the impact of the U.S. tariffs on our business and result of operations are described in the below risk factor captioned, “Substantially all of the products we currently sell in the United States are manufactured in China. The imposition by the federal government of tariffs on goods imported from China has significantly increased the cost of our products manufactured in China and imported into the United States which may have a material adverse effect on our business, gross margins and results of operations.”

We have a history of losses, and we may not be able to generate positive operating income and positive cash flows in the future.
We have experienced net losses in each year of our existence. We incurred net losses of $19.3 million in 2018, $83.0 million in 2017 and $27.4 million in 2016. As of December 31, 2018, we had an accumulated deficit of $684.9 million.
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
A number of factors, many of which are outside of our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the market price of our stock would likely decline. Moreover, we may experience delays in recognizing revenue under applicable revenue recognition rules. For example, revenue associated with large turnkey network improvement projects, which include projects that are funded by the CAF program, is generally deferred until customer acceptance is received and may be subject to delays, rework requirements and unexpected costs, among other uncertainties. Certain government-funded contracts, such as those funded by U.S. Department of Agriculture’s Rural Utility Service, or RUS, also include acceptance and administrative requirements that delay revenue recognition. The extent of these delays and their impact on our revenue can fluctuate considerably depending on the number and size of purchase orders under these contracts for a given time period. Furthermore, our customers who rely on government-funded programs may delay or reduce purchase activities due to the recent prolonged U.S. government shutdown, which could have a negative impact on our result of operations. In addition, unanticipated decreases in our available liquidity due to fluctuating operating results could limit our growth and delay implementation of our expansion plans.
In addition to the other risk factors listed in this “Risk Factors” section, factors that have in the past and may continue to contribute to the variability of our operating results include:

•	our ability to predict our revenue and reduce and control product costs, including larger scale turnkey network improvement projects that may span several quarters;

•	the impact of global economic conditions;

•	the impact of current and future tariffs that may impact our products, including the U.S. tariffs on goods imported from China;

•	our ability to increase our sales to larger CSPs globally;

•	the capital spending patterns of CSPs and any decrease or delay in capital spending by CSPs due to macro-economic conditions, regulatory uncertainties or other reasons;

•	the impact of government-sponsored programs on our customers and the impact to our customers of the recent U.S. government shutdown on such programs;

•	intense competition;

•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;

•	our ability to ramp sales and achieve market acceptance of our new products and CSPs’ willingness to deploy our new products;

•	the concentration of our customer base as well as our dependence on a limited number of key customers;

•	the length and unpredictability of our sales cycles and timing of orders;

•	our lack of long-term, committed-volume purchase contracts with our customers;

•	our exposure to the credit risks of our customers;

•	fluctuations in our gross margin;

•	the interoperability of our products with CSP networks;

•	our dependence on sole-, single- and limited-source suppliers;

•	our ability to manage our relationships with our third-party vendors, including CMs, ODMs, logistics providers, component suppliers and development partners;

•	our ability to forecast our manufacturing requirements and manage our inventory;

•	our products’ compliance with industry standards;

•	our ability to expand our international operations;

•	our ability to protect our intellectual property and the cost of doing so;

•	the quality of our products, including any undetected hardware defects or bugs in our software;

•	our ability to estimate future warranty obligations due to product failure rates;

•	our ability to obtain necessary third-party technology licenses at reasonable costs;

•	the regulatory and physical impacts of climate change and other natural events;

•	the attraction and retention of qualified employees and key management personnel;

•	our ability to build and sustain an adequate and secure information technology infrastructure; and

•	our ability to maintain proper and effective internal controls.
Our gross margin may fluctuate over time, and our current level of gross margin may not be sustainable.
Our current level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer, geographic or product mix, including the mix of configurations within each product group;

•	the pursuit or addition of new large customers;

•	increased price competition, including the impact of customer discounts and rebates;

•	the impact of current and future tariffs that may impact our products, including the U.S. tariffs on goods imported from China;

•	our ability to reduce and control product costs;

•	an increase in revenue mix toward services, which typically have lower margins;

•	changes in component pricing;

•	changes in pricing with our third-party manufacturing partners;

•	charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	introduction of new products and new technologies, which may involve higher component costs;

•	our ability to scale our services business in order to gain desired efficiencies;

•	changes in shipment volume;

•	changes in or increased reliance on distribution channels;

•	potential liabilities associated with increased reliance on third-party vendors;

•	increased expansion efforts into new or emerging markets;

•	increased warranty costs;

•	excess and obsolete inventory and inventory holding charges;

•	expediting costs incurred to meet customer delivery requirements; and

•	potential costs associated with contractual obligations.
Substantially all of the products we currently sell in the United States are manufactured in China. The imposition by the federal government of tariffs on goods imported from China has significantly increased the cost of our products manufactured in China and imported into the United States which may have a material adverse effect on our business, gross margins and results of operations.
Recently, the federal government imposed significant tariffs on goods imported from China in connection with China's intellectual property practices with proposed additional tariffs of $200 billion or more covering a broader list of goods imported from China. Substantially all of the products that we sell in the United States are currently manufactured in China. Accordingly, we expect that these U.S. tariffs as currently implemented would have significant cost impact to us to the extent we are not able to mitigate the impact of the tariffs. Although we are actively working to modify our supply chain operations to avoid the impact of these tariffs, if we are not able to successfully modify our supply chain operations as planned, the tariffs could have a material adverse impact on our product margins, result of operations and cash flows. Furthermore, transition of global supply chain operations is complex, require significant resources and carry numerous risks of disruptions to the manufacture and supply of our products, delays in implementation of our transition plans and significant unanticipated costs, including exacerbation of the risks associated with our reliance upon third-party manufacturing and supply partners. Furthermore, there is no assurance that we can secure our desired rates for the manufacture and supply of our products with new supply chain partners and may face higher costs as a result. Disruptions, delays or unanticipated costs associated with the supply of our products due to our transition efforts could impair our ability to meet customer requirements, result in cancellation of orders and harm our relationships with our customers, all of which could materially impact our revenues, gross margin and result of operations. Additional risks associated with our reliance upon third-party manufacturing and supply partners are described in the below risk factors captioned “We utilize domestic and international third-party vendors to assist in the design, development and manufacture of certain of our products, and to provide logistics services in the distribution of our products. If these vendors fail to provide these services, we could incur additional costs and delays or lose revenue” and “If we fail to forecast our manufacturing requirements accurately or fail to properly manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays and lose revenue.”
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
Government-sponsored programs and the recent U.S. federal government shutdown could impact the timing and buying patterns of CSPs, which may cause fluctuations in our operating results.
We sell to CSPs, which include U.S.-based IOCs, which have revenue that is particularly dependent upon interstate and intrastate access charges and federal and state subsidies. The FCC and some states may consider changes to such payments and subsidies, and these changes could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as RUS loans and grants, to finance capital spending. These government-supported loan programs and grants generally include conditions such as deployment criteria, domestic preference provisions and other requirements that apply to the project and selected equipment as conditions for funding. Changes to the terms or administration of these programs, including uncertainty from government and administrative change, potential funding limitations that impact our ability to meet program requirements or funding delays due to the recent U.S. federal government shutdown could reduce the ability of IOCs to access capital or secure funding under government-funded programs to purchase our products and services and thus reduce our revenue opportunities.
Many of our customers were awarded grants or loans under government stimulus programs such as the Broadband Stimulus programs under the American Recovery and Reinvestment Act of 2009 and the funds distributed under the FCC’s CAF program, and have purchased and will continue to purchase products from us or other suppliers while such programs and funding are available. However, customers may substantially curtail purchases as funding winds down or as planned purchases are completed.
In addition to the impact of the recent U.S. federal government shutdown, any further government shutdowns or any changes in government regulations and subsidies could cause our customers to change their purchasing decisions, which could have an adverse effect on our operating results and financial condition.
We face intense competition that could reduce our revenue and adversely affect our financial results.
The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our competitors include companies such as ADTRAN, Inc., or ADTRAN; Arris Group, Inc. (being acquired by CommScope Inc.); Casa Systems; Ciena Corporation; Cisco Systems Inc.; DASAN Zhone Solutions, Inc.; Huawei Technologies Co. Ltd.; Juniper Networks Inc.; Nokia Corporation and ZTE Corporation, among others.
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
The broadband access equipment market has undergone and continues to undergo consolidation, as participants have merged, made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. Examples include Arris’ acquisition of Pace plc in January 2016; Nokia’s acquisition of Alcatel-Lucent in January 2016; the merger of DASAN Zhone Solutions with DASAN Network Solutions in September 2016; and CommScope’s acquisition of Arris that is expected to close in the first half of 2019. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry.
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
In response to greater customer demand for certain professional and support services for our products, we continue to invest and grow our services business. Our services include professional services associated with turnkey network improvement projects, product support services, managed services to help our customers manage and optimize their networks and education and certification services, all of which typically have a lower gross margin than product purchases. For example, revenue recognized from turnkey network improvement projects whereby we supply products and related professional services such as network planning, product installation, testing and network turn up may be delayed because of the timing of completion and acceptance of a project or milestone, including third-party delays that may be outside our control. We also rely upon third-party subcontractors to assist with some of our professional and support services projects, which generally result in higher costs and increased risk of cost overruns, which can negatively impact our gross margin. Moreover, if we are unable to achieve desired efficiencies and scale as we ramp and develop our services business, we may incur higher than expected costs, which can further adversely impact our gross margin.
Product development is costly, and if we fail to develop new products or enhancements that meet changing CSP requirements, we could experience lower sales.
Our industry is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and unanticipated changes in subscriber requirements. Our future success will depend significantly on our ability to anticipate and adapt to such changes, and to offer, on a timely and cost-effective basis, products and features that meet changing CSP demands and industry standards. We intend to continue to invest in developing new products and enhancing the functionality of our platforms, including to reach a broader set of customers. Developing our products is expensive and complex and involves uncertainties, including pricing risks from sourcing sufficient quantities of custom components from limited suppliers on terms which may not be commercially acceptable for us. We may not have sufficient resources to successfully manage lengthy product development cycles. Our research and development expenses were $90.0 million, or 20% of our revenue, in 2018, $127.5 million, or 25% of our revenue, in 2017 and $106.9 million, or 23% of our revenue, in 2016. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts, including increased reliance on third-party development partners, to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
Our new products are early in their life cycles and subject to uncertain market demand. They also may face obstacles in manufacturing, deployment and competitive response. Potential customers may choose not to invest the additional capital required for initial system deployment of new products. In addition, demand for new products is dependent on the success of our customers in deploying and selling advanced services to their subscribers. Our products support a variety of advanced broadband services, such as high-speed Internet, Internet protocol television, mobile broadband, high-definition video and online gaming. If we are unable to ramp sales of our new products, or if subscriber demand for our services does not grow as expected or declines, or our customers are unable or unwilling to deploy and market these services, demand for our products may decrease or fail to grow at rates we anticipate.
Our customer base is concentrated, and there are a limited number of potential customers for our products. The loss of any of our key customers, a decrease in purchases by our key customers, pricing pressures or our inability to grow our customer base would adversely impact our revenue and results of operations and any delays in payment by a key customer could negatively impact our cash flows and working capital.
Historically, a large portion of our sales has been to a limited number of customers. For example, one customer accounted for 18% of our revenue in 2018, 31% of our revenue in 2017 and 21% of our revenue in 2016, and another customer accounted for 15% of our revenue in 2016. However, we cannot anticipate the level of purchases in the future by these customers. Customer purchases may be delayed or impacted due to financial difficulties, spending cuts or corporate consolidations. For example, one of our large customers completed a large acquisition at the end of 2017, which continues to disrupt its normal expenditure plans, including prolonged delays and reduction in purchases of our products and services as it continues to finalize its transition activities and corporate strategies. We have experienced and expect to continue to experience delays or declines in purchases by certain CSPs due to deterioration and weakness in their financial condition. For example, Windstream, another one of our larger customers, recently filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code after it was found in default of certain debt instruments. Any decrease or delay in purchases and/or capital expenditure plans of any of our key customers, or our inability to grow our sales with existing customers, may have a material negative impact on our revenue and results of operations.
We anticipate that a large portion of our revenue will continue to depend on sales to a limited number of customers. In addition, some larger customers may demand discounts and rebates or desire to purchase their access systems and software from multiple providers. As a result of these factors, our future revenue opportunities may be limited, and we may face pricing pressures, which in turn could adversely impact our margins and our profitability. The loss of, reduction in or pricing discounts associated with, orders from any key customer would significantly reduce our revenue and harm our business. Furthermore, delays in payment and/or extended payment terms from any of our key or larger customers could have a material negative impact on our cash flows and working capital to support our business operations.
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
Our sales and marketing efforts have been focused on CSPs in North America. Part of our long-term strategy is to increase sales to CSPs globally, including cable MSOs. We have devoted and continue to devote substantial technical, marketing and sales resources to these larger CSPs, who have lengthy equipment qualification and sales cycles, without any assurance of generating sales. In particular, sales to these larger CSPs may require us to upgrade our products to meet more stringent performance criteria and interoperability requirements, develop new customer-specific features or adapt our products to meet international standards. Implementing these requirements and features is costly and could negatively impact our operating results, financial condition and cash flows. Moreover, if we are unable to obtain materials at favorable costs, our margins and profitability could be adversely impacted. For example, we work with large CSPs in testing and laboratory trials for our NG-PON2 technology and MSO applications. We have invested and expect to continue to invest considerable time, effort and expenditures, including investment in product research and development, related to these opportunities without any assurance that our efforts will produce orders or revenue. If we are unable to successfully increase our sales to larger CSPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted.
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
We perform credit evaluations of our customers’ financial condition. However, our evaluation of the creditworthiness of customers may not be accurate if they do not provide us with timely and accurate financial information, or if their situations change after we evaluate their credit. While we attempt to monitor these situations carefully, adjust our allowances for doubtful accounts as appropriate and take measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid additional write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur and could harm our financial condition.
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
Our products, including our cloud and software platforms and systems, are highly technical and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected defects, bugs or security vulnerabilities, which risks may be exacerbated as we continue to expand our cloud and software portfolio. Some defects in our products may only be discovered after a product has been installed and used by customers and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty and retrofit costs, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
Privacy concerns relating to our products and services could affect our business practices, damage our reputation and deter customers from purchasing our products and services.
Government and regulatory authorities in the United States and around the world have implemented and are continuing to implement broader and more stringent laws and regulations concerning data protection. For example, in July 2016, the European Commission adopted the EU-U.S. Privacy Shield to replace Safe Harbor as a compliance mechanism for the transfer of personal data from the European Union to the United States. In addition, the General Data Protection Regulation adopted by the EU Parliament became effective in May 2018 to harmonize data privacy laws across Europe. Among other requirements, the GDPR imposes specific duties and requirements upon companies that collect, process or control personal data of EU residents. Although we currently do not have material operations or business in the EU, the GDPR regulations could cause us to incur substantial costs in order to expand our business or deliver certain services in the EU. Furthermore, the GDPR imposes penalties for noncompliance of up to the greater of €20 million or 4% of a company’s worldwide revenue; accordingly, any non-compliance with the GDPR could result in a material adverse effect on our business, financial condition and results of operations. Similarly, in June 2018, California passed the California Consumer Privacy Act which provides new data privacy rights for consumers and new operational requirements for companies effective in 2020. The interpretation and application of these data protection laws and regulations are often uncertain and in flux, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with emerging and changing laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
Concerns about or regulatory actions involving our practices with regard to the collection, use, disclosure, or security of customer information or other privacy related matters, even if unfounded, could damage our reputation and adversely affect operating results. While we strive to provide transparency about our collection, use, disclosure and security over any personal data and to comply with all applicable data protection laws and regulations, the failure or perceived failure to comply may result in inquiries and other proceedings or actions against us by government entities or others, or could cause us to lose customers, which could potentially have an adverse effect on our business.
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
We do not have manufacturing capabilities, and therefore we depend upon a small number of CMs and ODMs. We do not have supply contracts with all of these CMs and ODMs. Consequently, our operations could be disrupted if we encounter problems with any of these CMs or ODMs.
We do not have internal manufacturing capabilities and rely upon a small number of CMs and ODMs to build our products. Our reliance on a small number of CMs and ODMs makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

We do not have supply contracts with some of our CMs and ODMs. Consequently, these CMs are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price. In addition, we are dependent upon our CMs’ and ODMs’ quality systems and controls and the adherence of such systems and controls to applicable standards. If our CMs and ODMs fail to maintain levels of quality manufacture suitable for us or our customers, we may incur higher costs and our relationships with our customers may be harmed.
The revenue that our CMs generate from our orders represent a relatively small percentage of their overall revenue. As a result, fulfilling our orders may not be considered a priority if such manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. In addition, a substantial part of our manufacturing is done in our CM’s and ODM’s facilities that are located outside of the United States. We believe that the location of these facilities outside of the United States increases supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls. Moreover, regulatory changes or government actions relating to export or import regulations, economic sanctions or related legislation, or the possibility of such changes or actions, may create uncertainty or result in changes to or disruption in our operations with our CMs. Additional risks associated with the transition of our supply chain operations to mitigate the impact of substantial tariffs are described in the below risk factor captioned “Substantially all of the products we currently sell in the United States are manufactured in China. The imposition by the federal government of tariffs on goods imported from China has significantly increased the cost of our products manufactured in China and imported into the United States which may have a material adverse effect on our business, gross margins and results of operations.”
If any of our CMs or ODMs were unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we would have to identify, qualify and select acceptable alternative contract manufacturers. An alternative CM may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers, which in turn would reduce our revenue and harm our relationships with our customers.
We and our business partners, including our CMs and suppliers, depend on sole-source, single-source and limited-source suppliers for some key components. If we and our business partners are unable to source these components on a timely or cost-effective basis, we will not be able to deliver our products to our customers.
We and our business partners, including our CMs and suppliers, depend on sole-source, single-source and limited-source suppliers for some key components of our products. For example, certain of our application-specific integrated circuit processors and resistor networks are purchased from sole-source suppliers.
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
In addition, purchase volumes of such components may be too low for Calix to be considered a priority customer by these suppliers, and we may not be able to negotiate commercially reasonable terms for our business needs. As a result, these suppliers could stop selling to us and our business partners at commercially reasonable prices, or at all. Any such interruption or delay may force us and our business partners to seek similar components from alternative sources, which may not be available, or result in higher than anticipated prices for such components. Switching suppliers could also require that we redesign our products to accommodate new components and could require us to re-qualify our products with our customers, which would be costly and time consuming. Any interruption in the supply of sole-source, single-source or limited-source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher expenses and would harm our business.
We utilize domestic and international third-party vendors to assist in the design, development and manufacture of certain of our products, and to provide logistics services in the distribution of our products. If these vendors fail to provide these services, we could incur additional costs and delays or lose revenue.
From time to time we enter into ODM and development agreements for the design, development and/or manufacture of certain of our products in order to enable us to offer products on an accelerated basis. For example, a third party assisted in the design and currently manufactures portions of our E-Series systems and nodes family. We also rely upon limited third party vendors for logistics services to distribute our products. If any of these third-party vendors stop providing their services, for any reason, we would have to obtain similar services from alternative sources, which may not be available on commercially reasonable terms, if at all. We also have limited control over disruptions that may occur at the facilities of these third-party partners, such as supply interruptions or manufacturing quality that may occur at ODM facilities and strikes or systems failures that may interrupt transportation and logistics services. In addition, switching development firms or manufacturers could require us to extend our development timeline and/or re-qualify our products with our customers, which would also be costly and time-

consuming. Any interruption in the development, supply or distribution of our products would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher costs, which would negatively impact our margins and operating results and harm our business.
If we fail to forecast our manufacturing requirements accurately or fail to properly manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays and lose revenue.
We bear inventory risk under our CM arrangements and our ODM agreements. Lead times for the materials and components that we order through our manufacturers vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our products are currently lengthy, requiring our manufacturers to order materials and components several months in advance of manufacture.
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
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum, commonly referred to as Brexit. In March 2017, the United Kingdom began the process to exit the European Union, with the terms of the withdrawal subject to a negotiation period anticipated to last at least two years. In January 2019, the EU Parliament rejected a bill proposed by the United Kingdom’s prime minister outlining the terms of the United Kingdom’s withdrawal, resulting in further uncertainty associated with Brexit. The referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, or the access to capital of our customers or partners, which could have a material adverse effect on our operations in the United Kingdom, and generally on our business, financial condition and results of operations and reduce the price of our securities.
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
It may become more difficult to adequately protect our intellectual property as we expand our reliance on third parties for the design, development and/or manufacture of our products. While our contracts with such third parties contain provisions relating to intellectual property rights, indemnification and liability, they may not be adequately enforced. Our third-party providers may also be subject to unauthorized third-party copying or use of our proprietary rights.
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
We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use some technologies in the future. The risk of such claims could increase as we expand our product portfolio and increasingly rely on more technologies. Third parties may assert patent, copyright, trademark or other intellectual property rights to technologies or rights that are important to our business. Such claims may originate from non-practicing entities, patent holding companies or other adverse patent owners who have no relevant product revenue, and therefore, our own issued and pending patents may provide little or no deterrence to suit from these entities.
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
If we or our ODMs are unable to obtain necessary third-party technology licenses, our ability to develop new products or product enhancements may be impaired.
While our current licenses of third-party technology generally relate to commercially available off-the-shelf technology, we or our ODMs may from time to time be required to license additional technology from third parties to develop new products or product enhancements. These third-party licenses may be unavailable to us or our ODMs on commercially reasonable terms, if at all. The inability to obtain necessary third-party licenses may force us to or our ODMs to obtain substitute technology of lower quality or performance standards or at greater cost or may increase the time-to-market of our products or product enhancements, any of which could harm the competitiveness of our products and result in lost revenue.
Our ability to incur debt and the use of our funds could be limited by borrowing base restrictions and restrictive covenants in our loan and security agreement for our revolving credit facility.
The Loan Agreement we entered into in August 2017 with Silicon Valley Bank, or SVB, provides for a revolving credit facility based on a customary accounts receivable borrowing base, subject to certain exceptions and exclusions, such that borrowings available to us are limited by eligible accounts receivable (as defined in the Loan Agreement). We are dependent on our existing cash, cash equivalents and borrowings available under our Loan Agreement to provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next twelve months. If our financial position deteriorates, our borrowing capacity under the credit facility may be reduced, which would adversely impact our business and growth. In addition, the Loan Agreement includes affirmative and negative covenants and requires that we maintain a specified minimum liquidity ratio and maintenance of Adjusted EBITDA (as defined in the Loan Agreement, as amended). The negative covenants also include, among others, restrictions on our and our subsidiaries’ transferring collateral, making changes to the nature of our business or the business of the applicable subsidiary, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, engaging in transactions with affiliates, making payments in respect of subordinated debt, creating liens and selling assets, in each case subject to certain exceptions. Failure to maintain these restrictive covenants and requirements can limit the amount of borrowings that are available to us, increase the cost of borrowings under the facility, and/or require us to make immediate payments to reduce borrowings. Since entering into the Loan Agreement, we have had to request waiver or amendment of certain financial covenants in order to avoid a default under the terms of the Loan Agreement and to maintain our ability to borrow under the Loan Agreement. For the month ended November 30, 2017, we were not able to maintain the minimum Adjusted Quick Ratio (as defined in the Loan Agreement, as amended), or AQR, at the level required in the Loan Agreement, which constituted an event of default. Although SVB waived this event of default effective as of November 30, 2017 and, therefore, this default did not terminate our ability to borrow under the Loan Agreement, we were required to pay an amendment fee and amend certain covenants under the Loan Agreement and, in February 2018, we entered into an amendment to the Loan Agreement that, among other things, amended certain affirmative financial covenants, including reductions to the required minimum level of the AQR and the inclusion of an additional financial covenant related to the maintenance of Adjusted EBITDA. In August 2018, we entered into a Second Amendment to the Loan Agreement to, among other things, provide for the extension of the maturity date of the senior secured revolving credit facility to August 7, 2020 and further amend certain financial covenants, including covenants with respect to the AQR and the Adjusted EBITDA. In February 2019, we entered into a Third Amendment to the Loan Agreement to reduce the required minimum level of the AQR for the first half of 2019 and the required minimum Adjusted EBITDA for the first fiscal quarter of 2019. Although we were compliant with the financial covenants under the Loan Agreement at December 31, 2018, we have in the past been unable to meet the financial covenants required in the Loan Agreement. Given our current financial position and history of operating losses, it is possible that we may fail to meet the minimum levels required by the financial covenants in a future period, which would constitute an event of default under the Loan Agreement. In particular, if we are unable to generate positive cash flows on a continued basis, we could fall below the minimum AQR requirement, which would constitute an event of default under the Loan Agreement. Under such circumstances we may be forced to immediately repay amounts outstanding under the Loan Agreement. Events beyond our control could have a material adverse impact on our results of operations, financial condition or liquidity, in which case we may not be able to meet our financial covenants. The Loan Agreement covenants may also affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions.
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
Our success depends, in large part, on the continued contributions of our key management, engineering, sales and marketing personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management or key technical or sales personnel are bound by a written employment contract to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel. If we lose the services of any key personnel, our business, financial condition and results of operations may suffer.
Competition for skilled personnel, particularly those specializing in engineering and sales, is intense. We cannot be certain that we will be successful in attracting and retaining qualified personnel, or that newly hired personnel will function effectively, both individually and as a group. If we are unable to effectively recruit, hire and utilize new employees to align with our company objectives, execution of our business strategy and our ability to react to changing market conditions may be impeded, and our business, financial condition and results of operations may suffer.
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
We currently lease approximately 205,900 square feet of office space worldwide. Information concerning our principal leased properties as of December 31, 2018 is set forth below:

Location	Principal Use	Square Footage	Lease Expiration Date

San Jose, California	Corporate headquarters, product design, research and development, administration	65,000	December 2025
Petaluma, California	Sales, marketing, product design, service and repair engineering, distribution, research and development	58,000	March 2019
Nanjing, China	Research and development	40,000	February 2021
Minneapolis, Minnesota	Product design, research and development, service and repair engineering	28,500	March 2019
Richardson, Texas	Service and test engineering	14,400	January 2022
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
In August 2018, we entered a new office space lease in Petaluma, California for 22,000 square feet, which is expected to commence in March 2019 for a term of 64 months.

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
Number of Common Stock Holders
As of February 25, 2019, the approximate number of holders of our common stock was 363 (not including beneficial owners of stock held in street name).
Dividends
We have never declared or paid any cash dividends on our common stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future. In addition, our credit facility requires SVB's consent before dividends can be declared. See Note 5, “Credit Agreements” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
None.
Performance Graph
The following graph shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total returns of the Russell 2000 Index and the Morningstar Communication Equipment Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the last five fiscal years ended December 31, 2018. Data for the Russell 2000 Index and the Morningstar Communication Equipment Index assume reinvestment of dividends. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.
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
We derived the statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements and related notes thereto of this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. Historical results for any prior period are not necessarily indicative of future results for any period.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$441,320	$510,367	$458,787	$407,163	$401,227
Cost of revenue (1)	243,938	337,477	257,569	217,034	223,438
Gross profit	197,382	172,890	201,218	190,129	177,789
Operating expenses:
Research and development (1)	89,963	127,541	106,869	89,714	80,311
Sales and marketing (1)	86,432	82,781	83,675	78,563	76,283
General and administrative (1)	40,500	39,875	41,592	38,454	31,371
Restructuring charges	5,705	4,249	—	—	—
Amortization of intangible assets	—	—	1,701	10,208	10,208
Gain on sale of product line	(6,704)	—	—	—	—
Litigation settlement gain	—	—	(4,500)	—	—
Total operating expenses	215,896	254,446	229,337	216,939	198,173
Loss from operations	(18,514)	(81,556)	(28,119)	(26,810)	(20,384)
Interest and other income (expense), net	(254)	(233)	1,064	712	151
Loss before provision for income taxes	(18,768)	(81,789)	(27,055)	(26,098)	(20,233)
Provision for income taxes	530	1,243	347	535	581
Net loss	$(19,298)	$(83,032)	$(27,402)	$(26,633)	$(20,814)
Net loss per common share:
Basic and diluted	$(0.37)	$(1.66)	$(0.56)	$(0.52)	$(0.41)
Weighted-average number of shares used to compute net loss per common share:
Basic and diluted	52,609	50,155	48,730	51,489	50,808
(1) Includes stock-based compensation as follows:
Cost of revenue	$1,248	$749	$672	$709	$1,120
Research and development	5,969	4,869	5,125	4,797	5,056
Sales and marketing	5,787	3,433	4,586	4,712	5,601
General and administrative	4,469	3,317	3,902	3,587	4,240
	$17,473	$12,368	$14,285	$13,805	$16,017

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$50,274	$39,775	$78,107	$73,590	$111,679
Working capital	31,079	34,123	97,926	115,561	131,693
Total assets	317,080	295,070	355,475	323,886	370,221
Common stock and additional paid-in capital	877,555	852,475	837,931	820,080	803,101
Total stockholders’ equity	151,934	144,963	212,964	235,785	272,591

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and the beliefs and assumptions of our management. In some cases, forward-looking statements can be identified by the use of words such as “believe,” “expect,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “predict,” “will,” “project,” “potential,” or the negative thereof or other comparable terminology. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and industry and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified in the Risk Factors discussed in Item 1A, in the discussion below, as well as in other sections of this Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
Overview
We are a leading global provider of cloud and software platforms, systems and software for fiber- and copper-based network architectures and a pioneer in software defined access and cloud products focused on access networks and the subscriber. Our portfolio allows for a broad range of subscriber services to be provisioned and delivered over a single unified network. Our access systems can deliver voice and data services, advanced broadband services, mobile broadband, as well as high-definition video and online gaming. Our most recent generation of premises systems enable CSPs to address the complexity of the smart home and business and offer new services to their device enabled subscribers. We have designed all of these platforms and related systems so that they can be monitored, analyzed, managed and supported by Calix Cloud.
We market our cloud and software platforms, systems and services to CSPs globally through our direct sales force as well as select resellers. Our customers range from smaller, regional CSPs to some of the world’s largest CSPs. We have enabled over 1,500 customers to deploy passive optical, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue decreased to $441.3 million for 2018 from $510.4 million for 2017 and $458.8 million for 2016. Our revenue and revenue growth will depend on our ability to sell and license our cloud and software platforms, systems and services to existing customers as well as our ability to attract new customers, particularly larger CSPs, in the U.S. and internationally.
During 2018, we recognized revenue based on Accounting Standard Update No., or ASU, 2014-09, “Revenue from Contracts with Customers (Topic 606)”, but revenue for the year ended December 31, 2017 was recognized based on Topic 605. Revenue in 2018 was $1.7 million higher than it would have been under the previous accounting standard. For additional information on the impact of the new accounting standard on our revenue, see Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Revenue fluctuations result from many factors, including, but not limited to: increases or decreases in customer orders for our products and services, market, financial or other factors that may delay or materially impact customer purchasing decisions, contractual terms with customers that result in delayed revenue recognition and varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first quarter as they are finalizing their annual budgets, and in certain regions, customers are challenged by winter weather conditions that inhibit fiber deployment in outside infrastructure. Our revenue is also dependent upon our customers’ timing of purchases, capital expenditure plans and decisions to upgrade their network or adopt new technologies, including expenditure plans for turnkey solutions projects, which are generally non-recurring in nature. In particular, since the end of 2017, we experienced significantly lower order volumes by our largest customer due to the timing of their recent acquisition and lower amounts of CAF deployment services in 2018. Specifically, this customer represented 18% of total revenue in 2018 compared with 31% in the prior year. We expect that this acquisition may continue to disrupt the customer’s expenditure plans and result in continued delays and lower levels of purchases of our products and services.
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that could impact revenue. Factors that impacted our cost of revenue for the year ended December 31, 2018, and that we expect would impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in product warranty and incurrence of retrofit costs, changes in the cost of our inventory, including higher costs due to materials shortages, supply constraints or unfavorable changes in trade policies, tariffs and inventory write-downs. Cost of revenue also includes fixed expenses related to our internal operations, which could impact our cost of revenue as a percentage of revenue if there are large fluctuations in revenue.
During the year ended December 31, 2018, our gross profit and gross margin were positively impacted by the customer mix shift, the sale of our new platform offerings and a decrease in our services revenue, which carries a lower than corporate average gross margin, as a mix of total revenue. Overall, our gross profit and gross margin fluctuate based on timing of factors such as new product introductions or upgrades to existing products, changes in customer mix, changes in the mix of products demanded and sold (and any related write-downs of existing inventory) and may be negatively impacted by increases in mix of revenue towards professional services, increases in mix of revenue from channel sales rather than direct sales or other unfavorable customer or product mix, shipment volumes and any related volume discounts, changes in our product and services costs, pricing decreases or discounts, customer rebates and incentive programs due to competitive pressure or materials shortages, supply constraints, tariffs or unfavorable changes in trade policies.
Our operating expenses have fluctuated based on the following factors: changes in headcount and personnel costs, which comprise a significant portion of our operating expenses; timing of variable compensation expenses due to fluctuations in shipment volumes; timing of research and development expenses, including investments in innovative solutions and new customer segments, prototype builds and outsourced development projects; investments in our business and information technology infrastructure; and fluctuations in stock-based compensation expenses due to timing of equity grants or other factors affecting vesting. During the year ended December 31, 2018 as compared to 2017, our total operating expenses decreased largely due to the restructuring actions we took in 2017 and early 2018. In March 2017, we adopted a restructuring plan to realign our business to increase focus towards investments in software platforms and to reduce the expense structure in our traditional systems business. We incurred restructuring charges of $4.2 million in 2017 under this plan. In the first quarter of 2018, we established a new restructuring plan to further align our business resources based on the production releases of our platform offerings and incurred restructuring charges of $5.7 million during 2018. Our restructuring activities were completed in the second quarter of 2018.
Our net loss was $19.3 million in 2018, $83.0 million in 2017 and $27.4 million in 2016. Since our inception, we have incurred significant losses, and as of December 31, 2018, we had an accumulated deficit of $684.9 million. Further, as a result of the fluctuations described above and a number of other factors, many of which are outside our control, our annual operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
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

Revenue Recognition
Revenue is recognized when a performance obligation is satisfied, which occurs when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the we expect to be entitled to in exchange for those goods or services.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our hardware products contain both software and non-software components that function together to deliver the products’ essential functionality and therefore constitutes a single performance obligation as the promise to transfer the individual software and non-software components is not separately identifiable and, therefore, not distinct. Our contracts may include multiple performance obligations. For such arrangements, we allocate the contract’s transaction price to each performance obligation using the relative stand-alone selling price of each distinct good or service in the contract. We generally determine stand-alone selling prices based on the prices charged to customers or our best estimate of stand-alone selling price. Our estimate of stand-alone selling price is established considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, characteristics of targeted customers and pricing practices. The determination of estimated stand-alone selling price is made through consultation with and formal approval by management, taking into consideration the go-to-market strategy.
For certain revenue arrangements involving delivery of both systems and professional services, each is considered a distinct performance obligation. Systems revenue is recognized at a point in time when management has determined that control over systems has transferred to the customer, which is generally when legal title has transferred to the customer. For the same revenue arrangements, we believe that control of the associated professional services is transferred to the customer over time. As such, professional services revenue is recognized over the period in which the services are provided using a cost input measure. We recognize revenue when control of the systems and services has been transferred to the customer, which may be earlier than system installation or customer acceptance, in accordance with the agreed-upon specifications in the contract.
Inventory Valuation
Inventory, which primarily consists of finished goods purchased from CMs or ODMs, is stated at the lower of cost (determined by the first-in, first-out method) and net realizable value. Inbound shipping costs and tariffs are included in the cost of inventory. In addition, we, from time to time, procure component inventory primarily as a result of manufacturing discontinuation of critical components by suppliers. We regularly monitor inventory quantities on-hand and record write-downs for excess and obsolete inventory based on our estimate of demand for our products, potential obsolescence of technology, product life cycle and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds our estimated selling price. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross profit. If inventory is written down, a new cost basis is established that cannot be increased in future periods. The sale of previously reserved inventory has not had a material impact on our gross margin.
Recent Accounting Pronouncements Not Yet Adopted
Leases
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires recognition of an asset and liability for lease arrangements longer than twelve months. ASU 2016-02 became effective for us beginning in the first quarter of 2019. The standard can be adopted using either a modified retrospective approach, whereby we would recognize and measure leases at the beginning of the earliest period presented, or the effective date approach, whereby we would initially account for the impact of the adoption with a cumulative-effect adjustment to the January 1, 2019 financial statements. The effective date approach eliminates the need to restate amounts presented prior to January 1, 2019. We adopted the new standard effective January 1, 2019 using the effective date approach. Upon adoption of the standard, our assets and liabilities increased by approximately $16 million as the new standard requires recognition of right-of-use assets and lease liabilities for operating leases, but the new standard does not impact our Statements of Comprehensive Loss or Cash Flows.
Results of Operations for Years Ended December 31, 2018, 2017 and 2016
Revenue
Our revenue is comprised of the following:

•	Systems – includes revenue from the sale of access and premises systems, software platform licenses and cloud-based software subscriptions.

•	Services – includes revenue from professional services, customer support, software- and cloud-based maintenance, extended warranty subscriptions, training and managed services.

The following table sets forth our revenue (dollars in thousands):

	Years Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	$	%	$	%
Revenue:
Systems	$405,923	$421,890	$428,584	$(15,967)	(4)%	$(6,694)	(2)%
Services	35,397	88,477	30,203	(53,080)	(60)%	58,274	193%
	$441,320	$510,367	$458,787	$(69,047)	(14)%	$51,580	11%

Percent of total revenue:
Systems	92%	83%	93%
Services	8%	17%	7%
	100%	100%	100%
Our revenue is principally derived in the United States. Revenue generated in the United States represented approximately 88% of our total revenue in 2018, 89% in 2017 and 91% in 2016.
2018 compared to 2017: The decrease in revenue during 2018 compared with 2017 was due to lower services revenue of $53.1 million primarily driven by a lower level of CAF-related professional services and the substantial completion of services associated with a significant turnkey network improvement project during the first quarter of 2017 and to lower systems revenue of $16.0 million, also impacted by a lower level of CAF projects and a decline in sales of our traditional systems. This was partially offset by greater traction with our AXOS and Calix Cloud platforms.
We had one customer that accounted for more than 10% of our total revenue in 2018 and 2017 and two customers that each accounted for more than 10% of our total revenue in 2016. See Note 1 to the Consolidated Financial Statements set forth in this report for more details on concentration of revenue for the periods presented.
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
Cost of Revenue, Gross Profit and Gross Margin
The following table sets forth our cost of revenue (dollars in thousands):

	Years Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	$	%	$	%
Cost of revenue:
Systems	$216,529	$236,137	$228,976	$(19,608)	(8)%	$7,161	3%
Services	27,409	101,340	28,593	(73,931)	(73)%	72,747	254%
	$243,938	$337,477	$257,569	$(93,539)	(28)%	$79,908	31%
2018 compared to 2017: The decrease in cost of revenue of $93.5 million during 2018 as compared to 2017 was primarily attributable to a decrease in cost of service revenue by $73.9 million, as we experienced higher levels of service activities in 2017 as well as higher costs attributed to rework, delays, unanticipated costs and overruns (including third party costs) for our turnkey network improvement projects in 2017. Our cost of systems revenue also decreased by $19.6 million as compared with 2017 mainly due to lower systems revenue partially offset by improved regional and new product mix, which have higher gross margins.
2017 compared to 2016: The increase in cost of revenue of $79.9 million during 2017 as compared to 2016 was primarily attributable to an increase in cost of services revenue by $72.7 million, as we experienced higher levels of service activities as well as higher costs attributed to rework, delays, unanticipated costs and overruns (including third party costs) for our turnkey network improvement projects. Our cost of product revenue increased by $7.2 million during 2017 compared with 2016 primarily due to a product mix shift to lower margin products, partially offset by the lower volume of revenue. Cost of product revenue also included an increase in inventory write-downs of $2.9 million attributed to slow moving inventories, partially offset by a decrease in warranty and retrofit costs of $1.2 million primarily related to certain retrofit charges for two specific product families.

The following table sets forth our gross profit and gross margin (dollars in thousands):

	Years Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	$	%	$	%
Gross profit:
Systems	$189,394	$185,753	$199,608	$3,641	2%	$(13,855)	(7)%
Services	7,988	(12,863)	1,610	20,851	(162)%	(14,473)	(899)%
	$197,382	$172,890	$201,218	$24,492	14%	$(28,328)	(14)%
Gross margin:
Systems	47%	44%	47%
Services	23%	(15)%	5%
	45%	34%	44%
2018 compared to 2017: Gross profit increased by $24.5 million to $197.4 million during 2018 from $172.9 million during 2017. Gross margin increased to 45% during 2018 from 34% during 2017. The increase in gross profit and gross margin during 2018 was primarily due to the completion of a turnkey network improvement project and CAF-related projects in 2017, where project rework and cost overruns resulted in negative gross margin, and a decrease in our services revenue, which carries a lower than average gross margin, as a mix of total revenue. Services gross margin improved in 2018 primarily due to process improvements and efficiencies implemented in 2017. Systems gross margin increased due to strength in sales to our smaller regional customers and to an increasing mix of new products that have higher margins than some of our older traditional products. The improvement in system gross margin was partially offset by U.S. tariff and tariff-related costs of $3.2 million in the fourth quarter of 2018.
Given the recently enacted U.S. tariffs, we are working aggressively with partners and suppliers to re-engineer our supply chain and move production outside of China in addition to other supply chain improvements. We anticipate the cost impact of the current U.S. tariffs to be significant going forward, including in the next several quarters, but expect that we would be able to mitigate the impact of these tariffs through our supply chain re-engineering efforts with the cost impact diminishing beginning after the first half of 2019. We further anticipate that if we are successful in mitigating the impact of these tariffs within our planned timing, we would be able to avoid raising prices to our customers to cover tariff increases. Regardless of our mitigation plans, we expect these U.S. tariffs as well as the costs to realign our global supply chain will negatively impact overall gross margin.
2017 compared to 2016: Gross profit decreased by $28.3 million to $172.9 million during 2017 from $201.2 million during 2016. Gross margin decreased to 34 % during 2017 from 44 % during 2016. The decrease in gross profit and gross margin during 2017 was primarily due to an increase in revenue mix toward service revenue as we grew our professional services business, an increased level of activities in our turnkey network improvement projects and higher costs attributed to services rework and overruns. The rework costs and overruns generally relate to projects that were started in 2016 that incurred higher than anticipated costs from third party contractors, project delays, third party dependencies, quality issues associated with subcontracted work, rework to meet customer requirements and longer than anticipated time to complete. The vast majority of these 2016 projects were completed by the end of 2017.
Operating Expenses
Research and Development Expenses
Research and development expenses represent the largest component of our operating expenses and include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations. The following table sets forth our research and development expenses (dollars in thousands):

	Years Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	$	%	$	%
Research and development	$89,963	$127,541	$106,869	$(37,578)	(29)%	$20,672	19%
Percent of total revenue	20%	25%	23%
2018 compared to 2017: The decrease in research and development expenses during 2018 compared with 2017 was primarily due to the leverage of our software platforms enabling us to lower our level of investment and introduce new products faster. In addition, during 2017 and the first quarter of 2018, we restructured our business to increase our focus towards investments in software platforms and to reduce the expense structure of our traditional systems business. As a result, our personnel for research and development decreased during 2018 as compared 2017, which lowered compensation and employee benefits by $21.9 million. The decrease was also due to lower expenses for outside services of $8.2 million and lower expenditures relating to prototype and expendable equipment of $5.4 million. We expect our investments in research and development will be relatively consistent in absolute dollars from our current post-restructuring levels over the near term.
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
Sales and Marketing Expenses
Sales and marketing expenses consist of personnel costs, employee sales commissions, marketing programs, software tools and travel-related expenses. The following table sets forth our sales and marketing expenses (dollars in thousands):

	Years Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	$	%	$	%
Sales and marketing	$86,432	$82,781	$83,675	$3,651	4%	$(894)	(1)%
Percent of total revenue	20%	16%	18%
2018 compared to 2017: Sales and marketing expenses increased by $3.7 million during 2018 compared with 2017 primarily due to an increase in stock-based compensation of $2.4 million and an increase in marketing programs of $1.4 million to promote our software and cloud platforms.
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

	Years Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	$	%	$	%
General and administrative	$40,500	$39,875	$41,592	$625	2%	$(1,717)	(4)%
Percent of total revenue	9%	8%	9%
2018 compared to 2017: The increase in general and administrative expenses of $0.6 million during 2018 compared with 2017 was primarily due to an increase in stock-based compensation of $1.2 million partially offset by an overall decrease in professional service fees of $0.6 million. We incurred professional services fees for ongoing activities to migrate our on-premise enterprise resource planning system to a cloud model at the same levels as the prior year.
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

Restructuring Charges
We adopted a restructuring plan in March 2017. This restructuring plan realigned our business, increasing our focus towards investments in software platforms and cloud products, while reducing our expense structure in the traditional systems business. We began to take actions under this plan beginning in March 2017 and recognized $4.2 million of restructuring charges during 2017, consisting of severance and other one-time termination benefits. Actions pursuant to this restructuring plan were complete as of December 31, 2017.
In the first quarter of 2018, we established a new restructuring plan to further realign our business resources based on the production releases of our platform offerings. We incurred restructuring charges of $5.7 million during 2018, consisting primarily of severance and other termination related benefits. Actions pursuant to this restructuring plan were complete as of June 30, 2018. Please refer to Note 4, “Balance Sheet Details – Accrued Restructuring Charges” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Gain on Sale of Product Line
During 2018, we recognized a gain of $6.7 million relating to the sale of our outdoor cabinet product line to Clearfield, Inc. for $10.4 million. Please refer to Note 13, “Product Line Divestiture” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Interest and Other Income (Expense), Net
The following table sets forth our interest and other income (expense), net (dollars in thousands):

	Years Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	$	%	$	%
Interest and other income (expense), net	$(254)	$(233)	$1,064	$(21)	9%	$(1,297)	(122)%

2018 compared to 2017: Interest and other income (expense) was relatively flat in 2018 compared with 2017.
2017 compared to 2016: The decrease in interest and other income (expense), net during 2017 compared with 2016 is primarily due to a reduction in interest income resulting from lower levels of marketable securities investments in 2017, an increase in interest expense resulting from initiating line of credit borrowings in 2017 and a decrease in foreign currency gain (loss).
Provision for Income Taxes
The provision for income taxes primarily consist of state and foreign income taxes. The following table sets forth our provision for income taxes (dollars in thousands):

	Years Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	$	%	$	%
Provision for income taxes	$530	$1,243	$347	$(713)	(57)%	$896	258%
Effective tax rate	(2.8)%	(1.5)%	(1.3)%
2018 compared to 2017: The provision for income taxes decreased by $0.7 million from $1.2 million in 2017 to $0.5 million in 2018. The decrease was primarily due to a write-off of a foreign entity’s deferred tax assets in 2017.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the “Tax Cuts and Jobs Act”, or the Tax Act. The significant impacts from the Tax Act include a net, one-time transition tax of $1.1 million on unrepatriated earnings of foreign subsidiaries, which was offset by our current net operating loss, and a tax expense of $84.4 million related to the revaluation of our deferred tax assets and liabilities due to the reduction of the U.S. corporate tax rate from 34% to 21%, which was offset by a reduction in our valuation allowance.
As of December 31, 2018, we had unrecognized tax benefits of $22.0 million, none of which would affect our effective tax rate if recognized.
2017 compared to 2016: Income tax expense increased by $0.9 million from $0.3 million in 2016 to $1.2 million in 2017. The increase was primarily due to the write-off of a foreign entity’s deferred tax assets in 2017.

Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations, borrowing on our line of credit and sales of our common stock. As of December 31, 2018, we had cash and cash equivalents of $49.6 million, which consisted of deposits held at banks and money market mutual funds held at major financial institutions. This includes $3.7 million of cash held by our foreign subsidiaries primarily in China. As of December 31, 2018, our liability for taxes that would be payable as a result of repatriation of undistributed earnings of our foreign subsidiaries to the United States was not significant and limited to withholding taxes considering our existing net operating loss carryovers.
The following table presents the cash inflows and outflows by activity during 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$3,560	$(62,772)	$24,419
Net cash provided by (used in) investing activities	(76)	19,734	12,083
Net cash provided by (used in) financing activities	7,492	31,990	(9,243)
Operating Activities
Our operating activities provided cash of $3.6 million in 2018, used cash of $62.8 million in 2017 and provided cash of $24.4 million in 2016. The increase in net cash provided by operating activities during 2018 as compared to 2017 was due primarily to a favorable change of $60.4 million in our net operating results after adjustment of non-cash charges and a $5.9 million increase in net cash inflow resulting from changes in operating assets and liabilities. In 2018, cash provided by operating activities increased as we reduced our operating expenses while investing in inventory to support our supply chain realignment efforts.
In 2018, cash inflows from changes in operating assets and liabilities primarily consisted of an decrease in accounts receivable of $13.9 million, mainly due to the collection of payments from a large customer in early January 2018, an increase in accounts payable of $4.6 million primarily due to increased inventory purchases related to our supply chain realignment efforts, a decrease in prepaid expenses and other assets of $3.6 million due to the return of an advance previously made to a CM and an increase in accrued liabilities of $2.8 million due primarily to accrued incentive compensation. Cash outflows from changes in operating assets and liabilities primarily consisted of an increase in inventory of $20.6 million associated with our supply chain realignment efforts and a decrease in deferred revenue of $1.4 million. Non-cash charges were $20.3 million, the majority of which consist of stock-based compensation expense and depreciation, partially offset by a $6.7 million gain on sale of our outdoor cabinet product line.
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
Investing Activities
In 2018, net cash used in investing activities of $0.1 million consisted of capital expenditures of $10.4 million for purchases of test equipment, computer equipment and software, partially offset by the receipt of $10.4 million related to proceeds from the sales of our outdoor cabinet product line.

In 2017, our net cash provided by investing activities of $19.7 million consisted of net sales and maturities of marketable securities of $27.8 million partially offset by capital expenditures of $8.0 million for purchases of test equipment, computer equipment and software.
In 2016, our net cash provided by investing activities of $12.1 million consisted of net maturities of marketable securities of $21.9 million, partially offset by capital expenditures of $9.8 million for purchases of test equipment, computer equipment and software.
Financing Activities
In 2018, net cash provided by financing activities of $7.5 million primarily consisted of proceeds from the issuance of common stock under our employee stock purchase plans of $7.3 million.
In 2017, net cash provided by financing activities of $32.0 million primarily consisted of net proceeds from our line of credit of $30.0 million and the proceeds from the issuance of common stock under our employee stock purchase plans of $4.9 million , partially offset by the payment of payroll taxes for the vesting of awards under our 2010 Equity Incentive Award Plan of $2.8 million and payments to originate our line of credit with SVB of $0.2 million.
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
In August 2017, we entered into the Loan Agreement for a senior secured revolving credit facility with SVB, which provides for a revolving credit facility of up to $30.0 million based on a customary accounts receivable borrowing base, subject to certain exceptions for accounts originating outside the United States and certain specific accounts, which could reduce the amount available to us under the credit facility. The Loan Agreement includes affirmative and negative covenants and requires us to maintain a liquidity ratio at minimum levels specified in the Loan Agreement. For the month ended November 30, 2017, we were not able to maintain the minimum AQR (as defined in the Loan Agreement, as amended) at the level required in the Loan Agreement, which constituted an event of default. Although SVB waived this event of default effective as of November 30, 2017 and, therefore, this default did not change our ability to borrow under the Loan Agreement, we were required to amend certain covenants under the Loan Agreement and, in February 2018, we entered into an amendment to the Loan Agreement that, among other things, amended certain affirmative financial covenants, including reductions to the required minimum level of the AQR and the inclusion of an additional financial covenant related to the maintenance of Adjusted EBITDA (as defined in the Loan Agreement, as amended). In August 2018, we entered into a second amendment to the Loan Agreement that, among other things, extended the maturity date from August 7, 2019 to August 7, 2020, amended certain financial covenants, including covenants with respect to the AQR and the Adjusted EBITDA, and changed the compliance requirements for the AQR covenant from a monthly basis to a quarterly basis. In February 2019, we entered into a third amendment to the Loan Agreement to reduce the required minimum level of the AQR for the first half of 2019 and the required minimum Adjusted EBITDA for the first fiscal quarter of 2019 to accommodate the increased costs and use of cash that we anticipate for the first half of 2019 related to activities to mitigate the impact of the U.S. tariffs. As of December 31, 2018, we were in compliance with these covenants. Although we were compliant with the financial covenants under the Loan Agreement at December 31, 2018, given our current financial position and history of operating losses, it is possible that we may fail to meet the minimum levels required by the financial covenants in a future period. In particular, if we are unable to generate positive cash flows on a continued basis, we could fall below the minimum AQR requirement, which would constitute an event of default under the Loan Agreement.

As of December 31, 2018, we borrowed the full principal amount under this line of credit of $30 million. Please refer to Note 5, “Credit Agreements” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more details on this credit facility.
We established a new restructuring plan in early 2018 to further realign our business resources based on the production releases of our platform offerings. These actions were completed as of June 30, 2018 and resulted in annualized savings of over $20 million.
In February 2018, we sold our outdoor cabinet product line to Clearfield, Inc. for $10.4 million in cash as well as the assumption by Clearfield of the related product warranty liabilities and open purchase order commitments with our contract manufacturer. See Note 13, “Product Line Divestiture” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
During 2018 we entered into financing arrangements to purchase research and development equipment for approximately $5.1 million. Each agreement is to be paid over 36 months with a weighted average interest rate of 6.2%.
We believe, based on our current operating plan and expected operating cash flows, that our existing cash and cash equivalents, along with available borrowings under our SVB line of credit, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We expect to continue to draw on the SVB line of credit from time to time to support our working capital needs. Our future capital requirements will depend on many factors including our rate of revenue growth; timing of customer payments and payment terms, particularly of larger customers; the timing and extent of spending to support development efforts, particularly research and development related to growth initiatives such as our software defined access portfolio, our ability to partner with third parties to outsource our research and development projects; our ability to manage product cost, including the cost impact of the current U.S. tariffs as well as our ability to mitigate the cost impact through supply chain re-engineering as currently planned, the possibility of additional tariffs that may impact our product costs and higher component costs associated with new technologies; our ability to implement efficiencies and maintain product margin levels; the expansion of sales and marketing activities; the timing of introductions and customer adoption of new products and enhancements to existing products; the slowdowns or declines in customer purchases of traditional systems; acquisition of new capabilities or technologies; and the continued market acceptance of our products. If we are unable to execute to our current operating plan or generate positive operating income and positive cash flows, our liquidity, results of operations and financial condition will be adversely affected and we may fail to comply with the covenants in the Loan Agreement, in which case we may not be able to borrow under the SVB line of credit. In particular, until we are able to mitigate the cost impact of the U.S. tariffs, these tariffs will have a material adverse impact on our cash flows. Re-engineering of our supply chain to mitigate the impact of the tariffs requires significant effort, may take longer to complete than anticipated and may require higher expenditures than planned. Moreover, there remains uncertainty as to the scope of the tariffs and whether additional tariffs or other measures may be imposed that could have further cost impact to us. We may need to seek other sources of liquidity, including the sale of equity or incremental borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which may adversely impact our business and growth.
Contractual Obligations and Commitments
Our principal commitments as of December 31, 2018 consisted of our contractual obligations under the Loan Agreement, operating leases for office space and non-cancelable outstanding purchase obligations. The following table summarizes our contractual obligations at December 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Line of credit, including interest (1)	$33,366	$2,100	$31,266	$—	$—
Equipment financing arrangements (2)	4,987	1,863	3,124	—	—
Operating lease obligations (3)	23,799	3,750	7,286	6,712	6,051
Non-cancelable purchase commitments (4)	57,770	41,955	8,390	7,425	—
Total	$119,922	$49,668	$50,066	$14,137	$6,051
(1) Line of credit contractual obligations include projected interest payments over the term of the Loan Agreement, assuming interest rate in effect for the outstanding borrowings as of December 31, 2018 of 7% and payment of the borrowings on August 7, 2020, the contractual maturity date of the credit facility. See Note 5, “Credit Agreements” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our contractual obligations relating to our line of credit.
(2) Represents loan payments, including interest, for equipment financing arrangements. See Note 5, “Credit Agreements” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our equipment financing arrangements.
(3) Future minimum operating lease obligations in the table above include primarily payments for our office space in San Jose and Petaluma, California; Minneapolis, Minnesota; Nanjing, China; and Richardson, Texas, which expire at various dates through 2025. See Note 6, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our operating leases.
(4) Represents outstanding purchase commitments for inventory and services to be delivered by our suppliers, including CMs, ODMs and engineering service providers. See Note 6, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our outstanding purchase commitments.
Off-Balance Sheet Arrangements
As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of December 31, 2018, we had cash and cash equivalents of $49.6 million, which were held primarily in cash and money market funds. Due to the nature of these money market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings under our revolving credit facility pursuant to our Loan Agreement with SVB. Borrowings under the Loan Agreement will bear interest through maturity at a variable annual rate based upon an annual rate of either a prime rate or a LIBOR rate, plus an applicable margin between 0.5% to 1.5% for prime rate advances and between 2.0% and 3.0% for LIBOR advances based on our maintenance of an applicable liquidity ratio. As of December 31, 2018, we had $30.0 million outstanding under the Loan Agreement.
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
Our operating expenses are incurred primarily in the United States, with a small portion of expenses incurred in Brazil associated with the administration of the entity, in China associated with our research and development operations that are maintained there and in the United Kingdom for our international sales and marketing activities. Our operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located.

The percentages of our operating expenses denominated in the following currencies for the indicated fiscal years were as follows:

	Years Ended December 31,
	2018	2017	2016
USD	89%	89%	88%
RMB	7	7	7
GBP	4	3	4
BRL	—	1	1
	100%	100%	100%
If the currency exchange rates in 2018 had been the same as in 2017, our 2018 operating expenses would have decreased by approximately $0.8 million. If the U.S. dollar had appreciated or depreciated by 10% relative to RMB, GBP and BRL, our operating expenses for 2018 would have decreased or increased by $2.4 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the year ended December 31, 2018 was a net translation loss of approximately $0.6 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within other income (expense), net in our Consolidated Statements of Comprehensive Loss. During the year ended December 31, 2018, we recognized a net gain related to these foreign exchange assets and liabilities of approximately $0.4 million.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Calix, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Calix, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
San Francisco, California
March 1, 2019

CALIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$49,646	$39,775
Restricted cash	628	—
Accounts receivable, net	67,026	80,392
Inventory	50,151	31,529
Prepaid expenses and other current assets	7,306	10,759
Total current assets	174,757	162,455
Property and equipment, net	24,945	15,681
Goodwill	116,175	116,175
Other assets	1,203	759
	$317,080	$295,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,209	$35,977
Accrued liabilities	57,869	49,279
Deferred revenue	15,600	13,076
Line of credit	30,000	30,000
Total current liabilities	143,678	128,332
Long-term portion of deferred revenue	17,496	20,645
Other long-term liabilities	3,972	1,130
Total liabilities	165,146	150,107
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 59,285 shares issued and 53,955 shares outstanding as of December 31, 2018, and 56,839 shares issued and 51,509 shares outstanding as of December 31, 2017	1,482	1,421
Additional paid-in capital	876,073	851,054
Accumulated other comprehensive loss	(753)	(169)
Accumulated deficit	(684,882)	(667,357)
Treasury stock, 5,330 shares as of December 31, 2018 and 2017	(39,986)	(39,986)
Total stockholders’ equity	151,934	144,963
	$317,080	$295,070

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenue:
Systems	$405,923	$421,890	$428,584
Services	35,397	88,477	30,203
Total revenue	441,320	510,367	458,787
Cost of revenue:
Systems (1)	216,529	236,137	228,976
Services (1)	27,409	101,340	28,593
Total cost of revenue	243,938	337,477	257,569
Gross profit	197,382	172,890	201,218
Operating expenses:
Research and development (1)	89,963	127,541	106,869
Sales and marketing (1)	86,432	82,781	83,675
General and administrative (1)	40,500	39,875	41,592
Restructuring charges	5,705	4,249	—
Amortization of intangible assets	—	—	1,701
Gain on sale of product line	(6,704)	—	—
Litigation settlement gain	—	—	(4,500)
Total operating expenses	215,896	254,446	229,337
Loss from operations	(18,514)	(81,556)	(28,119)
Interest and other income (expense), net:
Interest income (expense), net	(632)	(160)	152
Other income (expense), net	378	(73)	912
Total interest and other income (expense), net	(254)	(233)	1,064
Loss before provision for income taxes	(18,768)	(81,789)	(27,055)
Provision for income taxes	530	1,243	347
Net loss	$(19,298)	$(83,032)	$(27,402)
Net loss per common share:
Basic and diluted	$(0.37)	$(1.66)	$(0.56)
Weighted-average number of shares used to compute net loss per common share:
Basic and diluted	52,609	50,155	48,730

Net loss	$(19,298)	$(83,032)	$(27,402)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale marketable securities, net	—	6	88
Foreign currency translation adjustments, net	(584)	481	(549)
Total other comprehensive income (loss), net of tax	(584)	487	(461)
Comprehensive loss	$(19,882)	$(82,545)	$(27,863)

(1) Includes stock-based compensation as follows:
Cost of revenue:
Systems	$885	$473	$465
Services	363	276	207
Research and development	5,969	4,869	5,125
Sales and marketing	5,787	3,433	4,586
General and administrative	4,469	3,317	3,902

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance at December 31, 2015	49,509	$1,326	$818,754	$(195)	$(556,923)	$(27,177)	$235,785
Stock-based compensation	—	—	14,285	—	—	—	14,285
Exercise of stock options	3	—	17	—	—	—	17
Issuance of vested performance restricted stock units and restricted stock units, net of taxes withheld	659	17	(2,118)	—	—	—	(2,101)
Stock issued under employee stock purchase plan	1,010	25	5,625	—	—	—	5,650
Net loss	—	—	—	—	(27,402)	—	(27,402)
Other comprehensive loss	—	—	—	(461)	—	—	(461)
Repurchases of common stock	(1,789)	—	—	—	—	(12,809)	(12,809)
Balance at December 31, 2016	49,392	1,368	836,563	(656)	(584,325)	(39,986)	212,964
Stock-based compensation	—	—	12,368	—	—	—	12,368
Exercise of stock options	11	—	62	—	—	—	62
Issuance of vested performance restricted stock units and restricted stock units, net of taxes withheld	994	24	(2,788)	—	—	—	(2,764)
Stock issued under employee stock purchase plans	1,112	29	4,849	—	—	—	4,878
Net loss	—	—	—	—	(83,032)	—	(83,032)
Other comprehensive income	—	—	—	487	—	—	487
Balance at December 31, 2017	51,509	1,421	851,054	(169)	(667,357)	(39,986)	144,963
Stock-based compensation	—	—	17,473	—	—	—	17,473
Exercise of stock options	57	1	383	—	—	—	384
Issuance of vested performance restricted stock units and restricted stock units, net of taxes withheld	913	22	(96)	—	—	—	(74)
Stock issued under employee stock purchase plans	1,476	38	7,259	—	—	—	7,297
Cumulative effect of accounting change	—	—	—	—	1,773	—	1,773
Net loss	—	—	—	—	(19,298)	—	(19,298)
Other comprehensive loss	—	—	—	(584)	—	—	(584)
Balance at December 31, 2018	53,955	$1,482	$876,073	$(753)	$(684,882)	$(39,986)	$151,934

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(19,298)	$(83,032)	$(27,402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	17,473	12,368	14,285
Depreciation and amortization	9,187	10,178	8,319
Loss on retirement of property and equipment	326	280	—
Amortization of intangible assets	—	813	5,805
Amortization of premium (discount) relating to available-for-sale securities	—	(6)	382
Gain on sale of product line	(6,704)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	13,858	(29,056)	(4,185)
Inventory	(20,639)	13,016	3,122
Prepaid expenses and other assets	3,579	35,210	(31,042)
Accounts payable	4,596	11,759	4,236
Accrued liabilities	2,791	(20,184)	34,913
Deferred revenue	(1,426)	(14,370)	16,398
Other long-term liabilities	(183)	252	(412)
Net cash provided by (used in) operating activities	3,560	(62,772)	24,419
Investing activities:
Purchases of property and equipment	(10,426)	(8,026)	(9,839)
Purchases of marketable securities	—	(8,732)	(16,478)
Sales of marketable securities	—	5,051	—
Maturities of marketable securities	—	31,441	38,400
Proceeds from sale of product line	10,350	—	—
Net cash provided by (used in) investing activities	(76)	19,734	12,083
Financing activities:
Proceeds from exercise of stock options	384	62	17
Proceeds from employee stock purchase plans	7,297	4,878	5,650
Payments for repurchases of common stock	—	—	(12,809)
Taxes paid for awards vested under equity incentive plan	(74)	(2,764)	(2,101)
Proceeds from line of credit	557,915	171,268	—
Repayments of line of credit	(557,915)	(141,268)	—
Payments to originate the line of credit	(115)	(186)	—
Net cash provided by (used in) financing activities	7,492	31,990	(9,243)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(477)	464	(526)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,499	(10,584)	26,733
Cash, cash equivalents and restricted cash at beginning of period	39,775	50,359	23,626
Cash, cash equivalents and restricted cash at end of period	$50,274	$39,775	$50,359
Supplemental disclosures of cash flow information:
Interest paid	$649	$313	$127
Income taxes paid	$561	915	965
Non-cash investing activities:
Changes in accounts payable and accrued liabilities related to purchases of property and equipment	$8,459	$(55)	$(478)

See accompanying notes to consolidated financial statements.

CALIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Significant Accounting Policies
Company
Calix, Inc. (together with its subsidiaries, “Calix” or the “Company”) was incorporated in August 1999 and is a Delaware corporation. The Company is a leading global provider of the cloud and software platforms, systems and services required to deliver the unified access network and smart premises of tomorrow. The Company’s platforms and services help its customers build next generation networks by embracing a DevOps operating model, optimize the subscriber experience by leveraging big data analytics and turn the complexity of the smart home and business into new revenue streams. The Company's cloud and software platforms, systems and services enable communication service providers (“CSPs”) to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. The Company focuses on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All significant intercompany balances and transactions have been eliminated in consolidation.
Applicable Accounting Guidance
Any reference in these notes to applicable accounting guidance (“guidance”) is meant to refer to the authoritative U.S. generally accepted accounting principles (“GAAP”) as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
Use of Estimates
The preparation of financial statements is in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For the Company, these estimates include, but are not limited to: allowances for doubtful accounts and sales returns, excess and obsolete inventory, allowances for obligations to its contract manufacturers, valuation of stock-based compensation, useful lives assigned to long-lived assets, standard and extended warranty costs and contingencies. Actual results could differ from those estimates, and such differences could be material to the Company’s financial position and results of operations.
Revenue Recognition
Revenue is recognized when a performance obligation is satisfied, which occurs when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s hardware products contain both software and non-software components that function together to deliver the products’ essential functionality and therefore constitutes a single performance obligation as the promise to transfer the individual software and non-software components is not separately identifiable and, therefore, not distinct. The Company’s contracts may include multiple performance obligations. For such arrangements, the Company allocates the contract’s transaction price to each performance obligation using the relative stand-alone selling price of each distinct good or service in the contract. The Company generally determines stand-alone selling prices based on the prices charged to customers or its best estimate of stand-alone selling price. The Company’s estimate of stand-alone selling price is established considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, characteristics of targeted customers and pricing practices. The determination of estimated stand-alone selling price is made through consultation with and formal approval by management, taking into consideration the go-to-market strategy.
For certain revenue arrangements involving delivery of both systems and professional services, each is considered a distinct performance obligation. Systems revenue is recognized at a point in time when management has determined that control over systems has transferred to the customer, which is generally when legal title has transferred to the customer. For the same revenue arrangements, management believes that the output of the associated professional services is transferred to the customer over time. As such, professional services revenue is recognized over the period in which the services are provided using a cost input measure. The Company recognizes revenue when control of the systems and services has been transferred to the customer, which may be earlier than system installation or customer acceptance, in accordance with the agreed-upon specifications in the contract.
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
Warranty and Retrofit
The Company offers limited warranties for its hardware products for a period of one, three or five years, depending on the product type. The Company recognizes estimated costs related to warranty activities as a component of cost of revenue upon product shipment or upon identification of a specific product failure. Under certain circumstances, the Company also provides fixes on specifically identified performance failures for products that are outside of the standard warranty period and recognizes estimated costs related to retrofit activities as a component of cost of revenue upon identification of such product failures. The Company recognizes estimated warranty and retrofit costs when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. The estimates are based upon historical and projected product failure and claim rates, historical costs incurred in correcting product failures and information available related to any specifically identified product failures. Judgment is required in estimating costs associated with warranty and retrofit activities, and the Company's estimates are limited to information available to the Company at the time of such estimates. In some cases, such as when a specific product failure is first identified or a new product is introduced, the Company may initially have limited information and limited historical failure and claim rates upon which to base its estimates, and such estimates may require revision in future periods. The recorded amount is adjusted from time to time for specifically identified warranty and retrofit exposure. Actual warranty and retrofit expenses are charged against the Company’s estimated warranty and retrofit liability when incurred. Factors that affect the Company’s warranty and retrofit liability include the number of active installed units and historical and anticipated rates of warranty and retrofit claims and cost per claim.
Stock-Based Compensation
Stock-based compensation expense associated with stock options, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”) and purchase rights under the Amended and Restated Employee Stock Purchase Plan (the“ESPP”) and the Amended and Restated 2017 Nonqualified Employee Stock Purchase Plan (the “Nonqualified ESPP”) is measured at the grant date based on the fair value of the award, and is recognized, net of forfeitures, as expense over the remaining requisite service period (generally the vesting period) on a straight-line basis.
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
Loss Contingencies
From time to time, the Company is involved in legal proceedings arising from the normal course of business activities. The Company evaluates the likelihood of an unfavorable outcome of legal proceedings to which it is a party and accrues a loss contingency when the loss is probable and reasonably estimable. Assessing legal contingencies involves significant judgment and estimates, and the outcome of litigation is inherently uncertain and subject to numerous factors outside the Company’s control. Significant judgment is required when the Company assesses the likelihood of any adverse judgments or outcomes, including the potential range of possible losses, and whether losses are probable and reasonably estimable.
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
Credit Risk and Inventory Supplier Concentrations
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents consist of money market funds, which are invested through financial institutions in the United States. Deposits in these financial institutions may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company also has approximately $3.7 million of cash held by its foreign subsidiaries in Brazil, China and the United Kingdom. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these cash and cash equivalents.
Concentrations of credit risk in relation to customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenue of 10% or greater of total revenue are presented below for the periods indicated.

	Percentage of Accounts Receivable		Percentage of Revenue
	December 31,		Years Ended December 31,
	2018	2017	2018	2017	2016
CenturyLink	16%	42%	18%	31%	21%
Windstream	*	*	*	*	15%

* Less than 10% of total accounts receivable or revenue.
The Company depends primarily on a small number of outside contract manufacturers ("CMs") and original design manufacturers ("ODMs") for the bulk of its finished goods inventory. In particular, the Company relied on Flex Ltd for the manufacture of a large percentage of its products through 2018. The Company generally purchases its products through purchase orders with its suppliers. While the Company seeks to maintain a sufficient supply of its products, the Company’s business and results of operations could be adversely affected by a stoppage or delay in receiving such products, the receipt of defective parts, an increase in price of such products or the Company’s inability to obtain lower prices from its CMs and other suppliers in response to competitive pressures.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, accounts payable, line of credit and other accrued liabilities approximate their fair value due to their relatively short-term nature.
Cash, Cash Equivalents, Restricted Cash and Marketable Securities
Cash equivalents and marketable securities are stated at amounts that approximate fair value based on quoted market prices.
Restricted cash is cash that is legally restricted as to withdrawal or usage. As of December 31, 2018, the Company had $0.6 million in restricted cash related to a letter of credit for our San Jose lease.

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
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of comprehensive loss in the stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as “Other income (expense), net”. The Company had no investments as of December 31, 2018 and 2017.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company records a specific allowance based on an analysis of individual past-due balances. Additionally, based on historical write-offs and the Company’s collection experience, the Company records an additional allowance based on a percentage of outstanding receivables. The Company performs credit evaluations of its customers’ financial condition. These evaluations require judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history and a financial review of the customer. Actual collection losses may differ from management’s estimates, and such differences could be material to our financial position and results of operations.
Inventory Valuation
Inventory, which primarily consists of finished goods purchased from CMs or ODMs, is stated at the lower of cost (determined by the first-in, first-out method) or market value. Inbound shipping costs and U.S. tariffs are included in cost of inventory. In addition, the Company, from time to time, procures component inventory primarily as a result of manufacturing discontinuation of critical components by suppliers. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes and new product introductions and require significant estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross profit. If inventory is written down, a new cost basis is established that cannot be increased in future periods. Shipments from suppliers or CMs before the Company receives them are recorded as in-transit inventory when title and the significant risks and rewards of ownership have passed to the Company.
Contract Costs
The Company capitalizes all incremental costs incurred to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided it expects to recover the costs. The Company capitalizes certain sales commissions related primarily to extended warranty and Calix Cloud products for which the expected amortization period is greater than one year.
The Company expects that sales commissions as a result of obtaining customer contracts are recoverable, and therefore the Company defers and capitalizes them as contract costs. Capitalized commissions are amortized as sales and marketing expenses over the period that the related revenue is recognized, which typically range from three to ten years for extended warranty and cloud offerings. The Company classifies the unamortized portion of deferred commissions as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other assets, respectively, in the Company’s Consolidated Balance Sheets.
As of December 31, 2018, the unamortized balance of deferred commissions was $0.8 million. For the year ended December 31, 2018, the amount of amortization was $0.1 million, and there was no impairment loss in relation to the costs capitalized.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation, and are depreciated using the straight-line method over the estimated useful life of each asset. Generally, computer equipment is depreciated over two years; purchased software is depreciated over three years; test equipment is depreciated over three years; furniture and fixtures are depreciated over seven years; and leasehold improvements are depreciated over the shorter of the respective lease term or the estimated useful life of the asset. Maintenance and repairs are charged to expense as incurred.

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
At the end of the second quarter of 2018, the Company completed its annual goodwill impairment test. Based on its assessment of the above qualitative factors, management concluded that the fair value of the Company was more likely than not greater than its carrying amount as of June 30, 2018. As such, it was not necessary to perform the two-step quantitative goodwill impairment test at the time.
There have been no significant events or changes in circumstances subsequent to the 2018 annual impairment test that would more likely than not indicate that the carrying value of goodwill may have been impaired as of December 31, 2018. Therefore, there was no impairment to the carrying value of the Company’s goodwill as of December 31, 2018. There were no impairment losses for goodwill in the years ended December 31, 2017 or 2016.
Deferred Revenue
Deferred revenue results from transactions where the Company billed the customer for products or services and when cash payments are received or due prior to transferring control of the promised goods or services to the customer.
Revenue allocated to remaining performance obligations represent contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This amount was $33.1 million as December 31, 2018, and the Company expects to recognize 47% of such revenue over the next year and the remainder thereafter.
Payment terms to customers typically range from net 30 to net 90 days and vary by the size and location of customer and the products or services offered. The period between the transfer of control of the promised good or service to a customer and when payment is due is not significant.
Income Taxes
The Company evaluates its tax positions and estimates its current tax exposure along with assessing temporary differences that result from different book to tax treatment of items not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities on the Company’s Consolidated Balance Sheets, which are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s Consolidated Statements of Comprehensive Loss become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, realization of the Company’s deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.

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
Newly Adopted Accounting Standards
Revenue from Contracts with Customers
In May 2014, the FASB issued Accounting Standards Update No. (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, and most industry-specific guidance. Additionally, it supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”, and creates new Subtopic 340-40, “Other Assets and Deferred Costs-Contracts with Customers.” The Company determines revenue recognition through the following steps: identification of the contract, or contracts, with a customer; identification of the performance obligations in the contract; determination of the transaction price; allocation of the transaction price to the performance obligations in the contract; and recognition of revenue when, or as, the Company satisfies a performance obligation. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard permits adoption by using either (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures.
On January 1, 2018, the Company adopted Topic 606 and Subtopic 340-40 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Accordingly, results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while results for prior periods have not been restated and continues to be reported under the accounting standards in effect for those periods. The Company recognized the cumulative effect of initially applying the standards as an adjustment to the opening balance of accumulated deficit of $1.8 million as of January 1, 2018, with the impact primarily relating to deferring the costs of obtaining contracts (sales commissions) and the upfront recognition of software license revenue. The impact to revenue of applying Topic 606 for the year ended December 31, 2018 was an increase of $1.7 million.
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

Cumulative Effect of Adoption
The cumulative effect of changes made to the Consolidated January 1, 2018 Balance Sheet was as follows (in thousands):

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
The impact of adopting the new revenue standard on the Company’s consolidated financial statements as of and for the year ended December 31, 2018 were as follows (in thousands):
Consolidated Balance Sheet

As of December 31, 2018	As Reported	Adjustments	Balances Without Adoption of Topic 606
Accounts receivable, net	$67,026	$(1,095)	$65,931
Prepaid expenses and other current assets	7,306	953	8,259
Other assets	1,203	(567)	636
Total assets	317,080	(709)	316,371
Accrued liabilities	57,869	(880)	56,989
Deferred revenue	33,096	2,801	35,897
Total liabilities	165,146	1,921	167,067
Accumulated deficit	(684,882)	(2,630)	(687,512)
Total liabilities and stockholders’ equity	317,080	(709)	316,371

Consolidated Statement of Comprehensive Loss

Year Ended December 31, 2018	As Reported	Adjustments	Balances Without Adoption of Topic 606
Revenue:
Systems	$405,923	$(3,253)	$402,670
Services	35,397	1,559	36,956
Total revenue	441,320	(1,694)	439,626
Cost of revenue:
Systems	216,529	(1,052)	215,477
Services	27,409	274	27,683
Total cost of revenue	243,938	(778)	243,160
Gross profit	197,382	(916)	196,466
Sales and marketing	86,432	(59)	86,373
Net loss	(19,298)	(857)	(20,155)
Cloud Computing Costs
In August 2018, the FASB issued ASU 2018-15, “Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This new standard becomes effective for the Company in the first quarter of 2020, with early adoption permitted.

This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted the standard prospectively in the fourth quarter of 2018, resulting in the capitalization of $1.2 million in implementation costs related to the Company's SaaS-based enterprise resource planning infrastructure project.
Statement of Cash Flows
In November 2016, the FASB issued ASU 2016-18, an update to “Statement of Cash Flows (Topic 230)”, to provide guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include restricted cash within cash and cash equivalents. The Company adopted ASU 2016-18 in 2018. Prior to 2018, the Company did not have restricted cash. As of December 31, 2018, the Company classified $0.6 million as restricted cash in our Consolidated Balance Sheets. The adoption of ASU 2016-18 did not have a material impact on our Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements Not Yet Adopted
Leases
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires recognition of an asset and liability for lease arrangements longer than twelve months. ASU 2016-02 will be effective for the Company beginning in the first quarter of 2019. The standard can be adopted using either a modified retrospective approach, whereby the Company would recognize and measure leases at the beginning of the earliest period presented, or the effective date approach, whereby the Company would initially account for the impact of the adoption with a cumulative-effect adjustment to the January 1, 2019 financial statements. The effective date approach will eliminate the need to restate amounts presented prior to January 1, 2019. The Company adopted the new standard effective January 1, 2019 using the effective date approach. Upon adoption of the standard, the Company's assets and liabilities will increase by approximately $16 million as the new standard requires recognition of right-of-use assets and lease liabilities for operating leases, but the new standard does not impact its Statements of Comprehensive Loss or Cash Flows.
2. Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2018	2017
Cash and cash equivalents:
Cash	$45,806	$35,999
Money market funds	3,840	3,776
	$49,646	$39,775
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

As of December 31, 2018 and 2017, the Company had money market funds of $3.8 million for each period, and each was classified as a Level 1 financial asset. The fair values of money market funds classified as Level 1 were derived from quoted market prices as active markets for these instruments exist. The Company had no Level 2 or Level 3 financial assets.
4. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2018	2017
Accounts receivable	$67,396	$81,793
Allowance for doubtful accounts	(370)	(579)
Product return reserve (1)	—	(822)
	$67,026	$80,392

(1)	With adoption of Topic 606 on January 1, 2018, the product return reserve is considered a contract liability and has been reclassified to accrued liabilities.
The table below summarizes the changes in allowance for doubtful accounts and product return reserve for the periods indicated (in thousands):

	Balance at Beginning of Year	Additions Charged to Costs or Expenses or Revenue	Deductions and Write Offs	Balance at End of Year
Year Ended December 31, 2018
Allowance for doubtful accounts	$579	$(5)	$(204)	$370
Product return reserve	822	771	(713)	880
Year Ended December 31, 2017
Allowance for doubtful accounts	$518	$103	$(42)	$579
Product return reserve	938	3,682	(3,798)	822
Year Ended December 31, 2016
Allowance for doubtful accounts	$501	$232	$(215)	$518
Product return reserve	663	3,679	(3,404)	938
Inventory consisted of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$10,815	$1,211
Finished goods	39,336	30,318
	$50,151	$31,529
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Test equipment	$39,148	$39,952
Computer equipment and purchased software	34,697	32,175
Furniture and fixtures	1,976	2,714
Leasehold improvements	3,559	6,029
	79,380	80,870
Accumulated depreciation and amortization	(54,435)	(65,189)
	$24,945	$15,681
Depreciation and amortization expenses were $9.2 million, $10.2 million and $8.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued compensation and related benefits	$19,811	$15,563
Accrued warranty and retrofit	8,547	8,708
Accrued customer rebates/prepayments	6,103	1,432
Accrued professional and consulting fees	6,060	9,604
Accrued excess and obsolete inventory at CMs or ODMs	2,667	2,430
Current portion of equipment financing arrangements	1,778	—
Accrued business events	1,696	1,272
Accrued non-income related taxes	1,288	1,778
Accrued freight	1,187	593
Accrued insurance	917	827
Product return reserve (1)	880	—
Accrued restructuring charges	28	1,417
Accrued other	6,907	5,655
	$57,869	$49,279

(1)	With adoption of Topic 606 on January 1, 2018, the product return reserve is considered a contract liability and has been reclassified from accounts receivable.

Changes in the Company’s accrued warranty and retrofit liability were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of period	$8,708	$12,214	$9,564
Provision for warranty and retrofit charged to cost of revenue	5,215	8,720	9,898
Utilization of reserve	(5,376)	(12,226)	(6,816)
Adjustments to pre-existing reserve	—	—	(432)
Balance at end of period	$8,547	$8,708	$12,214
Accrued Restructuring Charges
The Company adopted a restructuring plan in March 2017. This restructuring plan realigned the Company’s business, increasing its focus towards its investments in software defined access and cloud products, while reducing its expense structure in its traditional systems business. The Company began to take actions under this plan beginning in March 2017 and recognized $4.2 million of restructuring charges for the year ended December 31, 2017, consisting primarily of severance and other one-time termination benefits. Actions pursuant to this restructuring plan were complete as of December 31, 2017.
The Company established a new restructuring plan in February 2018 to further align its business resources based on the production releases of its platform offerings. The Company incurred restructuring charges of approximately $5.7 million for the year ended December 31, 2018, consisting primarily of severance and other termination related benefits.
The following table summarizes the activities pursuant to the above restructuring plans (in thousands):

	Severance and Related Benefits	Facilities	Total
Balance at December 31, 2016	$—	$—	$—
Restructuring charges for the year	3,807	442	4,249
Cash payments	(2,832)	—	(2,832)
Balance at December 31, 2017	$975	$442	$1,417
Restructuring charges for the year	5,203	502	5,705
Cash payments	(6,178)	(916)	(7,094)
Balance at December 31, 2018	$—	$28	$28

Contract Asset
The primary contract asset is revenue recognized on professional services contracts where the services are transferred to the customer over time, less any progress billings and advanced payments, and is classified within accounts receivable. Amounts are billed in accordance with the agreed-upon contractual terms. The opening balance at January 1, 2018 was $1.5 million of which $0.2 million remained in our Consolidated Balance Sheet at December 31, 2018. The closing balance at December 31, 2018 was $5.9 million of which we expect to bill substantially all of the balance during 2019. The increase in the contract asset was driven by the timing of professional services contracts with a major customer at the end of fiscal 2018.
Contract Liability
Deferred revenue consisted of the following (in thousands):

	December 31,
	2018	2017
Current:
Product and services	$11,600	$9,125
Extended warranty	4,000	3,951
	15,600	13,076
Non-current:
Product and services	440	18
Extended warranty	17,056	20,627
	17,496	20,645
	$33,096	$33,721
The decrease in the deferred revenue balance for the year ended December 31, 2018 is primarily driven by $11.9 million of revenue recognized that was included in the deferred revenue balance at the beginning of the year offset by cash payments received or due in advance of satisfying our performance obligations.
5. Credit Agreements
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
The credit facility includes affirmative and negative covenants applicable to the Company and its subsidiaries. Furthermore, the Loan Agreement requires the Company to maintain a liquidity ratio at minimum levels set forth in more detail in the Loan Agreement. The credit facility also includes events of default, the occurrence and continuation of which would provide SVB with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against the Company and the collateral securing the loans under the credit facility. For the month ended November 30, 2017, the Company was not able to maintain the minimum Adjusted Quick Ratio (“AQR”), (as defined in the Loan Agreement) at the level required in the Loan Agreement, which constituted an event of default. Although SVB waived this event of default effective as of November 30, 2017 and, therefore, this default did not change the Company’s ability to borrow under the Loan Agreement, the Company was required to amend certain covenants under the Loan Agreement. In February 2018, the Company entered into an amendment to the Loan Agreement that, among other things, amended certain affirmative financial covenants, including reductions to the required minimum level of the AQR and the inclusion of an additional financial covenant related to the maintenance of Adjusted EBITDA (as defined in the Loan Agreement, as amended). In August 2018, the Company entered into a second amendment to the Loan Agreement that, among other things, extended the maturity date from August 7, 2019 to August 7, 2020, amended certain financial covenants, including covenants with respect to the AQR and the Adjusted EBITDA, and changed the compliance requirements for the AQR covenant from a monthly basis to a quarterly basis. As of December 31, 2018, the Company was in compliance with these requirements.
As of December 31, 2018 and December 31, 2017, the Company had borrowings outstanding of $30.0 million, representing the full amount available under the line of credit. Our interest rate on the letter of credit was 7.0% as of December 31, 2018 and 5.8% as of December 31, 2017.

Equipment Financing Arrangements
During 2018, the Company entered into financing arrangements to purchase lab and test equipment for approximately $5.1 million. Each agreement is to be paid over 36 months with a weighted average interest rate of 6.2%.
6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of December 31, 2018 (in thousands):

Year Ending December 31,	Minimum Future Lease Payments
2019	$3,750
2020	3,817
2021	3,468
2022	3,300
2023	3,411
Thereafter	6,053
Total	$23,799
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. In March 2018, the Company entered into this lease agreement for approximately 65,000 square feet, which commenced in September 2018. The future minimum lease payments under the lease are $16.1 million and are included in the table above.
In June 2018, the Company entered into a co-location license agreement to lease data center space in West Jordan, Utah for a term of 84 months. The future minimum lease payments under the lease are $2.9 million and are included in the table above.
In August 2018, the Company entered into a new office lease agreement for 22,000 square feet in Petaluma, California as its current office lease in Petaluma, California expires in February 2019. The lease is expected to commence in March 2019 for a term of 64 months. The future minimum lease payments of $2.8 million are included in the table above.
The above table also includes future minimum lease payments for the Company's office facilities in Minneapolis, Minnesota; Nanjing, China; Richardson, Texas; and the current office in Petaluma, California, which expire at various dates through 2022.
For the years ended December 31, 2018, 2017 and 2016, total rent expense of the Company was $3.4 million, $3.7 million and $3.5 million, respectively.
Purchase Commitments
The Company’s CMs place orders for component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the CM to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs. The Company places purchase orders with its CMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the CMs convert the component inventory to a finished product and takes ownership of the inventory when transferred to the designated shipping warehouse. In the event of termination of services with a CM, the Company has purchased, and may be required to purchase in the future, the remaining components inventory held by the CM as well as any outstanding orders pursuant to the contractual provisions with such CM. As of December 31, 2018, the Company had approximately $42.0 million of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs, within one year.
The Company has from time to time, and subject to certain conditions, reimbursed its CMs for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by its suppliers, or in cases where inventory levels greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $2.7 million and $2.4 million as of December 31, 2018 and 2017, respectively. The Company records the related charges in cost of systems revenue in its Consolidated Statements of Comprehensive Loss.

In March 2018, the Company entered into an agreement with a vendor for engineering services pursuant to which the Company will be obligated to make future minimum payments of $15.8 million through 2022.
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
7. Stockholders’ Equity
Preferred Stock
The Board of Directors has the authority, without action by stockholders with the exception of stockholders who hold board positions, to designate and issue up to 5.0 million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. Since the Company’s initial public offering, the Board of Directors has not designated any rights, preference or powers of any preferred stock and no shares of preferred stock have been issued.
Common Stock
Holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors out of legally available funds. No dividends have been declared or paid as of December 31, 2018. In the event of the Company’s liquidation, dissolution or winding up, holders of the Company’s common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of the Company’s debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then outstanding shares of preferred stock.

Equity Incentive Plans
As of December 31, 2018, the Company maintained two equity incentive plans, the 2002 Stock Plan (“2002 Plan”) and the 2010 Equity Incentive Award Plan (“2010 Plan”). These plans were approved by the Company's stockholders at the time of adoption. Under the 2002 Plan, the Company granted stock options at a price not less than 100% of the fair market value of the common stock on the date of grant. The majority of the stock options granted under the 2002 Plan vested over 4 years and expire in 10 years.
The 2010 Plan allows the Company to grant stock options, restricted stock awards (“RSAs”), RSUs, PRSUs, stock appreciation rights, dividend equivalents, deferred stock and stock payments to employees, directors and consultants of the Company. A total of 4.7 million shares of common stock were initially reserved for future issuance under the 2010 Plan, which became effective upon the completion of the Company’s initial public offering of common stock. In addition, on the first day of each year beginning in 2011 and ending in 2020, the 2010 Plan provides for an annual automatic increase to the shares reserved for issuance equal to the lesser of: i) 2% of the outstanding shares at the end of the previous year or ii) 666,666 shares. No more than 17.2 million shares of Common Stock may be issued upon the exercise of Incentive Stock Options. Pursuant to the automatic annual increase, a total of 5.3 million additional shares had been reserved as of December 31, 2018 under the 2010 Plan since 2011.
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
In December 2017, the Company granted 1.6 million shares of performance-based stock option awards to its executives. These performance-based stock option awards contain a one-year performance period and a subsequent two-year service period. The performance target is based on the Company’s non-GAAP operating income during the performance period and accounted for as a performance condition. After the one-year performance period, if the performance target is met and subject to certification by the Compensation Committee of the Company’s Board of Directors, each performance-based stock option award shall vest with respect to 50% of the earned shares on January 1, 2019 and 6.25% of the earned shares quarterly thereafter, subject to the executive’s continuous service with the Company from the grant date through the respective vesting dates. If the performance target is not met, all such performance-based stock options shall be immediately forfeited and canceled. In November 2018, the Compensation Committee of the Company’s Board of Directors modified the performance target. Subsequently, in February 2019, the Compensation Committee of the Company’s Board of Directors concluded that the revised performance target was met based on the actual non-GAAP net income achieved for 2018. As such, each stock option was earned subject to the executive's continuous service with the Company from the grant date through the remaining vesting dates.
Stock Options
The following table summarizes the activity of stock options under the Company’s equity incentive plans (in thousands, except per share data):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise Price	Life	Intrinsic
Stock Options	Shares	Per Share	(in years)	Value (1)
Outstanding as of December 31, 2017	5,756	$7.38
Granted	230	6.77
Exercised	(57)	6.70
Canceled	(1,487)	7.22
Outstanding as of December 31, 2018	4,442	$7.40	7.3	$12,377
Vested and expected to vest as of December 31, 2018	4,333	$7.43	7.3	$12,006
Options exercisable as of December 31, 2018	1,903	$9.04	5.4	$3,300

(1) Amounts represent the difference between the exercise price and the fair market value of common stock at December 31, 2018 of $9.75 per share for all in the money options outstanding.
During the years ended December 31, 2018, 2017 and 2016, total intrinsic value of stock options exercised was $148 thousand, $10 thousand and $5 thousand, respectively. Total cash received from employees as a result of stock option exercises in 2018, 2017 and 2016 was $0.4 million, $62 thousand and $17 thousand, respectively. Total fair values of stock options vested during 2018, 2017 and 2016 were $2.7 million, $2.1 million and $1.9 million, respectively.
Restricted Stock Units and Performance Restricted Stock Units
The following table summarizes the activities of the Company’s RSUs and PRSUs under the Company’s equity incentive plans (in thousands, except per share data):

	RSUs		PRSUs
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Outstanding at December 31, 2017	1,726	$7.53	150	$7.42
Granted	174	6.66	—	—
Vested	(835)	7.57	(87)	7.42
Canceled	(277)	7.65	—	—
Outstanding at December 31, 2018	788	$7.26	63	$7.42
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
Employee Stock Purchase Plans
The Company maintains two employee stock purchase plans - the Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated 2017 Nonqualified Employee Stock Purchase Plan (the “Nonqualified ESPP”).

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
The ESPP provides for the issuance of a maximum of 7.3 million shares of common stock. For the year ended December 31, 2018, shares totaling 0.9 million were purchased and issued. As of December 31, 2018, there were 1.5 million shares available for issuance.
On March 30, 2017, the Company’s Board of Directors, upon recommendation of the Compensation Committee, approved the adoption of the Nonqualified ESPP. The Nonqualified ESPP was approved by the Company's stockholders on May 17, 2017, with the initial offering period commencing July 1, 2017. Under the Nonqualified ESPP, eligible employees can purchase shares of the Company’s common stock through payroll deductions of up to 25% of their annual compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The Nonqualified ESPP provides two six-month offering periods, from June 21 through December 20 and December 21 through June 20 of each year. At the annual meeting of the Company's stockholders on May 16, 2018, the stockholders approved to amend certain terms and increase the number of shares of common stock issuable under the Nonqualified ESPP by 2.5 million shares. The maximum number of shares of common stock authorized for issuance under the Nonqualified ESPP as of December 31, 2018 is 3.5 million shares, with a maximum of 0.5 million shares allocated per purchase period. For the year ended December 31, 2018, shares totaling 0.3 million were purchased and issued, with an additional equal number of shares issued subject to a risk of forfeiture. As of December 31, 2018, there were 2.8 million shares available for future issuance.
Stock-Based Compensation
Stock-based compensation expense associated with stock options, RSUs, PRSUs and purchase rights under the Company’s ESPP and Nonqualified ESPP is measured at the grant date based on the fair value of the award, and is recognized, net of forfeitures, as expense over the remaining requisite service period on a straight-line basis. During the years ended December 31, 2018, 2017 and 2016, the Company recorded stock-based compensation expense of $17.5 million, $12.4 million and $14.3 million, respectively.
The following table summarizes the weighted-average grant date fair values of the Company’s stock-based awards granted in the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Stock options	$3.41	$3.19	$3.58
RSUs	N/A	$6.75	$6.91
PRSUs	N/A	N/A	$7.42
ESPP	$2.21	$1.76	$1.92
Nonqualified ESPP	$7.34	$6.90	N/A
The Company values the RSUs and employee stock purchase rights under the Nonqualified ESPP at the closing market price of the Company’s common stock on the date of grant.
Stock-based compensation expense associated with PRSUs and performance-based stock option awards with graded vesting features and which contain both a performance and a service condition is only recognized if the Company has determined that it is probable that the performance condition will be met. The Company reassesses the probability of vesting at each reporting period and adjusts compensation expense based on its probability assessment. The probability of meeting the performance condition related to the performance-based stock option awards granted in December 2017 was assessed as probable as of December 31, 2018. As a result, the Company recognized a cumulative stock-based compensation expense of $6.9 million in the fourth quarter of 2018, based on a fair value assessment as of the date of modification.
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
The following table summarizes the weighted-average assumptions used in estimating the grant-date fair value of stock options and of each employee’s purchase right under the ESPP in the periods indicated:

	Years Ended December 31,
Stock Options	2018	2017	2016
Expected volatility	50%	52%	53%
Expected life (years)	6.11	5.88	6.25
Expected dividend yield	—	—	—
Risk-free interest rate	2.83%	2.10%	1.60%

	Years Ended December 31,
ESPP	2018	2017	2016
Expected volatility	42%	45%	46%
Expected life (years)	0.50	0.49	0.52
Expected dividend yield	—	—	—
Risk-free interest rate	2.21%	1.24%	0.47%
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
As of December 31, 2018, unrecognized stock-based compensation expenses by award type, net of estimated forfeitures, and their expected weighted-average recognition periods are summarized in the following table (in thousands).

	December 31, 2018
	Stock Option	RSU	ESPPs
Unrecognized stock-based compensation expense	$5,088	$3,337	$3,879
Weighted-average amortization period (in years)	1.9	1.0	1.1
The Company expects to recognized stock-based compensation expense of $8.6 million in 2019, $3.0 million in 2020, $0.6 million in 2021 and $0.1 million in 2022.

Shares Reserved for Future Issuance
The Company had common shares reserved for future issuance as follows (in thousands):

	December 31,
	2018	2017
Stock options outstanding	4,442	5,756
Restricted stock units outstanding	788	1,726
Performance restricted stock units outstanding	63	150
Shares available for future grant under 2010 Plan	2,306	281
Shares available for future issuance under ESPP	1,550	2,456
Shares available for future issuance under Nonqualified ESPP	2,764	551
	11,913	10,920
8. Employee Benefit Plan
The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company, at the discretion of the Board of Directors, may make additional matching contributions on behalf of the participants. The Company made matching contributions totaling $2.5 million, $3.0 million and $2.1 million in 2018, 2017 and 2016, respectively.
9. Accumulated Other Comprehensive Loss
The table below summarizes the changes in accumulated other comprehensive loss by component:

	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2016	$(6)	$(650)	$(656)
Other comprehensive income	6	481	487
Balance at December 31, 2017	—	(169)	(169)
Other comprehensive loss	—	(584)	(584)
Balance at December 31, 2018	$—	$(753)	$(753)
Assets and liabilities of the Company’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenue and expenses are translated at the monthly average exchanges rates. These translations result in differences called foreign currency translation adjustments. Realized foreign currency transaction gains or losses were not significant during the years ended December 31, 2018, 2017 and 2016 and are recorded in “Other income (expense), net” in our Consolidated Statements of Comprehensive Loss.
10. Income Taxes
The domestic and foreign components of loss before provision for incomes taxes were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Domestic	$(20,463)	$(84,387)	$(28,931)
Foreign	1,695	2,598	1,876
	$(18,768)	$(81,789)	$(27,055)

Provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
State	$105	$115	$102
Foreign	360	577	673
Current income tax	465	692	775
Deferred foreign income tax (benefit)	65	551	(428)
	$530	$1,243	$347
The differences between the statutory tax rate and the effective tax rate, expressed as a percentage of loss before income taxes, were as follows:

	Years Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	34.0%	34.0%
State statutory rate	5.7	4.5	6.1
Foreign operations	0.3	0.5	0.6
R&D tax credits	7.2	2.7	6.4
Foreign income inclusion	(1.2)	(0.1)	(0.7)
Non-deductible stock compensation	(4.3)	(3.7)	(5.1)
Other permanent items	(1.6)	(0.4)	(1.4)
Tax true-up	(2.3)	(1.7)	21.0
Valuation allowance	(25.6)	67.3	(62.2)
Tax reform	—	(104.6)	—
Topic 606 adjustment	(2.0)	—	—
Effective tax rate	(2.8)%	(1.5)%	(1.3)%
The significant components of the Company’s deferred tax assets were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$132,420	$134,731
Tax credit carryforwards	46,884	43,095
Depreciation and amortization	1,924	1,892
Accruals and reserves	10,021	7,933
Deferred revenue	7,815	7,928
Stock-based compensation	4,447	3,100
Intangible assets	37	64
Other	5	23
Gross deferred tax assets	203,553	198,766
Valuation allowance	(203,550)	(198,746)
	$3	$20
All deferred tax assets, along with any related valuation allowance, are classified in the Consolidated Balance Sheet as long-term.
Management reviews the recognition of deferred tax assets to determine if realization of such assets is more likely than not. The realization of the Company’s deferred tax assets is dependent upon future earnings. The Company has been in a cumulative loss position since inception, which represents a significant piece of negative evidence. Using the more likely than not criteria specified in the applicable accounting guidance, this negative evidence cannot be overcome by positive evidence currently available to the Company. As a result, the Company has established a full valuation allowance against its deferred tax assets with the exception of certain foreign deferred tax assets. The Company’s valuation allowance increased by $4.8 million in 2018 and decreased by $40.5 million in 2017.
As of December 31, 2018, the Company had U.S. federal and state net operating losses of approximately $597.0 million and $189.5 million, respectively. The U.S. federal net operating loss carryforwards have begun to expire and will continue to expire at various dates through 2037 if not utilized. The state net operating loss carryforwards have begun to expire and will continue to expire at various dates through 2037, if not utilized. Additionally, the Company has U.S. federal, California and other U.S. states research and development credits of approximately $35.4 million, $35.0 million and $3.0 million, respectively, as of December 31, 2018. The U.S. federal research and development credits will begin to expire in 2020 and the California research and development credits have no expiration date. The credits related to other various U.S. states began to expire in 2018.
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
The following table reconciles the Company’s unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2018	2017
Balance at beginning of year	$20,289	$18,349
Additions for tax positions related to prior year	516	—
Additions for tax positions related to current year	1,193	1,940
Balance at end of year	$21,998	$20,289
As of December 31, 2018 and 2017, the Company had unrecognized tax benefits of $22.0 million and $20.3 million, respectively, none of which would affect the Company’s effective tax rate if recognized. There were no accrued interest or penalties for uncertain income tax as of December 31, 2018.
The Company files tax returns in the United State and various state jurisdictions, the United Kingdom, China and Brazil. The tax years 1999 through 2017 remain open and subject to examination by the appropriate governmental agencies in the U.S. due to tax attribute carryforwards.
U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act includes, among other items, a reduction in the federal corporate income tax rate from 34% to 21%, certain interest expense deduction limitations and changes in the timing of certain taxable income. The Company was required to recognize the effect of the tax law changes in 2017, such as remeasuring its U.S. deferred tax assets and liabilities and reassessing the net realizability of our deferred tax assets and liabilities.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provided guidance on accounting for the tax effects of the Tax Act. The Company completed its analysis and accounting with respect the Tax Act and identified no additional changes from amounts previously recorded. However, future changes in law, interpretations and facts may result in adjustments to these amounts. Based on the Company’s net operating loss carryovers and valuation allowance, there was no impact to its consolidated financial statements as a result of the accounting for the tax effects of the Tax Act.
The Tax Act created a new requirement that global intangible low-taxed income (“GILTI”) earned by our foreign subsidiaries must be included in gross U.S. taxable income. While the Tax Act provides for a modified territorial tax system, beginning in 2018, GILTI provisions will be applied providing an incremental tax on low taxed foreign income. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. During 2018, we made an accounting policy election to treat taxes related to GILTI as a current period expense when incurred.

11. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(19,298)	$(83,032)	$(27,402)
Denominator:
Weighted-average common shares outstanding	52,609	50,155	48,730
Basic and diluted net loss per common share	$(0.37)	$(1.66)	$(0.56)
Potentially dilutive shares, weighted-average	5,833	3,446	5,890
For the year ended December 31, 2018 and 2017, unvested restricted stock awards are included in the calculation of basic weighted-average shares because such shares are participating securities; however, the impact was immaterial. There were no unvested restricted stock awards for the year ended December 31, 2016.
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
Geographic Information:
The following is a summary of revenue by geographic region based upon the location of the customers (in thousands):

	Years Ended December 31,
	2018	2017 (1)	2016 (1)
United States	$386,341	$452,956	$415,629
Middle East	18,814	18,267	8,098
Canada	10,542	13,105	9,064
Europe	8,858	6,575	6,334
Caribbean	7,075	9,853	12,934
Other	9,690	9,611	6,728
	$441,320	$510,367	$458,787

(1)	Revenue amounts are accounted for under Topic 605 for 2017 and 2016.
The Company’s property and equipment, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	December 31,
	2018	2017
United States	$23,249	$13,109
China	1,696	2,572
	$24,945	$15,681
13. Product Line Divestiture
In February 2018, the Company sold its outdoor cabinet product line to Clearfield, Inc. (“Clearfield”) for $10.4 million in cash as well as the assumption by Clearfield of the related product warranty liabilities and open purchase order commitments with a CM. The Company transferred $2.1 million in net inventory and agreed to solicit orders on Clearfield’s behalf on the newly transferred outdoor cabinets product lines free of charge for 15 months. The Company established a liability of $1.6 million in deferred revenue for providing this service and is amortizing this amount to service revenue over the corresponding 15-month period. The Company also recognized a $6.7 million gain for the year ended December 31, 2018 within operating expenses in the accompanying Consolidated Statements of Comprehensive Loss.
14. Quarterly Financial Data—Unaudited
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 fiscal calendar with the first, second and third fiscal quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one fewer day in the first quarter of 2018 and one more day in the fourth quarter of 2018 than in the respective 2017 periods.
The following table presents selected unaudited quarterly financial data of the Company (in thousands, except per share data). The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Fiscal Year 2018 Quarter Ended
	March 31	June 30	September 29	December 31
Revenue	$99,403	$111,702	$114,699	$115,516
Gross profit	42,059	50,866	52,833	51,624
Operating income (loss)	(11,109)	(2,926)	676	(5,155)
Net income (loss)	(11,736)	(2,793)	809	(5,578)
Net income (loss) per common share, basic and diluted	$(0.23)	$(0.05)	$0.02	$(0.10)

	Fiscal Year 2017 Quarter Ended
	April 1	July 1	September 30	December 31
Revenue	$117,518	$126,123	$128,827	$137,899
Gross profit	34,377	43,323	44,633	50,557
Operating loss	(32,816)	(18,714)	(17,263)	(12,763)
Net loss	(33,325)	(18,988)	(17,853)	(12,866)
Net loss per common share, basic and diluted	$(0.67)	$(0.38)	$(0.35)	$(0.25)

15. Subsequent Event
In February 2019, the Company entered into an amendment to the Loan Agreement with SVB that amended the affirmative financial covenants to reduce the required minimum level of the AQR for the first half of 2019 and the required minimum Adjusted EBITDA for the first fiscal quarter of 2019. AQR and Adjusted EBITDA are defined in the Loan Agreement, as previously amended. These covenant modifications were provided to accommodate the increased costs and use of cash anticipated for the first half of 2019 related to activities to mitigate the impact of the U.S. tariffs imposed on goods imported from China, including advance purchases of inventory, as part of the Company’s realignment of its supply chain.

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, (2013 framework). Based on our evaluation, management has concluded that we maintained effective control over financial reporting as of December 31, 2018 based on the COSO criteria. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
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
Information required by this Item 10 relating to our directors is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors” and “Director Compensation” and in other applicable sections of the Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, or the Proxy Statement, to be filed within 120 days of the end of the fiscal year covered by this Report. Information required by this Item 10 relating to our officers is incorporated by reference to the information set forth under the captions “Executive Officers” and “Executive Compensation” and in other applicable sections of the Proxy Statement. Information regarding our Section 16 reporting compliance is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
We have adopted a code of ethics, which applies to all employees, officers and directors of Calix. The Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer and all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under NYSE listing standards. The Code of Business Conduct and Ethics is posted on our website at www.calix.com under the links “About - Investor Relations - Governance - Code of Conduct.” We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our website at www.calix.com.

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

10.6	Lease Termination Agreement between SSCOP DE LLC and Calix, Inc. dated November 21, 2018.
10.7*
Offer Letter between Calix, Inc. and Carl Russo dated November 1, 2006 (filed as Exhibit 10.8 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference).

10.8†
Asset Purchase Agreement between Ericsson Inc. and Calix, Inc. dated August 20, 2012 (filed as Exhibit 10.1 to Calix’s Form 10-Q/A filed with the SEC on December 18, 2012 (File No. 001-34674) and incorporated by reference).

10.9*
Calix, Inc. Non-Employee Director Restricted Stock Unit Deferred Compensation Plan, effective January 1, 2013 (filed as Exhibit 10.22 to Calix’s Form 10-K filed with the SEC on February 22, 2013 (File No. 001-34674) and incorporated by reference).

10.10*
Calix, Inc. Management Bonus Program Under the 2010 Equity Incentive Award Plan (filed as Exhibit 10.1 to Calix’s Form 8-K filed with the SEC on February 28, 2012 (File No. 001-34674) and incorporated by reference).

10.11*
Calix, Inc. Long Term Incentive Program Under the 2010 Equity Incentive Award Plan (filed as Exhibit 10.2 to Calix’s Form 8-K filed with the SEC on February 28, 2012 (File No. 001-34674) and incorporated by reference).

10.12*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended October 18, 2011, July 25, 2012, April 22, 2014 and April 26, 2016 (filed as Exhibit 10.18 to Calix's Form 10-K filed with the SEC on February 28, 2017 (File No. 001-34674) and incorporated by reference).

10.13*
Offer Letter by and between Calix, Inc. and Michael Weening dated May 20, 2016 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on August 3, 2016 (File No. 001-34674) and incorporated by reference).

10.14*
Offer Letter by and between Calix, Inc. and Greg Billings dated December 8, 2016 (filed as Exhibit 10.24 to Calix's Form 10-K filed with the SEC on February 28, 2016 (File No. 001-34674) and incorporated by reference).

10.15*
Amendment to Offer Letter by and between Calix, Inc. and Greg Billings dated August 1, 2017 (filed as Exhibit 10.17 to Calix's Form 10-K filed with the SEC on March 14, 2018 (File No. 001-34674) and incorporated by reference).

10.16*
Consulting Agreement by and between Calix, Inc. and Cory Sindelar dated May 31, 2017 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on August 10, 2017 (File No. 001-34674) and incorporated by reference).

10.17*	Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended June 7, 2018.
10.18*
Calix, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's definitive proxy statement on Schedule 14A, filed with the SEC on April 4, 2017 (File No. 001-34674)).

10.19*
Calix, Inc. Amended and Restated 2017 Nonqualified Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's definitive proxy statement on Schedule 14A, filed with the SEC on April 3, 2018 (File No. 001-34674)).

10.20*
Amendment to Calix, Inc. Amended and Restated 2017 Nonqualified Employee Stock Purchase Plan dated June 24, 2018 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on August 8, 2018 (File No. 001-34674) and incorporated by reference).

10.21†
Loan and Security Agreement dated August 7, 2017 between Silicon Valley Bank and Calix, Inc. (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on August 11, 2017 (File No. 001-34674) and incorporated by reference).

10.22
First Amendment to Loan and Security Agreement dated February 13, 2018 between Silicon Valley Bank and Calix, Inc.(filed as Exhibit 10.24 to Calix's Annual Report on Form 10-K/A filed with the SEC on May 10, 2018 (File No. 001-34674) and incorporated by reference).

10.23†
Second Amendment to Loan and Security Agreement dated August 24, 2018 by and between Silicon Valley Bank and Calix, Inc. (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on November 5, 2018 (File No. 001-34674) and incorporated by reference).

10.24*
Offer Letter between Calix, Inc. and Cory Sindelar dated September 28, 2017 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on August 11, 2017 (File No. 001-34674) and incorporated by reference).

10.25*
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

10.27*
Amendment to Amended and Restated Executive Change in Control and Severance Plan effective October 1, 2017 (filed as Exhibit 10.5 to Calix’s Form 10-Q filed with the SEC on November 8, 2017 (File No. 001-34674) and incorporated by reference).

10.28*
Second Amendment to Amended and Restated Executive Change in Control and Severance Plan effective August 1, 2018 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on August 8, 2018 (File No. 001-34674) and incorporated by reference).

Exhibit
Number	Description

10.29
Net Lease Agreement by and between Calix, Inc. and Orchard Parkway San Jose, LLC dated March 9, 2018 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on May 5, 2018 (File No. 001-34674) and incorporated by reference).

10.30	First Amendment to Net Lease Agreement by and between Calix, Inc. and Orchard Parkway San Jose, LLC dated November 14, 2018.
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer and Principle Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted as to certain portions of this agreement.
††	Confidential treatment has been requested as to certain portions of this agreement.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Dated:	March 1, 2019	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Dated:	March 1, 2019	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Carl Russo and Cory Sindelar, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2019.

Signature	Title	Date

/s/ Carl Russo	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019
Carl Russo

/s/ Cory Sindelar	Chief Financial Officer (Principal Financial Officer)	March 1, 2019
Cory Sindelar

/s/ Don Listwin	Chairman of the Board of Directors	March 1, 2019
Don Listwin

/s/ Christopher Bowick	Director	March 1, 2019
Christopher Bowick

/s/ Kathy Crusco	Director	March 1, 2019
Kathy Crusco

/s/ Kevin DeNuccio	Director	March 1, 2019
Kevin DeNuccio

/s/ Michael Everett	Director	March 1, 2019
Michael Everett

/s/ Kira Makagon	Director	March 1, 2019
Kira Makagon

/s/ Michael Matthews	Director	March 1, 2019
Michael Matthews

/s/ Kevin Peters	Director	March 1, 2019
Kevin Peters

/s/ J. Daniel Plants	Director	March 1, 2019
J. Daniel Plants