Form 10-Q
period 2019-03-30
CALIX, INC
filed 2019-05-01
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of April 24, 2019, there were 54,296,910 shares of the Registrant’s common stock, par value $0.025 outstanding.

Calix, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 30, 2019	December 31, 2018
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$44,067	$49,646
Restricted cash	628	628
Accounts receivable, net	55,202	67,026
Inventory	47,226	50,151
Prepaid expenses and other current assets	9,961	7,306
Total current assets	157,084	174,757
Property and equipment, net	26,372	24,945
Right-of-use operating leases	17,062	—
Goodwill	116,175	116,175
Other assets	1,459	1,203
	$318,152	$317,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,326	$40,209
Accrued liabilities	55,343	57,869
Deferred revenue	15,564	15,600
Line of credit	30,000	30,000
Total current liabilities	135,233	143,678
Long-term portion of deferred revenue	18,252	17,496
Operating leases	15,692	—
Other long-term liabilities	3,134	3,972
Total liabilities	172,311	165,146
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of March 30, 2019 and December 31, 2018	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 59,494 shares issued and 54,164 shares outstanding as of March 30, 2019, and 59,285 shares issued and 53,955 shares outstanding as of December 31, 2018	1,488	1,482
Additional paid-in capital	879,475	876,073
Accumulated other comprehensive loss	(487)	(753)
Accumulated deficit	(694,649)	(684,882)
Treasury stock, 5,330 shares as of March 30, 2019 and December 31, 2018	(39,986)	(39,986)
Total stockholders’ equity	145,841	151,934
	$318,152	$317,080
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenue:
Systems	$82,360	$93,291
Services	6,990	6,112
Total revenue	89,350	99,403
Cost of revenue:
Systems (1)	44,601	51,633
Services (1)	6,406	5,711
Total cost of revenue	51,007	57,344
Gross profit	38,343	42,059
Operating expenses:
Research and development (1)	19,330	25,536
Sales and marketing (1)	19,339	19,901
General and administrative (1)	8,787	9,095
Restructuring charges	—	5,340
Gain on sale of product line	—	(6,704)
Total operating expenses	47,456	53,168
Loss from operations	(9,113)	(11,109)
Interest and other expense, net:
Interest expense, net	(108)	(223)
Other expense, net	(391)	(294)
Total interest and other expense, net	(499)	(517)
Loss before provision for income taxes	(9,612)	(11,626)
Provision for income taxes	155	110
Net loss	$(9,767)	$(11,736)
Net loss per common share:
Basic and diluted	$(0.18)	$(0.23)
Weighted-average number of shares used to compute
net loss per common share:
Basic and diluted	54,048	51,611

Net loss	$(9,767)	$(11,736)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	266	279
Total other comprehensive income, net of tax	266	279
Comprehensive loss	$(9,501)	$(11,457)
(1) Includes stock-based compensation as follows:
Cost of revenue:
Systems	$155	$112
Services	99	77
Research and development	1,016	983
Sales and marketing	1,074	850
General and administrative	801	735
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance at December 31, 2018	53,955	$1,482	$876,073	$(753)	$(684,882)	$(39,986)	$151,934
Stock-based compensation	—	—	3,145	—	—	—	3,145
Exercise of stock options	49	1	289	—	—	—	290
Issuance of vested performance restricted stock units and restricted stock units, net of taxes withheld	167	5	(32)	—	—	—	(27)
Stock issued under employee stock purchase plans	(7)	—	—	—	—	—	—
Net loss	—	—	—	—	(9,767)	—	(9,767)
Other comprehensive income	—	—	—	266	—	—	266
Balance at March 30, 2019	54,164	$1,488	$879,475	$(487)	$(694,649)	$(39,986)	$145,841

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Equity
Balance at December 31, 2017	51,509	$1,421	$851,054	$(169)	$(667,357)	$(39,986)	$144,963
Stock-based compensation	—	—	2,757	—	—	—	2,757
Exercise of stock options	1	—	8	—	—	—	8
Issuance of vested performance restricted stock units and restricted stock units, net of taxes withheld	227	6	(11)	—	—	—	(5)
Stock issued under employee stock purchase plans	(20)	(1)	1	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	1,773	—	1,773
Net loss	—	—	—	—	(11,736)	—	(11,736)
Other comprehensive income	—	—	—	279	—	—	279
Balance at March 31, 2018	51,717	$1,426	$853,809	$110	$(677,320)	$(39,986)	$138,039

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Operating activities:
Net loss	$(9,767)	$(11,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,145	2,757
Depreciation and amortization	2,281	2,623
Loss on retirement of property and equipment	95	244
Gain on sale of product line	—	(6,704)
Changes in operating assets and liabilities:
Accounts receivable, net	11,823	25,137
Inventory	2,925	2,451
Prepaid expenses and other assets	(1,935)	(2,521)
Accounts payable	(6,349)	(17,871)
Accrued liabilities	(1,614)	(805)
Deferred revenue	719	866
Other long-term liabilities	(1,696)	(264)
Net cash used in operating activities	(373)	(5,823)
Investing activities:
Purchases of property and equipment	(5,039)	(1,875)
Proceeds from sale of product line	—	10,350
Net cash provided by (used in) investing activities	(5,039)	8,475
Financing activities:
Proceeds from exercise of stock options	290	8
Taxes paid for awards vested under equity incentive plan	(27)	(5)
Payments related to financing arrangements	(653)	—
Proceeds from line of credit	30,000	163,238
Repayment of line of credit	(30,000)	(163,238)
Net cash provided by (used in) financing activities	(390)	3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	223	198
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,579)	2,853
Cash, cash equivalents and restricted cash at beginning of period	50,274	39,775
Cash, cash equivalents and restricted cash at end of period	$44,695	$42,628
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Company and Basis of Presentation
Company
Calix, Inc. (together with its subsidiaries, “Calix” or the “Company”) was incorporated in August 1999 and is a Delaware corporation. The Company is a leading global provider of cloud and software platforms, systems and services required to deliver the unified access network and smart home and business services of tomorrow. The Company’s platforms and services help its customers build next generation networks by embracing a DevOps operating model, optimizing the subscriber experience by leveraging big data analytics and turn the complexity of the smart home and business into new revenue streams. The Company's cloud and software platforms, systems and services enable communication service providers (“CSPs”) to provide a wide range of revenue-generating services, from basic voice and data to advanced broadband services, over legacy and next-generation access networks. The Company focuses on CSP access networks, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited financial statements at that date.
The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first, second and third quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one fewer day in the three months ended March 30, 2019 than in the three months ended March 31, 2018. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s significant accounting policies did not change during the three months ended March 30, 2019, except for those impacted by the newly adopted accounting standard below.
Newly Adopted Accounting Standard
Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which requires recognition of an asset and liability for lease arrangements longer than twelve months. The Company adopted the new standard effective January 1, 2019 using the effective date approach which eliminates the need to restate amounts presented prior to that date. The Company also elected the package of practical expedients but not the hindsight practical expedient. The adoption had a material impact on the Company's Condensed Consolidated Balance Sheets but did not impact the Company's Condensed Consolidated Statements of Comprehensive Loss or Cash Flows. Upon adoption on January 1, 2019, the Company recognized an operating lease right-of-use asset of $15.8 million and a lease liability of $16.7 million.

Recent Accounting Pronouncements Not Yet Adopted
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 30, 2019, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, that are of significance or potential significance to the Company.
3. Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	March 30, 2019	December 31, 2018
Cash and cash equivalents:
Cash	$44,053	$45,806
Money market funds	14	3,840
	$44,067	$49,646
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities.
4. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	March 30, 2019	December 31, 2018
Accounts receivable	$55,540	$67,396
Allowance for doubtful accounts	(338)	(370)
	$55,202	$67,026
Inventory consisted of the following (in thousands):

	March 30, 2019	December 31, 2018
Raw materials	$17,897	$10,815
Finished goods	29,329	39,336
	$47,226	$50,151
Property and equipment, net consisted of the following (in thousands):

	March 30, 2019	December 31, 2018
Test equipment	$40,220	$39,148
Computer equipment and software	36,086	34,697
Furniture and fixtures	2,450	1,976
Leasehold improvements	1,444	3,559
Total	80,200	79,380
Accumulated depreciation and amortization	(53,828)	(54,435)
	$26,372	$24,945

Accrued liabilities consisted of the following (in thousands):

	March 30, 2019	December 31, 2018
Compensation and related benefits	$21,427	$19,811
Warranty and retrofit	8,166	8,547
Customer rebates/prepayments	5,932	6,103
Accrued professional and consulting fees	5,041	6,060
Operating leases	2,196	—
Current portion of equipment financing arrangements	1,715	1,778
Non-income related taxes	1,129	1,288
Freight	1,031	1,187
Insurance	931	917
Excess and obsolete inventory at suppliers	856	2,667
Product return reserve	823	880
Accrued other	6,096	8,631
	$55,343	$57,869
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

	Three Months Ended
	March 30, 2019	March 31, 2018
Balance at beginning of period	$8,547	$8,708
Provision for warranty and retrofit charged to cost of revenue	706	1,469
Utilization of reserve	(1,087)	(2,080)
Balance at end of period	$8,166	$8,097
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
The credit facility includes affirmative and negative covenants applicable to the Company and its subsidiaries. Furthermore, the Loan Agreement requires the Company to maintain a liquidity ratio at minimum levels set forth in more detail in the Loan Agreement. The credit facility also includes events of default, the occurrence and continuation of which would provide SVB with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against the Company and the collateral securing the loans under the credit facility. In February 2019, the Company entered into a third amendment to the Loan Agreement to reduce the required minimum level of the Adjusted Quick Ratio ("AQR") for the first half of 2019 and the required minimum Adjusted EBITDA for the first fiscal quarter of 2019 to accommodate the increased costs and use of cash that the Company anticipates for the first half of 2019 related to activities to mitigate the impact of the U.S. tariffs. As of March 30, 2019, the Company was in compliance with these requirements.

As of March 30, 2019, the Company had borrowings outstanding of $30.0 million, representing the full amount available under the line of credit. The Company's interest rate on the line of credit was 7.0% as of March 30, 2019 and 6.3% as of March 31, 2018.
Financing Arrangements
During 2018, the Company entered into financing arrangements to purchase lab and test equipment for approximately $5.1 million. Each agreement is to be paid over 36 months with a weighted average interest rate of 6.2%. As of March 30, 2019, there was $4.2 million outstanding under these financing arrangements, which is included in accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
During 2017 and 2019, the Company entered into financing arrangements for consulting services for up to $4.2 million in connection with the Company’s enterprise resource planning (“ERP”) implementation. The current amounts due under this agreement are to be paid over a weighted average term of 2.5 years with a weighted average interest rate of 6.9%. As of March 30, 2019, there was $1.3 million outstanding under this arrangement, which is included in accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of March 30, 2019 (in thousands):

Period	Minimum Future Lease Payments
Remainder of 2019	$2,462
2020	3,668
2021	3,447
2022	3,298
2023	3,362
Thereafter	6,100
Total future minimum lease payments	22,337
Less imputed interest	(4,449)
$17,888
Operating lease liability consisted of the following (in thousands):

March 30, 2019
Accrued liabilities - operating leases	$2,196
Operating leases (non-current portion)	15,692
$17,888
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $15.6 million and are included in the table above. The above table also includes future minimum lease payments for the Company's other office facilities, which expire at various dates through 2025.
In August 2018, the Company entered into a new office lease agreement for 22,000 square feet in Petaluma. The lease commenced in February 2019 for a term of 64 months. The future minimum lease payments of $2.7 million are included in the table above. The Company recorded a right-of-use operating lease asset and operating lease liability of $2.2 million in the first quarter 2019. The Company’s previous lease in Petaluma, California expired in March 2019.
The weighted average discount rate for the Company's operating leases as of March 30, 2019 was 7.0%. The weighted average remaining lease term as of March 30, 2019 was 5.8 years.
For the three months ended March 30, 2019 and March 31, 2018, total rent expense of the Company was $1.2 million and $0.8 million, respectively. Cash paid within operating cash flows for operating leases was $0.8 million for three months ended March 30, 2019.

Purchase Commitments
The Company’s contract manufacturers (“CMs”) and original design manufacturers (“ODMs”) place orders for certain component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs and ODMs. The Company places purchase orders with its CMs and ODMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the inventory when transferred to the designated shipping warehouse. In the event of termination of services with a CM or ODM, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. As of March 30, 2019, the Company had approximately $48.4 million of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs, within one year.
The Company has from time to time, and subject to certain conditions, reimbursed its suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by its suppliers, or in cases where inventory levels greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $0.9 million and $2.7 million as of March 30, 2019 and December 31, 2018, respectively. The Company records the related charges in cost of systems revenue in its Condensed Consolidated Statements of Comprehensive Loss.
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
7. Stockholders’ Equity
Equity Incentive Plans
As of March 30, 2019, the Company maintains two equity incentive plans, the 2002 Stock Plan and the 2010 Equity Incentive Award Plan (together, the “Plans”). These plans were approved by the stockholders at the time of adoption and are described in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019. Currently, the Company only grants shares from the 2010 Equity Incentive Award Plan. To date, awards granted under the Plans consist of stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”).
Stock Options
During the three months ended March 30, 2019, performance-based stock options exercisable for up to an aggregate of 2.0 million shares of common stock were granted to Company executives with a grant date fair value of $8.03 per share. These performance-based stock option awards contain a one-year performance period and a subsequent three-year service period. The performance targets are based on a combination of the Company’s revenue, non-GAAP gross margin, non-GAAP net income per share and other measures during the performance period and are accounted for as performance conditions. After the one-year performance period, if all of the minimum performance targets are met, and subject to certification by the Compensation Committee of the Company’s Board of Directors, each performance-based stock option award shall vest with respect to 25% of the earned shares on the certification date and 6.25% of the earned shares on a quarterly basis thereafter, subject to the executive’s continuous service with the Company from the grant date through the respective vesting dates. Any performance-based stock options granted under this award that do not meet the respective performance targets will be immediately forfeited and canceled without vesting of any shares.
The probability of meeting the performance conditions related to these performance-based stock option awards was assessed to be unlikely as of March 30, 2019, and therefore no stock-based compensation expense was recognized for the three months ended March 30, 2019.
During the three months ended March 30, 2019, 49 thousand shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $5.97 per share. As of March 30, 2019, unrecognized stock-based compensation expense of $4.2 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Units
During the three months ended March 30, 2019, no RSUs were granted. During the three months ended March 30, 2019, RSUs of 107 thousand vested. As of March 30, 2019, unrecognized stock-based compensation expense of $2.1 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 0.8 years.
Performance Restricted Stock Units
During the three months ended March 30, 2019, no PRSUs were granted. During the three months ended March 30, 2019, PRSUs of 63 thousand vested. As of March 30, 2019, all PRSUs have been fully vested and expensed.
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
The offering periods under the ESPP are six-month periods commencing on May 15 and November 15 of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of March 30, 2019, there were 1.5 million shares available for issuance under the ESPP. As of March 30, 2019, unrecognized stock-based compensation expense of $0.2 million related to the ESPP is expected to be recognized over a remaining service period of 0.1 years.
The Nonqualified ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their annual compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The Nonqualified ESPP provides two six-month offering periods, currently from December 21 through June 20 and June 21 through December 20 of each year. At the annual meeting of stockholders of the Company on May 16, 2018, the stockholders approved an amendment of certain terms and an increase in the number of shares of common stock issuable under the Nonqualified ESPP by 2.5 million shares. The maximum number of shares of common stock currently authorized for issuance under the Nonqualified ESPP is 3.5 million shares, with a maximum of 0.5 million shares allocated per purchase period. During the three months ended March 30, 2019, no shares were purchased and issued. As of March 30, 2019, there were 2.8 million shares available for issuance under the Nonqualified ESPP. As of March 30, 2019, unrecognized stock-based compensation expense of $2.5 million related to the Nonqualified ESPP is expected to be recognized over a remaining weighted-average service period of 1.0 years.
8. Revenue from Contracts with Customers
The Company derives revenue from contracts with customers primarily from the following and categorizes its revenue as follows:

•	Systems include revenue from the sale of access and premises systems, software platform licenses and cloud-based software subscriptions.

•	Services include revenue from professional services, customer support, software- and cloud-based maintenance, extended warranty subscriptions, training and managed services.
The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
United States	$75,785	$89,389
Middle East	3,751	3,151
Canada	3,415	2,286
Europe	2,439	1,227
Caribbean	2,266	1,137
Other	1,694	2,213
	$89,350	$99,403
Contract Asset
The primary contract asset is revenue recognized on professional services contracts where the services are transferred to the customer over time, less any progress billings and advanced payments, and is classified within accounts receivable. Amounts are billed in accordance with the agreed-upon contractual terms. The balance at December 31, 2018 was $5.9 million of which $2.9 million remained in the Company's Condensed Consolidated Balance Sheet at March 30, 2019. The closing balance at March 30, 2019 was $3.9 million of which the Company expects to bill substantially all of the balance during 2019. The increase in the contract asset was driven by the timing of professional services contracts with a major customer at the end of 2018.
Contract Liability
Deferred revenue consisted of the following (in thousands):

	March 30, 2019	December 31, 2018
Current:
Products and services	$11,482	$11,600
Extended warranty	4,082	4,000
	15,564	15,600
Long-term:
Products and services	638	440
Extended warranty	17,614	17,056
	18,252	17,496
	$33,816	$33,096
The increase in the deferred revenue balance for the three months ended March 30, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by $5.8 million of revenue recognized that was included in the deferred revenue balance at the beginning of the period.
The Company expects to recognize 46% of such revenue over the next 12 months and the remainder thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to extended warranty and Calix Cloud products for which the expected amortization period is greater than one year. As of March 30, 2019, the unamortized balance of deferred commissions was $0.7 million. For the three months ended March 30, 2019, the amount of amortization was less than $0.1 million, and there was no impairment loss in relation to the costs capitalized.
Concentration of Customer Risk
The Company had one customer that accounted for more than 10% of its total revenue for the three months ended March 30, 2019 and March 31, 2018. The one customer represented 14% of the Company’s total revenue for both the three months ended March 30, 2019 and March 31, 2018. That one customer also represented more than 10% of the Company’s accounts receivable as of December 31, 2018. As of March 30, 2019, another customer represented more than 10% of the Company’s accounts receivable.

9. Income Taxes
The following table presents the provision for income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 30, 2019	March 31, 2018
Provision for income taxes	$155	$110
Effective tax rate	(1.6)%	(0.9)%
The effective tax rate for the three months ended March 30, 2019 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods.
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
10. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 30, 2019	March 31, 2018
Numerator:
Net loss	$(9,767)	$(11,736)
Denominator:
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	54,048	51,611
Basic and diluted net loss per common share	$(0.18)	$(0.23)
Potentially dilutive shares, weighted average	6,221	6,870
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
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue or other financial items, any statement of or concerning the following: the plans and objectives of management for future operations, proposed new products or licensing, product development, anticipated customer demand or capital expenditures, future economic and/or market conditions or performance and assumptions underlying any of the above. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “believes,” “intends,” “plans,” “anticipates,” “estimates,” “projects,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including those identified in the Risk Factors discussed in Part II, Item 1A, in the discussion below, as well as in other sections of this report and in our Annual Report on Form 10-K for the year ended December 31, 2018. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
Overview
We are a leading global provider of cloud and software platforms, systems and services for fiber- and copper-based network architectures and a pioneer in software defined access and cloud products focused on access networks and the subscriber. Our portfolio allows for a broad range of subscriber services to be provisioned and delivered over a single unified network. Our access systems can deliver voice and data services, advanced broadband services, mobile broadband, as well as high-definition video and online gaming. Our most recent generation of premises systems enable CSPs to address the complexity of the smart home and business and offer new services to their device enabled subscribers. We have designed all of our current platforms and related systems so that they can be monitored, analyzed, managed and supported by Calix Cloud.
We market our cloud and software platforms, systems and services to CSPs globally through our direct sales force as well as select resellers. Our customers range from smaller, regional CSPs to some of the world’s largest CSPs. We have enabled over 1,500 customers to deploy passive optical, Active Ethernet and point-to-point Ethernet fiber access networks.

In the third quarter of 2018, the United States enacted tariffs on certain goods manufactured in China and proposed increasing the tariffs to 25% initially commencing in January 2019 and subsequently deferred the increase in tariffs pending trade negotiations between the United States and China. We incurred U.S. tariff and tariff-related costs of $3.2 million in the fourth quarter of 2018 and $2.2 million in the first quarter of 2019. In order to mitigate the impact of these tariffs, we undertook a broad plan to realign our global supply chain by moving substantially all of our production outside of China in addition to other supply chain improvements. In the first quarter of 2019, we transitioned substantially all of our product supply out of China. As a result, we expect U.S. tariff and tariff-related costs to decrease in the second and third quarters of 2019, however, the costs associated with realigning our supply chain will continue through this period.
Our revenue was $89.4 million for the three months ended March 30, 2019, compared to $99.4 million for the three months ended March 31, 2018. The $10.1 million decrease in revenue was primarily due to product shortages related to production delays associated with our global supply chain realignment efforts. Our revenue and potential revenue growth will depend on our ability to quickly resolve these supply chain challenges and ensure our supply chain operations are able to meet our product supply needs. Our revenue and potential revenue growth will also depend on our ability to sell and license our cloud and software platforms, systems and services to existing customers as well as our ability to attract new customers, particularly larger CSPs, in the United States and internationally.
Revenue fluctuations result from many factors, including, but not limited to: increases or decreases in customer orders for our products and services, market, financial or other factors that may delay or materially impact customer purchasing decisions, non-availability of products due to supply chain challenges, contractual terms with customers that result in delayed revenue recognition and varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first quarter as they are finalizing their annual budgets, and in certain regions, customers are challenged by winter weather conditions that inhibit fiber deployment in outside infrastructure. Our revenue is also dependent upon our customers’ timing of purchases, capital expenditure plans and decisions to upgrade their network or adopt new technologies, including expenditure plans for turnkey solutions projects, which are generally non-recurring in nature.
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that impacted our cost of revenue for the three months ended March 30, 2019, and that we expect will impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in product warranty and incurrence of retrofit costs, changes in the cost of our inventory, including higher costs due to materials shortages, supply constraints or unfavorable changes in trade policies, tariffs and associated costs to mitigate the impact of tariffs, and inventory write-downs. Cost of revenue also includes fixed expenses related to our internal operations, which could impact our cost of revenue as a percentage of revenue if there are large fluctuations in revenue.
Our gross profit and gross margin fluctuate based on timing of factors such as new product introductions or upgrades to existing products, changes in customer mix and changes in the mix of products demanded and sold (and any related write-downs of existing inventory) and may be negatively impacted by increases in mix of revenue towards professional services, increases in mix of revenue from channel sales rather than direct sales or other unfavorable customer or product mix, shipment volumes and any related volume discounts, changes in our product and services costs, pricing decreases or discounts, customer rebates and incentive programs due to competitive pressure or materials shortages, supply constraints, tariffs or unfavorable changes in trade policies.
Our operating expenses fluctuate based on the following factors: changes in headcount and personnel costs, which comprise a significant portion of our operating expenses; variable compensation due to fluctuations in shipment volumes or meeting financial performance metrics; timing of research and development expenses, including investments in innovative solutions and new customer segments, prototype builds and outsourced development projects; investments in our business and information technology infrastructure, including our investments to migrate our ERP system; and fluctuations in stock-based compensation expenses due to timing of equity grants or other factors affecting vesting. For the three months ended March 30, 2019 as compared with the corresponding period in 2018, our total operating expenses decreased by $5.7 million largely due to restructuring actions we took in 2017 and early 2018. These restructuring actions were completed in the second quarter of 2018.
Our net loss was $9.8 million for the three months ended March 30, 2019, compared to a net loss of $11.7 million for the three months ended March 31, 2018. Since our inception we have incurred significant losses, and as of March 30, 2019, we had an accumulated deficit of $694.6 million. Further, as a result of factors contributing to the fluctuations described above among other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018. For the three months ended March 30, 2019, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
Comparison of the Three Months Ended March 30, 2019 and March 31, 2018
Revenue
Our revenue is comprised of the following:

•	Systems include revenue from the sale of access and premises systems, software platform licenses and cloud-based software subscriptions.

•	Services include revenue from professional services, customer support, software- and cloud-based maintenance, extended warranty subscriptions, training and managed services.
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018	Variance in Dollars	Variance in Percent
Revenue:
Systems	$82,360	$93,291	$(10,931)	(12)%
Services	6,990	6,112	878	14%
	$89,350	$99,403	$(10,053)	(10)%

Percent of total revenue:
Systems	92%	94%
Services	8%	6%
	100%	100%

Our revenue decreased by $10.1 million, or 10%, for the three months ended March 30, 2019, as compared to the corresponding period in 2018 due to lower systems revenue of $10.9 million offset by higher services revenue of $0.9 million. The decline in systems revenue was primarily due to product shortages due to production challenges and delays associated with our global supply chain realignment efforts. The increase in services revenue was primarily due to increases in support services revenue. We currently expect production and product availability to improve in the second quarter and we have targeted resources to prioritize our efforts to meet current planned customer requirements. However, if we are not able to resolve the supply chain challenges to ensure adequate product availability to meet customer needs, our revenue would be further negatively impacted.
For the three months ended March 30, 2019, revenue generated in the United States was $75.8 million, or 85% of our total revenue, compared to $89.4 million, or 90% of our total revenue, for the same period in 2018. International revenue was $13.6 million, or 15% of our total revenue, for the three months ended March 30, 2019, as compared to $10.0 million, or 10% of our total revenue, for the same period in 2018.
We had one customer that accounted for more than 10% of our total revenue for the first quarter of 2019 and 2018. See Note 8 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on concentration of revenue for the periods presented.
Cost of Revenue, Gross Profit and Gross Margin
The following table sets forth our cost of revenue (dollars in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018	Variance in Dollars	Variance in Percent
Cost of revenue:
Systems	$44,601	$51,633	$(7,032)	(14)%
Services	6,406	5,711	695	12%
	$51,007	$57,344	$(6,337)	(11)%
Our cost of revenue decreased by $6.3 million for the three months ended March 30, 2019, as compared with the corresponding period in 2018. This was primarily attributable to lower systems revenue for the three months ended March 30, 2019, as compared with the corresponding period in 2018, mainly due to the product shortages described above, partially offset by U.S. tariffs and tariff-related costs of $2.2 million in the first quarter of 2019.
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018	Variance in Dollars	Variance in Percent
Gross profit:
Systems	$37,759	$41,658	$(3,899)	(9)%
Services	584	401	183	46%
	$38,343	$42,059	$(3,716)	(9)%
Gross margin:
Systems	45.8%	44.7%
Services	8.4%	6.6%
Overall	42.9%	42.3%
Gross profit decreased to $38.3 million for the three months ended March 30, 2019, from $42.1 million during the corresponding period in 2018 due to lower sales. Gross margin remained relatively consistent for the three months ended March 30, 2019 compared to the corresponding period in 2018. During the first quarter of 2019, systems gross margin was negatively impacted by U.S. tariff and tariff-related costs of $2.2 million, or 260 basis points. Excluding the impact of U.S. tariff and tariff-related costs, systems gross margin was 48.5%. The increase in systems gross margin compared to the year ago period is primarily due to an increasing mix of new systems that have higher gross margin than some of our older traditional systems. Services gross margin for the first quarter of 2019 increased 180 basis points from the year ago period primarily from an increase in mix toward higher margin support services, partially offset by investments in customer success and support personnel to support the expansion of our cloud and customer support offerings.

Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018	Variance in Dollars	Variance in Percent
Research and development	$19,330	$25,536	$(6,206)	(24)%
Percent of total revenue	22%	26%
The decrease in research and development expenses by $6.2 million for the three months ended March 30, 2019 as compared with the corresponding period in 2018 was primarily due to the leverage of our software platforms enabling us to lower our level of investment and introduce new products faster. During 2017 and the first quarter of 2018, we restructured our business to increase our focus towards investments in these software platforms and to reduce the expense structure in our traditional systems business. As a result, our research and development personnel decreased in the first quarter of 2019 as compared to the corresponding period in 2018, which resulted in lower compensation and employee benefits of $4.7 million. The decrease was also due to lower expenses for outside services of $1.3 million and lower expenditures relating to prototype and expendable equipment of $0.2 million.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018	Variance in Dollars	Variance in Percent
Sales and marketing	$19,339	$19,901	$(562)	(3)%
Percent of total revenue	22%	20%
Sales and marketing expenses for the three months ended March 30, 2019 decreased by $0.6 million compared with the corresponding period in 2018 primarily due to lower personnel costs of $0.7 million, including commissions.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018	Variance in Dollars	Variance in Percent
General and administrative	$8,787	$9,095	$(308)	(3)%
Percent of total revenue	10%	9%
General and administrative expenses for the three months ended March 30, 2019 decreased by $0.3 million compared with the corresponding period in 2018 mainly due to a decrease in professional services. This was largely a result of our adoption of a new accounting standard in the fourth quarter of 2018, which allows us to capitalize certain implementation costs related to our project to migrate our on-premise ERP system to a cloud model. We expect to go live with our cloud system in the later part of 2019 at which point we will begin amortizing the capitalized implementation costs.
Gain on Sale of Product Line
In the first quarter of 2018, we recognized a gain of $6.7 million relating to the sale of our outdoor cabinet product line to Clearfield, Inc. for $10.4 million.
Restructuring Charges
We incurred restructuring charges of $5.3 million for the three months ended March 31, 2018, consisting primarily of severance and other termination related benefits.

Provision for Income Taxes
The following table sets forth our provision for income taxes (dollars in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018	Variance in Dollars	Variance in Percent
Provision for income taxes	$155	$110	$45	41%
Effective tax rate	(1.6)%	(0.9)%
The effective tax rate for the three months ended March 30, 2019 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods.
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
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations, borrowings on our line of credit, equipment financing arrangements for financing certain lab equipment and sales of our common stock. As of March 30, 2019, we had cash and cash equivalents of $44.1 million, which consisted of deposits held at banks and money market mutual funds held at major financial institutions.
Operating Activities
Net cash used in operating activities was $0.4 million for the three months ended March 30, 2019 and consisted of a net loss of $9.8 million partially offset by $3.9 million of cash flow increases reflected in the net change in assets and liabilities and by $5.5 million of non-cash charges. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in accounts receivable of $11.8 million, mainly due to lower sales, a decrease in inventory of $2.9 million, primarily due to unavailability of finished goods from our supply chain partners, and an increase in deferred revenue of $0.7 million due to increased sales of license subscriptions and related support. This was partially offset by a decrease in accounts payable of $6.3 million, primarily due to a commensurate decline in cost of revenue, an increase in prepaid expenses and other assets of $1.9 million, mainly due to inventory sold to a CM and not yet paid, a decrease in other long-term liabilities of $1.7 million, mainly due to the amortization of operating lease liabilities, and a decrease in accrued liabilities of $1.6 million, mainly related to a decrease in accrued professional and consulting fees and a decrease in accrued business events. Non-cash charges primarily consisted of stock-based compensation of $3.1 million and depreciation and amortization of $2.3 million.
During the three months ended March 31, 2018, net cash used in operating activities was $5.8 million and consisted of a net loss of $11.1 million, partially offset by $7.0 million of cash flow increases reflected in the net change in assets and liabilities and $1.1 million of non-cash charges. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in accounts receivable of $25.1 million mainly due to collection from one of our key customers that delayed payment from year end to early January 2018 and a decrease in inventory of $2.5 million primarily due to the timing of inventory receipts from our manufacturers. This was partially offset by a decrease in accounts payable of $17.9 million primarily due to a commensurate decline in cost of revenue and an increase in prepaid expenses and other assets of $2.5 million mainly due to prepayment for software as a service tools and deposits with vendors. Non-cash charges primarily consisted of stock-based compensation of $2.8 million, depreciation and amortization of $2.6 million and gain on sale of product line of $6.7 million.
Investing Activities
Net cash used in investing activities of $5.0 million for the three months ended March 30, 2019 consisted of capital expenditures primarily for purchases of test equipment, computer equipment and software, including capitalized costs associated with our ERP system migration.

Net cash provided by investing activities of $8.5 million for the three months ended March 31, 2018 consisted of cash proceeds of $10.4 million from the sale of our outdoor cabinet product line partially offset by capital expenditures of $1.9 million for purchases of test equipment, computer equipment and software.
Financing Activities
Net cash used in financing activities of $0.4 million for the three months ended March 30, 2019 mainly consisted of $0.7 million of payments for financing arrangements partially offset by proceeds from the issuance of common stock from stock option exercises.
Net cash provided by financing activities was de minimis for the three months ended March 31, 2018.
Financing activities in both periods included our borrowings and repayments under our $30.0 million line of credit pursuant to our Loan Agreement with SVB.
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
In August 2017, we entered into the Loan Agreement for a senior secured revolving credit facility with SVB, which provides for a revolving credit facility of up to $30.0 million based on a customary accounts receivable borrowing base, subject to certain exceptions for accounts originating outside the United States and certain specific accounts, which could reduce the amount available to us under the credit facility. The Loan Agreement includes affirmative and negative covenants and requires us to maintain a liquidity ratio at minimum levels specified in the Loan Agreement. For the month ended November 30, 2017, we were not able to maintain the minimum Adjusted Quick Ratio, or AQR (as defined in the Loan Agreement, as amended) at the level required in the Loan Agreement, which constituted an event of default. Although SVB waived this event of default effective as of November 30, 2017 and, therefore, this default did not change our ability to borrow under the Loan Agreement, we were required to amend certain covenants under the Loan Agreement.
In February 2018, we entered into an amendment to the Loan Agreement that, among other things, amended certain affirmative financial covenants, including reductions to the required minimum level of the AQR and the inclusion of an additional financial covenant related to the maintenance of Adjusted EBITDA (as defined in the Loan Agreement, as amended). In August 2018, we entered into a second amendment to the Loan Agreement that, among other things, extended the maturity date from August 7, 2019 to August 7, 2020, amended certain financial covenants, including covenants with respect to the AQR and Adjusted EBITDA, and changed the compliance requirements for the AQR covenant from a monthly basis to a quarterly basis. In February 2019, we entered into a third amendment to the Loan Agreement to reduce the required minimum level of the AQR for the first half of 2019 and the required minimum Adjusted EBITDA for the first fiscal quarter of 2019 to accommodate the increased costs and use of cash that we anticipate for the first half of 2019 related to activities to mitigate the impact of the U.S. tariffs. As of March 30, 2019, we were in compliance with these covenants. Although we were compliant with the financial covenants under the Loan Agreement as of March 30, 2019, given our current financial position and history of operating losses, it is possible that we may fail to meet the minimum levels required by the financial covenants in a future period. In particular, if we are unable to generate positive cash flows on a continued basis, we could fall below the minimum AQR requirement, and if we are unable to achieve and maintain profitability, we may not be able to meet our Adjusted EBITDA requirement, each of which would constitute an event of default under the Loan Agreement.
As of March 30, 2019, we borrowed the full principal amount under this line of credit of $30.0 million. Please refer to Note 5, “Credit Agreements” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on this credit facility.
During 2018, we entered into financing arrangements to purchase research and development equipment for approximately $5.1 million. Each agreement is to be paid over 36 months with a weighted average interest rate of 6.2%. As of March 30, 2019, we had $4.2 million outstanding under these financing arrangements.
During 2017 and 2019, in connection with the Company’s ERP implementation, the cloud vendor agreed to finance the consulting services up to $4.2 million. The current amounts due under this agreement are to be paid over a weighted average term of 2.5 years with a weighted average interest rate of 6.9%. As of March 30, 2019, there was $1.3 million outstanding under this arrangement, which is included in accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.

We believe, based on our current operating plan and expected operating cash flows, that our existing cash and cash equivalents, along with future available borrowings under our SVB line of credit, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We expect to continue to draw on the SVB line of credit from time to time to support our working capital needs. Our future capital requirements will depend on many factors including our rate of revenue growth; timing of customer payments and payment terms, particularly of larger customers; the timing and extent of spending to support development efforts, particularly research and development related to growth initiatives such as our software defined access portfolio, and our ability to partner with third parties to outsource our research and development projects; our ability to manage product cost, including the cost impact of the current U.S. tariffs as well as our ability to mitigate the cost impact through supply chain re-engineering as currently planned, the possibility of additional tariffs that may impact our product costs and higher component costs associated with new technologies; our ability to implement efficiencies and maintain product margin levels; the expansion of sales and marketing activities; the timing of introductions and customer adoption of new products and enhancements to existing products; the slowdowns or declines in customer purchases of traditional systems; acquisition of new capabilities or technologies; and the continued market acceptance of our products. If we are unable to execute on our current operating plan or generate positive operating income and positive cash flows, our liquidity, results of operations and financial condition will be adversely affected and we may fail to comply with the covenants in the Loan Agreement, in which case we may not be able to borrow under the SVB line of credit. In particular, although we have moved substantially all of our production out of China to avoid incurrence of U.S. tariffs, we continue to incur costs for our supply chain re-engineering. Furthermore, re-engineering of our supply chain to mitigate the impact of the tariffs requires significant effort and we have experienced significant production challenges resulting in product shortages that have negatively impacted our revenues, results of operations and cash flows. We are heavily dependent upon third party supply partners for our supply chain operations, and we may not be able to resolve these production challenges as quickly as desired and may incur higher costs than initially planned associated with these efforts. Moreover, there remains uncertainty as to the scope of the tariffs and whether additional tariffs or other measures may be imposed that could have further cost impact to us. We may need to seek other sources of liquidity, including the sale of equity or incremental borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which may adversely impact our business and potential growth.
Contractual Obligations and Commitments
Our principal commitments as of March 30, 2019 consisted of our contractual obligations under the Loan Agreement, equipment financing arrangements, operating leases for office space and non-cancelable outstanding purchase obligations. The following table summarizes our contractual obligations at March 30, 2019 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Line of credit, including interest (1)	$32,854	$2,106	$30,748	$—	$—
Financing arrangements (2)	5,893	2,646	3,247	—	—
Operating lease obligations (3)	22,337	3,385	7,038	6,737	5,177
Non-cancelable purchase commitments (4)	64,176	48,362	8,390	7,424	—
	$125,260	$56,499	$49,423	$14,161	$5,177
(1) Line of credit contractual obligations include projected interest payments over the term of the Loan Agreement, assuming interest rate in effect for the outstanding borrowings as of March 30, 2019 of 7% and payment of the borrowings on August 7, 2020, the contractual maturity date of the credit facility. See Note 5, “Credit Agreements” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our contractual obligations relating to our line of credit.
(2) Represents installment payments, including interest, for financing arrangements. See Note 5, “Credit Agreements” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our outstanding purchase commitments.
(3) Future minimum operating lease obligations in the table above include primarily payments for our office locations, which expire at various dates through 2025. See Note 6, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our operating leases.

(4) Represents outstanding purchase commitments for inventory and services to be delivered by our suppliers, including CMs, original design manufacturers (“ODMs”) and engineering service providers. See Note 6, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our outstanding purchase commitments.
Off-Balance Sheet Arrangements
As of March 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At March 30, 2019, we had cash and cash equivalents of $44.1 million, which were held primarily in cash and money market funds. Due to the nature of these money market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings under our revolving credit facility pursuant to our Loan Agreement with SVB. Borrowings under the Loan Agreement will bear interest through maturity at a variable annual rate based upon an annual rate of either a prime rate or a LIBOR rate, plus an applicable margin between 0.5% to 1.5% for prime rate advances and between 2.0% and 3.0% for LIBOR advances based on the Company’s maintenance of an applicable liquidity ratio. As of March 30, 2019, we had $30.0 million outstanding in borrowings under the Loan Agreement.
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
Translation Exposure
Our sales contracts are primarily denominated in USD and, therefore, the majority of our revenue is not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities with our active subsidiaries in China and the United Kingdom, whose functional currencies are Chinese Renminbi (“RMB”) and British Pounds Sterling (“GBP”).
Our operating expenses are incurred primarily in the United States, in China associated with our research and development operations that are maintained there and in the United Kingdom for our international sales and marketing activities. Our operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. The percentages of our operating expenses denominated in the following currencies for the indicated periods were as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
USD	90%	89%
RMB	7%	8%
GBP	3%	3%
	100%	100%

If USD had appreciated or depreciated by 10%, relative to RMB and GBP, our operating expenses for the first three months of 2019 would have decreased or increased by approximately $0.5 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 30, 2019 was a net translation gain of approximately $0.3 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Condensed Consolidated Statements of Comprehensive Loss. During the three months ended March 30, 2019, the net loss we recognized related to these foreign exchange assets and liabilities was approximately $0.3 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of March 30, 2019, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the first quarter of 2019, we implemented internal controls for the new lease standard, ASC 842, adopted during the period, but there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings
For a description of our material pending legal proceedings, please refer to Note 6 “Commitments and Contingencies – Litigation” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.
ITEM 1A. Risk Factors
We have identified the following additional risks and uncertainties that may affect our business, financial condition and/or results of operations. The risks described below include any material changes to and supersede the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 1, 2019. Investors should carefully consider the risks described below, together with the other information set forth in this Quarterly Report on Form 10-Q, before making any investment decision. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
Risks Related to Our Business and Industry
Our markets are rapidly changing, which makes it difficult to predict our future revenue and plan our expenses appropriately.
We compete in markets characterized by rapid technological change, changing needs of CSPs, evolving industry standards and frequent introductions of new products and services. We invest significant amounts to pursue innovative technologies that we believe will be adopted by CSPs. In addition, on an ongoing basis we expect to reposition our product and service offerings and introduce new products and services as we encounter rapidly changing CSP requirements and increasing competitive pressures. If we cannot increase sales of our new products and services, keep pace with rapid technological developments to meet our customers’ needs and compete with evolving industry standards or if the technologies we choose to invest in fail to meet customer needs or are not adopted by customers, the use of our products and our revenue could decline, making it difficult to forecast our future revenue and plan our operating expenses appropriately.
Adverse global economic conditions and geopolitical issues, including the U.S. tariffs imposed on imports from China, could have a negative effect on our business, results of operations and financial condition and liquidity.
As a global company, our performance is affected by global economic conditions as well as geopolitical issues. In recent years concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. Geopolitical issues, such as the ones resulting in the recent tariffs imposed by both the United States and China and the increasing tensions among China, the United States, Canada and other countries, create uncertainly for global commerce. Sustained uncertainty about, or worsening of, global economic conditions and geopolitical issues may cause our customers to reduce or delay spending and could intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and result of operations. Additional risks associated with the impact of the U.S. tariffs on our business and result of operations are described in the below risk factor captioned “Until the first quarter of 2019, a significant number of the products that we sold in the United States were manufactured in China. While we have undertaken substantial efforts to realign our supply chain operations and transition manufacturing out of China to mitigate the impact of the federal government's imposition of tariffs on goods imported from China, if we fail to implement these changes to our supply chain effectively in the manner desired and within our anticipated timing, our ability to conduct our business will be materially impaired, which would adversely impact our gross margins and results of operations.”
We have a history of losses, and we may not be able to generate positive operating income and positive cash flows in the future.
We have experienced net losses in each year of our existence. We incurred net losses of $19.3 million in 2018, $83.0 million in 2017 and $27.4 million in 2016. For the first three months of 2019, we incurred a net loss of $9.8 million. As of March 30, 2019, we had an accumulated deficit of $694.6 million.
We expect to continue to incur significant expenses and cash outlays for research and development associated with our platforms and systems, including our cloud and services operations, investments in innovative technologies, expansion of our product portfolio, sales and marketing, customer support and general and administrative functions as we expand our business and operations and target new customer segments, primarily larger CSPs including cable multiple-system operators ("MSOs”). Given our anticipated growth and the intense competitive pressures we face, we may be unable to control our operating costs.
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
A number of factors, many of which are outside of our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the market price of our stock would likely decline. Moreover, we may experience delays in recognizing revenue under applicable revenue recognition rules. Certain government-funded contracts, such as those funded by U.S. Department of Agriculture’s Rural Utility Service ("RUS") include acceptance and administrative requirements that delay revenue recognition. The extent of these delays and their impact on our revenue can fluctuate considerably depending on the number and size of purchase orders under these contracts for a given time period. Furthermore, our customers who rely on government-funded programs may delay or reduce purchase activities due to U.S. federal government shutdowns, which could have a negative impact on our result of operations. In addition, unanticipated decreases in our available liquidity due to fluctuating operating results could limit our growth and delay implementation of our expansion plans.
In addition to the other risk factors listed in this “Risk Factors” section, factors that have in the past and may continue to contribute to the variability of our operating results include:

•	our ability to predict our revenue and reduce and control product costs, including larger scale turnkey network improvement projects that may span several quarters;

•	the impact of global economic conditions;

•	the impact of transitioning our global supply chain operations to mitigate the impact of U.S. tariffs on goods imported from China;

•	our ability to increase our sales to larger CSPs globally;

•	the capital spending patterns of CSPs and any decrease or delay in capital spending by CSPs due to macro-economic conditions, regulatory uncertainties or other reasons;

•	the impact of government-sponsored programs on our customers and the impact to our customers of U.S. federal government shutdown on such programs;

•	intense competition;

•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;

•	our ability to ramp sales and achieve market acceptance of our new products and CSPs’ willingness to deploy our new products;

•	the concentration of our customer base as well as our dependence on a limited number of key customers;

•	the length and unpredictability of our sales cycles and timing of orders;

•	our lack of long-term, committed-volume purchase contracts with our customers;

•	our exposure to the credit risks of our customers;

•	fluctuations in our gross margin;

•	the interoperability of our products with CSP networks;

•	our dependence on sole-, single- and limited-source suppliers;

•	our ability to manage our relationships with our third-party vendors, including CMs, ODMs, logistics providers, component suppliers and development partners;

•	our ability to forecast our manufacturing requirements and manage our inventory;

•	our products’ compliance with industry standards;

•	our ability to expand our international operations;

•	our ability to protect our intellectual property and the cost of doing so;

•	the quality of our products, including any undetected hardware defects or bugs in our software;

•	our ability to estimate future warranty obligations due to product failure rates;

•	our ability to obtain necessary third-party technology licenses at reasonable costs;

•	the regulatory and physical impacts of climate change and other natural events;

•	the attraction and retention of qualified employees and key management personnel;

•	our ability to build and sustain an adequate and secure information technology infrastructure; and

•	our ability to maintain proper and effective internal controls.
Our gross margin may fluctuate over time, and our current level of gross margin may not be sustainable.
Our current level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer, geographic or product mix, including the mix of configurations within each product group;

•	the pursuit or addition of new large customers;

•	increased price competition, including the impact of customer discounts and rebates;

•	the impact of transitioning our global supply chain operations to mitigate the impact of U.S. tariffs on goods imported from China;

•	our ability to reduce and control product costs;

•	an increase in revenue mix toward services, which typically have lower margins;

•	changes in component pricing;

•	changes in pricing with our third-party manufacturing partners;

•	charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	introduction of new products and new technologies, which may involve higher component costs;

•	our ability to scale our services business in order to gain desired efficiencies;

•	changes in shipment volume;

•	changes in or increased reliance on distribution channels;

•	potential liabilities associated with increased reliance on third-party vendors;

•	increased expansion efforts into new or emerging markets;

•	increased warranty costs;

•	excess and obsolete inventory and inventory holding charges;

•	expediting costs incurred to meet customer delivery requirements; and

•	potential costs associated with contractual obligations.

Until the first quarter of 2019, a significant number of the products that we sold in the United States were manufactured in China. While we have undertaken substantial efforts to realign our supply chain operations and transition manufacturing out of China to mitigate the impact of the federal government's imposition of tariffs on goods imported from China, if we fail to implement these changes to our supply chain effectively in the manner desired and within our anticipated timing, our ability to conduct our business will be materially impaired, which would adversely impact our gross margins and results of operations.
In 2018, the U.S. federal government imposed significant tariffs on goods imported from China with proposed additional tariffs of $200 billion or more covering a broader list of goods imported from China. Until the first quarter of 2019, a significant number of the products that we sold in the United States were manufactured in China. As a result, we undertook substantial efforts to realign our supply chain operations and transition manufacturing out of China to mitigate the impact of the federal government’s imposition of tariffs on goods imported from China. Although we have been actively working to modify our supply chain operations to mitigate the impact of these tariffs, transition of global supply chain operations is complex, requires significant resources, involves significant third-party dependencies and carries numerous risks of disruptions to the manufacture and supply of our products, delays in implementation of our transition plans and significant unanticipated costs, including exacerbation of the risks associated with our reliance upon third-party manufacturing and supply partners. In particular, in the first quarter of 2019 we experienced product shortages due to production delays associated with the transition of our global supply chain operations that impaired our ability to fulfill customer orders and resulted in revenue below our plan. We have had to invest additional resources to address these challenges, including significant efforts managing third parties upon whom we rely heavily for our product manufacture and supply. Disruptions, continued product unavailability, delays or unanticipated costs associated with the supply of our products related to our transition efforts could impair our ability to meet customer requirements, result in cancellation of orders and harm our relationships with our customers, all of which could materially impact our revenues, gross margin and results of operations. There is no assurance that we can secure our desired rates for the manufacture and supply of our products with new supply chain partners, and we may face higher costs as a result. If we fail to implement our supply chain realignment effectively in the manner desired and within our anticipated timing, our ability to conduct our business will be materially impaired, which would adversely impact our gross margins and results of operations. Additional risks associated with our reliance upon third-party manufacturing and supply partners are described in the below risk factors captioned “We utilize domestic and international third-party vendors to assist in the design, development and manufacture of certain of our products, and to provide logistics services in the distribution of our products. If these vendors fail to provide these services, we could incur additional costs and delays or lose revenue” and “If we fail to forecast our manufacturing requirements accurately or fail to properly manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays and lose revenue.”
The imposition of any additional tariffs or trade restrictions that may be implemented by the United States or other countries in connection with a global trade war could increase the cost of our products manufactured in China or other countries, which in turn could adversely affect the demand for these products and have a material adverse effect on our business, gross margins and results of operations.
We do not have manufacturing capabilities, and therefore we depend upon a small number of CMs and ODMs. We do not have supply contracts with all of these CMs and ODMs. Consequently, our operations could be disrupted if we encounter problems with any of these CMs or ODMs.
We do not have internal manufacturing capabilities and rely upon a small number of CMs and ODMs to build our products. Our reliance on a small number of CMs and ODMs makes us vulnerable to possible supply and capacity constraints and reduced control over component availability, delivery schedules, quality, manufacturing yields and costs.
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
The revenue that our CMs and ODMs generate from our orders represent a relatively small percentage of their overall revenue. As a result, fulfilling our orders may not be considered a priority if such manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. In addition, a substantial part of our manufacturing is done in our manufacturers’ facilities that are located outside of the United States. We believe that the location of these facilities outside of the United States increases supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls. Moreover, regulatory changes or government actions relating to export or import regulations, economic sanctions or related legislation, or the possibility of such changes or actions, may create uncertainty or result in changes to or disruption in our operations with our manufacturers.

In particular, as we transition our global supply chain operations to mitigate the impact of U.S. tariffs imposed on goods imported from China, we have experienced and may continue to experience disruptions and delays associated with reliance on third-party manufacturing. Additional risks associated with the transition of our supply chain operations to mitigate the impact of tariffs are described in the above risk factor captioned “Until the first quarter of 2019, a significant number of the products that we sold in the United States were manufactured in China. While we have undertaken significant efforts to re-engineer and realign our supply chain operations to avoid incurrence of the federal government’s imposition of tariffs on goods imported from China, if we fail to implement these changes to our supply chain effectively in the manner desired and within our anticipated timing, our ability to conduct our business will be materially impaired, which would adversely impact our gross margins and results of operations.”
If any of our CMs or ODMs were unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we would have to identify, qualify and select acceptable alternative manufacturers. An alternative manufacturer may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing, including labor shortages, would require us to reduce our supply of products to our customers, which in turn would reduce our revenue and harm our relationships with our customers.
We utilize domestic and international third-party vendors to assist in the design, development and manufacture of certain of our products, and to provide logistics services in the distribution of our products. If these vendors fail to provide these services, we could incur additional costs and delays or lose revenue.
From time to time we enter into agreements for the design, development and/or manufacture of certain of our products in order to enable us to offer products on an accelerated basis. We also rely upon limited third party vendors for logistics services to distribute our products. If any of these third-party vendors stop providing their services, for any reason, we would have to obtain similar services from alternative sources, which may not be available on commercially reasonable terms, if at all. We also have limited control over disruptions that may occur at the facilities of these third-party partners, such as supply interruptions, labor shortages or manufacturing quality that may occur at manufacturing facilities and strikes or systems failures that may interrupt transportation and logistics services. In addition, switching development firms or manufacturers could require us to extend our development timeline and/or re-qualify our products with our customers, which would also be costly and time-consuming.
Any interruption in the development, supply or distribution of our products would adversely affect our ability to meet scheduled product deliveries to our customers, or exacerbate delays in customer order fulfillment that have already resulted from recent product unavailability related to the supply chain transition efforts described above, and could result in lost revenue or higher costs, which would negatively impact our margins and operating results and harm our business.
If we fail to forecast our manufacturing requirements accurately or fail to properly manage our inventory with our CMs and ODMs, we could incur additional costs, experience manufacturing delays and lose revenue.
We bear inventory risk under our CM and ODM arrangements. Lead times for the materials and components that we order through our manufacturers vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our products are currently lengthy, requiring our manufacturers to order materials and components several months in advance of manufacture.
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
Furthermore, we have experienced and may continue to experience production interruptions from our manufacturers as we transition our global supply chain operations to mitigate the impact of U.S. tariffs imposed on goods imported from China. Additional risks associated with the transition of our supply chain operations to mitigate the impact of substantial tariffs are described in the above risk factor captioned “Until the first quarter of 2019, a significant number of the products that we sold in the United States were manufactured in China. While we have undertaken significant efforts to re-engineer and realign our supply chain operations to avoid incurrence of the federal government’s imposition of tariffs on goods imported from China, if we fail to implement these changes to our supply chain effectively in the manner desired and within our anticipated timing, our ability to conduct our business will be materially impaired, which would adversely impact our gross margins and results of operations.”
We and our business partners, including our manufacturers and suppliers, depend on sole-source, single-source and limited-source suppliers for some key components. If we and our business partners are unable to source these components on a timely or cost-effective basis, we will not be able to deliver our products to our customers.
We and our business partners, including our manufacturers and suppliers, depend on sole-source, single-source and limited-source suppliers for some key components of our products. For example, certain of our application-specific integrated circuit processors and resistor networks are purchased from sole-source suppliers.
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
We sell to CSPs, which include U.S.-based independent operating companies (“IOCs”), which have revenue that is particularly dependent upon interstate and intrastate access charges and federal and state subsidies. The Federal Communication Commission (“FCC”) and some states may consider changes to such payments and subsidies, and these changes could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as RUS loans and grants, to finance capital spending. These government-supported loan programs and grants generally include conditions such as deployment criteria, domestic preference provisions and other requirements that apply to the project and selected equipment as conditions for funding. Changes to the terms or administration of these programs, including uncertainty from government and administrative change, potential funding limitations that impact our ability to meet program requirements or funding delays due to the recent U.S. federal government shutdown could reduce the ability of IOCs to access capital or secure funding under government-funded programs to purchase our products and services and thus reduce our revenue opportunities.
Many of our customers were awarded grants or loans under government stimulus programs such as the Broadband Stimulus programs under the American Recovery and Reinvestment Act of 2009 and the funds distributed under the FCC’s Connect America Fund (“CAF”) program, and have purchased and will continue to purchase products from us or other suppliers while such programs and funding are available. However, customers may substantially curtail purchases as funding winds down or as planned purchases are completed.
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
The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our competitors include companies such as ADTRAN, Inc.; Arris Group, Inc. (acquired by CommScope Inc.); Casa Systems; Ciena Corporation; Cisco Systems Inc.; DASAN Zhone Solutions, Inc.; Huawei Technologies Co. Ltd.; Juniper Networks Inc.; Nokia Corporation and ZTE Corporation, among others.
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
The broadband access equipment market has undergone and continues to undergo consolidation, as participants have merged, made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. Examples include Arris’ acquisition of Pace plc in January 2016; Nokia’s acquisition of Alcatel-Lucent in January 2016; the merger of DASAN Zhone Solutions with DASAN Network Solutions in September 2016; and CommScope’s acquisition of Arris in the first quarter of 2019. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry.
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
In response to greater customer demand for certain professional and support services for our products, we continue to invest and grow our services business. Our services include professional services associated with turnkey network improvement projects, product support services, managed services to help our customers manage and optimize their networks and education and certification services, which typically have a lower gross margin than product purchases. For example, revenue recognized from turnkey network improvement projects whereby we supply products and related professional services such as network planning, product installation, testing and network turn up may be delayed because of the timing of completion and acceptance of a project or milestone, including third-party delays that may be outside our control. We also rely upon third-party subcontractors to assist with some of our professional and support services projects, which generally result in higher costs and increased risk of cost overruns, which can negatively impact our gross margin. Moreover, if we are unable to achieve desired efficiencies and scale as we ramp and develop our services business, we may incur higher than expected costs, which can further adversely impact our gross margin.
Product development is costly, and if we fail to develop new products or enhancements that meet changing CSP requirements, we could experience lower sales.
Our industry is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and unanticipated changes in subscriber requirements. Our future success will depend significantly on our ability to anticipate and adapt to such changes, and to offer, on a timely and cost-effective basis, products and features that meet changing CSP demands and industry standards. We intend to continue to invest in developing new products and enhancing the functionality of our platforms, including to reach a broader set of customers. Developing our products is expensive and complex and involves uncertainties, including pricing risks from sourcing sufficient quantities of custom components from limited suppliers on terms which may not be commercially acceptable for us. We may not have sufficient resources to successfully manage lengthy product development cycles. Our research and development expenses were $90.0 million, or 20% of our revenue, in 2018, $127.5 million, or 25% of our revenue, in 2017 and $106.9 million, or 23% of our revenue, in 2016. For the first three months of 2019, our research and development expenses were $19.3 million, or 22% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts, including increased reliance on third-party development partners, to maintain our competitive position. These investments may take several years to generate positive returns, if ever. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
Furthermore, in recent years, the CSP market has undergone substantial consolidation. Industry consolidation generally has negative implications for equipment suppliers, including a reduction in the number of potential customers, a decrease in aggregate capital spending and greater pricing leverage on the part of CSPs over equipment suppliers. Continued consolidation of the CSP industry and among independent local exchange carriers and IOC customers, who represent a large part of our business, could make it more difficult for us to grow our customer base, increase sales of our products and maintain adequate gross margin.
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
Government and regulatory authorities in the United States and around the world have implemented and are continuing to implement broader and more stringent laws and regulations concerning data protection. For example, in July 2016, the European Commission adopted the EU-U.S. Privacy Shield to replace Safe Harbor as a compliance mechanism for the transfer of personal data from the European Union to the United States. In addition, the General Data Protection Regulation (“GDPR”) adopted by the EU Parliament became effective in May 2018 to harmonize data privacy laws across Europe. Among other requirements, the GDPR imposes specific duties and requirements upon companies that collect, process or control personal data of EU residents. Although we currently do not have material operations or business in the EU, the GDPR regulations could cause us to incur substantial costs in order to expand our business or deliver certain services in the EU. Furthermore, the GDPR imposes penalties for noncompliance of up to the greater of €20 million or 4% of a company’s worldwide revenue; accordingly, any non-compliance with the GDPR could result in a material adverse effect on our business, financial condition and results of operations. Similarly, in June 2018, California passed the California Consumer Privacy Act which provides new data privacy rights for consumers and new operational requirements for companies effective in 2020. The interpretation and application of these data protection laws and regulations are often uncertain and in flux, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with emerging and changing laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
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
The Loan Agreement we entered into in August 2017 with Silicon Valley Bank, or SVB, provides for a revolving credit facility based on a customary accounts receivable borrowing base, subject to certain exceptions and exclusions, such that borrowings available to us are limited by eligible accounts receivable (as defined in the Loan Agreement). We are dependent on our existing cash, cash equivalents and borrowings available under our Loan Agreement to provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next twelve months. If our financial position deteriorates, our borrowing capacity under the credit facility may be reduced, which would adversely impact our business and growth. In addition, the Loan Agreement includes affirmative and negative covenants and requires that we maintain a specified minimum liquidity ratio and maintenance of Adjusted EBITDA (as defined in the Loan Agreement, as amended). The negative covenants also include, among others, restrictions on our and our subsidiaries’ transferring collateral, making changes to the nature of our business or the business of the applicable subsidiary, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, engaging in transactions with affiliates, making payments in respect of subordinated debt, creating liens and selling assets, in each case subject to certain exceptions. Failure to maintain these restrictive covenants and requirements can limit the amount of borrowings that are available to us, increase the cost of borrowings under the facility, and/or require us to make immediate payments to reduce borrowings. Since entering into the Loan Agreement, we have had to request waiver or amendment of certain financial covenants in order to avoid a default under the terms of the Loan Agreement and to maintain our ability to borrow under the Loan Agreement. For the month ended November 30, 2017, we were not able to maintain the minimum Adjusted Quick Ratio (as defined in the Loan Agreement, as amended), or AQR, at the level required in the Loan Agreement, which constituted an event of default. Although SVB waived this event of default effective as of November 30, 2017 and, therefore, this default did not terminate our ability to borrow under the Loan Agreement, we were required to pay an amendment fee and amend certain covenants under the Loan Agreement and, in February 2018, we entered into an amendment to the Loan Agreement that, among other things, amended certain affirmative financial covenants, including reductions to the required minimum level of the AQR and the inclusion of an additional financial covenant related to the maintenance of Adjusted EBITDA. In August 2018, we entered into a Second Amendment to the Loan Agreement to, among other things, provide for the extension of the maturity date of the senior secured revolving credit facility to August 7, 2020 and further amend certain financial covenants, including covenants with respect to the AQR and Adjusted EBITDA. In February 2019, we entered into a Third Amendment to the Loan Agreement to reduce the required minimum level of the AQR for the first half of 2019 and the required minimum Adjusted EBITDA for the first fiscal quarter of 2019. Although we were compliant with the financial covenants under the Loan Agreement at March 30, 2019, we have in the past been unable to meet the financial covenants required in the Loan Agreement. Given our current financial position and history of operating losses, it is possible that we may fail to meet the minimum levels required by the financial covenants in a future period, which would constitute an event of default under the Loan Agreement. In particular, if we are unable to generate positive cash flows on a continued basis, we could fall below the minimum AQR requirement, which would constitute an event of default under the Loan Agreement. Under such circumstances we may be forced to immediately repay amounts outstanding under the Loan Agreement. Events beyond our control could have a material adverse impact on our results of operations, financial condition or liquidity, in which case we may not be able to meet our financial covenants. The Loan Agreement covenants may also affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions.
Our failure or the failure of our manufacturers to comply with environmental and other legal regulations could adversely impact our results of operations.
The manufacture, assembly and testing of our products may require the use of hazardous materials that are subject to environmental, health and safety regulations, or materials subject to laws restricting the use of conflict minerals. Our failure or the failure of our CMs, ODMs and original equipment manufacturers to comply with any of these requirements could result in regulatory penalties, legal claims or disruption of production. In addition, our failure or the failure of our manufacturers to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or liabilities. Existing and future environmental regulations and other legal requirements may restrict our use of certain materials to manufacture, assemble and test products. Any of these consequences could adversely impact our results of operations by increasing our expenses and/or requiring us to alter our manufacturing processes.
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

If we fail in our implementation of our new ERP system platform, we may not be able to effectively transact our business or produce our financial statements on a timely basis and without incurrence of additional costs, which would adversely affect our business, results of operations and cash flows.
We are currently undergoing the migration of our Oracle ERP system to Oracle’s cloud service. This migration involves significant complexity, requiring us to move and reconfigure all of our current system processes, transactions, data and controls to a new Oracle platform. Moreover, to date we have experienced substantial delays and higher than planned resource needs in our migration efforts due in part to the complexity, volume and scope of changes involved in the migration. Although we are conducting design validations and user testing that include assessments that our internal financial and accounting controls will be effective post-migration, we may nevertheless experience difficulties in transacting our business due to system challenges, delays or process deficiencies following the initial production use of the system, which could impair our ability to conduct our business or to produce accurate financial statements on a timely basis. If our ability to conduct our business or to produce accurate financial statements on a timely basis is impaired, our business, results of operations and cash flows would be adversely affected.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our operating results, our ability to operate our business and our stock price.
Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement. The complexity and changes related to our ERP migration described above could exacerbate the risk of deficiencies in process and controls upon which we rely to produce accurate and timely financial statements.
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

10.1
Third Amendment to Loan and Security Agreement dated February 27, 2019 by and between Silicon Valley Bank and Calix, Inc. (filed as Exhibit 10.1 to Calix’s Form 8-K filed with the SEC on March 1, 2019 (File No. 001-34674) and incorporated by reference).

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

CALIX, INC. (Registrant)

Date: May 1, 2019	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2019	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)