Form 10-Q
period 2019-06-29
CALIX, INC
filed 2019-07-25
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
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
(408) 514-3000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.025 per share	CALX	New York Stock Exchange (NYSE)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of July 19, 2019, there were 55,440,609 shares of the Registrant’s common stock, par value $0.025 outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 29, 2019	December 31, 2018
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$34,942	$49,646
Restricted cash	628	628
Accounts receivable, net	60,186	67,026
Inventory	45,360	50,151
Prepaid expenses and other current assets	7,094	7,306
Total current assets	148,210	174,757
Property and equipment, net	29,105	24,945
Right-of-use operating leases	16,422	—
Goodwill	116,175	116,175
Other assets	1,336	1,203
	$311,248	$317,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,522	$40,209
Accrued liabilities	47,657	57,869
Deferred revenue	18,528	15,600
Line of credit	25,000	30,000
Total current liabilities	128,707	143,678
Long-term portion of deferred revenue	17,792	17,496
Operating leases	15,045	—
Other long-term liabilities	2,498	3,972
Total liabilities	164,042	165,146
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of June 29, 2019 and December 31, 2018	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 60,773 shares issued and 55,443 shares outstanding as of June 29, 2019, and 59,285 shares issued and 53,955 shares outstanding as of December 31, 2018	1,520	1,482
Additional paid-in capital	886,076	876,073
Accumulated other comprehensive loss	(710)	(753)
Accumulated deficit	(699,694)	(684,882)
Treasury stock, 5,330 shares as of June 29, 2019 and December 31, 2018	(39,986)	(39,986)
Total stockholders’ equity	147,206	151,934
	$311,248	$317,080
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue:
Systems	$92,833	$102,563	$175,193	$195,854
Services	7,471	9,139	14,461	15,251
Total revenue	100,304	111,702	189,654	211,105
Cost of revenue:
Systems (1)	49,561	54,363	94,162	105,996
Services (1)	6,075	6,473	12,481	12,184
Total cost of revenue	55,636	60,836	106,643	118,180
Gross profit	44,668	50,866	83,011	92,925
Operating expenses:
Research and development (1)	20,700	22,101	40,030	47,637
Sales and marketing (1)	19,734	20,527	39,073	40,428
General and administrative (1)	9,165	10,371	17,952	19,466
Restructuring charges	—	793	—	6,133
Gain on sale of product line	—	—	—	(6,704)
Total operating expenses	49,599	53,792	97,055	106,960
Loss from operations	(4,931)	(2,926)	(14,044)	(14,035)
Interest and other expense, net:
Interest expense, net	(142)	(165)	(250)	(388)
Other income (expense), net	123	456	(268)	162
Total interest and other income (expense), net	(19)	291	(518)	(226)
Loss before provision for income taxes	(4,950)	(2,635)	(14,562)	(14,261)
Provision for income taxes	95	158	250	268
Net loss	$(5,045)	$(2,793)	$(14,812)	$(14,529)
Net loss per common share:
Basic and diluted	$(0.09)	$(0.05)	$(0.27)	$(0.28)
Weighted-average number of shares used to compute
net loss per common share:
Basic and diluted	54,624	52,290	54,339	51,952

Net loss	$(5,045)	$(2,793)	$(14,812)	$(14,529)
Other comprehensive income, net of tax - foreign currency translation adjustments, net	(223)	(507)	43	(228)
Comprehensive loss	$(5,268)	$(3,300)	$(14,769)	$(14,757)
(1) Includes stock-based compensation as follows:
Cost of revenue:
Systems	$123	$141	$278	$253
Services	93	90	192	167
Research and development	873	814	1,889	1,797
Sales and marketing	814	785	1,888	1,635
General and administrative	666	714	1,467	1,449
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 30, 2019	54,164	$1,488	$879,475	$(487)	$(694,649)	$(39,986)	$145,841
Stock-based compensation	—	—	2,569	—	—	—	2,569
Exercise of stock options	6	—	35	—	—	—	35
Issuance of vested performance restricted stock units and restricted stock units, net of taxes withheld	334	8	(138)	—	—	—	(130)
Stock issued under employee stock purchase plans	939	24	4,135	—	—	—	4,159
Net loss	—	—	—	—	(5,045)	—	(5,045)
Other comprehensive income	—	—	—	(223)	—	—	(223)
Balance at June 29, 2019	55,443	$1,520	$886,076	$(710)	$(699,694)	$(39,986)	$147,206

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2018	51,717	$1,426	$853,809	$110	$(677,320)	$(39,986)	$138,039
Stock-based compensation	—	—	2,544	—	—	—	2,544
Exercise of stock options	7	—	43	—	—	—	43
Issuance of vested performance restricted stock units and restricted stock units, net of taxes withheld	521	13	(16)	—	—	—	(3)
Stock issued under employee stock purchase plans	807	21	3,816	—	—	—	3,837
Net loss	—	—	—	—	(2,793)	—	(2,793)
Other comprehensive income	—	—	—	(507)	—	—	(507)
Balance at June 30, 2018	53,052	$1,460	$860,196	$(397)	$(680,113)	$(39,986)	$141,160

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	53,955	$1,482	$876,073	$(753)	$(684,882)	$(39,986)	$151,934
Stock-based compensation	—	—	5,714	—	—	—	5,714
Exercise of stock options	55	2	324	—	—	—	326
Issuance of vested performance restricted stock units and restricted stock units, net of taxes withheld	501	13	(169)	—	—	—	(156)
Stock issued under employee stock purchase plans	932	23	4,134	—	—	—	4,157
Net loss	—	—	—	—	(14,812)	—	(14,812)
Other comprehensive income	—	—	—	43	—	—	43
Balance at June 29, 2019	55,443	$1,520	$886,076	$(710)	$(699,694)	$(39,986)	$147,206

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	51,509	$1,421	$851,054	$(169)	$(667,357)	$(39,986)	$144,963
Stock-based compensation	—	—	5,301	—	—	—	5,301
Exercise of stock options	8	—	51	—	—	—	51
Issuance of vested performance restricted stock units and restricted stock units, net of taxes withheld	749	18	(25)	—	—	—	(7)
Stock issued under employee stock purchase plans	786	21	3,815	—	—	—	3,836
Cumulative effect of accounting change	—	—	—	—	1,773	—	1,773
Net loss	—	—	—	—	(14,529)	—	(14,529)
Other comprehensive income	—	—	—	(228)	—	—	(228)
Balance at June 30, 2018	53,052	$1,460	$860,196	$(397)	$(680,113)	$(39,986)	$141,160
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Operating activities:
Net loss	$(14,812)	$(14,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,714	5,301
Depreciation and amortization	4,644	4,942
Loss on retirement of property and equipment	138	247
Gain on sale of product line	—	(6,704)
Changes in operating assets and liabilities:
Accounts receivable, net	6,840	11,348
Inventory	4,791	9,524
Prepaid expenses and other assets	1,697	(1,066)
Accounts payable	(2,676)	(10,315)
Accrued liabilities	(10,314)	(2,589)
Deferred revenue	3,223	1,180
Other long-term liabilities	(2,496)	(17)
Net cash used in operating activities	(3,251)	(2,678)
Investing activities:
Purchases of property and equipment	(9,538)	(2,955)
Proceeds from sale of product line	—	10,350
Net cash provided by (used in) investing activities	(9,538)	7,395
Financing activities:
Proceeds from exercise of stock options	326	51
Proceeds from employee stock purchase plans	4,157	3,836
Taxes paid for awards vested under equity incentive plan	(156)	(7)
Payments related to financing arrangements	(1,267)	—
Proceeds from line of credit	89,000	288,064
Repayment of line of credit	(94,000)	(288,064)
Net cash provided by (used in) financing activities	(1,940)	3,880
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	(197)
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,704)	8,400
Cash, cash equivalents and restricted cash at beginning of period	50,274	39,775
Cash, cash equivalents and restricted cash at end of period	$35,570	$48,175
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
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first, second and third quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one fewer day in the six months ended June 29, 2019 than in the six months ended June 30, 2018. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s significant accounting policies did not change during the six months ended June 29, 2019, except for those impacted by the newly adopted accounting standard below.
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

Recent Accounting Pronouncements Not Yet Adopted
There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 29, 2019, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, that are of significance or potential significance to the Company.
3. Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 29, 2019	December 31, 2018
Cash and cash equivalents:
Cash	$34,928	$45,806
Money market funds	14	3,840
Total cash and cash equivalents	34,942	49,646
Restricted cash	628	628
	$35,570	$50,274
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities.
4. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	June 29, 2019	December 31, 2018
Accounts receivable	$60,583	$67,396
Allowance for doubtful accounts	(397)	(370)
	$60,186	$67,026
Inventory consisted of the following (in thousands):

	June 29, 2019	December 31, 2018
Raw materials	$6,207	$10,815
Finished goods	39,153	39,336
	$45,360	$50,151
Property and equipment, net consisted of the following (in thousands):

	June 29, 2019	December 31, 2018
Test equipment	$37,683	$39,148
Computer equipment and software	38,185	34,697
Furniture and fixtures	2,331	1,976
Leasehold improvements	1,758	3,559
Total	79,957	79,380
Accumulated depreciation and amortization	(50,852)	(54,435)
	$29,105	$24,945

Accrued liabilities consisted of the following (in thousands):

	June 29, 2019	December 31, 2018
Compensation and related benefits	$14,076	$19,811
Warranty and retrofit	7,910	8,547
Customer rebates/prepayments	4,906	6,103
Accrued professional and consulting fees	5,910	6,060
Operating leases	2,381	—
Current portion of equipment financing arrangements	1,720	1,778
Non-income related taxes	1,503	1,288
Freight	1,021	1,187
Insurance	776	917
Excess and obsolete inventory at suppliers	654	2,667
Product return reserve	885	880
Accrued other	5,915	8,631
	$47,657	$57,869
Warranty and Retrofit
The Company provides a standard warranty for its hardware products. Hardware generally has a one-, three- or five-year standard warranty from the date of shipment. Under certain circumstances, the Company also provides fixes on specifically identified performance failures for products that are outside of the standard warranty period and recognizes estimated costs related to retrofit activities upon identification of such product failures. The Company accrues for potential warranty and retrofit claims based on the Company’s historical product failure rates and historical costs incurred in correcting product failures along with other relevant information related to any specifically identified product failures. The Company’s warranty and retrofit accruals are based on estimates of losses that are probable based on information available. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available. Changes in the Company’s warranty and retrofit accrual are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Balance at beginning of period	$8,166	$8,097	$8,547	$8,708
Provision for warranty and retrofit charged to cost of revenue	860	1,560	1,567	3,029
Utilization of reserve	(1,116)	(1,469)	(2,204)	(3,549)
Balance at end of period	$7,910	$8,188	$7,910	$8,188
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
The credit facility includes affirmative and negative covenants applicable to the Company and its subsidiaries. Furthermore, the Loan Agreement requires the Company to maintain a liquidity ratio at minimum levels set forth in more detail in the Loan Agreement. The credit facility also includes events of default, the occurrence and continuation of which would provide SVB with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against the Company and the collateral securing the loans under the credit facility. In February 2019, the Company entered into a third amendment to the Loan Agreement to reduce the required minimum level of the Adjusted Quick Ratio ("AQR") for the first half of 2019 and the required minimum Adjusted EBITDA for the first fiscal quarter of 2019 to accommodate the increased costs and use of cash that the Company anticipated for the first half of 2019 related to activities to mitigate the impact of the U.S. tariffs. As of June 29, 2019, the Company was in compliance with these requirements.

As of June 29, 2019, the Company had borrowings outstanding of $25.0 million under the line of credit. In May 2019, the Company entered into a five-month, irrevocable standby letter of credit for $5.0 million, which reduces the borrowing capacity of the line to $25.0 million. The Company's interest rate on the line of credit was 7.0% as of June 29, 2019 and 6.5% as of June 30, 2018.
Financing Arrangements
During 2018, the Company entered into financing arrangements to purchase lab and test equipment for approximately $5.1 million. Each agreement is to be paid over 36 months with a weighted average interest rate of 6.2%. As of June 29, 2019, there was $3.8 million outstanding under these financing arrangements, which is included in accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
During 2017 and 2019, the Company entered into financing arrangements for consulting services for up to $4.2 million in connection with the Company’s enterprise resource planning (“ERP”) implementation. The current amounts due under this agreement are to be paid over a weighted average term of 2.5 years with a weighted average interest rate of 6.9%. As of June 29, 2019, there was $1.1 million outstanding under this arrangement, which is included in accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of June 29, 2019 (in thousands):

Period	Minimum Future Lease Payments
Remainder of 2019	$1,687
2020	3,661
2021	3,447
2022	3,298
2023	3,362
Thereafter	6,100
Total future minimum lease payments	21,555
Less imputed interest	(4,129)
$17,426
Operating lease liability consisted of the following (in thousands):

June 29, 2019
Accrued liabilities - current portion of operating leases	$2,381
Operating leases	15,045
$17,426
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $15.1 million and are included in the table above. The above table also includes future minimum lease payments for the Company's other office facilities, which expire at various dates through 2025.
In August 2018, the Company entered into a new office lease agreement for 22,000 square feet in Petaluma, California. The lease commenced in February 2019 for a term of 64 months. The future minimum lease payments of $2.7 million are included in the table above. The Company recorded a right-of-use operating lease asset and operating lease liability of $2.2 million in the first quarter of 2019. The Company’s previous lease in Petaluma, California expired in March 2019.
In July 2019, the Company entered into a new office lease agreement for 9,000 square feet in Plymouth, Minnesota. The lease will commence in December 2019 for a term of 64 months. The aggregate lease commitment is $0.8 million and is not included in the table above.

The weighted average discount rate for the Company's operating leases as of June 29, 2019 was 7.0%. The weighted average remaining lease term as of June 29, 2019 was 5.5 years.
For the three and six months ended June 29, 2019, total rent expense of the Company was $1.3 million and $2.5 million, respectively. For the three and six months ended June 30, 2018, total rent expense of the Company was $0.7 million and $1.5 million, respectively. Cash paid within operating cash flows for operating leases was $1.2 million and $2.0 million for three and six months ended June 29, 2019, respectively.
Purchase Commitments
The Company’s contract manufacturers (“CMs”) and original design manufacturers (“ODMs”) place orders for certain component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs and ODMs. The Company places purchase orders with its CMs and ODMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the inventory when transferred to the designated shipping warehouse. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. As of June 29, 2019, the Company had approximately $51.7 million of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs, within one year.
The Company has from time to time, and subject to certain conditions, reimbursed its suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by its suppliers, or in cases where inventory levels greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $0.7 million and $2.7 million as of June 29, 2019 and December 31, 2018, respectively. The Company records the related charges in cost of systems revenue in its Condensed Consolidated Statements of Comprehensive Loss.
In March 2018, the Company entered into an agreement with a vendor for engineering services pursuant to which the Company will be obligated to make future minimum payments of $15.8 million through 2022. Payments are expected to begin in 2020.
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
7. Stockholders’ Equity
2019 Equity Incentive Award Plan
At the annual meeting of stockholders of the Company in May 2019, the stockholders approved the 2019 Equity Incentive Award Plan (the “2019 Plan”). The 2019 Plan supersedes and replaces the 2010 Equity Incentive Award Plan (the “2010 Plan”) and preceding plans. No further awards will be granted under the 2010 Plan; however, the terms and conditions of the 2010 Plan will continue to govern any outstanding awards granted under the 2010 Plan.
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company's Board of Directors, are eligible to receive awards under the 2019 Plan. The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), other stock or cash-based awards and dividend equivalents to eligible individuals.
The number of shares available for issuance under the 2019 Plan includes an initial reserve of 1.7 million shares of common stock, any shares of common stock that are available for issuance under the 2010 Plan as of the effective date of the 2019 Plan and any shares of common stock subject to issued and outstanding awards under the 2010 Plan that expire, are cancelled or otherwise terminate following the effective date of the 2019 Plan. As of June 29, 2019, there were 2.6 million shares available for issuance under the 2019 Plan.

Stock Options
During the six months ended June 29, 2019, performance-based stock option awards exercisable for up to an aggregate of 2.0 million shares of common stock were granted to Company executives with a grant date fair value of $8.03 per share. These performance-based stock option awards contain a one-year performance period and a subsequent three-year service period. The actual number of shares earned is contingent upon achievement of both annual and quarterly corporate financial targets for revenue, non-GAAP gross margin and non-GAAP net income per share for 2019 (collectively, the “2019 Performance Targets”). These performance-based stock option awards would vest, subject to certification by the Compensation Committee of the Company’s Board of Directors, of the achievement of the 2019 Performance Targets, as to 25% of the shares of common stock earned on the date of such certification, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. No shares are awarded unless all of the 2019 Performance Targets are met. If all of the 2019 Performance targets are met, each executive receives 100% of their target shares. Furthermore, each executive may receive a number of shares above their target shares for achievement of at least 125% above the non-GAAP net income per share target, up to a maximum of 200% of the target shares for achievement above 125% of the net income per share target.
The probability of meeting the performance conditions related to these performance-based stock option awards was assessed to be unlikely as of June 29, 2019, and therefore no stock-based compensation expense was recognized for the three and six months ended June 29, 2019.
During the three months ended June 29, 2019, seven thousand shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $5.42 per share. During the six months ended June 29, 2019, 0.1 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $5.90 per share. As of June 29, 2019, unrecognized stock-based compensation expense of $3.4 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Units
During the three and six months ended June 29, 2019, RSUs of 0.2 million were granted with a grant date fair value of $6.62 per share. During the three months ended June 29, 2019, RSUs of 0.4 million vested. During the six months ended June 29, 2019, RSUs of 0.5 million vested. As of June 29, 2019, unrecognized stock-based compensation expense of $2.6 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 1.1 years.
Performance Restricted Stock Units (“PRSUs”)
During the six months ended June 29, 2019, no PRSUs were granted. During the six months ended June 29, 2019, PRSUs of 0.1 million vested. As of June 29, 2019, all PRSUs have been fully vested and expensed.
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
The offering periods under the ESPP are six-month periods commencing on May 15 and November 15 of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. At the annual meeting of stockholders of the Company in May 2019, the stockholders approved an increase in the number of shares of common stock issuable under the ESPP by 2.5 million shares. The increase in shares for the ESPP will go into effect for the purchase period commencing November 15, 2019, and the total shares authorized for issuance under the ESPP increases from 7.3 million shares to 9.8 million shares. As of June 29, 2019, there were 1.1 million shares available for issuance under the ESPP. During the three and six months ended June 29, 2019, 0.5 million shares were purchased under the ESPP. As of June 29, 2019, unrecognized stock-based compensation expense of $0.6 million related to the ESPP is expected to be recognized over a remaining service period of 0.4 years.
The Nonqualified ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their annual compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The Nonqualified ESPP provides two six-month offering periods, currently from December 21 through June 20 and June 21 through December 20 of each year. At the annual meeting of stockholders of the Company on May 16, 2018, the stockholders approved an amendment of certain terms and an increase in the number of shares of common stock issuable under the Nonqualified ESPP by 2.5 million shares. The maximum number of shares of common stock currently authorized for issuance under the Nonqualified ESPP is 3.5 million shares, with a maximum of 0.5 million shares allocated per purchase period. During the three and six months ended June 29, 2019, 0.5 million shares were purchased and issued. As of June 29, 2019, there were 2.0 million shares available for issuance under the Nonqualified ESPP. As of June 29, 2019, unrecognized stock-based compensation expense of $3.1 million related to the Nonqualified ESPP is expected to be recognized over a remaining weighted-average service period of 1.2 years.
8. Revenue from Contracts with Customers
The Company derives revenue from contracts with customers primarily from the following and categorizes its revenue as follows:

•	Systems include revenue from the sale of access and premises systems, software platform licenses and cloud-based software subscriptions.

•	Services include revenue from professional services, customer support, software- and cloud-based maintenance, extended warranty subscriptions, training and managed services.
The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
United States	$85,837	$92,691	$161,622	$182,080
Middle East	5,949	7,993	9,700	11,143
Canada	3,317	2,254	6,732	4,540
Europe	2,471	3,744	4,910	4,971
Caribbean	501	1,537	2,767	2,674
Other	2,229	3,483	3,923	5,697
	$100,304	$111,702	$189,654	$211,105
Contract Asset
The primary contract asset is revenue recognized on professional services contracts where the services are transferred to the customer over time, less any progress billings and advanced payments, and is classified within accounts receivable. Amounts are billed in accordance with the agreed-upon contractual terms. The balance at December 31, 2018 was $5.9 million of which $2.4 million remained in the Company's Condensed Consolidated Balance Sheet at June 29, 2019. The closing balance at June 29, 2019 was $5.3 million of which the Company expects to bill 58% of the balance during the remainder of 2019. The decrease in the contract asset was driven by the timing of professional services contracts with a major customer.
Contract Liability
Deferred revenue consisted of the following (in thousands):

	June 29, 2019	December 31, 2018
Current:
Products and services	$14,470	$11,600
Extended warranty	4,058	4,000
	18,528	15,600
Long-term:
Products and services	634	440
Extended warranty	17,158	17,056
	17,792	17,496
	$36,320	$33,096

The increase in the deferred revenue balance for the three and six months ended June 29, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by $6.7 million and $10.2 million of revenue recognized that was included in the deferred revenue balance at the beginning of each period, respectively.
Revenue allocated to remaining performance obligations represent contract revenue that has not yet been recognized for contracts greater than one year, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This amount was $52.5 million as of June 29, 2019, and the Company expects to recognize 32% of such revenue over the next 12 months and the remainder thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to support, software maintenance, extended warranty and Calix Cloud products for which the expected amortization period is greater than one year. As of June 29, 2019, the unamortized balance of deferred commissions was $0.7 million. For the three and six months ended June 29, 2019, the amount of amortization was less than $0.1 million, and there was no impairment loss in relation to the costs capitalized.
Concentration of Customer Risk
The Company had one customer that accounted for more than 10% of its total revenue for the three and six months ended June 29, 2019 and June 30, 2018. The one customer represented 17% and 15% of the Company’s total revenue for the three and six months ended June 29, 2019, respectively. The one customer also represented 21% and 17% of the Company’s total revenue for the three and six months ended June 30, 2018, respectively. That one customer also represented more than 10% of the Company’s accounts receivable as of June 29, 2019 and June 30, 2018.
9. Income Taxes
The following table presents the provision for income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Provision for income taxes	$95	$158	$250	$268
Effective tax rate	(1.9)%	(6.0)%	(1.7)%	(1.9)%
The effective tax rate for the three and six months ended June 29, 2019 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods.
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

10. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator:
Net loss	$(5,045)	$(2,793)	$(14,812)	$(14,529)
Denominator:
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	54,624	52,290	54,339	51,952
Basic and diluted net loss per common share	$(0.09)	$(0.05)	$(0.27)	$(0.28)
Potentially dilutive shares, weighted average	7,191	5,751	6,832	6,271
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
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue or other financial items, any statement of or concerning the following: the plans and objectives of management for future operations, proposed new products or licensing, product development, anticipated customer demand or capital expenditures, future economic and/or market conditions or performance and assumptions underlying any of the above. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “believes,” “intends,” “plans,” “anticipates,” “estimates,” “projects,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including those identified in the Risk Factors discussed in Part II, Item 1A, of this report on Form 10-Q, as well as in other sections of this report and in our Annual Report on Form 10-K for the year ended December 31, 2018. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
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
We market our cloud and software platforms, systems and services to CSPs globally through our direct sales force as well as select resellers. Our customers range from smaller, regional CSPs to some of the world’s largest CSPs. We have enabled approximately 1,500 customers to deploy passive optical, Active Ethernet and point-to-point Ethernet fiber access networks.
In the third quarter of 2018, the United States enacted tariffs on certain goods manufactured in China and proposed increasing the tariffs to 25% initially commencing in January 2019 and subsequently deferred to May 2019. We incurred U.S. tariff and tariff-related costs of $3.2 million in the fourth quarter of 2018 and $4.0 million in the first half of 2019. In order to mitigate the impact of these tariffs, we undertook a broad plan to realign our global supply chain by moving substantially all of our production outside of China in addition to other supply chain improvements. In the first quarter of 2019, we transitioned substantially all of our product supply out of China and during the second quarter of 2019 we continued our supply chain re-engineering activities to support our production requirements. We expect that the remaining U.S. tariffs of $0.7 million as of June 29, 2019, associated with inventory produced in China prior to the move, will be expensed in the third quarter of 2019.
Our revenue was $189.7 million for the six months ended June 29, 2019, compared to $211.1 million for the six months ended June 30, 2018. The decrease in revenue was primarily due to lower revenue from our legacy incumbent local exchange carrier, or ILEC, customers as well as a large North-America based service provider. Our revenue and potential revenue growth will depend on our ability to sell and license our cloud and software platforms, systems and services to existing customers as well as our ability to attract new customers, particularly larger CSPs and new market segments, in the United States and internationally.
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
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that impacted our cost of revenue for the three and six months ended June 29, 2019, and that we expect will impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in product warranty and incurrence of retrofit costs, changes in the cost of our inventory, including higher costs due to materials shortages, supply constraints or unfavorable changes in trade policies, investments to support expansion of cloud and customer support offerings, tariffs and associated costs to mitigate the impact of tariffs and inventory write-downs. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if there are declines in revenue.
Our gross profit and gross margin fluctuate based on timing of factors such as new product introductions or upgrades to existing products, changes in customer mix and changes in the mix of products demanded and sold (and any related write-downs of existing inventory) and may be negatively impacted by increases in mix of revenue towards professional services, increases in mix of revenue from channel sales rather than direct sales or other unfavorable customer or product mix, shipment volumes and any related volume discounts, changes in our product and services costs, pricing decreases or discounts, customer rebates and incentive programs due to competitive pressure or materials shortages, supply constraints, investments to support expansion of cloud and customer support offerings, tariffs or unfavorable changes in trade policies.
Our operating expenses fluctuate based on the following factors: changes in headcount and personnel costs, which comprise a significant portion of our operating expenses; variable compensation due to fluctuations in shipment volumes or level of achievement against performance targets; timing of research and development expenses, including investments in innovative solutions and new customer segments, prototype builds and outsourced development projects; investments in our business and information technology infrastructure, including our investments to migrate our ERP system; and fluctuations in stock-based compensation expenses due to timing of equity grants or other factors affecting vesting. For the three and six months ended June 29, 2019 as compared with the corresponding period in 2018, our total operating expenses decreased by $4.2 million and $9.9 million, respectively, largely due to restructuring actions we took in 2017 and early 2018. These restructuring actions were completed in the second quarter of 2018.
Our net loss was $5.0 million and $14.8 million for the three and six months ended June 29, 2019, respectively, compared to a net loss of $2.8 million and $14.5 million for the three and six months ended June 30, 2018, respectively. Since our inception we have incurred significant losses, and as of June 29, 2019, we had an accumulated deficit of $699.7 million. Further, as a result of factors contributing to the fluctuations described above among other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
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
Our critical accounting policies and estimates are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018. For the six months ended June 29, 2019, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 29, 2019, as compared to the recent accounting pronouncements described in the our Annual Report on Form 10-K for the year ended December 31, 2018, that are of significance or potential significance to us.
Results of Operations
Comparison of the Three and Six Months Ended June 29, 2019 and June 30, 2018
Revenue
Our revenue is comprised of the following:

•	Systems include revenue from the sale of access and premises systems, software platform licenses and cloud-based software subscriptions.

•	Services include revenue from professional services, customer support, software- and cloud-based maintenance, extended warranty subscriptions, training and managed services.

The following table sets forth our revenue (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Variance in Dollars	Variance in Percent	June 29, 2019	June 30, 2018	Variance in Dollars	Variance in Percent
Revenue:
Systems	$92,833	$102,563	$(9,730)	(9)%	$175,193	$195,854	$(20,661)	(11)%
Services	7,471	9,139	(1,668)	(18)%	14,461	15,251	(790)	(5)%
	$100,304	$111,702	$(11,398)	(10)%	$189,654	$211,105	$(21,451)	(10)%

Percent of total revenue:
Systems	93%	92%			92%	93%
Services	7%	8%			8%	7%
	100%	100%			100%	100%
Our revenue decreased by $11.4 million, or 10%, for the three months ended June 29, 2019, as compared to the corresponding period in 2018 due to lower systems revenue of $9.7 million and lower services revenue of $1.7 million. The decline in systems revenue was primarily due to reduced demand from our large North America-based customers as well as our medium-sized ILEC customer base. The decrease in services revenue was primarily due to reduced deployment services associated with Connect America Fund, or CAF.
For the six months ended June 29, 2019, our revenue decreased by $21.5 million, or 10%, as compared with the corresponding period in 2018 due to lower systems revenue of $20.7 million and lower services revenue of $0.8 million. The decline in systems revenue was primarily due to reduced demand from a large North America-based customer as well as our medium-sized ILEC customer base. The decrease in services revenue was primarily due to reduced deployment services associated with CAF. We anticipate that the reduced demand from our medium-sized ILEC customer base will continue and diminish for the remainder of 2019.
For the three and six months ended June 29, 2019, revenue generated in the United States was $85.8 million and $161.6 million, or 86% and 85% of our total revenue, respectively, compared to $92.7 million and $182.1 million, or 83% and 86% of our total revenue, respectively, for the same period in 2018. International revenue was $14.5 million and $28.0 million, or 14% and 15% of our total revenue, respectively, for the three and six months ended June 29, 2019, as compared to $19.0 million and $29.0 million, or 17% and 14% of our total revenue, respectively, for the same period in 2018.
One customer represented 17% and 15% of our total revenue for the three and six months ended June 29, 2019, respectively. This customer also represented 21% and 17% of our total revenue for the three and six months ended June 30, 2018, respectively.
Cost of Revenue, Gross Profit and Gross Margin
The following table sets forth our cost of revenue (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Variance in Dollars	Variance in Percent	June 29, 2019	June 30, 2018	Variance in Dollars	Variance in Percent
Cost of revenue:
Systems	$49,561	$54,363	$(4,802)	(9)%	$94,162	$105,996	$(11,834)	(11)%
Services	6,075	6,473	(398)	(6)%	12,481	12,184	297	2%
	$55,636	$60,836	$(5,200)	(9)%	$106,643	$118,180	$(11,537)	(10)%
Our cost of revenue decreased by $5.2 million and for the three months ended June 29, 2019 as compared with the corresponding period in 2018. This was primarily attributable to lower systems revenue for the three months ended June 29, 2019, as compared with the corresponding period in 2018, mainly due to the reduced demand from our large North America-based customers as well as our medium-sized ILEC customer base, partially offset by U.S. tariffs and tariff-related costs of $1.9 million for the three ended June 29, 2019.
Our cost of revenue decreased by $11.5 million for the six months ended June 29, 2019 as compared with the corresponding period in 2018. This was primarily attributable to lower systems revenue for the six months ended June 29, 2019, as compared with the corresponding period in 2018, mainly due to the reduced demand from a large North America-based customer as well as our medium-sized ILEC customer base, partially offset by U.S. tariffs and tariff-related costs of $4.0 million for the six months ended June 29, 2019.
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Variance in Dollars	Variance in Percent	June 29, 2019	June 30, 2018	Variance in Dollars	Variance in Percent
Gross profit:
Systems	$43,272	$48,200	$(4,928)	(10)%	$81,031	$89,858	$(8,827)	(10)%
Services	1,396	2,666	(1,270)	(48)%	1,980	3,067	(1,087)	(35)%
	$44,668	$50,866	$(6,198)	(12)%	$83,011	$92,925	$(9,914)	(11)%
Gross margin:
Systems	46.6%	47.0%			46.3%	45.9%
Services	18.7%	29.2%			13.7%	20.1%
Overall	44.5%	45.5%			43.8%	44.0%
Gross profit decreased to $44.7 million and $83.0 million for the three and six months ended June 29, 2019, respectively, from $50.9 million and $92.9 million during the corresponding period in 2018 due to lower sales. Gross margin declined for the three months ended June 29, 2019 compared to the corresponding period in 2018, mainly due to lower services margin. Gross margin remained relatively consistent for the six months ended June 29, 2019 compared to the corresponding period in 2018. During the three and six months ended June 29, 2019, systems gross margin was negatively impacted by U.S. tariff and tariff-related costs of $1.9 million and $4.0 million, or 200 and 230 basis points, respectively. Excluding the impact of U.S. tariff and tariff-related costs, systems gross margin was 48.6% and 48.5% for the three and six months ended June 29, 2019, respectively. The increase in systems gross margin, after excluding tariff and tariff-related costs, compared to the year ago period is primarily due to an increasing mix of new systems that have higher gross margin than some of our older traditional systems. Services gross margin for the three and six months ended June 29, 2019 decreased compared to the corresponding periods in 2018 due to investments in customer success and support personnel to support the expansion of our cloud and customer support offerings.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Variance in Dollars	Variance in Percent	June 29, 2019	June 30, 2018	Variance in Dollars	Variance in Percent
Research and development	$20,700	$22,101	$(1,401)	(6)%	$40,030	$47,637	$(7,607)	(16)%
Percent of total revenue	21%	20%			21%	23%
The decrease in research and development expenses by $1.4 million and $7.6 million for the three and six months ended June 29, 2019, respectively, as compared with the corresponding periods in 2018 was primarily due to the leverage of our software platforms enabling us to lower our level of investment and introduce new products faster. During 2017 and the first quarter of 2018, we restructured our business to increase our focus towards investments in these software platforms and to reduce the expense structure in our traditional systems business. As a result, our research and development personnel decreased in the three months ended June 29, 2019 as compared to the corresponding period in 2018, which resulted in lower compensation and employee benefits of $1.9 million. This was slightly offset by higher facility costs of $0.2 million and higher expenditures relating to prototype equipment of $0.1 million. For the six months ended June 29, 2019, as compared to 2018, compensation and employee benefits costs decreased by $6.7 million. The decrease for the six months ended June 29, 2019 compared to 2018 was also due to lower expenses for outside services of $1.3 million partially offset by higher facility costs of $0.3 million.

Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Variance in Dollars	Variance in Percent	June 29, 2019	June 30, 2018	Variance in Dollars	Variance in Percent
Sales and marketing	$19,734	$20,527	$(793)	(4)%	$39,073	$40,428	$(1,355)	(3)%
Percent of total revenue	20%	18%			21%	19%
Sales and marketing expenses for the three and six months ended June 29, 2019 decreased by $0.8 million and $1.4 million, respectively, compared with the corresponding periods in 2018 primarily due to lower personnel costs of $1.0 million and $1.7 million, respectively, including commissions which decreased as a result of lower sales. This was partially offset by higher marketing costs of $0.4 million and $1.0 million, respectively.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Variance in Dollars	Variance in Percent	June 29, 2019	June 30, 2018	Variance in Dollars	Variance in Percent
General and administrative	$9,165	$10,371	$(1,206)	(12)%	$17,952	$19,466	$(1,514)	(8)%
Percent of total revenue	9%	9%			9%	9%
General and administrative expenses for the three and six months ended June 29, 2019 decreased by $1.2 million and $1.5 million, respectively, compared with the corresponding periods in 2018 mainly due to a decrease in consulting and personnel expenses. This decrease was largely a result of our adoption of a new accounting standard in the fourth quarter of 2018, which requires capitalization of certain implementation costs, including consulting and internal personnel expenses, related to our project to migrate our on-premise ERP system to a cloud model. We currently expect to go live with our cloud system in the fourth quarter of 2019 at which point we will begin amortizing the capitalized implementation costs over a period of seven years.
Provision for Income Taxes
The following table sets forth our provision for income taxes (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	Variance in Dollars	Variance in Percent	June 29, 2019	June 30, 2018	Variance in Dollars	Variance in Percent
Provision for income taxes	$95	$158	$(63)	(40)%	$250	$268	$(18)	(7)%
Effective tax rate	(1.9)%	(6.0)%			(1.7)%	(1.9)%
The effective tax rate for the three and six months ended June 29, 2019 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods.
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

Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations, borrowings on our line of credit, equipment financing arrangements for financing certain lab equipment and sales of our common stock. As of June 29, 2019, we had cash and cash equivalents of $34.9 million, which consisted of deposits held at banks and money market mutual funds held at major financial institutions.
Operating Activities
Net cash used in operating activities was $3.3 million for the six months ended June 29, 2019 and consisted of a net loss of $14.8 million partially offset by $1.0 million of cash flow increases reflected in the net change in assets and liabilities and by $10.4 million of non-cash charges. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in accounts receivable of $6.8 million, mainly due to lower sales, a decrease in inventory of $4.8 million, primarily due to the transfer of raw material inventory to our new CM and higher excess and obsolete reserves, an increase in deferred revenue of $3.2 million due to increased support contracts, software maintenance and Calix Cloud subscriptions and a decrease in prepaid expenses and other assets of $1.7 million, mainly due to operating lease asset amortization. This was partially offset by a decrease in accrued liabilities of $10.3 million, mainly related to incentive compensation payments to employees and ESPP purchases, a decrease in accounts payable of $2.7 million, primarily due to less inventory purchases, a decrease in other long-term liabilities of $2.5 million, mainly due to operating lease liability amortization. Non-cash charges primarily consisted of stock-based compensation of $5.7 million and depreciation and amortization of $4.6 million.
During the six months ended June 30, 2018, net cash used in operating activities was $2.7 million and consisted of a net loss of $14.5 million, partially offset by $8.0 million of cash flow increases reflected in the net change in assets and liabilities and $3.7 million of non-cash charges. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in accounts receivable of $11.3 million mainly due to collection from one of our key customers in early January 2018 and a decrease in inventory of $9.5 million primarily due to supply constraints and customer demand at the end of the second quarter of 2018. This was partially offset by a decrease in accounts payable of $10.3 million primarily due to the decline in cost of revenue and an increase in prepaid expenses and other assets of $1.1 million mainly due to prepayment for software as a service tools and deposits with vendors. Non-cash charges primarily consisted of stock-based compensation of $5.3 million, depreciation and amortization of $4.9 million and gain on sale of product line of $6.7 million.
Investing Activities
Net cash used in investing activities of $9.5 million for the six months ended June 29, 2019 consisted of capital expenditures primarily for purchases of test equipment, computer equipment and software, including capitalized costs associated with our ERP system migration.
Net cash provided by investing activities of $7.4 million for the six months ended June 30, 2018 consisted of cash proceeds of $10.4 million from the sale of our outdoor cabinet product line partially offset by capital expenditures of $3.0 million for purchases of lab and test equipment, computer equipment and software.
Financing Activities
Net cash used in financing activities of $1.9 million for the six months ended June 29, 2019 mainly related to reduced borrowing from the line of credit of $5.0 million and payments for financing arrangements of $1.3 million, partially offset by proceeds from the issuance of common stock under our employee stock purchase plans of $4.2 million and from stock option exercises of $0.3 million.
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
In February 2018, we entered into an amendment to the Loan Agreement that, among other things, amended certain affirmative financial covenants, including reductions to the required minimum level of the AQR and the inclusion of an additional financial covenant related to the maintenance of Adjusted EBITDA (as defined in the Loan Agreement, as amended). In August 2018, we entered into a second amendment to the Loan Agreement that, among other things, extended the maturity date from August 7, 2019 to August 7, 2020, amended certain financial covenants, including covenants with respect to the AQR and Adjusted EBITDA, and changed the compliance requirements for the AQR covenant from a monthly basis to a quarterly basis. In February 2019, we entered into a third amendment to the Loan Agreement to reduce the required minimum level of the AQR for the first half of 2019 and the required minimum Adjusted EBITDA for the first fiscal quarter of 2019 to accommodate the increased costs and use of cash that we anticipate for the first half of 2019 related to activities to mitigate the impact of the U.S. tariffs. As of June 29, 2019, we were in compliance with these covenants. Although we were compliant with the financial covenants under the Loan Agreement as of June 29, 2019, given our current financial position and history of operating losses, it is possible that we may fail to meet the minimum levels required by the financial covenants in a future period. In particular, if we are unable to generate positive cash flows on a continued basis, we could fall below the minimum AQR requirement, and if we are unable to achieve and maintain profitability, we may not be able to meet our Adjusted EBITDA requirement, each of which would constitute an event of default under the Loan Agreement.
As of June 29, 2019, we borrowed $25.0 million, the full amount available under the line of credit. In May 2019, we entered into a five-month, irrevocable standby letter of credit for $5.0 million, which reduces the borrowing capacity of the line. This standby letter of credit names our primary contract manufacturing partner as beneficiary. Please refer to Note 5, “Credit Agreements” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on this credit facility.
During 2018, we entered into financing arrangements to purchase research and development equipment for approximately $5.1 million. Each agreement is to be paid over 36 months with a weighted average interest rate of 6.2%. As of June 29, 2019, we had $3.8 million outstanding under these financing arrangements.
During 2017 and 2019, in connection with our ERP implementation, our ERP vendor agreed to finance the consulting services up to $4.2 million. The current amounts due under this agreement are to be paid over a weighted average term of 2.5 years with a weighted average interest rate of 6.9%. As of June 29, 2019, there was $1.1 million outstanding under this arrangement, which is included in accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
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
Contractual Obligations and Commitments
Our principal commitments as of June 29, 2019 consisted of our contractual obligations under the Loan Agreement, equipment financing arrangements, operating leases for office space and non-cancelable outstanding purchase obligations. The following table summarizes our contractual obligations at June 29, 2019 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Line of credit, including interest (1)	$26,942	$1,750	$25,192	$—	$—
Financing arrangements (2)	5,234	2,701	2,533	—	—
Operating lease obligations (3)	21,555	3,529	6,937	6,790	4,299
Non-cancelable purchase commitments (4)	67,537	51,723	8,390	7,424	—
	$121,268	$59,703	$43,052	$14,214	$4,299
(1) Line of credit contractual obligations include projected interest payments over the term of the Loan Agreement, assuming the interest rate in effect for the outstanding borrowings as of June 29, 2019 of 7% and payment of the borrowings on August 7, 2020, the contractual maturity date of the credit facility. See Note 5, “Credit Agreements” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our contractual obligations relating to our line of credit.
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
Off-Balance Sheet Arrangements
As of June 29, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At June 29, 2019, we had cash and cash equivalents of $34.9 million, which were held primarily in cash and money market funds. Due to the nature of these money market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings under our revolving credit facility pursuant to our Loan Agreement with SVB. Borrowings under the Loan Agreement will bear interest through maturity at a variable annual rate based upon an annual rate of either a prime rate or a LIBOR rate, plus an applicable margin between 0.5% to 1.5% for prime rate advances and between 2.0% and 3.0% for LIBOR advances based on our maintenance of an applicable liquidity ratio. As of June 29, 2019, we had $25.0 million outstanding in borrowings under the Loan Agreement.

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

	Six Months Ended
	June 29, 2019	June 30, 2018
USD	90%	88%
RMB	7%	8%
GBP	3%	4%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB and GBP, our operating expenses for the first six months of 2019 would have decreased or increased by approximately $0.9 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 29, 2019 was a net translation gain of approximately $43,000. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Condensed Consolidated Statements of Comprehensive Loss. During the six months ended June 29, 2019, the net loss we recognized related to these foreign exchange assets and liabilities was approximately $0.1 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of June 29, 2019, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
We compete in markets characterized by rapid technological change, changing needs of CSPs, evolving industry standards and frequent introductions of new products and services. We invest significant amounts to pursue innovative technologies that we believe will be adopted by CSPs. For example, we have invested and continue to invest resources and funds in our cloud and software platforms. In addition, on an ongoing basis we expect to reposition our product and service offerings and introduce new products and services as we encounter rapidly changing CSP requirements and increasing competitive pressures. If we cannot increase sales of our new products and services, keep pace with rapid technological developments to meet our customers’ needs and compete with evolving industry standards or if the technologies we choose to invest in fail to meet customer needs or are not adopted by customers, the use of our products and our revenue could decline, making it difficult to forecast our future revenue and plan our operating expenses appropriately.
Adverse global economic conditions and geopolitical issues, including the U.S. tariffs imposed on imports from China, could have a negative effect on our business, results of operations and financial condition and liquidity.
As a global company, our performance is affected by global economic conditions as well as geopolitical issues. In recent years concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. Geopolitical issues, such as the ones resulting in the tariffs imposed by both the United States and China in late 2018 and early 2019 and further tariffs or other international trade policy changes instituted and proposed by the United States has resulted in increasing tensions among China, the United States, Canada and other countries and create uncertainly for global commerce. In particular, the United States recently referenced the potential imposition of tariffs on imports from other countries such as Vietnam where we produce some of our products. Sustained uncertainty about, or worsening of, global economic conditions and geopolitical issues may increase our cost of doing business and may cause our customers to reduce or delay spending and could intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and result of operations. Additional risks associated with the impact of the U.S. tariffs on our business and result of operations are described in the below risk factor captioned “While we have undertaken substantial efforts to realign our supply chain operations and transition manufacturing out of China to mitigate the impact of the federal government's imposition of tariffs on goods imported from China, if we fail to manage these changes to our supply chain effectively, or if the federal government increases the imposition of tariffs to goods imported from other countries where we do business, our ability to conduct our business will be materially impaired, which would adversely impact our gross margins and results of operations.”
We have a history of losses, and we may not be able to generate positive operating income and positive cash flows in the future.
We have experienced net losses in each year of our existence. We incurred net losses of $19.3 million in 2018, $83.0 million in 2017 and $27.4 million in 2016. For the first six months of 2019, we incurred a net loss of $14.8 million. As of June 29, 2019, we had an accumulated deficit of $699.7 million.

We expect to continue to incur significant expenses and cash outlays for research and development associated with our platforms and systems, including our cloud and services operations, investments in innovative technologies, expansion of our product portfolio, sales and marketing, customer support and general and administrative functions as we expand our business and operations and target new customer segments, primarily larger CSPs including multiple-system operators ("MSOs”) as well as additional types of regional and local providers. Given our anticipated growth and the intense competitive pressures we face, we may be unable to control our operating costs.
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
In addition to the other risk factors listed in this “Risk Factors” section, factors that have in the past and may continue to contribute to the variability of our operating results include:

•	our ability to predict our revenue and reduce and control product costs, including larger scale turnkey network improvement projects that may span several quarters;

•	the impact of global economic conditions;

•	our ability to effectively manage the transition of our global supply chain operations outside of China to mitigate the impact of U.S. tariffs;

•	our ability to increase our sales to larger CSPs globally;

•	the capital spending patterns of CSPs and any decrease or delay in capital spending by CSPs due to macro-economic conditions, regulatory uncertainties or other reasons;

•	the impact of government-sponsored programs on our customers and the impact to our customers of U.S. federal government shutdown on such programs;

•	intense competition;

•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;

•	our ability to ramp sales and achieve market acceptance of our new products and CSPs’ willingness to deploy our new products;

•	the concentration of our customer base as well as our dependence on a limited number of key customers;

•	the length and unpredictability of our sales cycles and timing of orders;

•	our lack of long-term, committed-volume purchase contracts with our customers;

•	our exposure to the credit risks of our customers;

•	fluctuations in our gross margin;

•	the interoperability of our products with CSP networks;

•	our dependence on sole-, single- and limited-source suppliers;

•	our ability to manage our relationships with our third-party vendors, including CMs, ODMs, logistics providers, component suppliers and development partners;

•	our ability to forecast our manufacturing requirements and manage our inventory;

•	our products’ compliance with industry standards;

•	our ability to expand our international operations;

•	our ability to protect our intellectual property and the cost of doing so;

•	the quality of our products, including any undetected hardware defects or bugs in our software;

•	our ability to manage data security risks as we grow our cloud and software portfolio;

•	our ability to estimate future warranty obligations due to product failure rates;

•	our ability to obtain necessary third-party technology licenses at reasonable costs;

•	the regulatory and physical impacts of climate change and other natural events;

•	the attraction and retention of qualified employees and key management personnel; and

•	our ability to maintain proper and effective internal controls.
Our gross margin may fluctuate over time, and our current level of gross margin may not be sustainable.
Our current level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer, geographic or product mix, including the mix of configurations within each product group;

•	the pursuit or addition of new large customers;

•	increased price competition, including the impact of customer discounts and rebates;

•	our ability to effectively manage the transition of our global supply chain operations outside of China to mitigate the impact of U.S. tariffs;

•	our ability to reduce and control product costs;

•	an increase in revenue mix toward services, which typically have lower margins;

•	changes in component pricing;

•	changes in pricing with our third-party manufacturing partners;

•	charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	introduction of new products and new technologies, which may involve higher component costs;

•	our ability to scale our services business in order to gain desired efficiencies;

•	changes in shipment volume;

•	changes in or increased reliance on distribution channels;

•	potential liabilities associated with increased reliance on third-party vendors;

•	increased expansion efforts into new or emerging markets;

•	increased warranty costs;

•	excess and obsolete inventory and inventory holding charges;

•	expediting costs incurred to meet customer delivery requirements; and

•	potential costs associated with contractual obligations.

While we have undertaken substantial efforts to realign our supply chain operations and transition manufacturing out of China to mitigate the impact of the federal government's imposition of tariffs on goods imported from China, if we fail to manage these changes to our supply chain effectively, or if the federal government increases the imposition of tariffs to goods imported from other countries where we do business, our ability to conduct our business will be materially impaired, which would adversely impact our gross margins and results of operations.
In 2018, the U.S. federal government imposed significant tariffs on certain goods imported from China and in early 2019 imposed additional tariffs of $200 billion or more covering a broader list of goods imported from China. As a result, in the first half of 2019 we undertook substantial efforts to realign our supply chain operations and transition manufacturing out of China to mitigate the impact of the federal government’s imposition of tariffs on goods imported from China, as a significant number of the products that we sold in the United States were manufactured in China. Although we have modified our supply chain operations to mitigate the impact of these tariffs, transition of global supply chain operations is complex, requires significant resources and unanticipated costs, involves significant third-party dependencies and carries numerous risks of disruptions to the manufacture and supply of our products, including exacerbation of the risks associated with our reliance upon third-party manufacturing and supply partners. In particular, in the first quarter of 2019 we experienced product shortages due to production delays associated with the transition of our global supply chain operations that impaired our ability to fulfill customer orders and resulted in revenue below our plan. We have had to invest additional resources to address these challenges, including significant efforts managing third parties upon whom we rely heavily for our product manufacture and supply. Moreover, we face increasing competition for components and resources from third-party manufacturing and supply partners as more companies seek to transition manufacturing operations out of China. We may experience further disruptions, product unavailability, delays or unanticipated costs associated with the supply of our products which would adversely impact our gross margins and results of operations if we are unable to manage our supply chain realignment effectively, secure our desired rates for the manufacture and supply of our products with new supply chain partners or if the federal government increases the imposition of tariffs to good imported from additional countries. For example, the United States recently referenced the potential imposition of tariffs on imports from other countries such as Vietnam where we produce some of our products. Additional risks associated with our reliance upon third-party manufacturing and supply partners are described in the below risk factors captioned “We utilize domestic and international third-party vendors to assist in the design, development and manufacture of certain of our products, and to provide logistics services in the distribution of our products. If these vendors fail to provide these services, we could incur additional costs and delays or lose revenue” and “If we fail to forecast our manufacturing requirements accurately or fail to properly manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays and lose revenue.”
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
We do not have manufacturing capabilities, and therefore we depend solely upon a small number of CM and ODM partners to manufacture and supply our products. Consequently, our operations are highly dependent upon our CM and ODM partners and our business could be disrupted if we encounter problems with any of these CMs or ODMs.
We do not have internal manufacturing capabilities and rely upon a small number of CMs and ODMs to build our products. Our reliance on a small number of CMs and ODMs makes us vulnerable to possible supply and capacity constraints and reduced control over component availability, delivery schedules, quality, manufacturing yields and costs. Our business operations and ability to supply our products are highly dependent upon our CM and ODM partners. Accordingly, if we encounter problems or other disruptions in our business with any of these CM or ODM partners, our business could be disrupted.
In some cases we do not have supply contracts with our manufacturing partner and these manufacturers are not contractually obligated to supply products to us for any specific period, in any specific quantity or at any certain price. In addition, we are dependent upon our CMs’ and ODMs’ quality systems and controls and the adherence of such systems and controls to applicable standards. If our CMs and ODMs fail to maintain levels of quality manufacture suitable for us or our customers, we may incur higher costs and our relationships with our customers may be harmed.
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

In particular, while we have transitioned our global supply chain operations to mitigate the impact of U.S. tariffs imposed on goods imported from China, we have experienced and may continue to experience further disruptions and delays associated with reliance on third-party manufacturing. Additional risks associated with the transition of our supply chain operations to mitigate the impact of tariffs are described in the above risk factor captioned “While we have undertaken substantial efforts to realign our supply chain operations and transition manufacturing out of China to mitigate the impact of the federal government's imposition of tariffs on goods imported from China, if we fail to manage these changes to our supply chain effectively, or if the federal government increases the imposition of tariffs to goods imported from other countries where we do business, our ability to conduct our business will be materially impaired, which would adversely impact our gross margins and results of operations.”
If any of our CMs or ODMs were unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we would have to identify, qualify and select acceptable alternative manufacturers which could disrupt our ability to maintain continuous supply of product to meet customer requirements. An alternative manufacturer may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing, including labor shortages or competition for components, would require us to reduce our supply of products to our customers, which in turn would reduce our revenue and harm our relationships with our customers.
We utilize domestic and international third-party vendors to assist in the design, development and manufacture of certain of our products, and to provide logistics services in the distribution of our products. If these vendors fail to provide these services, we could incur additional costs and delays or lose revenue.
From time to time we enter into agreements for the design, development and/or manufacture of certain of our products in order to enable us to offer products on an accelerated basis. We also rely upon limited third party vendors for logistics services to distribute our products. If any of these third-party vendors stop providing their services, for any reason, we would have to obtain similar services from alternative sources, which may not be available on commercially reasonable terms, if at all. We also have limited control over disruptions that may occur at the facilities of these third-party partners, such as supply interruptions, labor shortages or design and manufacturing quality failures, quality control issues, and strikes or systems failures that may interrupt transportation and logistics services. In addition, switching development firms or manufacturers could require us to extend our development timeline and/or re-qualify our products with our customers, which would also be costly and time-consuming.
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
If we overestimate our production requirements, our manufacturers may purchase excess components and build excess inventory. If our manufacturers, at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess parts or products and their storage costs. We have in the past had to reimburse our primary contract manufacturers for certain inventory purchases that have been rendered excess or obsolete. Examples of when inventory may be rendered excess or obsolete include manufacturing and engineering change orders resulting from design changes or in cases where inventory levels greatly exceed projected demand. If we incur payments to our manufacturers associated with excess or obsolete inventory, this may have an adverse effect on our gross margins, financial condition and results of operations.
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
Furthermore, while we have transitioned our global supply chain operations to mitigate the impact of U.S. tariffs imposed on goods imported from China, we have experienced and may continue to experience production interruptions from our manufacturers. Additional risks associated with the transition of our supply chain operations to mitigate the impact of substantial tariffs are described in the above risk factor captioned “While we have undertaken substantial efforts to realign our supply chain operations and transition manufacturing out of China to mitigate the impact of the federal government's imposition of tariffs on goods imported from China, if we fail to manage these changes to our supply chain effectively, or if the federal government increases the imposition of tariffs to goods imported from other countries where we do business, our ability to conduct our business will be materially impaired, which would adversely impact our gross margins and results of operations.”
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

Government-sponsored programs and the recent U.S. federal government shutdown, or further government shutdowns, could impact the timing and buying patterns of CSPs, which may cause fluctuations in our operating results.
We sell to CSPs, which include U.S.-based independent operating companies (“IOCs”), which have revenue that is particularly dependent upon interstate and intrastate access charges and federal and state subsidies. The Federal Communication Commission (“FCC”) and some states may consider changes to such payments and subsidies, and these changes could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as RUS loans and grants, to finance capital spending. These government-supported loan programs and grants generally include conditions such as deployment criteria, domestic preference provisions and other requirements that apply to the project and selected equipment as conditions for funding. Changes to the terms or administration of these programs, including uncertainty from government and administrative change, potential funding limitations that impact our ability to meet program requirements or funding delays due to the recent U.S. federal government shutdown or further government shutdowns could reduce the ability of IOCs to access capital or secure funding under government-funded programs to purchase our products and services and thus reduce our revenue opportunities.
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
The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our competitors include companies such as ADTRAN, Inc.; Casa Systems; Ciena Corporation; Cisco Systems Inc.; CommScope Inc.; DASAN Zhone Solutions, Inc.; Huawei Technologies Co. Ltd.; Juniper Networks Inc.; Nokia Corporation and ZTE Corporation, among others.
Our ability to compete successfully depends on a number of factors, including:

•	the successful development of new products;

•	our ability to anticipate CSP and market requirements and changes in technology and industry standards;

•	our ability to differentiate our products from our competitors’ offerings based on performance, cost-effectiveness or other factors;

•	our ongoing ability to successfully integrate acquired product lines and customer bases into our business;

•	our ability to meet increased customer demand for services and support for their network requirements;

•	our ability to gain customer acceptance of our products; and

•	our ability to market and sell our products.
The broadband access equipment market has undergone and continues to undergo consolidation, as participants have merged, made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. Examples include Arris Group’s acquisition of Pace plc in January 2016; Nokia’s acquisition of Alcatel-Lucent in January 2016; the merger of DASAN Zhone Solutions with DASAN Network Solutions in September 2016; and CommScope’s acquisition of Arris in April 2019. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry.
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
Our industry is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and unanticipated changes in subscriber requirements. Our future success will depend significantly on our ability to anticipate and adapt to such changes, and to offer, on a timely and cost-effective basis, products and features that meet changing CSP demands and industry standards. We intend to continue to invest in developing new products and enhancing the functionality of our platforms, including to reach a broader set of customers. Developing our products is expensive and complex and involves uncertainties, including pricing risks from sourcing sufficient quantities of custom components from limited suppliers on terms which may not be commercially acceptable for us. We may not have sufficient resources to successfully manage lengthy product development cycles. Our research and development expenses were $90.0 million, or 20% of our revenue, in 2018, $127.5 million, or 25% of our revenue, in 2017 and $106.9 million, or 23% of our revenue, in 2016. For the first six months of 2019, our research and development expenses were $40.0 million, or 21% of our revenue. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts, including increased reliance on third-party development partners, to maintain our competitive position. These investments may take several years to generate positive returns, if ever. Furthermore, certain of our engineering services arrangements impose future purchase obligations, such as payments in the form of minimum royalties on sales of the developed product, that are set based on our expectations of future customer demand associated with the developed product, and require us to make minimum payments whether or not we achieve the desired customer demand. Accordingly, we may incur losses if customer demand for this product fall below our expectations. In addition, we may experience design, manufacturing, software development quality, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
In addition, the introduction of new or enhanced products also requires that we manage the transition from older products to these new or enhanced products in order to minimize disruption in customer ordering patterns, fulfill ongoing customer commitments and ensure that adequate supplies of new products are available for delivery to meet anticipated customer demand. If we fail to maintain compatibility with other software or equipment found in our customers’ existing and planned networks, or if our products cannot be effectively deployed in our customer networks to provide desired services, we may face substantially reduced demand for our products, which would reduce our revenue opportunities and market share. Moreover, as customers complete infrastructure deployments, they may require greater levels of service and support than we have provided in the past. We may not be able to provide products, services and support to compete effectively for these market opportunities. If we are unable to anticipate and develop new products or enhancements to our existing products on a timely and cost-effective basis, we could experience lower sales, which would harm our business.
Our new products are early in their life cycles and subject to uncertain market demand. If our customers are unwilling to adopt our platforms, install our new products or deploy our new services, or we are unable to achieve market acceptance of our new products, our business and financial results will be harmed.
Our new products are early in their life cycles and subject to uncertain market demand. They also may face obstacles in manufacturing, deployment and competitive response. Adoption of our new products, such as our smart home and business systems, is dependent on the success of our customers in investing, deploying and selling advanced services to their subscribers. Our products support a variety of advanced broadband services, such as high-speed Internet, Internet protocol television, mobile broadband, high-definition video and online gaming. If we are unable to ramp sales of our new products, or if subscriber demand for our services does not grow as expected or declines, or our customers are unable or unwilling to invest in our platforms to deploy and market these services, demand for our products may decrease or fail to grow at rates we anticipate.
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
Historically, a large portion of our sales has been to a limited number of customers. For example, one customer accounted for 18% of our revenue in 2018, 31% of our revenue in 2017 and 21% of our revenue in 2016, and another customer accounted for 15% of our revenue in 2016. However, we cannot anticipate the same level of purchases in the future by these or other customers who have historically comprised a larger percentage of our revenue. Although these customers now comprise a smaller percentage of our revenue, we expect that changes in the CSP market, such as financial difficulties, spending cuts or corporate consolidations that impact purchasing decisions by these customers may continue to adversely impact our revenue. For example, one of our large customers completed a large acquisition at the end of 2017, which continues to disrupt its normal expenditure plans, including prolonged delays and reduction in purchases of our products and services as it continues to finalize its transition activities and corporate strategies. We have experienced and expect to continue to experience delays or declines in purchases by certain CSPs due to deterioration and weakness in their financial condition. For example, Windstream, another one of our larger customers, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on February 25, 2019 after it was found in default of certain debt instruments. Any decrease or delay in purchases and/or capital expenditure plans of any of our key customers, or our inability to grow our sales with existing customers, may have a material negative impact on our revenue and results of operations.
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
Furthermore, over the years the CSP market has undergone substantial consolidation. Industry consolidation generally has negative implications for equipment suppliers, including a reduction in the number of potential customers, a decrease in aggregate capital spending and greater pricing leverage on the part of CSPs over equipment suppliers. Continued consolidation of the CSP industry and among independent local exchange carriers and IOC customers, who represent a large part of our business, could make it more difficult for us to grow our customer base, increase sales of our products and maintain adequate gross margin.
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
Our products must interoperate with our customers’ existing and planned networks, which often have varied and complex specifications, utilize multiple protocol standards, include software applications and customizations and products from multiple vendors and contain multiple generations of products that have been added over time. As a result, we must continually ensure that our products interoperate properly with these existing and planned networks. To meet these requirements, we must undertake development efforts, including test protocols, that require substantial capital investment and employee resources. We may not accomplish these development goals quickly or cost-effectively, if at all. If we fail to maintain compatibility with other software or equipment found in our customers’ existing and planned networks, we may face substantially reduced demand for our products, which would reduce our revenue opportunities and market share.

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
Once our products are deployed within our customers’ networks, they depend on our support organization to resolve any issues relating to those products. A high level of support is critical for the successful marketing and sale of our products. Furthermore, our services to customers have increasingly broadened to include network optimization, integration and development services and remote monitoring to help our customers deploy our products within their networks. If we do not effectively assist our customers in deploying our products, succeed in helping them quickly resolve post-deployment issues or provide effective ongoing support, it could adversely affect our ability to sell our products to existing customers and harm our reputation with potential new customers. As a result, our failure to maintain high quality support and services could result in the loss of customers, which would harm our business.
Our products are highly technical and may contain undetected hardware defects or software bugs, which could harm our reputation and adversely affect our business.
Our products, including our smart home and business systems, are highly technical and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected defects, bugs or security vulnerabilities, which risks may be exacerbated as we continue to expand our cloud and software portfolio. Some defects in our products may only be discovered after a product has been installed and used by customers and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty and retrofit costs, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for security and data breach, product liability, tort or breach of warranty. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
Increasing data privacy regulations could impact our business and expose us to increased liability.
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
Security breaches and data loss may expose us to liability, harm our reputation and adversely affect our business.
As part of our business operations, we collect, handle, process and store sensitive data, including financial records and employee and customer data in our information systems and data centers (including third-party data centers). In some cases, we use third party service providers for services that may include the handling or processing of personal data on our behalf. In addition, we host our customers’ subscriber data in third-party data centers in the course of providing services and solutions to our customers through our smart home and business systems. While we and our service providers apply multiple layers of security to control access to data and use encryption and authentication technologies to secure the handling, processing and storage of data, these security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management or other irregularity, which may result in unauthorized access to our data. Malicious hackers may also attempt to gain access to our network or data centers; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems and services or those of our customers or others. The theft, loss, or misuse of personal data collected, handled, processed or stored by us or our service providers to run our business could result in significantly increased security and remediation costs or costs related to defending legal claims. If we or our service providers do not allocate and effectively manage the resources necessary to implement and maintain adequate security measures, we could be subjected to data loss, unauthorized data disclosure or a compromise or breach of our systems or those of our third-party data centers. As we continue to grow our cloud and software portfolio, risks arising from or related to security breaches or data loss are likely to increase. Any loss of data or compromise of our systems or data centers could result in a loss of confidence in the security of our offerings, damage our reputation, cause the loss of current or potential customers or partners, lead to legal liability and adversely affect our business, financial condition, operating results and cash flows.
If we fail in our implementation of our new ERP system platform, we may not be able to effectively transact our business or produce our financial statements on a timely basis and without incurrence of additional costs, which would adversely affect our business, results of operations and cash flows.
We are currently undergoing the migration of our Oracle ERP system to Oracle’s cloud service. This migration involves significant complexity, requiring us to move and reconfigure all of our current system processes, transactions, data and controls to a new Oracle platform. Moreover, to date we have experienced substantial delays and higher than planned resource needs in our migration efforts due in part to the complexity, volume and scope of changes involved in the migration. Although we are conducting design validations and user testing that include assessments that our internal financial and accounting controls will be effective post-migration, we may nevertheless experience difficulties in transacting our business due to system challenges, delays, inadequate change management or process deficiencies following the initial production use of the system. We are highly dependent upon our ERP system for critical business functions, including order processing and management, supply chain and procurement operations, financial planning and accounting; accordingly, protracted disruption in functionality or processing capabilities of the ERP system could materially impair our ability to conduct our business or to produce accurate financial statements on a timely basis. If our ability to conduct our business or to produce accurate financial statements on a timely basis is impaired, our business, results of operations and cash flows would be adversely affected.
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
The United Kingdom’s referendum to withdraw from the European Union may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum, commonly referred to as Brexit. In March 2017, the United Kingdom began the process to exit the European Union, with the terms of the withdrawal subject to a negotiation period anticipated to last at least two years, which timeline has since been extended to October 31, 2019. Brexit has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. These developments have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, or the access to capital of our customers or partners, which could have a material adverse effect on our operations in the United Kingdom, and generally on our business, financial condition and results of operations and reduce the price of our securities.
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
The Loan Agreement we entered into in August 2017 with Silicon Valley Bank, or SVB, provides for a revolving credit facility based on a customary accounts receivable borrowing base, subject to certain exceptions and exclusions, such that borrowings available to us are limited by eligible accounts receivable (as defined in the Loan Agreement, as amended). We are dependent on our existing cash, cash equivalents and borrowings available under our Loan Agreement to provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next twelve months. If our financial position deteriorates, our borrowing capacity under the credit facility may be reduced, which would adversely impact our business and growth. In addition, the Loan Agreement includes affirmative and negative covenants and requires that we maintain a specified minimum liquidity ratio and maintenance of Adjusted EBITDA (as defined in the Loan Agreement). The negative covenants also include, among others, restrictions on our and our subsidiaries’ transferring collateral, making changes to the nature of our business or the business of the applicable subsidiary, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, engaging in transactions with affiliates, making payments in respect of subordinated debt, creating liens and selling assets, in each case subject to certain exceptions. Failure to maintain these restrictive covenants and requirements can limit the amount of borrowings that are available to us, increase the cost of borrowings under the facility, and/or require us to make immediate payments to reduce borrowings.
Since entering into the Loan Agreement, we have had to request waiver or amendment of certain financial covenants in order to avoid a default under the terms of the Loan Agreement and to maintain our ability to borrow under the Loan Agreement. For the month ended November 30, 2017, we were not able to maintain the minimum Adjusted Quick Ratio (as defined in the Loan Agreement), or AQR, at the level required in the Loan Agreement, which constituted an event of default. Although SVB waived this event of default effective as of November 30, 2017 and, therefore, this default did not terminate our ability to borrow under the Loan Agreement, we were required to pay an amendment fee and amend certain covenants under the Loan Agreement and, in February 2018, we entered into an amendment to the Loan Agreement that, among other things, amended certain affirmative financial covenants, including reductions to the required minimum level of the AQR and the inclusion of an additional financial covenant related to the maintenance of Adjusted EBITDA. In August 2018, we entered into a Second Amendment to the Loan Agreement to, among other things, provide for the extension of the maturity date of the senior secured revolving credit facility to August 7, 2020 and further amend certain financial covenants, including covenants with respect to the AQR and Adjusted EBITDA. In February 2019, we entered into a Third Amendment to the Loan Agreement to reduce the required minimum level of the AQR for the first half of 2019 and the required minimum Adjusted EBITDA for the first fiscal quarter of 2019.
Although we were compliant with the financial covenants under the Loan Agreement at June 29, 2019, we have in the past been unable to meet the financial covenants required in the Loan Agreement. Given our current financial position and history of operating losses, it is possible that we may fail to meet the minimum levels required by the financial covenants in a future period, which would constitute an event of default under the Loan Agreement. In particular, if we are unable to generate positive cash flows on a continued basis, we could fall below the minimum AQR requirement, which would constitute an event of default under the Loan Agreement. Under such circumstances we may be forced to immediately repay amounts outstanding under the Loan Agreement. Events beyond our control could have a material adverse impact on our results of operations, financial condition or liquidity, in which case we may not be able to meet our financial covenants. The Loan Agreement covenants may also affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions.
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
We may in the future acquire businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated and expect to continue to evaluate a wide array of potential strategic transactions. We have limited experience making such acquisitions or integrating these businesses after such acquisitions. Any anticipated and unanticipated costs to us related to future transactions could exceed amounts that are covered by insurance and could have a material adverse impact on our financial condition and results of operations. In addition, the anticipated benefit of any acquisitions may never materialize or the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures.
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
We may need to raise additional capital to fund operations in the future. Our working capital needs and cash use have continued to increase to support our growth initiatives, and we may need additional capital if our current plans and assumptions change. While we have transitioned our supply chain operations to mitigate the impact of U.S. tariffs on goods imported from China, failure to effectively manage the transition or unanticipated further expenditures associated with mitigation efforts could negatively impact our cash flows and result of operations. Failure to maintain certain restrictive covenants and requirements under the Loan Agreement could result in limiting the amount of borrowings that are available to us, increase the cost of borrowings under the credit facility, and/or cause us to make immediate payments to reduce borrowings or result in an event of default. If future financings involve the issuance of equity securities, our then-existing stockholders would suffer dilution. If we raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. If we are unable to generate positive operating income and positive cash flows from operations, our liquidity, results of operations and financial condition will be adversely affected. Furthermore, if we are unable to generate sufficient cash flows to support our operational needs, we may need to seek additional sources of liquidity, including borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1	Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended May 16, 2019.

10.2	Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended May 16, 2019.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: July 25, 2019	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: July 25, 2019	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)