Form 10-Q
period 2019-09-28
CALIX, INC
filed 2019-10-25
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of October 18, 2019, there were 55,489,386 shares of the Registrant’s common stock, par value $0.025 outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 28, 2019	December 31, 2018
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$37,558	$49,646
Restricted cash	628	628
Accounts receivable, net	48,532	67,026
Inventory	46,355	50,151
Prepaid expenses and other current assets	8,787	7,306
Total current assets	141,860	174,757
Property and equipment, net	28,387	24,945
Right-of-use operating leases	15,801	—
Goodwill	116,175	116,175
Other assets	14,288	1,203
	$316,511	$317,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,151	$40,209
Accrued liabilities	57,060	57,869
Deferred revenue	18,101	15,600
Line of credit	24,300	30,000
Total current liabilities	123,612	143,678
Long-term portion of deferred revenue	17,593	17,496
Operating leases	14,407	—
Other long-term liabilities	14,749	3,972
Total liabilities	170,361	165,146
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of September 28, 2019 and December 31, 2018	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 60,824 shares issued and 55,494 shares outstanding as of September 28, 2019, and 59,285 shares issued and 53,955 shares outstanding as of December 31, 2018	1,521	1,482
Additional paid-in capital	888,828	876,073
Accumulated other comprehensive loss	(1,140)	(753)
Accumulated deficit	(703,073)	(684,882)
Treasury stock, 5,330 shares as of September 28, 2019 and December 31, 2018	(39,986)	(39,986)
Total stockholders’ equity	146,150	151,934
	$316,511	$317,080
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue:
Systems	$106,060	$104,992	$281,253	$300,846
Services	8,425	9,707	22,886	24,958
Total revenue	114,485	114,699	304,139	325,804
Cost of revenue:
Systems (1)	57,858	54,354	152,020	160,350
Services (1)	6,425	7,512	18,906	19,696
Total cost of revenue	64,283	61,866	170,926	180,046
Gross profit	50,202	52,833	133,213	145,758
Operating expenses:
Research and development (1)	20,890	21,111	60,920	68,748
Sales and marketing (1)	20,123	20,722	59,196	61,150
General and administrative (1)	9,566	10,481	27,518	29,947
Loss on asset retirement	2,474	—	2,474	—
Restructuring charge (benefit)	—	(157)	—	5,976
Gain on sale of product line	—	—	—	(6,704)
Total operating expenses	53,053	52,157	150,108	159,117
Income (loss) from operations	(2,851)	676	(16,895)	(13,359)
Interest and other income (expense), net:
Interest expense, net	(271)	(142)	(521)	(530)
Other income, net	353	360	85	522
Total interest and other income (expense), net	82	218	(436)	(8)
Income (loss) before provision for income taxes	(2,769)	894	(17,331)	(13,367)
Provision for income taxes	610	85	860	353
Net income (loss)	$(3,379)	$809	$(18,191)	$(13,720)
Net income (loss) per common share:
Basic and diluted	$(0.06)	$0.02	$(0.33)	$(0.26)
Weighted-average number of shares used to compute
net income (loss) per common share:
Basic	55,466	53,082	54,718	52,330
Diluted	55,466	53,828	54,718	52,330

Net income (loss)	$(3,379)	$809	$(18,191)	$(13,720)
Other comprehensive loss, net of tax - foreign currency translation adjustments, net	(430)	(343)	(387)	(572)
Comprehensive income (loss)	$(3,809)	$466	$(18,578)	$(14,292)
(1) Includes stock-based compensation as follows:
Cost of revenue:
Systems	$130	$123	$408	$376
Services	93	89	285	257
Research and development	1,033	800	2,922	2,597
Sales and marketing	764	830	2,652	2,465
General and administrative	742	657	2,209	2,105
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 29, 2019	55,443	$1,520	$886,076	$(710)	$(699,694)	$(39,986)	$147,206
Stock-based compensation	—	—	2,762	—	—	—	2,762
Issuance of vested performance restricted stock units and restricted stock units, net of taxes withheld	59	1	(11)	—	—	—	(10)
Stock forfeited under employee stock purchase plans prior to vesting	(8)	—	1	—	—	—	1
Net loss	—	—	—	—	(3,379)	—	(3,379)
Other comprehensive loss	—	—	—	(430)	—	—	(430)
Balance at September 28, 2019	55,494	$1,521	$888,828	$(1,140)	$(703,073)	$(39,986)	$146,150

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2018	53,052	$1,460	$860,196	$(397)	$(680,113)	$(39,986)	$141,160
Stock-based compensation	—	—	2,499	—	—	—	2,499
Exercise of stock options	5	—	27	—	—	—	27
Issuance of vested performance restricted stock units and restricted stock units, net of taxes withheld	82	2	(50)	—	—	—	(48)
Stock forfeited under employee stock purchase plans prior to vesting	(14)	—	(30)	—	—	—	(30)
Net income	—	—	—	—	809	—	809
Other comprehensive loss	—	—	—	(343)	—	—	(343)
Balance at September 29, 2018	53,125	$1,462	$862,642	$(740)	$(679,304)	$(39,986)	$144,074

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	53,955	$1,482	$876,073	$(753)	$(684,882)	$(39,986)	$151,934
Stock-based compensation	—	—	8,476	—	—	—	8,476
Exercise of stock options	55	2	324	—	—	—	326
Issuance of vested performance restricted stock units and restricted stock units, net of taxes withheld	560	14	(179)	—	—	—	(165)
Stock issued under employee stock purchase plans, net of forfeitures	924	23	4,134	—	—	—	4,157
Net loss	—	—	—	—	(18,191)	—	(18,191)
Other comprehensive loss	—	—	—	(387)	—	—	(387)
Balance at September 28, 2019	55,494	$1,521	$888,828	$(1,140)	$(703,073)	$(39,986)	$146,150

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	51,509	$1,421	$851,054	$(169)	$(667,357)	$(39,986)	$144,963
Stock-based compensation	—	—	7,800	—	—	—	7,800
Exercise of stock options	13	—	79	—	—	—	79
Issuance of vested performance restricted stock units and restricted stock units, net of taxes withheld	831	21	(77)	—	—	—	(56)
Stock issued under employee stock purchase plans, net of forfeitures	772	20	3,786	—	—	—	3,806
Cumulative effect of accounting change	—	—	—	—	1,773	—	1,773
Net loss	—	—	—	—	(13,720)	—	(13,720)
Other comprehensive loss	—	—	—	(571)	—	—	(571)
Balance at September 29, 2018	53,125	$1,462	$862,642	$(740)	$(679,304)	$(39,986)	$144,074
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Operating activities:
Net loss	$(18,191)	$(13,720)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	8,476	7,800
Depreciation and amortization	7,407	7,092
Loss on asset retirements	2,624	311
Gain on sale of product line	—	(6,704)
Changes in operating assets and liabilities:
Accounts receivable, net	18,494	13,213
Inventory	3,795	(755)
Prepaid expenses and other assets	370	(540)
Accounts payable	(16,047)	(5,096)
Accrued liabilities	(2,715)	3,652
Deferred revenue	2,597	398
Other long-term liabilities	(2,776)	(431)
Net cash provided by operating activities	4,034	5,220
Investing activities:
Purchases of property and equipment	(12,384)	(5,561)
Proceeds from sale of product line	—	10,350
Net cash provided by (used in) investing activities	(12,384)	4,789
Financing activities:
Proceeds from exercise of stock options	326	79
Proceeds from employee stock purchase plans	4,157	3,806
Taxes paid for awards vested under equity incentive plan	(166)	(53)
Payments related to financing arrangements	(2,002)	—
Proceeds from line of credit	113,300	404,763
Repayment of line of credit	(119,000)	(404,763)
Payments to originate or amend the line of credit	—	(115)
Net cash provided by (used in) financing activities	(3,385)	3,717
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(353)	(468)
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,088)	13,258
Cash, cash equivalents and restricted cash at beginning of period	50,274	39,775
Cash, cash equivalents and restricted cash at end of period	$38,186	$53,033
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
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first, second and third quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one fewer day in the nine months ended September 28, 2019 than in the nine months ended September 29, 2018. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s significant accounting policies did not change during the nine months ended September 28, 2019, except for those impacted by the newly adopted accounting standard below.
Newly Adopted Accounting Standard
Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which requires recognition of an asset and liability for lease arrangements longer than twelve months. The Company adopted the new standard effective January 1, 2019 using the effective date approach which eliminates the need to restate amounts presented prior to that date. The Company also elected the package of practical expedients but not the hindsight practical expedient. The adoption had a material impact on the Company's Condensed Consolidated Balance Sheets but did not impact the Company's Condensed Consolidated Statements of Comprehensive Loss, Cash Flows or Stockholders' Equity. Upon adoption on January 1, 2019, the Company recognized an operating lease right-of-use asset of $15.8 million and a lease liability of $16.7 million.

Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the nine months ended September 28, 2019, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, that are significant or potentially significant to the Company.
3. Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 28, 2019	December 31, 2018
Cash and cash equivalents:
Cash	$37,544	$45,806
Money market funds	14	3,840
Total cash and cash equivalents	37,558	49,646
Restricted cash	628	628
	$38,186	$50,274
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities.
4. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	September 28, 2019	December 31, 2018
Accounts receivable	$48,854	$67,396
Allowance for doubtful accounts	(322)	(370)
	$48,532	$67,026
Inventory consisted of the following (in thousands):

	September 28, 2019	December 31, 2018
Raw materials	$3,621	$10,815
Finished goods	42,734	39,336
	$46,355	$50,151
Property and equipment, net consisted of the following (in thousands):

	September 28, 2019	December 31, 2018
Test equipment	$37,338	$39,148
Software	26,073	24,355
Computer equipment	10,474	10,342
Furniture and fixtures	2,323	1,976
Leasehold improvements	1,850	3,559
Total	78,058	79,380
Accumulated depreciation and amortization	(49,671)	(54,435)
	$28,387	$24,945
Loss on Asset Retirement
In the third quarter of 2018, in connection with establishing a direct relationship with Verizon Communications, Inc. (“Verizon”), the Company licensed software from a former partner to support our deployments at Verizon. In the third quarter of 2019, Verizon informed the Company that it no longer required this software. As a result, the Company wrote off the software in the third quarter of 2019, resulting in a $2.5 million charge in the Company's Condensed Consolidated Statements of Comprehensive Income (Loss).
Other long-term assets consisted of the following (in thousands):

	September 28, 2019	December 31, 2018
Intangible asset	$12,807	$—
Other long-term assets	1,481	1,203
	$14,288	$1,203
Intangible Asset Acquisition
In March 2018, the Company entered into an agreement with a vendor to develop software products pursuant to which the Company will become obligated, if the vendor delivered software that meets the Company's technical requirements for commercial sale, to make minimum revenue-share payments of $15.8 million over the subsequent three years. The payments are based on a revenue-share rate applied to revenue from developed product sales subject to a minimum and a maximum aggregate amount over the three-year sales period. The Company had its first sale in August 2019, and as a result, the Company capitalized an intangible asset with a value of $13.2 million in the third quarter of 2019. The Company also recognized a liability of $13.2 million, of which $12.5 million is included in other long-term liabilities and $0.7 million in accrued liabilities in the accompanying Condensed Consolidated Balance Sheet. The values of the intangible asset and liability were based on the net present value of the expected payments using a 6.5% discount rate. The intangible asset has a five-year useful life and will be amortized using the ratio of current gross revenue for the products to the total of current and anticipated future gross revenue for the products, or the straight-line method, whichever is greater.
Accrued liabilities consisted of the following (in thousands):

	September 28, 2019	December 31, 2018
Compensation and related benefits	$20,050	$19,811
Warranty and retrofit	7,284	8,547
Customer rebates/prepayments	5,154	6,103
Professional and consulting fees	5,052	6,060
Operating leases	2,518	—
Product return reserve	1,813	880
Current portion of equipment financing arrangements	1,745	1,778
Excess and obsolete inventory at suppliers	1,357	2,667
Non-income related taxes	1,147	1,288
Insurance	859	917
Freight	658	1,187
Other	9,423	8,631
	$57,060	$57,869
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

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Balance at beginning of period	$7,910	$8,188	$8,547	$8,708
Provision for warranty and retrofit charged to cost of revenue	1,025	1,282	2,591	4,311
Utilization of reserve	(1,651)	(810)	(3,854)	(4,359)
Balance at end of period	$7,284	$8,660	$7,284	$8,660
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
The credit facility includes affirmative and negative covenants applicable to the Company and its subsidiaries. Furthermore, the Loan Agreement requires the Company to maintain a liquidity ratio at minimum levels set forth in more detail in the Loan Agreement. The credit facility also includes events of default, the occurrence and continuation of which, would provide SVB with the right to demand immediate repayment of any principal and unpaid interest under the credit facility, and to exercise remedies against the Company and the collateral securing the loans under the credit facility. In February 2019, the Company entered into a third amendment to the Loan Agreement to reduce the required minimum level of the Adjusted Quick Ratio ("AQR") for the first half of 2019 and the required minimum Adjusted EBITDA for the first fiscal quarter of 2019 to accommodate the increased costs and use of cash that the Company anticipated for the first half of 2019 related to activities to mitigate the impact of the U.S. tariffs. As of September 28, 2019, the Company was in compliance with all these requirements except for the minimum AQR covenant. The Company was not able to maintain the minimum AQR at the level required in the Loan Agreement, which constituted an event of default. SVB waived this event of default effective as of September 28, 2019 and, therefore, this default did not change the Company’s ability to borrow under the Loan Agreement.
As of September 28, 2019, the Company had borrowings outstanding of $24.3 million under the line of credit, which represents the full capacity available under the facility. In May 2019, the Company entered into a five-month, irrevocable standby letter of credit for $5.0 million, which reduces the borrowing capacity of the line to $25.0 million. The Company's interest rate on the line of credit was 6.50% as of September 28, 2019 and 6.75% as of September 29, 2018.
Financing Arrangements
During 2018, the Company entered into financing arrangements to purchase lab and test equipment for approximately $5.1 million. Each agreement is to be paid over 36 months with a weighted average interest rate of 6.2%. As of September 28, 2019, there was $3.4 million outstanding under these financing arrangements, which is included in accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
During 2017 and 2019, the Company entered into financing arrangements for consulting services of up to $4.2 million in connection with the Company’s enterprise resource planning (“ERP”) implementation. The current amounts due under this agreement are to be paid over a weighted average term of 2.5 years with a weighted average interest rate of 6.9%. As of September 28, 2019, there was $1.4 million outstanding under these arrangements, which is included in accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
In March 2018, the Company entered into an agreement with a vendor to develop software products pursuant to which the Company will become obligated, if the vendor delivered software that meets the Company's technical requirements for commercial sale, to make minimum revenue-share payments of $15.8 million over the subsequent three years. The payments are based on a revenue-share rate applied to revenue from developed product sales subject to a minimum and a maximum aggregate amount over the three-year sales period. The Company had its first sale in August 2019.

6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of September 28, 2019 (in thousands):

Period	Minimum Future Lease Payments
Remainder of 2019	$900
2020	3,647
2021	3,445
2022	3,298
2023	3,362
Thereafter	6,100
Total future minimum lease payments	20,752
Less imputed interest	(3,827)
$16,925
Operating lease liability consisted of the following (in thousands):

September 28, 2019
Accrued liabilities - current portion of operating leases	$2,518
Operating leases	14,407
$16,925
Prior to the adoption of Topic 842, future minimum lease payments under the non-cancelable operating leases as of December 31, 2018, which were undiscounted, were as follows (in thousands):

Period	Minimum Future Lease Payments
2019	$3,750
2020	3,817
2021	3,468
2022	3,300
2023	3,411
Thereafter	6,053
$23,799
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $14.5 million and are included in the table above.
In August 2018, the Company entered into a new office lease agreement for 22,000 square feet in Petaluma, California. The lease commenced in February 2019 for a term of 64 months. The future minimum lease payments of $2.6 million are included in the table above. The Company recorded a right-of-use operating lease asset and operating lease liability of $2.2 million in the first quarter of 2019. The Company’s previous lease in Petaluma, California expired in March 2019. The above table also includes future minimum lease payments for the Company's other office facilities, which expire at various dates through 2025.
In July 2019, the Company entered into a new office lease agreement for 9,000 square feet in Plymouth, Minnesota. The lease is expected to commence in November 2019 for a term of 64 months. The aggregate minimum lease commitment under the lease term is $0.8 million and is not included in the table above.
The weighted average discount rate for the Company's operating leases as of September 28, 2019 was 7.0%. The weighted average remaining lease term as of September 28, 2019 was 5.3 years.
For the three and nine months ended September 28, 2019, total rent expense of the Company was $1.1 million and $3.6 million, respectively. For the three and nine months ended September 29, 2018, total rent expense of the Company was $0.8 million and $2.4 million, respectively. Cash paid within operating cash flows for operating leases was $0.9 million and $2.8 million for three and nine months ended September 28, 2019, respectively.

Purchase Commitments
The Company’s contract manufacturers (“CMs”) and original design manufacturers (“ODMs”) place orders for certain component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs and ODMs. The Company places purchase orders with its CMs and ODMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the finished goods inventory. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. As of September 28, 2019, the Company had approximately $63.7 million of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs, within one year.
The Company has from time to time, and subject to certain conditions, reimbursed its suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by its suppliers, or in cases where inventory levels greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $1.4 million and $2.7 million as of September 28, 2019 and December 31, 2018, respectively. The Company records the related charges in cost of systems revenue in its Condensed Consolidated Statements of Comprehensive Income (Loss).
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
The number of shares available for issuance under the 2019 Plan includes an initial reserve of 1.7 million shares of common stock, any shares of common stock that are available for issuance under the 2010 Plan as of the effective date of the 2019 Plan and any shares of common stock subject to issued and outstanding awards under the 2010 Plan that expire, are cancelled or otherwise terminate following the effective date of the 2019 Plan. As of September 28, 2019, there were 3.0 million shares available for issuance under the 2019 Plan.
Stock Options
During the nine months ended September 28, 2019, performance-based stock option awards exercisable for up to an aggregate of 2.0 million shares of common stock were granted to Company executives with a grant date fair value of $8.03 per share. These performance-based stock option awards contain a one-year performance period and a subsequent three-year service period. The actual number of shares earned is contingent upon achievement of both annual and quarterly corporate financial targets for revenue, non-GAAP gross margin and non-GAAP net income per share for 2019 (collectively, the “2019 Performance Targets”) during the one-year performance period. These performance-based stock option awards would vest, subject to certification by the Compensation Committee of the Company’s Board of Directors, of the achievement of the 2019 Performance Targets, as to 25% of the shares of common stock earned on the date of such certification, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. If all of the 2019 Performance targets are met, each executive receives 100% of their target shares. Furthermore, each executive may receive a number of shares above their target shares for achievement of at least 125% above the non-GAAP net income per share target, up to a maximum of 200% of the target shares for achievement above 125% of the net income per share target. In August 2019, the Compensation Committee of the Company’s Board of Directors amended the 2019 Performance Targets to provide for the award of up to 40% of the total number of shares subject to a stock option award in the event the annual corporate financial targets are not met but the quarterly corporate financial targets are met. As a result, the probability of meeting some of the performance conditions related to these performance-based stock option awards was assessed to be probable as of September 28, 2019, and $0.4 million of stock-based compensation expense was recognized for the three and nine months ended September 28, 2019.
During the three months ended September 28, 2019, no shares of common stock were issued pursuant to the exercise of stock options. During the nine months ended September 28, 2019, 0.1 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $5.90 per share. As of September 28, 2019, unrecognized stock-based compensation expense of $2.9 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock Units
During the nine months ended September 28, 2019, RSUs of 0.2 million were granted with a grant date fair value of $6.62 per share. During the three months ended September 28, 2019, RSUs of 0.1 million vested. During the nine months ended September 28, 2019, RSUs of 0.5 million vested. As of September 28, 2019, unrecognized stock-based compensation expense of $1.9 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 0.8 years.
Performance Restricted Stock Units (“PRSUs”)
During the nine months ended September 28, 2019, no PRSUs were granted. During the nine months ended September 28, 2019, PRSUs of 0.1 million vested. As of September 28, 2019, all PRSUs have been fully vested and expensed.
Employee Stock Purchase Plans
The Company maintains two employee stock purchase plans - the Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated 2017 Nonqualified Employee Stock Purchase Plan (the “NQ ESPP”).
The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their annual compensation subject to certain Internal Revenue Code limitations. In addition, no participant may purchase more than 2,000 shares of common stock in each offering period.
The offering periods under the ESPP are six-month periods commencing on May 15 and November 15 of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. At the annual meeting of stockholders of the Company in May 2019, the stockholders approved an increase in the number of shares of common stock issuable under the ESPP by 2.5 million shares. The total shares authorized for issuance under the ESPP increased from 7.3 million shares to 9.8 million shares. As of September 28, 2019, there were 1.1 million shares available for issuance under the ESPP. During the nine months ended September 28, 2019, 0.5 million shares were purchased under the ESPP. As of September 28, 2019, unrecognized stock-based compensation expense of $0.2 million related to the ESPP is expected to be recognized over a remaining service period of 0.1 years.
The NQ ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their annual compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The NQ ESPP provides two six-month offering periods, currently from December 21 through June 20 and June 21 through December 20 of each year. At the annual meeting of stockholders of the Company on May 16, 2018, the stockholders approved an amendment of certain terms and an increase in the number of shares of common stock issuable under the NQ ESPP by 2.5 million shares. The maximum number of shares of common stock currently authorized for issuance under the NQ ESPP is 3.5 million shares, with a maximum of 0.5 million shares allocated per purchase period. During the nine months ended September 28, 2019, 0.5 million shares were purchased and issued. As of September 28, 2019, there were 2.0 million shares available for issuance under the NQ ESPP. As of September 28, 2019, unrecognized stock-based compensation expense of $2.2 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 1.0 years.

8. Revenue from Contracts with Customers
The Company derives revenue from contracts with customers primarily from the following and categorizes its revenue as follows:

•	Systems include revenue from the sale of access and premises systems, software platform licenses and cloud-based software subscriptions.

•	Services include revenue from professional services, customer support, software- and cloud-based maintenance, extended warranty subscriptions, training and managed services.
The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
United States	$101,025	$99,224	$262,647	$281,303
Middle East	3,153	5,750	12,853	16,894
Canada	3,581	3,321	10,313	7,861
Europe	2,883	2,137	7,793	7,108
Caribbean	1,186	1,794	3,952	4,468
Other	2,657	2,473	6,581	8,170
	$114,485	$114,699	$304,139	$325,804
Contract Asset
The primary contract asset is revenue recognized on professional services contracts where the services have been delivered, but have not been invoiced, and is classified within accounts receivable. Amounts are billed in accordance with the agreed-upon contractual terms. The balance at December 31, 2018 was $5.9 million of which $1.4 million remained in the Company's Condensed Consolidated Balance Sheet at September 28, 2019. The closing balance at September 28, 2019 was $4.8 million of which the Company expects to bill 25% of the balance during the remainder of 2019. The decrease in the contract asset was driven by the timing of professional services contracts with a major customer.
Contract Liability
Deferred revenue consisted of the following (in thousands):

	September 28, 2019	December 31, 2018
Current:
Products and services	$13,944	$11,600
Extended warranty	4,157	4,000
	18,101	15,600
Long-term:
Products and services	362	440
Extended warranty	17,231	17,056
	17,593	17,496
	$35,694	$33,096
The increase in the deferred revenue balance for the three and nine months ended September 28, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by $6.7 million and $12.3 million of revenue recognized that was included in the deferred revenue balance at the beginning of each period, respectively.
Revenue allocated to remaining performance obligations represent contract revenue that has not yet been recognized for contracts greater than one year, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This amount was $53.8 million as of September 28, 2019, and the Company expects to recognize 33% of such revenue over the next 12 months and the remainder thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to support, software maintenance, extended warranty and Calix Cloud products for which the expected amortization period is greater than one year. As of September 28, 2019, the unamortized balance of deferred commissions was $0.7 million. For the three months ended September 28, 2019, the amount of amortization was $44,000, and for the nine months ended September 28, 2019, the amount of amortization was $0.1 million, and there was no impairment loss in relation to the costs capitalized.
Concentration of Customer Risk
Customers that accounted for more than 10% of the Company's total revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
CenturyLink, Inc.	16%	21%	15%	19%
Verizon	10%	Below 10%	Below 10%	Below 10%
As of September 28, 2019, Verizon and CenturyLink, Inc. (“CenturyLink”) accounted for 15% and 12% of the Company's accounts receivable, respectively. No customers represented more than 10% of the Company’s account receivable as of September 29, 2018.
9. Income Taxes
The following table presents the provision for income taxes from continuing operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Provision for income taxes	$610	$85	$860	$353
Effective tax rate	(22.0)%	9.5%	(5.0)%	(2.6)%
The effective tax rate for the three and nine months ended September 28, 2019 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods. During the quarter, the Company reassessed its plan to continue to reinvest its foreign earnings overseas. As of September 28, 2019, the Company no longer asserts ASC 740-30 indefinite reinvestment of its historical non-U.S. earnings or future non-U.S. earnings. As such, we have recorded a tax expense of $0.6 million for the estimated withholding, state income tax and foreign income tax associated with repatriating all non-US earnings back to the United States.
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

10. Net Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator:
Net income (loss)	$(3,379)	$809	$(18,191)	$(13,720)
Denominator:
Weighted-average common shares outstanding used to compute basic net income (loss) per share	55,466	53,082	54,718	52,330
Effect of dilutive common stock equivalents	—	746	—	—
Weighted-average common shares outstanding used to compute diluted net income (loss) per share	55,466	53,828	54,718	52,330
Net income (loss) per common share:
Basic and diluted net income (loss) per common share	$(0.06)	$0.02	$(0.33)	$(0.26)
Potentially dilutive shares, weighted average	6,611	2,513	6,500	6,032
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
In the third quarter of 2018, the United States enacted 10% tariffs on certain goods manufactured in China and proposed increasing the tariffs to 25% initially commencing in January 2019 and subsequently deferred to May 2019. In September 2019, the United States imposed a new 15% tariff covering a broader list of products manufactured in China. As a result of these tariffs, we incurred U.S. tariff and tariff-related costs of $3.2 million in the fourth quarter of 2018 and $5.1 million in the first nine months of 2019. In order to mitigate the impact of the tariffs enacted by the United States in the third quarter of 2018, we undertook a broad plan to realign our global supply chain by moving substantially all of our production outside of China in addition to other supply chain improvements in the first half of 2019. As a result of the recent tariffs imposed in September 2019 covering a broader list of products, we have expanded the scope of our global supply chain realignment plan, which is expected to take until mid-2020 to complete.
Our revenue was $304.1 million for the nine months ended September 28, 2019, compared to $325.8 million for the nine months ended September 29, 2018. The decrease in revenue was primarily due to lower revenue from our legacy incumbent local exchange carrier, or ILEC, customers continuing over several quarters as well as CenturyLink. Our revenue and potential revenue growth will depend on our ability to sell and license our cloud and software platforms, systems and services to existing customers as well as our ability to attract new customers, particularly larger CSPs and new market segments, in the United States and internationally.
Revenue fluctuations result from many factors, including, but not limited to: increases or decreases in customer orders for our products and services, market, financial or other factors that may delay or materially impact customer purchasing decisions, non-availability of products due to supply chain challenges, contractual terms with customers that result in delayed revenue recognition and varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first quarter as they are finalizing their annual budgets, and in certain regions, customers are challenged by winter weather conditions that inhibit fiber deployment in outside infrastructure. Our revenue is also dependent upon our customers’ timing of purchases, capital expenditure plans and decisions to upgrade their network or adopt new technologies, including expenditure plans for turnkey solutions projects, which are generally non-recurring in nature, as well as our ability to grow our customer base.
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that impacted our cost of revenue for the three and nine months ended September 28, 2019, and that we expect will impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in product warranty and incurrence of retrofit costs, changes in the cost of our inventory, including higher costs due to materials shortages, supply constraints or unfavorable changes in trade policies, investments to support expansion of cloud and customer support offerings, tariffs and associated costs to mitigate the impact of tariffs, amortization of intangibles, asset write-offs, silicon support fees and inventory write-downs. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if there are declines in revenue.
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
Our operating expenses fluctuate based on the following factors: changes in headcount and personnel costs, which comprise a significant portion of our operating expenses; variable compensation due to fluctuations in shipment volumes or level of achievement against performance targets; timing of research and development expenses, including investments in innovative solutions and new customer segments, prototype builds and outsourced development resources; asset write-offs; investments in our business and information technology infrastructure, including our investments to migrate our ERP system; and fluctuations in stock-based compensation expenses due to timing of equity grants or other factors affecting vesting. For the three and nine months ended September 28, 2019 as compared with the corresponding period in 2018, our total operating expenses for research and development, sales and marketing and general and administrative decreased by $1.7 million and $12.2 million, respectively, largely due to restructuring actions we took in 2017 and early 2018. These restructuring actions were completed in the second quarter of 2018.
Our net loss was $3.4 million and $18.2 million for the three and nine months ended September 28, 2019, respectively, compared to a net income of $0.8 million and a net loss of $13.7 million for the three and nine months ended September 29, 2018, respectively. Since our inception we have incurred significant losses, and as of September 28, 2019, we had an accumulated deficit of $703.1 million. Further, as a result of factors contributing to the fluctuations described above among other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
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
Our critical accounting policies and estimates, which are revenue recognition and inventory valuation, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018. For the nine months ended September 28, 2019, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the nine months ended September 28, 2019, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2018, that are significant or potentially significant to us.

Results of Operations
Comparison of the Three and Nine Months Ended September 28, 2019 and September 29, 2018
Revenue
Our revenue is comprised of the following:

•	Systems include revenue from the sale of access and premises systems, software platform licenses and cloud-based software subscriptions.

•	Services include revenue from professional services, customer support, software- and cloud-based maintenance, extended warranty subscriptions, training and managed services.
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Variance in Dollars	Variance in Percent	September 28, 2019	September 29, 2018	Variance in Dollars	Variance in Percent
Revenue:
Systems	$106,060	$104,992	$1,068	1%	$281,253	$300,846	$(19,593)	(7)%
Services	8,425	9,707	(1,282)	(13)%	22,886	24,958	(2,072)	(8)%
	$114,485	$114,699	$(214)	—%	$304,139	$325,804	$(21,665)	(7)%

Percent of total revenue:
Systems	93%	92%			92%	92%
Services	7%	8%			8%	8%
	100%	100%			100%	100%
Our revenue decreased by $0.2 million for the three months ended September 28, 2019, as compared to the corresponding period in 2018 due to lower services revenue of $1.3 million offset by higher systems revenue of $1.1 million. The increase in systems revenue was primarily due to higher sales to Verizon and our small, regional customers offset by reduced demand from our medium-sized ILEC customer base and CenturyLink. The decrease in services revenue was primarily due to reduced deployment services to customers for deployments funded by the Connect America Fund, or CAF, programs.
For the nine months ended September 28, 2019, our revenue decreased by $21.7 million, or 7%, as compared with the corresponding period in 2018 due to lower systems revenue of $19.6 million and lower services revenue of $2.1 million. The decline in systems revenue was primarily due to reduced demand from CenturyLink as well as our medium-sized ILEC customer base. The decrease in services revenue was primarily due to reduced deployment services associated with CAF-funded customer deployments. We anticipate that the reduced demand from our medium-sized ILEC customer base will continue in the fourth quarter of 2019.
For the three and nine months ended September 28, 2019, revenue generated in the United States was $101.0 million and $262.6 million, or 88% and 86% of our total revenue, respectively, compared to $99.2 million and $281.3 million, or 87% and 86% of our total revenue, respectively, for the same period in 2018. International revenue was $13.5 million and $41.5 million, or 12% and 14% of our total revenue, respectively, for the three and nine months ended September 28, 2019, as compared to $15.5 million and $44.5 million, or 13% and 14% of our total revenue, respectively, for the same period in 2018.
Customers that accounted for more than 10% of the Company's total revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
CenturyLink	16%	21%	15%	19%
Verizon	10%	Below 10%	Below 10%	Below 10%

Cost of Revenue, Gross Profit and Gross Margin
The following table sets forth our cost of revenue (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Variance in Dollars	Variance in Percent	September 28, 2019	September 29, 2018	Variance in Dollars	Variance in Percent
Cost of revenue:
Systems	$57,858	$54,354	$3,504	6%	$152,020	$160,350	$(8,330)	(5)%
Services	6,425	7,512	(1,087)	(14)%	18,906	19,696	(790)	(4)%
	$64,283	$61,866	$2,417	4%	$170,926	$180,046	$(9,120)	(5)%
Our cost of revenue increased by $2.4 million for the three months ended September 28, 2019 as compared with the corresponding period in 2018. The $3.5 million increase in our systems costs of revenue was primarily attributable to a less favorable customer and product mix and U.S. tariff and tariff-related costs of $1.1 million for the three months ended September 28, 2019, as compared with the corresponding period in 2018. The decrease in services costs of revenue was consistent with the decrease in revenue for the three months ended September 28, 2019 compared with the corresponding period in 2018.
Our cost of revenue decreased by $9.1 million for the nine months ended September 28, 2019 as compared with the corresponding period in 2018. This was primarily attributable to lower systems revenue for the nine months ended September 28, 2019, as compared with the corresponding period in 2018, mainly due to the reduced demand from CenturyLink as well as our medium-sized ILEC customer base, partially offset by U.S. tariff and tariff-related costs of $5.1 million for the nine months ended September 28, 2019.
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Variance in Dollars	Variance in Percent	September 28, 2019	September 29, 2018	Variance in Dollars	Variance in Percent
Gross profit:
Systems	$48,202	$50,638	$(2,436)	(5)%	$129,233	$140,496	$(11,263)	(8)%
Services	2,000	2,195	(195)	(9)%	3,980	5,262	(1,282)	(24)%
	$50,202	$52,833	$(2,631)	(5)%	$133,213	$145,758	$(12,545)	(9)%
Gross margin:
Systems	45.4%	48.2%			45.9%	46.7%
Services	23.7%	22.6%			17.4%	21.1%
Overall	43.9%	46.1%			43.8%	44.7%
Gross profit decreased to $50.2 million and $133.2 million for the three and nine months ended September 28, 2019, respectively, from $52.8 million and $145.8 million during the corresponding periods in 2018 primarily due to lower systems gross margin.
During the three and nine months ended September 28, 2019, systems gross margin was negatively impacted by U.S. tariff and tariff-related costs of $1.1 million and $5.1 million, or 100 and 180 basis points, respectively. Excluding the impact of U.S. tariff and tariff-related costs, systems gross margin was 46.5% and 47.8% for the three and nine months ended September 28, 2019, respectively. Systems gross margin excluding tariff costs declined 170 basis points to 46.5% for the three months ended September 28, 2019 compared to 48.2% for the corresponding period in 2018, mainly due to a less favorable customer and product mix, partially offset by continued growth in our all-platform offerings. Systems gross margin excluding tariff costs improved by 110 basis points to 47.8% for the nine months ended September 28, 2019 compared to 46.7% for the corresponding period in 2018 mainly due to an increasing mix of our all-platform offerings that have higher gross margin than some of our older traditional systems.
Services gross margin increased for the three months ended September 28, 2019 compared to the corresponding period in 2018 due to higher margin support services and lower CAF-related deployment services, which have a lower margin. Services gross margin for the nine months ended September 28, 2019 decreased compared to the corresponding period in 2018 due to investments in customer success and support personnel to support the expansion of our cloud and customer support offerings.

Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Variance in Dollars	Variance in Percent	September 28, 2019	September 29, 2018	Variance in Dollars	Variance in Percent
Research and development	$20,890	$21,111	$(221)	(1)%	$60,920	$68,748	$(7,828)	(11)%
Percent of total revenue	18%	18%			20%	21%
Research and development expenses for the three months ended September 28, 2019 decreased by $0.2 million, as compared with the corresponding period in 2018, mainly due to lower outside services of $0.6 million and expenditures relating to prototype equipment of $0.4 million. This decrease was partially offset by increases in compensation and employee benefits of $0.3 million and stock-based compensation of $0.2 million.
Research and development expenses for the nine months ended September 28, 2019 decreased by $7.8 million, as compared with the corresponding periods in 2018, primarily due to lower compensation and employee benefits costs of $6.4 million, mainly due to restructuring activities during 2017 and the first quarter of 2018, and lower outside services of $1.8 million partially offset by higher facility costs of $0.4 million.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Variance in Dollars	Variance in Percent	September 28, 2019	September 29, 2018	Variance in Dollars	Variance in Percent
Sales and marketing	$20,123	$20,722	$(599)	(3)%	$59,196	$61,150	$(1,954)	(3)%
Percent of total revenue	18%	18%			19%	19%
Sales and marketing expenses for the three months ended September 28, 2019 decreased by $0.6 million, compared with the corresponding period in 2018, primarily due to lower commissions of $0.5 million.
Sales and marketing expenses for the nine months ended September 28, 2019 decreased by $2.0 million, compared with the corresponding period in 2018, primarily due to lower personnel costs of $2.1 million, including commissions which decreased as a result of lower sales. The decrease was also due to lower depreciation of $0.3 million and lower travel expenses of $0.2 million, partially offset by higher marketing costs of $0.9 million.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Variance in Dollars	Variance in Percent	September 28, 2019	September 29, 2018	Variance in Dollars	Variance in Percent
General and administrative	$9,566	$10,481	$(915)	(9)%	$27,518	$29,947	$(2,429)	(8)%
Percent of total revenue	8%	9%			9%	9%
General and administrative expenses for the three months ended September 28, 2019 decreased by $0.9 million, compared with the corresponding period in 2018, mainly due to a decrease in consulting expenses of $1.2 million. This decrease was largely a result of our adoption of a new accounting standard in the fourth quarter of 2018, which requires capitalization of certain implementation costs, including consulting and internal personnel expenses, related to our project to migrate our on-premise ERP system to a cloud model. We currently expect to complete our transition and commence use of our cloud-based ERP system in the first quarter of 2020 at which point we will begin amortizing the capitalized implementation costs over a period of five years.

General and administrative expenses for the nine months ended September 28, 2019 decreased by $2.4 million, compared with the corresponding period in 2018, mainly due to a decrease in consulting and personnel expenses of $3.6 million as a result of the previously mentioned capitalization of certain implementation costs. This decrease was partially offset by higher local taxes of $0.6 million and higher facilities expenses of $0.3 million.
Loss on Asset Retirement
During the three months ended September 28, 2019, we recognized a charge of $2.5 million relating to the retirement of an asset related to licensed software. See Note 4 “Balance Sheet Details” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
Provision for Income Taxes
The following table sets forth our provision for income taxes (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	Variance in Dollars	Variance in Percent	September 28, 2019	September 29, 2018	Variance in Dollars	Variance in Percent
Provision for income taxes	$610	$85	$525	618%	$860	$353	$507	144%
Effective tax rate	(22.0)%	9.5%			(5.0)%	(2.6)%
The effective tax rate for the three and nine months ended September 28, 2019 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods. During the third quarter of 2019, we reassessed our plan to continue to reinvest foreign earnings. As of September 28, 2019, we no longer assert ASC 740-30 indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. As such, we have recorded a tax expense of $0.6 million for the estimated withholding, state income tax and foreign income tax associated with repatriating all non-US earnings back to the United States.
Deferred tax assets are recognized if realization of such assets is more likely than not. We have established and continue to maintain a full valuation allowance against our net deferred tax assets, with the exception of certain foreign deferred tax assets, as we do not believe that realization of those assets is more likely than not.
Our effective tax rate may be subject to fluctuation during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions and changes in or the interpretation of tax laws in jurisdictions where we conduct business.
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations, borrowings on our line of credit, financing arrangements for certain lab equipment and consulting services and sales of our common stock. As of September 28, 2019, we had cash and cash equivalents of $37.6 million, which consisted of deposits held at banks and money market mutual funds held at major financial institutions.
Operating Activities
Net cash provided by operating activities was $4.0 million for the nine months ended September 28, 2019 and consisted of $18.5 million of non-cash charges and $3.8 million of cash flow increases reflected in the net change in assets and liabilities, partially offset by a net loss of $18.2 million. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in accounts receivable of $18.5 million, mainly due to increased linearity of shipments in the third quarter of 2019 resulting in higher collections in the quarter, a decrease in inventory of $3.8 million, primarily due to the transfer of raw material inventory to our new CM, an increase in deferred revenue of $2.6 million due to increased support contracts, software maintenance and Calix Cloud subscriptions and a decrease in prepaid expenses and other assets of $0.4 million, mainly due to operating lease asset amortization. This was partially offset by a decrease in accounts payable of $16.0 million, primarily due to timing of inventory purchases, a decrease in accrued liabilities of $2.7 million, mainly related to incentive compensation payments to employees, and a decrease in other long-term liabilities of $2.8 million, mainly due to operating lease liability amortization. Non-cash charges primarily consisted of stock-based compensation of $8.5 million, depreciation and amortization of $7.4 million and loss on asset retirements of $2.6 million.

During the nine months ended September 29, 2018, net cash provided by operating activities was $5.2 million for the nine months ended September 29, 2018 and consisted of a net loss of $13.7 million, partially offset by $10.4 million of cash flow increases reflected in the net change in assets and liabilities and $8.5 million of non-cash charges. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in accounts receivable of $13.2 million mainly due to collection from one of our key customers in early January 2018, an increase in accrued liabilities of $3.7 million primarily due to accrued incentive compensation and an increase in deferred revenue of $0.4 million due to the sale of our Cloud software-platform services. This was partially offset by a decrease in accounts payable of $5.1 million primarily due to a commensurate decline in cost of revenue. Non-cash charges primarily consisted of stock-based compensation of $7.8 million, depreciation and amortization of $7.1 million offset by gain on sale of product line of $6.7 million.
Investing Activities
Net cash used in investing activities of $12.4 million for the nine months ended September 28, 2019 consisted of capital expenditures primarily for purchases of test equipment, computer equipment and software, including capitalized internal personnel expenses associated with our ERP system migration.
Net cash provided by investing activities of $4.8 million for the nine months ended September 29, 2018 consisted of cash proceeds of $10.4 million from the sale of our outdoor cabinet product line partially offset by capital expenditures of $5.6 million for purchases of test equipment, computer equipment and software.
Financing Activities
Net cash used in financing activities of $3.4 million for the nine months ended September 28, 2019 mainly related to reduced borrowing from the line of credit of $5.7 million and payments for financing arrangements of $2.0 million, partially offset by proceeds from the issuance of common stock under our employee stock purchase plans of $4.2 million and from stock option exercises of $0.3 million.
Net cash provided by financing activities of $3.7 million for the nine months ended September 29, 2018 consisted primarily of the proceeds from the issuance of common stock under our employee stock purchase plans.
Working Capital and Capital Expenditure Needs
Our material cash commitments include contractual obligations under our Loan Agreement, obligations from financing arrangements, minimum revenue-share obligations, normal recurring trade payables, compensation-related and expense accruals, operating leases and non-cancelable firm purchase commitments. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. In the event that our revenue plan does not meet our expectations, we may be required to eliminate or curtail expenditures to mitigate the impact on our working capital.
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
In February 2018, we entered into an amendment to the Loan Agreement that, among other things, amended certain affirmative financial covenants, including reductions to the required minimum level of the AQR and the inclusion of an additional financial covenant related to the maintenance of Adjusted EBITDA (as defined in the Loan Agreement, as amended). In August 2018, we entered into a second amendment to the Loan Agreement that, among other things, extended the maturity date from August 7, 2019 to August 7, 2020, amended certain financial covenants, including covenants with respect to the AQR and Adjusted EBITDA, and changed the compliance requirements for the AQR covenant from a monthly basis to a quarterly basis. In February 2019, we entered into a third amendment to the Loan Agreement to reduce the required minimum level of the AQR for the first half of 2019 and the required minimum Adjusted EBITDA for the first fiscal quarter of 2019 to accommodate the increased costs and use of cash that we anticipate for the first half of 2019 related to activities to mitigate the impact of the U.S. tariffs. As of September 28, 2019, we were not able to maintain the minimum AQR at the level required in the Loan Agreement, which constituted an event of default. SVB waived this event of default effective as of September 28, 2019 and, therefore, this default did not change our ability to borrow under the Loan Agreement. Given our current financial position and history of operating losses, it is possible that we may fail to meet the minimum levels required by one or both of the financial covenants in a future period. In particular, if we are unable to generate positive cash flows on a continued basis, we could fall below the minimum AQR requirement, and if we are unable to achieve and maintain profitability, we may not be able to meet our Adjusted EBITDA requirement, each of which would constitute an event of default under the Loan Agreement.
As of September 28, 2019, we borrowed $24.3 million, the full amount available under the line of credit. In May 2019, we entered into a five-month, irrevocable standby letter of credit for $5.0 million, which reduces the borrowing capacity of the line. This standby letter of credit names our primary contract manufacturing partner as beneficiary. Please refer to Note 5, “Credit Agreements” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on this credit facility.
During 2018, we entered into financing arrangements to purchase research and development equipment for approximately $5.1 million. Each agreement is to be paid over 36 months with a weighted average interest rate of 6.2%. As of September 28, 2019, we had $3.4 million outstanding under these financing arrangements.
During 2017 and 2019, in connection with our ERP implementation, our ERP vendor agreed to finance consulting services up to $4.2 million. The current amounts due under this agreement are to be paid over a weighted average term of 2.5 years with a weighted average interest rate of 6.9%. As of September 28, 2019, there was $1.4 million outstanding under this arrangement, which is included in accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
In March 2018, the Company entered into an agreement with a vendor to develop software products pursuant to which the Company will become obligated, if the vendor delivered software that meets the Company's technical requirements for commercial sale, to make minimum revenue-share payments of $15.8 million over the subsequent three years. The payments are based on a revenue-share rate applied to revenue from developed product sales subject to a minimum and a maximum aggregate amount over the three-year sales period. We had our first sale in August 2019. Revenue-share payments are paid quarterly in arrears, and we will begin making payments in the fourth quarter of 2019.
We believe, based on our current operating plan and expected operating cash flows, that our existing cash and cash equivalents, along with available borrowings under our SVB line of credit, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth; timing of customer payments and payment terms, particularly of larger customers; the timing and extent of spending to support development efforts, particularly research and development related to growth initiatives such as our software defined access portfolio, and our ability to partner with third parties to outsource our research and development projects; our ability to manage product cost, including the cost impact of the current U.S. tariffs as well as our ability to mitigate the cost impact through supply chain re-engineering as currently planned, the possibility of additional tariffs that may impact our product costs and higher component costs associated with new technologies; our ability to implement efficiencies and maintain product margin levels; the expansion of sales and marketing activities; the timing of introductions and timing and rate of customer adoption of new products and enhancements to existing products; the slowdowns or declines in customer purchases of traditional systems; acquisition of new capabilities or technologies; and the continued market acceptance of our products. If we are unable to execute on our current operating plan or generate positive operating income and positive cash flows, our liquidity, results of operations and financial condition will be adversely affected and we may fail to comply with the covenants in the Loan Agreement, in which case we may not be able to borrow under the SVB line of credit. In particular, although we have moved substantially all of our production out of China to mitigate the incurrence of U.S. tariffs, we continue to incur costs for our supply chain re-engineering. Moreover, there remains uncertainty as to the scope of the tariffs and whether additional tariffs or other international trade policy changes may be imposed that could have further cost impact to us. We may need to seek other sources of liquidity, including the sale of equity or incremental borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which may adversely impact our business and potential growth.
Contractual Obligations and Commitments
Our principal commitments as of September 28, 2019 consisted of our contractual obligations under the Loan Agreement, equipment financing arrangements, operating leases for office space and non-cancelable outstanding purchase obligations. The following table summarizes our contractual obligations at September 28, 2019 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Line of credit, including interest (1)	$25,663	$25,663	$—	$—	$—
Financing arrangements (2)	20,889	3,578	6,009	11,302	—
Operating lease obligations (3)	21,579	3,706	7,154	7,062	3,657
Non-cancelable purchase commitments (4)	63,709	63,709	—	—	—
	$131,840	$96,656	$13,163	$18,364	$3,657
(1) Line of credit contractual obligations include projected interest payments over the term of the Loan Agreement, assuming the interest rate in effect for the outstanding borrowings as of September 28, 2019 of 6.5% and payment of the borrowings on August 7, 2020, the contractual maturity date of the credit facility. See Note 5, “Credit Agreements” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our contractual obligations relating to our line of credit.
(2) Represents installment payments, including interest, for financing arrangements, and minimum revenue-share obligations and imputed interest of $15.8 million associated with developed products by an engineering service provider. The schedule reflects our expected revenue-share payments based on our revenue projections for the developed products over a three-year sales period. If the minimum revenue-share payments are not achieved by the end of the three-year sales period, a true-up payment will be due. See Note 5, “Credit Agreements” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our outstanding purchase commitments.
(3) Future minimum operating lease obligations in the table above include primarily payments for our office locations, which expire at various dates through 2025. See Note 6, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our operating leases.
(4) Represents outstanding purchase commitments for inventory to be delivered by our third-party manufacturers. See Note 6, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our outstanding purchase commitments.
Off-Balance Sheet Arrangements
As of September 28, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At September 28, 2019, we had cash and cash equivalents of $37.6 million, which were held primarily in cash and money market funds. Due to the nature of these money market funds, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings under our revolving credit facility pursuant to our Loan Agreement with SVB. Borrowings under the Loan Agreement will bear interest through maturity at a variable annual rate based upon an annual rate of either a prime rate or a LIBOR rate, plus an applicable margin between 0.5% to 1.5% for prime rate advances and between 2.0% and 3.0% for LIBOR advances based on our maintenance of an applicable liquidity ratio. As of September 28, 2019, we had $24.3 million outstanding in borrowings under the Loan Agreement.
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

	Nine Months Ended
	September 28, 2019	September 29, 2018
USD	90%	89%
RMB	7%	8%
GBP	3%	3%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB and GBP, our operating expenses for the first nine months of 2019 would have decreased or increased by approximately $1.4 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 28, 2019 was a net translation loss of $0.4 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Condensed Consolidated Statements of Comprehensive Loss. During the nine months ended September 28, 2019, the net gain we recognized related to these foreign exchange assets and liabilities was approximately $0.3 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of September 28, 2019, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
As a global company, our performance is affected by global economic conditions as well as geopolitical issues. In recent years concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. Geopolitical issues, such as the ones resulting in the tariffs and trade policy changes imposed by both the United States and China beginning in late 2018 and continuing through 2019 and further tariffs and other international trade policy changes have resulted in increasing tensions among China, the United States, Canada and other countries and create uncertainly for global commerce. In particular, the United States recently referenced the potential imposition of tariffs on imports from other countries where we produce some of our products, such as the recent imposition of tariffs on steel imported from Vietnam. We have incurred substantial costs and diversion of resources as a result of these tariff and trade policy changes. Sustained uncertainty about, or worsening of, global economic conditions and geopolitical issues may increase our cost of doing business and may cause our customers to reduce or delay spending and could intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and result of operations. Additional risks associated with the impact of the U.S. tariffs on our business and result of operations are described in the below risk factor captioned “While we have undertaken substantial efforts to realign our supply chain operations and transition manufacturing out of China to mitigate the impact of the federal government's imposition of tariffs on goods imported from China, if we fail to manage these changes to our supply chain effectively, or if the federal government increases the imposition of tariffs to goods imported from other countries where we do business, our ability to conduct our business will be materially impaired, which would adversely impact our gross margins and results of operations.”
We have a history of losses, and we may not be able to generate positive operating income and positive cash flows in the future.
We have experienced net losses in each year of our existence. We incurred net losses of $19.3 million in 2018, $83.0 million in 2017 and $27.4 million in 2016. For the first nine months of 2019, we incurred a net loss of $18.2 million. As of September 28, 2019, we had an accumulated deficit of $703.1 million.
We expect to continue to incur significant expenses and cash outlays for research and development associated with our platforms and systems, including our cloud and services operations, investments in innovative technologies, expansion of our product portfolio, sales and marketing, customer support and general and administrative functions as we expand our business and operations and target new customer opportunities, including larger CSPs and multiple-system operators ("MSOs”) as well as additional types of regional and local providers. Given our anticipated growth and the intense competitive pressures we face, we may be unable to adequately control our operating costs or generate positive operating income.
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
In addition to the other risk factors listed in this “Risk Factors” section, factors that have in the past and may continue to contribute to the variability of our operating results include:

•	our ability to predict our revenue and reduce and control product costs;

•	the impact of global economic conditions;

•	our ability to effectively manage our global supply chain operations to mitigate the impact of U.S. tariffs and other trade policies;

•	our ability to manage our relationships with our third-party vendors, including CMs, ODMs, logistics providers, component suppliers and development partners;

•	our ability to forecast our manufacturing requirements and manage our inventory;

•	our dependence on sole-, single- and limited-source suppliers;

•	the capital spending patterns of CSPs and any decrease or delay in capital spending by CSPs due to macro-economic conditions, regulatory uncertainties or other reasons;

•	the impact of government-sponsored programs on our customers and the impact to our customers of U.S. federal government shutdowns on such programs;

•	intense competition;

•	our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;

•	our ability to ramp sales and achieve market acceptance of our new products and CSPs’ willingness to adopt and deploy our new products;

•	the concentration of our customer base as well as our dependence on a limited number of key customers;

•	the length and unpredictability of our sales cycles and timing of orders;

•	our lack of long-term, committed-volume purchase contracts with our customers;

•	our ability to increase our sales to larger CSPs globally;

•	our exposure to the credit risks of our customers;

•	fluctuations in our gross margin;

•	the interoperability of our products with CSP networks;

•	our products’ compliance with industry standards;

•	our ability to expand our international operations;

•	our ability to protect our intellectual property and the cost of doing so;

•	the quality of our products, including any undetected hardware defects or bugs in our software;

•	our ability to manage data security risks as we grow our cloud and software portfolio;

•	our ability to estimate future warranty obligations due to product failure rates;

•	our ability to obtain necessary third-party technology licenses at reasonable costs;

•	the regulatory and physical impacts of climate change and other natural events;

•	the attraction and retention of qualified employees and key management personnel; and

•	our ability to maintain proper and effective internal controls.
Our gross margin may fluctuate over time, and our current level of gross margin may not be sustainable.
Our current level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer, geographic or product mix, including the mix of configurations within each product group;

•	the pursuit or addition of new large customers;

•	increased price competition, including the impact of customer discounts and rebates;

•	our ability to effectively manage the transition of our global supply chain operations outside of China to mitigate the impact of U.S. tariffs;

•	our ability to reduce and control product costs;

•	an increase in revenue mix toward services, which typically have lower margins;

•	changes in component pricing;

•	changes in pricing with our third-party manufacturing partners;

•	charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	introduction of new products and new technologies, which may involve higher component costs;

•	our ability to scale our services business in order to gain desired efficiencies;

•	changes in shipment volume;

•	changes in or increased reliance on distribution channels;

•	potential liabilities associated with increased reliance on third-party vendors;

•	increased expansion efforts into new or emerging markets;

•	increased warranty costs;

•	excess and obsolete inventory and inventory holding charges;

•	expediting costs incurred to meet customer delivery requirements; and

•	potential costs associated with contractual obligations.
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
In 2018, the U.S. federal government imposed significant tariffs on certain goods imported from China and has continued through 2019 to raise the percentage of tariffs on impacted goods and to impose additional tariffs covering an even broader list of goods imported from China. As a result, we undertook substantial efforts to realign our supply chain operations and transition manufacturing out of China to mitigate the impact of the federal government’s imposition of tariffs on goods imported from China, as a significant number of the products that we sold in the United States were manufactured in China.

Although we have modified our supply chain operations to mitigate the impact of these tariffs, transition of global supply chain operations is complex, requires significant resources and unanticipated costs, involves significant third-party dependencies and carries numerous risks of disruptions to the manufacture and supply of our products, including exacerbation of the risks associated with our reliance upon third-party manufacturing and supply partners. In particular, in the first quarter of 2019 we experienced product shortages due to production delays associated with the transition of our global supply chain operations that impaired our ability to fulfill customer orders and resulted in revenue below our plan. We have had to invest additional resources to address these challenges, including significant efforts managing third parties upon whom we rely heavily for our product manufacture and supply and continued adjustments to our supply chain to address ongoing changes in U.S. tariffs. Moreover, we continue to face increasing competition for components and resources from third-party manufacturing and supply partners as more companies seek to transition manufacturing operations out of China due to the ongoing uncertainty of the escalating tariff wars. We may experience further disruptions, product unavailability, delays or unanticipated costs associated with the supply of our products which would adversely impact our gross margins and results of operations if we are unable to manage our supply chain realignment effectively, secure our desired rates for the manufacture and supply of our products with new supply chain partners or if the federal government increases the imposition of tariffs to good imported from additional countries. For example, the United States recently referenced the potential imposition of tariffs on imports from other countries where we produce some of our products, such as the recent imposition of tariffs on steel imported from Vietnam. Additional risks associated with our reliance upon third-party manufacturing and supply partners are described in the below risk factors captioned “We utilize domestic and international third-party vendors to assist in the design, development and manufacture of certain of our products, and to provide logistics services in the distribution of our products. If these vendors fail to provide these services, we could incur additional costs and delays or lose revenue” and “If we fail to forecast our manufacturing requirements accurately or fail to properly manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays and lose revenue.”
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
We do not have manufacturing capabilities, and therefore we depend solely upon a small number of third-party manufacturing partners to manufacture and supply our products. Consequently, our operations are highly dependent upon our third-party manufacturing partners and our business could be disrupted if we encounter problems with any of these partners.
We do not have internal manufacturing capabilities and rely upon a small number of third-party manufacturing partners such as CMs and ODMs to supply our products to meet customer needs. Our reliance on a small number of manufacturing partners makes us vulnerable to possible supply and capacity constraints and reduced control over component availability, delivery schedules, quality, manufacturing yields and costs. Our business operations and ability to supply our products are highly dependent upon our manufacturing partners. Accordingly, if we encounter problems or other disruptions in our business with any of these manufacturing partners, our business could be disrupted.
In some cases, we do not have supply contracts with our manufacturing partner and these manufacturers are not contractually obligated to supply products to us for any specific period, in any specific quantity or at any certain price. In addition, we are dependent upon our manufacturing partners’ quality systems and controls and the adherence of such systems and controls to applicable standards. If our manufacturing partners fail to maintain levels of quality manufacture suitable for us or our customers, we may incur higher costs and our relationships with our customers may be harmed.
The revenue that our manufacturing partners generate from our orders represent a relatively small percentage of their overall revenue. As a result, fulfilling our orders may not be considered a priority if such manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. In addition, a substantial part of our manufacturing is done in our manufacturers’ facilities that are located outside of the United States. We believe that the location of these facilities outside of the United States increases supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls. Moreover, regulatory changes or government actions relating to export or import regulations, economic sanctions or related legislation, or the possibility of such changes or actions, may create uncertainty or result in changes to or disruption in our operations with our manufacturers.
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
If any of our manufacturing partners were unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we would have to identify, qualify and select acceptable alternative manufacturers which could disrupt our ability to maintain continuous supply of product to meet customer requirements. An alternative manufacturer may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing, including labor shortages or competition for components, would require us to reduce our supply of products to our customers, which in turn would reduce our revenue and harm our relationships with our customers.
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
If we fail to forecast our manufacturing requirements accurately or fail to properly manage our inventory with our third-party manufacturers, we could incur additional costs, experience manufacturing delays and lose revenue.
We bear inventory risk under our third-party manufacturing arrangements. Lead times for the materials and components that we order through our manufacturers vary significantly and depend on numerous factors, including the specific supplier and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our products are currently lengthy, requiring our manufacturers to order materials and components several months in advance of manufacture, which impacts the lead time for our products.
If we overestimate our production requirements, our manufacturers may purchase excess components and build excess inventory, and we could be required to pay for these excess parts or products and their storage costs. We have in the past had to reimburse our primary contract manufacturers for certain inventory purchases that have been rendered excess or obsolete. Examples of when inventory may be rendered excess or obsolete include manufacturing and engineering change orders resulting from design changes or in cases where inventory levels greatly exceed projected demand. If we incur payments to our manufacturers associated with excess or obsolete inventory, this may have an adverse effect on our gross margins, financial condition and results of operations.
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
Furthermore, while we have largely transitioned our global supply chain operations to mitigate the impact of U.S. tariffs imposed on goods imported from China, we have experienced and may continue to experience production interruptions from our manufacturers. Additional risks associated with the transition of our supply chain operations to mitigate the impact of substantial tariffs are described in the above risk factor captioned “While we have undertaken substantial efforts to realign our supply chain operations and transition manufacturing out of China to mitigate the impact of the federal government's imposition of tariffs on goods imported from China, if we fail to manage these changes to our supply chain effectively, or if the federal government increases the imposition of tariffs to goods imported from other countries where we do business, our ability to conduct our business will be materially impaired, which would adversely impact our gross margins and results of operations.”

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
We compete in markets characterized by rapid technological change, changing needs of CSPs, evolving industry standards and frequent introductions of new products and services. We invest significant amounts to pursue innovative technologies that we believe will be adopted by CSPs. For example, we have invested and continue to invest resources and funds in our cloud and software platforms. In addition, on an ongoing basis we expect to reposition our product and service offerings and introduce new products and services as we encounter rapidly changing CSP requirements and increasing competitive pressures. If we cannot increase sales of our new products and services, keep pace with rapid technological developments to meet our customers’ needs and compete with evolving industry standards or if the technologies we choose to invest in fail to meet customer needs or are not adopted by customers in the timeframes that we expect, it would be difficult to forecast our future revenue and plan our operating expenses appropriately.
Government-sponsored programs and U.S. federal government shutdowns could impact the timing and buying patterns of CSPs, which may cause fluctuations in our operating results.
We sell to CSPs, which include U.S.-based independent operating companies, or IOCs, which have revenue that is particularly dependent upon interstate and intrastate access charges and federal and state subsidies. The Federal Communication Commission, or FCC, and some states may consider changes to such payments and subsidies, and these changes could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as RUS loans and grants, to finance capital spending. These government-supported loan programs and grants generally include conditions such as deployment criteria, domestic preference provisions and other requirements that apply to the project and selected equipment as conditions for funding. Changes to the terms or administration of these programs, including uncertainty from government and administrative change, potential funding limitations that impact our ability to meet program requirements or funding delays due to U.S. federal government shutdowns could reduce the ability of IOCs to access capital or secure funding under government-funded programs to purchase our products and services and thus reduce our revenue opportunities.
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
In addition to the impact of U.S. federal government shutdowns, any changes in government regulations and subsidies could also cause our customers to change their purchasing decisions, which could have an adverse effect on our operating results and financial condition.
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
Our industry is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and unanticipated changes in subscriber requirements. Our future success will depend significantly on our ability to anticipate and adapt to such changes, and to offer, on a timely and cost-effective basis, products and features that meet changing CSP demands and industry standards. We intend to continue to invest in developing new products and enhancing the functionality of our platforms, including to reach a broader set of customers. Developing our products is expensive and complex and involves uncertainties, including pricing risks from sourcing sufficient quantities of custom components from limited suppliers on terms which may not be commercially acceptable for us. We may not have sufficient resources to successfully manage lengthy product development cycles. Our research and development expenses were $60.9 million, or 20% of our revenue, for the first nine months of 2019, $90.0 million, or 20% of our revenue, in 2018 and $127.5 million, or 25% of our revenue, in 2017. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts, including increased reliance on third-party development partners, to maintain our competitive position. These investments may take several years to generate positive returns, if ever. Furthermore, certain of our engineering services arrangements impose future purchase obligations, in the form of minimum revenue-share payments on the sale of the developed products, that are set based on our expectations of future customer demand associated with the developed products, and require us to make minimum payments whether or not we achieve the desired customer demand. Accordingly, we may incur losses if customer demand for these products fall below our expectations. In addition, we may experience design, manufacturing, software development quality, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
In addition, the introduction of new or enhanced products also requires that we manage the transition from older products to these new or enhanced products in order to minimize disruption in customer ordering patterns, fulfill ongoing customer commitments and ensure that adequate supplies of new products are available for delivery to meet anticipated customer demand. If we fail to maintain compatibility with other software or equipment found in our customers’ existing and planned networks, or if our products cannot be effectively deployed in our customer networks to provide desired services, we may face substantially reduced demand for our products, which would reduce our revenue opportunities and market share. Moreover, as customers complete infrastructure deployments, they may require greater levels of service and support than we have provided in the past. We may not be able to provide products, services and support to compete effectively for these market opportunities. If we are unable to anticipate and develop new products or enhancements to our existing products on a timely and cost-effective basis, our products may become technologically obsolete more rapidly than anticipated over time, resulting in lower sales which would harm our business.
Our new products are early in their life cycles and subject to uncertain market demand. If our customers are unwilling to adopt our platforms, install our new products or deploy our new services, or we are unable to achieve market acceptance of our new products, our business and financial results will be harmed.
Our new products are early in their life cycles and subject to uncertain market demand. They also may face obstacles in manufacturing, deployment and competitive response. Adoption of our new products, such as our smart home and business systems, is dependent on the success of our customers in investing, deploying and selling advanced services to their subscribers. Our products support a variety of advanced broadband services, such as high-speed Internet, managed Wi-Fi, connected home, Internet protocol television, mobile broadband, high-definition video and online gaming. If we are unable to ramp sales of our new products, or if subscriber demand for our services does not grow as expected or declines, or our customers are unable or unwilling to invest in our platforms to deploy and market these services, demand for our products may decrease or fail to grow at rates we anticipate.

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
Historically, a large portion of our sales has been to a limited number of customers. For example, one customer accounted for 18% of our revenue in 2018, 31% of our revenue in 2017 and 21% of our revenue in 2016, and another customer accounted for 15% of our revenue in 2016. However, we cannot anticipate the same level of purchases in the future by these or other customers who have historically comprised a larger percentage of our revenue. Although these customers now comprise a smaller percentage of our revenue, we expect that changes in the CSP market, such as financial difficulties, spending cuts or corporate consolidations that impact purchasing decisions by these customers may continue to adversely impact our revenue, and as a result revenue from such customers may remain flat or continue to decline. For example, one of our large customers completed a large acquisition at the end of 2017, which has continued to disrupt its historical levels of expenditure with us, including prolonged delays and reduction in purchases of our products and services. There is no assurance that purchasing levels by this customer will increase from current levels or return to historical levels, and we expect continued uncertainty as it continues to complete its transition activities and corporate strategies. We have experienced and expect to continue to experience delays or declines in purchases by certain CSPs due to deterioration and weakness in their financial condition. For example, Windstream, another one of our larger customers, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on February 25, 2019 after it was found in default of certain debt instruments. Any decrease or delay in purchases and/or capital expenditure plans of any of our key customers, particularly if prolonged or sustained, or our inability to grow our sales with existing customers, may have a material negative impact on our revenue and results of operations.
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
In response to greater customer demand for certain professional and support services for our products, we continue to invest and grow our services business while de-prioritizing lower gross margin deployment services. Our services include deployment services, product support services, managed services to help our customers manage and optimize their networks and education and certification services, which typically have a lower gross margin than product purchases. For example, revenue recognized from turnkey network improvement projects whereby we supply products and related professional services such as network planning, product installation, testing and network turn up may be delayed because of the timing of completion and acceptance of a project or milestone, including third-party delays that may be outside our control. We also rely upon third-party subcontractors to assist with some of our professional and support services projects, which generally result in higher costs and increased risk of cost overruns, which can negatively impact our gross margin. Moreover, if we are unable to achieve desired efficiencies and scale as we ramp and develop our services business, we may incur higher than expected costs, which can further adversely impact our gross margin.
Our products are highly technical and may contain undetected hardware defects or software bugs, which could harm our reputation and adversely affect our business.
Our products, including our smart home and business systems and our cloud and software platforms, are highly technical and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected defects, bugs or security vulnerabilities, which risks may be exacerbated as we continue to expand our cloud and software portfolio. Some defects in our products may only be discovered after a product has been installed and used by customers and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty and retrofit costs, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for security and data breach, product liability, tort or breach of warranty. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
Increasing data privacy regulations could impact our business and expose us to increased liability.
Government and regulatory authorities in the United States and around the world have implemented and are continuing to implement broader and more stringent laws and regulations concerning data protection. For example, in July 2016, the European Commission adopted the EU-U.S. Privacy Shield to replace Safe Harbor as a compliance mechanism for the transfer of personal data from the European Union to the United States. In addition, the General Data Protection Regulation, or GDPR, adopted by the European Parliament became effective in May 2018 to harmonize data privacy laws across Europe. Among other requirements, the GDPR imposes specific duties and requirements upon companies that collect, process or control personal data of European Union residents. Although we currently do not have material operations or business in the European Union, the GDPR regulations could cause us to incur substantial costs in order to expand our business or deliver certain services in the European Union. Furthermore, the GDPR imposes penalties for noncompliance of up to the greater of €20 million or 4% of a company’s worldwide revenue; accordingly, any non-compliance with the GDPR could result in a material adverse effect on our business, financial condition and results of operations. In addition, the United Kingdom’s pending exit from the European Union creates uncertainty with respect to whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the GDPR. In June 2018, California passed the California Consumer Privacy Act, as amended, or CCPA, which provides new data privacy rights for consumers and new operational requirements for companies that become effective in 2020. The interpretation and application of these data protection laws and regulations are often uncertain and in flux, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data practices. For example, although the CCPA becomes effective in 2020, additional modifications are anticipated to be made to the law. Complying with emerging and changing laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
Concerns about or regulatory actions involving our practices with regard to the collection, storage, processing, use or disclosure of customer information or other privacy related matters, even if unfounded, could damage our reputation and adversely affect operating results. While we strive to provide transparency about our collection, use, disclosure and security over any personal data and to comply with all applicable data protection laws and regulations, the failure or perceived failure to comply may result in inquiries and other proceedings or actions against us by government entities or others, or could cause us to lose customers, which could potentially have an adverse effect on our business.
Security breaches and data loss may expose us to liability, harm our reputation and adversely affect our business.
As part of our business operations, we collect, store, process, use and/or disclose sensitive data relating to our business, including in connection with the provision of our cloud services and in our information systems and data centers (including third-party data centers). In some cases, we use third-party service providers for services that may include the collection, handling, processing and/or storage of personal data on our behalf. In addition, we host our customers’ subscriber data in third-party data centers in the course of providing services and solutions to our customers through our cloud and smart home and business subscriptions. While we and our service providers apply multiple layers of security to control access to data and use encryption and authentication technologies to secure data from unauthorized access, use, alteration and disclosure, these security measures may be compromised. Malicious hackers may attempt to gain access to our network or data centers; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems and services or those of our customers or others. Although we monitor our networks and continue to enhance our security protections, hackers are increasingly more sophisticated and aggressive, and our efforts may be inadequate to prevent all incidents of data breach or theft. The theft, loss, or misuse of personal data collected, stored or processed by us or our service providers to run our business could result in significantly increased security and remediation costs or costs related to defending legal claims. If we or our service providers do not allocate and effectively implement and manage the resources necessary to maintain adequate security measures, we could be subjected to data loss, unauthorized data disclosure or a compromise or breach of our systems or those of our third-party data centers. As we continue to grow our cloud and software portfolio, risks arising from or related to security breaches or data loss are likely to increase. Any loss of data or compromise of our systems or data centers could result in a loss of confidence in the security of our offerings, damage our reputation, cause the loss of current or potential customers or partners, lead to legal and regulatory liability and adversely affect our business, financial condition, operating results and cash flows.
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
While our current licenses of third-party technology generally relate to commercially available off-the-shelf technology, we may from time to time be required to license additional technology from third parties to develop new products or product enhancements either directly or through an ODM partner. These third-party licenses may be unavailable to us or our ODMs on commercially reasonable terms, if at all. The inability to obtain necessary third-party licenses may force us to accept substitute technology of lower quality or performance standards or at greater cost or may increase the time-to-market of our products or product enhancements, any of which could harm the competitiveness of our products and result in lost revenue.
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
As of September 28, 2019, we were not able to maintain the minimum AQR at the level required in the Loan Agreement, which constituted an event of default. In October 2019, we entered into a Fourth Amendment to the Loan Agreement, pursuant to which SVB waived this event of default effective as of September 28, 2019 and, as a result, this default did not change our ability to borrow under the Loan Agreement.
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
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum, commonly referred to as Brexit, which is anticipated to occur on October 31, 2019. Brexit has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. These developments have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, or the access to capital of our customers or partners, which could have a material adverse effect on our operations in the United Kingdom, and generally on our business, financial condition and results of operations and reduce the price of our securities.
Our failure or the failure of our manufacturers to comply with environmental and other legal regulations could adversely impact our results of operations.
The manufacture, assembly and testing of our products may require the use of hazardous materials that are subject to environmental, health and safety regulations, or materials subject to laws restricting the use of conflict minerals. Our failure or the failure of our third-party manufacturers to comply with any of these requirements could result in regulatory penalties, legal claims or disruption of production. In addition, our failure or the failure of our manufacturers to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or liabilities. Existing and future environmental regulations and other legal requirements may restrict our use of certain materials to manufacture, assemble and test products. Any of these consequences could adversely impact our results of operations by increasing our expenses and/or requiring us to alter our manufacturing processes.
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

•
uncertainty with respect to tariffs imposed by the federal government on products imported from China and future actions the federal government may take with respect to international trade agreements and U.S. tax provisions related to international commerce that could adversely affect our international operations.

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
Our success depends, in large part, on the continued contributions of our key personnel, many of whom are highly skilled and would be difficult to replace. None of our key personnel are bound by a written employment contract to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel. If we lose the services of any key personnel, our business, financial condition and results of operations may suffer.
Competition for skilled personnel is intense. We cannot be certain that we will be successful in attracting and retaining qualified personnel, or that newly hired personnel will function effectively, both individually and as a group. If we are unable to effectively recruit, hire and utilize new employees to align with our company objectives, execution of our business strategy and our ability to react to changing market conditions may be impeded, and our business, financial condition and results of operations may suffer.
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
The trading price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time and could fluctuate widely in response to various factors, some of which are beyond our control. These factors include those discussed above under “Risks Related to Our Business and Industry” and others such as:

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1*	Separation Agreement and General Release of All Claims between Gregory Billings and Calix, Inc. effective September 29, 2019.

10.2	Fourth Amendment to Loan and Security Agreement dated October 21, 2019 by and between Silicon Valley Bank and Calix, Inc.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: October 24, 2019	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: October 24, 2019	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)