Form 10-Q
period 2020-03-28
CALIX, INC
filed 2020-04-30
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
As of April 23, 2020, there were 56,624,351 shares of the Registrant’s common stock, par value $0.025 outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 28, 2020	December 31, 2019
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$46,189	$46,829
Restricted cash	628	628
Accounts receivable, net	67,136	46,509
Inventory	30,539	40,153
Prepaid expenses and other current assets	11,223	9,698
Total current assets	155,715	143,817
Property and equipment, net	20,402	21,527
Right-of-use operating leases	15,212	15,864
Goodwill	116,175	116,175
Other assets	16,550	19,440
	$324,054	$316,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,464	$10,789
Accrued liabilities	57,975	57,546
Deferred revenue	19,912	17,158
Line of credit	30,000	30,000
Total current liabilities	128,351	115,493
Long-term portion of deferred revenue	17,656	18,340
Operating leases	13,642	14,337
Other long-term liabilities	13,490	14,625
Total liabilities	173,139	162,795
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of March 28, 2020 and December 31, 2019	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 61,958 shares issued and 56,628 shares outstanding as of March 28, 2020, and 61,778 shares issued and 56,448 shares outstanding as of December 31, 2019	1,549	1,545
Additional paid-in capital	899,978	895,899
Accumulated other comprehensive loss	(1,106)	(854)
Accumulated deficit	(709,520)	(702,576)
Treasury stock, 5,330 shares as of March 28, 2020 and December 31, 2019	(39,986)	(39,986)
Total stockholders’ equity	150,915	154,028
	$324,054	$316,823
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Revenue:
Systems	$94,509	$82,360
Services	7,173	6,990
Total revenue	101,682	89,350
Cost of revenue:
Systems	50,708	44,601
Services	5,350	6,406
Total cost of revenue	56,058	51,007
Gross profit	45,624	38,343
Operating expenses:
Research and development	20,671	19,330
Sales and marketing	20,624	19,339
General and administrative	10,669	8,787
Total operating expenses	51,964	47,456
Loss from operations	(6,340)	(9,113)
Interest and other expense, net:
Interest expense, net	(290)	(108)
Other income (expense), net	15	(391)
Total interest and other expense, net	(275)	(499)
Loss before provision for income taxes	(6,615)	(9,612)
Provision for income taxes	329	155
Net loss	$(6,944)	$(9,767)
Net loss per common share:
Basic and diluted	$(0.12)	$(0.18)
Weighted-average number of shares used to compute
net loss per common share:
Basic	56,540	54,048
Diluted	56,540	54,048

Net loss	$(6,944)	$(9,767)
Other comprehensive income (loss), net of tax - foreign currency translation adjustments, net	(252)	266
Comprehensive loss	$(7,196)	$(9,501)
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	56,448	$1,545	$895,899	$(854)	$(702,576)	$(39,986)	$154,028
Stock-based compensation	—	—	2,984	—	—	—	2,984
Exercise of stock options	157	4	1,095	—	—	—	1,099
Issuance of vested performance restricted stock units and restricted stock units, net of taxes withheld	48	1	(1)	—	—	—	—
Stock forfeited under employee stock purchase plans prior to vesting	(25)	(1)	1	—	—	—	—
Net loss	—	—	—	—	(6,944)	—	(6,944)
Other comprehensive loss	—	—	—	(252)	—	—	(252)
Balance at March 28, 2020	56,628	$1,549	$899,978	$(1,106)	$(709,520)	$(39,986)	$150,915

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	53,955	$1,482	$876,073	$(753)	$(684,882)	$(39,986)	$151,934
Stock-based compensation	—	—	3,145	—	—	—	3,145
Exercise of stock options	49	1	289	—	—	—	290
Issuance of vested performance restricted stock units and restricted stock units, net of taxes withheld	167	5	(32)	—	—	—	(27)
Stock forfeited under employee stock purchase plans prior to vesting	(7)	—	—	—	—	—	—
Net loss	—	—	—	—	(9,767)	—	(9,767)
Other comprehensive income	—	—	—	266	—	—	266
Balance at March 30, 2019	54,164	$1,488	$879,475	$(487)	$(694,649)	$(39,986)	$145,841
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Operating activities:
Net loss	$(6,944)	$(9,767)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,984	3,145
Depreciation and amortization	3,544	2,281
Loss on asset retirements	—	95
Changes in operating assets and liabilities:
Accounts receivable, net	(20,627)	11,823
Inventory	9,614	2,925
Prepaid expenses and other assets	758	(1,935)
Accounts payable	9,472	(6,349)
Accrued liabilities	1,367	(1,614)
Deferred revenue	2,071	719
Other long-term liabilities	(990)	(1,696)
Net cash provided by (used in) operating activities	1,249	(373)
Investing activities:
Purchases of property and equipment	(1,729)	(5,039)
Net cash used in investing activities	(1,729)	(5,039)
Financing activities:
Proceeds from exercise of stock options	1,099	290
Taxes paid for awards vested under equity incentive plan	—	(27)
Payments related to financing arrangements	(842)	(653)
Proceeds from line of credit	30,000	30,000
Repayment of line of credit	(30,000)	(30,000)
Payments to originate the line of credit	(177)	—
Net cash provided by (used in) financing activities	80	(390)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(240)	223
Net decrease in cash, cash equivalents and restricted cash	(640)	(5,579)
Cash, cash equivalents and restricted cash at beginning of period	47,457	50,274
Cash, cash equivalents and restricted cash at end of period	$46,817	$44,695
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited financial statements at that date.
The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first, second and third quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one less day in the three months ended March 28, 2020 than for the three months ended March 30, 2019. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the recent COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict. The Company has instituted office closures, implemented shelter-in-place orders and restrictions and instituted a mandatory work from home policy for substantially all of its employees. The spread of COVID-19 has impacted the Company's supply chain operations through restrictions and shutdown of business activities by suppliers whom the Company relies on for sourcing components and materials and third-party partners whom the Company relies on for manufacturing, warehousing and logistics services. Although demand for the Company's products have remained strong as subscribers seek more bandwidth and better WiFi, customers’ purchasing decisions may be impacted by the pandemic, which could in turn impact the Company's revenue and results of operations. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019. The Company’s significant accounting policies did not change during the three months ended March 28, 2020.

Newly Adopted Accounting Standard
The Company did not adopt any new accounting standards during the three months ended March 28, 2020 that were significant to the Company.

Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the three months ended March 28, 2020, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, that are significant or potentially significant to the Company.
3. Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 28, 2020	December 31, 2019
Cash and cash equivalents:
Cash	$46,189	$46,815
Money market funds	—	14
Total cash and cash equivalents	46,189	46,829
Restricted cash	628	628
	$46,817	$47,457
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities.
4. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	March 28, 2020	December 31, 2019
Accounts receivable	$67,574	$46,883
Allowance for doubtful accounts	(438)	(374)
	$67,136	$46,509
Inventory consisted of the following (in thousands):

	March 28, 2020	December 31, 2019
Raw materials	$206	$656
Finished goods	30,333	39,497
	$30,539	$40,153
Property and equipment, net consisted of the following (in thousands):

	March 28, 2020	December 31, 2019
Test equipment	$37,216	$37,001
Software	20,879	20,646
Computer equipment	11,063	10,835
Furniture and fixtures	2,340	2,342
Leasehold improvements	2,031	2,047
Total	73,529	72,871
Accumulated depreciation and amortization	(53,127)	(51,344)
	$20,402	$21,527

Other long-term assets consisted of the following (in thousands):

	March 28, 2020	December 31, 2019
Intangible asset	$11,491	$12,148
Capitalized cloud implementation costs	3,638	6,089
Other long-term assets	1,421	1,203
	$16,550	$19,440
Intangible Asset
In March 2018, the Company entered into an agreement with a vendor to develop certain software product and related enhancements pursuant to which the Company may be obligated to make minimum revenue-share payments under the program of up to $15.8 million over the three years following availability for sale. The payments are based on a revenue-share rate applied to revenue from the developed-product and the corresponding hardware sales subject to a minimum and a maximum aggregate amount over the three-year sales period. The intangible asset has an estimated five-year useful life and is being amortized using the greater of the ratio of current gross revenue for the products to the total of current and anticipated future gross revenue for the products or the straight-line method.
Capitalized Cloud Implementation Costs
In January 2020, the Company went live with its cloud-based enterprise resource planning (“ERP”) system. As a result the Company capitalized $7.5 million of implementation costs in both prepaid expenses and other current assets and other long-term assets in the Company's Condensed Consolidated Balance Sheet. This amount is being amortized over a period of 29 months, representing the remaining contractual term. The amortization expense for the three months ended March 28, 2020 was $0.8 million.
Accrued liabilities consisted of the following (in thousands):

	March 28, 2020	December 31, 2019
Compensation and related benefits	$15,854	$19,010
Customer advances or rebates	7,767	7,252
Warranty and retrofit	7,430	7,294
Professional and consulting fees	5,722	4,996
Current portion of financing arrangements	4,618	4,044
Component inventory held by suppliers	4,234	1,925
Operating leases	2,728	2,663
Taxes payable	2,729	2,021
Operations	1,163	1,053
Freight	883	808
Product returns	801	919
Insurance	671	852
Other	3,375	4,709
	$57,975	$57,546

Warranty and Retrofit
The Company provides a standard warranty for its hardware products. Hardware generally has a one- or five-year standard warranty from the date of shipment. Under certain circumstances, the Company also provides fixes on specifically identified performance failures for products that are outside of the standard warranty period and recognizes estimated costs related to retrofit activities upon identification of such product failures. The Company accrues for potential warranty and retrofit claims based on the Company’s historical product failure rates and historical costs incurred in correcting product failures along with other relevant information related to any specifically identified product failures. The Company’s warranty and retrofit accruals are based on estimates of losses that are probable based on information available. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available. Changes in the Company’s warranty and retrofit accrual are as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Balance at beginning of period	$7,294	$8,547
Provision for warranty and retrofit charged to cost of revenue	1,349	706
Utilization of reserve	(1,213)	(1,087)
Balance at end of period	$7,430	$8,166
5. Credit Agreements
Line of Credit
In January 2020, the Company terminated its loan and security agreement with Silicon Valley Bank and entered into a new loan and security agreement with Bank of America, N.A. (“BofA Loan Agreement”). The BofA Loan Agreement provides for a revolving facility up to a principal amount of $35.0 million, including a $10.0 million sublimit for letters of credit. The BofA Loan Agreement matures, and all outstanding amounts become due and payable, in January 2023. The BofA Loan Agreement is secured by substantially all of the Company’s assets, including the Company’s intellectual property. Loans under the credit facility will bear interest at a rate per annum equal to LIBOR (customarily defined) plus an applicable margin between 1.50% to 2.25% and Prime Rate (customarily defined) plus an applicable margin between 0.50% to 1.25%, in each case largely based on a fixed charge coverage ratio measured at the end of each fiscal quarter. The availability of borrowings under the BofA Loan Agreement is subject to certain conditions and requirements, including among others, if at any time the Company’s availability is less than $5.0 million, the Company must maintain a minimum fixed charge coverage ratio (“FCCR”) of 1.0 to 1.0. As of March 28, 2020, the Company was in compliance with these requirements, had borrowings outstanding of $30.0 million, availability of $5.0 million and an FCCR of 7.9 to 1.0. The Company's interest rate on the line of credit was 4.5% as of March 28, 2020.
Financing Arrangements
During 2018, the Company entered into financing arrangements to purchase lab and test equipment for approximately $5.1 million. Each agreement is to be paid over 36 months with a weighted average interest rate of 6.2%. As of March 28, 2020, there was $2.5 million outstanding under these financing arrangements, which is included in accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
During 2017, 2018 and 2019, the Company entered into financing arrangements for consulting services of $5.4 million in connection with the Company’s ERP implementation. The current amounts due under this agreement are to be paid over a weighted average term of 2.4 years with a weighted average interest rate of 6.5%. As of March 28, 2020, there was $1.8 million outstanding under these arrangements, which is included in accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.

6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of March 28, 2020 (in thousands):

Period	Minimum Future Lease Payments
Remainder of 2020	$2,846
2021	3,604
2022	3,461
2023	3,578
2024	3,388
Thereafter	2,881
Total future minimum lease payments	19,758
Less imputed interest	(3,388)
$16,370
Operating lease liability consisted of the following (in thousands):

March 28, 2020
Accrued liabilities - current portion of operating leases	$2,728
Operating leases	13,642
$16,370
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $13.5 million and are included in the table above.
The weighted average discount rate for the Company's operating leases as of March 28, 2020 was 7.0%. The weighted average remaining lease term as of March 28, 2020 was 4.9 years.
For the three months ended March 28, 2020 and March 30, 2019, total rent expense of the Company was $1.1 million and $1.2 million, respectively. Cash paid within operating cash flows for operating leases was $1.0 million and $0.8 million for three months ended March 28, 2020 and March 30, 2019, respectively.
Purchase Commitments
The Company’s contract manufacturers (“CMs”) and original design manufacturers (“ODMs”) place orders for certain component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs and ODMs. The Company places purchase orders with its CMs and ODMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the finished goods inventory. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. As of March 28, 2020, the Company had approximately $74.9 million of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs, within one year.
The Company has from time to time, and subject to certain conditions, reimbursed its suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of parts by its suppliers, or in cases where inventory levels greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $4.2 million and $1.9 million as of March 28, 2020 and December 31, 2019, respectively. The Company records the related charges in cost of systems revenue in its Condensed Consolidated Statements of Comprehensive Loss.

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
The number of shares available for issuance under the 2019 Plan includes an initial reserve of 1.7 million shares of common stock, any shares of common stock that are available for issuance under the 2010 Plan as of the effective date of the 2019 Plan and any shares of common stock subject to issued and outstanding awards under the 2010 Plan that expire, are cancelled or otherwise terminate following the effective date of the 2019 Plan. As of March 28, 2020, there were 2.4 million shares available for issuance under the 2019 Plan.
Stock Options
During the three months ended March 28, 2020, performance-based stock option awards exercisable for up to an aggregate of 0.8 million shares of common stock were granted to certain Company executives with a grant date fair value of $9.16 per share. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net income for 2020 (collectively, the “2020 Performance Targets”) during the one-year performance period. These performance-based stock option awards will vest, subject to certification by the Compensation Committee of the Company’s Board of Directors upon the achievement of the 2020 Performance Targets, as to 25% of the shares of common stock earned on the date of such certification, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. Under the 2020 Performance Targets, if non-GAAP net income is below 80% of target and bookings are below 90% of target, no shares are awarded. From this base, shares are awarded on a 50% weighting for both non-GAAP net income and bookings up to 100% for each 2020 Performance Target using a sliding scale. The probability of meeting the performance conditions related to these performance-based stock option awards was assessed to be probable as of March 28, 2020, and stock-based compensation expense of $0.3 million was recognized for the three months ended March 28, 2020.
During the three months ended March 30, 2019, performance-based stock option awards exercisable for up to an aggregate of 2.0 million shares of common stock were granted to Company executives with a grant date fair value of $8.03 per share. These performance-based stock option awards contained a one-year performance period and a subsequent three-year service period. The actual number of shares earned was contingent upon achievement of both annual and quarterly corporate financial targets for revenue, non-GAAP gross margin and non-GAAP net income per share for 2019 (collectively, the “2019 Performance Targets”) during the one-year performance period. In February 2020, following the review of the Company’s financial performance for 2019, the Compensation Committee of the Company’s Board of Directors certified that the 2019 Performance Targets (as modified) for the 2019 performance-based stock options were partially met, resulting in an award to each Company executive of 30% of their target shares. One quarter of these performance-based stock option awards vested on this date, and the remaining 75% of the shares of common stock earned will vest in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates.
During the three months ended March 28, 2020, stock options exercisable for up to an aggregate of 50,000 shares were granted with a grant date fair value of $9.16 per share. During the three months ended March 28, 2020, 0.2 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $7.01 per share. As of March 28, 2020, unrecognized stock-based compensation expense of $7.5 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units
During the three months ended March 28, 2020, RSUs for 48,000 shares of common stock vested. As of March 28, 2020, unrecognized stock-based compensation expense of $0.6 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 0.3 years.
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
The offering periods under the ESPP are six-month periods commencing on May 15 and November 15 of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. In May 2019, the stockholders approved an increase in the number of shares of common stock issuable under the ESPP by 2.5 million shares. The total shares authorized for issuance under the ESPP increased from 7.3 million shares to 9.8 million shares. As of March 28, 2020, there were 3.2 million shares available for issuance under the ESPP. As of March 28, 2020, unrecognized stock-based compensation expense of $0.2 million related to the ESPP is expected to be recognized over a remaining service period of 0.1 years.
The NQ ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their annual compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The NQ ESPP provides two six-month offering periods, currently from December 21 through June 20 and June 21 through December 20 of each year. In May 2018, the stockholders approved an amendment of certain terms and an increase in the number of shares of common stock issuable under the NQ ESPP by 2.5 million shares. The maximum number of shares of common stock currently authorized for issuance under the NQ ESPP is 3.5 million shares, with a maximum of 0.5 million shares allocated per purchase period. As of March 28, 2020, there were 1.6 million shares available for issuance under the NQ ESPP. As of March 28, 2020, unrecognized stock-based compensation expense of $2.7 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 1.0 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three months ended
	March 28, 2020	March 30, 2019
Cost of revenue:
Products	$107	$155
Services	115	99
Research and development	1,010	1,016
Sales and marketing	956	1,074
General and administrative	796	801
	$2,984	$3,145
8. Revenue from Contracts with Customers
The Company derives revenue from contracts with customers primarily from the following and categorizes its revenue as follows:

•	Systems include revenue from the sale of access and premises systems, software platform licenses and cloud-based software subscriptions.

•	Services include revenue from professional services, customer support, software- and cloud-based maintenance, extended warranty subscriptions, training and managed services.

The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
United States	$88,050	$75,785
Europe	4,121	2,439
Canada	3,563	3,415
Caribbean	2,372	2,266
Middle East	2,301	3,751
Other	1,275	1,694
	$101,682	$89,350
Contract Asset
The primary contract asset is revenue recognized on professional services contracts where the services are transferred to the customer over time, which has yet to be billed, and is classified within accounts receivable. Amounts are billed in accordance with the agreed-upon contractual terms. The balance at December 31, 2019 was $5.0 million of which $1.7 million remained in the Company's Condensed Consolidated Balance Sheet at March 28, 2020. The closing balance at March 28, 2020 was $2.9 million of which the Company expects to bill 58% of the balance during the remainder of 2020. The decrease in the contract asset was driven by billings for past services in the first quarter of 2020 as well as the timing and volume of professional services contracts during the quarter.
Contract Liability
Deferred revenue consisted of the following (in thousands):

	March 28, 2020	December 31, 2019
Current:
Products and services	$15,667	$12,480
Extended warranty	4,245	4,678
	19,912	17,158
Long-term:
Products and services	423	790
Extended warranty	17,233	17,550
	17,656	18,340
	$37,568	$35,498
The increase in the deferred revenue balance for the three months ended March 28, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by $6.1 million of revenue recognized that was included in the deferred revenue balance at the beginning of each period, respectively.
Revenue allocated to remaining performance obligations represent contract revenue that has not yet been recognized for contracts greater than one year, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This amount was $61.1 million as of March 28, 2020, and the Company expects to recognize 46% of such revenue over the next 12 months and the remainder thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to extended warranty support for which the expected amortization period is greater than one year. As of March 28, 2020, the unamortized balance of deferred commissions was $0.7 million. For the three months ended March 28, 2020, the amount of amortization was less than $0.1 million, and there was no impairment loss in relation to the costs capitalized.
Concentration of Customer Risk
CenturyLink, Inc. represented 15% and 14% of total revenue for the three months ended March 28, 2020 and March 30, 2019, respectively. No other customers accounted for more than 10% of the Company’s total revenue for these periods.

As of March 28, 2020, CenturyLink, Inc. accounted for 25% of the Company's accounts receivable and Verizon Communications Inc. accounted for 14% of the Company’s account receivable as of March 30, 2019.
9. Income Taxes
The following table presents the provision for income taxes from operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 28, 2020	March 30, 2019
Provision for income taxes	$329	$155
Effective tax rate	(5.0)%	(1.6)%
The effective tax rate for the three months ended March 28, 2020 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods.
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
10. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 28, 2020	March 30, 2019
Numerator:
Net loss	$(6,944)	$(9,767)
Denominator:
Weighted-average common shares outstanding used to compute basic net loss per share	56,540	54,048
Basic and diluted net loss per common share	$(0.12)	$(0.18)
Potentially dilutive shares, weighted average	7,133	6,221
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
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue or other financial items, any statement of or concerning the following: the plans and objectives of management for future operations, proposed new products or licensing, product development, anticipated customer demand or capital expenditures, anticipated growth and trends in our business and industry, future economic and/or market conditions or performance and assumptions underlying any of the above. In some cases, forward-looking statements can be identified by the use of terminology such as “could,” “may,” “will,” “would,” “expects,” “believes,” “intends,” “plans,” “anticipates,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative thereof or other comparable terminology. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including those identified in the Risk Factors discussed in Part II, Item 1A, of this report on Form 10-Q, as well as in other sections of this report and in our Annual Report on Form 10-K for the year ended December 31, 2019. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
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
Beginning in 2018, the United States enacted a series of tariffs on certain goods manufactured in China. As a result of these tariffs, we incurred U.S. tariff and tariff-related costs of $6.2 million in 2019 and $1.0 million in 2020. In order to mitigate the impact of the tariffs enacted by the United States, we undertook a broad plan to realign our global supply chain by moving substantially all of our production outside of China in addition to other supply chain improvements in the first half of 2019. As a result of the tariffs imposed on a broader list of products in September 2019, we expanded the scope of our global supply chain realignment plan, which is expected to take until the end of 2020 to complete.
Our revenue and potential revenue growth will depend on our ability to sell and license our cloud and software platforms, systems and services to strategically aligned customers, including from market segments such as cable MSOs, WISPs, fiber overbuilders, municipalities and electric cooperatives, in the United States and internationally.
Revenue fluctuations result from many factors, including, but not limited to: increases or decreases in customer orders for our products and services, market, financial or other factors that may delay or materially impact customer purchasing decisions including as a result of uncertainty related to the COVID-19 pandemic, non-availability of products due to supply chain challenges including business closures, manufacturing disruptions and component shortages due to the COVID-19 pandemic, contractual terms with customers that result in delayed revenue recognition and varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first quarter as they are finalizing their annual budgets, and in certain regions, customers are challenged by winter weather conditions that inhibit fiber deployment in outside infrastructure. Our revenue is also dependent upon our customers’ timing of purchases, capital expenditure plans and decisions to upgrade their network or adopt new technologies, including adoption of our software and cloud platform solutions, as well as our ability to grow our customer base.
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that impacted our cost of revenue for the three months ended March 28, 2020, and that we expect will impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in product warranty and incurrence of retrofit costs, changes in the cost of our inventory, including higher costs due to materials shortages including components, supply constraints or unfavorable changes in trade policies, investments to support expansion of cloud and customer support offerings, tariffs and associated costs to mitigate the impact of tariffs, amortization of intangibles, asset write-offs, silicon support fees and inventory write-downs. In particular, recently we have seen increases in global freight charges following China’s reopening of manufacturing. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if there are declines in revenue.
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
Our net loss was $6.9 million for the three months ended March 28, 2020, respectively, compared to a net loss of $9.8 million for the three months ended March 30, 2019, respectively. Since our inception we have incurred significant losses, and as of March 28, 2020, we had an accumulated deficit of $709.5 million. Further, as a result of factors contributing to the fluctuations described above among other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
COVID-19 Pandemic
We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the response to the pandemic is in its early stages and information is rapidly evolving. We have instituted office closures, implemented shelter-in-place orders and restrictions and instituted a mandatory work from home policy for substantially all of our employees. The spread of COVID-19 has impacted our supply chain operations through restrictions and shutdown of business activities by suppliers whom we rely on for sourcing components and materials and third-party partners whom we rely on for manufacturing, warehousing and logistics services. While we experienced and continue to experience the effects of a supply disruption, it did not have a significant impact on our first quarter of 2020 results. At the same time, the demand for products in the telecommunications industry, including for our products, has remained strong as subscribers seek more bandwidth and better WiFi, exacerbating the impact of the supply disruption. As the global response to address the COVID-19 pandemic evolves, we believe societal behaviors will accelerate and increase demands on the access infrastructure, which would have a favorable impact on the business outlook for Calix. However, in the near term, the impact to the overall economy and its effect on consumer buying decisions create significant uncertainty, which could in turn negatively impact our revenue and results of operations. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is uncertain.
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
Our critical accounting policies and estimates, which are revenue recognition and inventory valuation, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019. For the three months ended March 28, 2020, there have been no significant changes in our critical accounting policies and estimates.

Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the three months ended March 28, 2020, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2019, that are significant or potentially significant to us.
Results of Operations
Comparison of the Three Months Ended March 28, 2020 and March 30, 2019
Revenue
Our revenue is comprised of the following:

•	Systems include revenue from the sale of access and premises systems, software platform licenses and cloud-based software subscriptions.

•	Services include revenue from professional services, customer support, software- and cloud-based maintenance, extended warranty subscriptions, training and managed services.
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019	Variance in Dollars	Variance in Percent
Revenue:
Systems	$94,509	$82,360	$12,149	15%
Services	7,173	6,990	183	3%
	$101,682	$89,350	$12,332	14%

Percent of total revenue:
Systems	93%	92%
Services	7%	8%
	100%	100%
Our revenue increased by $12.3 million for the three months ended March 28, 2020, as compared to the corresponding period in 2019 due to higher systems revenue of $12.1 million and higher services revenue of $0.2 million. The increase in systems revenue was primarily due to higher revenue from our small, regional customers and to a lesser extent our medium-sized incumbent local exchange carrier, or ILEC, customers. Revenue in first quarter of 2019 was impacted by production challenges and delays associated with our global supply chain realignment efforts. Services revenue was relatively flat compared to the same period in 2019.
For the three months ended March 28, 2020, revenue generated in the United States was $88.1 million, or 87% of our total revenue, compared to $75.8 million, or 85% of our total revenue, for the same period in 2019. International revenue was $13.6 million, or 13% of our total revenue, for the three months ended March 28, 2020, as compared to $13.6 million, or 15% of our total revenue, for the same period in 2019.
Only CenturyLink, Inc. accounted for more than 10% of the Company's total revenue, representing 15% and 14% of total revenue for the first quarter of 2020 and 2019, respectively.
Cost of Revenue, Gross Profit and Gross Margin
The following table sets forth our cost of revenue (dollars in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019	Variance in Dollars	Variance in Percent
Cost of revenue:
Systems	$50,708	$44,601	$6,107	14%
Services	5,350	6,406	(1,056)	(16)%
	$56,058	$51,007	$5,051	10%

Our cost of revenue increased by $5.1 million for the three months ended March 28, 2020 as compared with the corresponding period in 2019. The $6.1 million increase in our systems cost of revenue was consistent with the increase in revenue for the three months ended March 28, 2020 compared with the corresponding period in 2019. The decrease in services cost of revenue was mainly due to reduced personnel costs for the three months ended March 28, 2020 compared with the corresponding period in 2019.
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019	Variance in Dollars	Variance in Percent
Gross profit:
Systems	$43,801	$37,759	$6,042	16%
Services	1,823	584	1,239	212%
	$45,624	$38,343	$7,281	19%
Gross margin:
Systems	46.3%	45.8%
Services	25.4%	8.4%
Overall	44.9%	42.9%
Gross profit increased to $45.6 million for the three months ended March 28, 2020, from $38.3 million during the corresponding period in 2019 primarily due to higher systems and services gross margin.
During the three months ended March 28, 2020, systems gross margin was negatively impacted by U.S. tariff and tariff-related costs of $1.0 million, or 100 basis points, and intangible asset amortization of $0.7 million, or 70 basis points. Excluding the impact of U.S. tariff and tariff-related costs and intangible assets amortization, systems gross margin was 48.1% for the three months ended March 28, 2020. During the three months ended March 30, 2019, systems gross margin was negatively impacted by U.S. tariff and tariff-related costs of $2.2 million, or 260 basis points. There was no intangible asset amortization in the three months ended March 30, 2019. Excluding the impact of U.S. tariff and tariff-related costs, systems gross margin was 48.5% for the three months ended March 30, 2019. Systems gross margin excluding U.S. tariff and tariff-related costs and intangible assets amortization declined 40 basis points for the three months ended March 28, 2020 compared the corresponding period in 2019, mainly due to a less favorable customer and product mix, partially offset by continued growth in our all-platform offerings.
Services gross margin increased for the three months ended March 28, 2020 compared to the corresponding period in 2019 due to lower personnel costs as our service revenue mix shifts away from low gross margin deployment services to higher gross margin software maintenance and services aligned with our platform offerings.
Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019	Variance in Dollars	Variance in Percent
Research and development	$20,671	$19,330	$1,341	7%
Percent of total revenue	20%	22%
Research and development expenses for the three months ended March 28, 2020 increased by $1.3 million as compared with the corresponding period in 2019 mainly due to higher personnel expenses of $1.1 million, primarily related to incentive compensation expense in 2020 compared to no incentive compensation earned in the year ago period, and higher outside services expenses of $0.7 million. This increase was partially offset by decreases in equipment expenses of $0.2 million.

Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019	Variance in Dollars	Variance in Percent
Sales and marketing	$20,624	$19,339	$1,285	7%
Percent of total revenue	20%	22%
Sales and marketing expenses for the three months ended March 28, 2020 increased by $1.3 million as compared with the corresponding period in 2019 primarily due to higher personnel costs of $1.0 million, resulting from increased headcount and to a lesser extent incentive compensation, and higher marketing costs of $0.6 million. This increase was partially offset by decreases in travel expenses of $0.2 million.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019	Variance in Dollars	Variance in Percent
General and administrative	$10,669	$8,787	$1,882	21%
Percent of total revenue	10%	10%
General and administrative expenses for the three months ended March 28, 2020 increased by $1.9 million as compared with the corresponding period in 2019 mainly due to an increase in personnel costs of $1.2 million, primarily related to incentive compensation expense in 2020 compared to no incentive compensation earned in the year ago period, and the initial capitalized cloud-computing amortization of $0.8 million as our cloud-based ERP system went live in January of 2020.
Provision for Income Taxes
The following table sets forth our provision for income taxes (dollars in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019	Variance in Dollars	Variance in Percent
Provision for income taxes	$329	$155	$174	112%
Effective tax rate	(5.0)%	(1.6)%
The effective tax rate for the three months ended March 28, 2020 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods.
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
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations, borrowings on our line of credit, financing arrangements for certain lab equipment and consulting services and sales of our common stock. As of March 28, 2020, we had cash and cash equivalents of $46.2 million, which consisted of deposits held at banks held at major financial institutions.

Operating Activities
Net cash provided by operating activities was $1.2 million for the three months ended March 28, 2020 and consisted of $6.5 million of non-cash charges and $1.7 million of cash flow increases reflected in the net change in assets and liabilities, partially offset by a net loss of $6.9 million. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of an increase in accounts payable of $9.5 million, primarily due to timing of payments to our contract manufacturers, or CMs, a decrease in inventory of $9.6 million due to lower deliveries due to the supply disruption during of the quarter, an increase in deferred revenue of $2.1 million mainly due to increased Calix Cloud subscriptions and an increase in accrued liabilities of $1.4 million due to an increase in inventory held by suppliers. This was partially offset by an increase in accounts receivable of $20.6 million, mainly due to timing of shipments and delays in processing invoices due to the ERP migration.
Non-cash charges primarily consisted of stock-based compensation of $3.0 million and depreciation and amortization of $3.5 million.
During the three months ended March 30, 2019, net cash used in operating activities was $0.4 million and consisted of a net loss of $9.8 million partially offset by $3.9 million of cash flow increases reflected in the net change in assets and liabilities and by $5.5 million of non-cash charges. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in accounts receivable of $11.8 million, mainly due to lower sales, a decrease in inventory of $2.9 million, primarily due to unavailability of finished goods from our supply chain partners, and an increase in deferred revenue of $0.7 million due to increased sales of license subscriptions and related support. This was partially offset by a decrease in accounts payable of $6.3 million, primarily due to a commensurate decline in cost of revenue, an increase in prepaid expenses and other assets of $1.9 million, mainly due to inventory sold to a CM and not yet paid, a decrease in other long-term liabilities of $1.7 million, mainly due to the amortization of operating lease liabilities, and a decrease in accrued liabilities of $1.6 million, mainly related to a decrease in accrued professional and consulting fees and a decrease in accrued business events. Non-cash charges primarily consisted of stock-based compensation of $3.1 million and depreciation and amortization of $2.3 million.
Investing Activities
Net cash used in investing activities of $1.7 million for the three months ended March 28, 2020 consisted of capital expenditures primarily for purchases of test equipment, computer equipment and software.
Net cash used in investing activities of $5.0 million for the three months ended March 30, 2019 consisted of capital expenditures primarily for purchases of test equipment, computer equipment and software.
Financing Activities
Net cash provided by financing activities of $0.1 million for the three months ended March 28, 2020 mainly consisted of proceeds from the issuance of common stock from stock option exercises of $1.1 million offset by payments related to financing arrangements of $0.8 million and payments to originate the credit line of $0.2 million.
Net cash used in financing activities of $0.4 million for the three months ended March 30, 2019 mainly consisted of payments for financing arrangements of $0.7 million partially offset by proceeds from the issuance of common stock from stock option exercises of $0.3 million.
Working Capital and Capital Expenditure Needs
Our material cash commitments include contractual obligations under our Bank of America Loan Agreement, or BofA Loan Agreement, obligations from financing arrangements, minimum revenue-share obligations, normal recurring trade payables, compensation-related and expense accruals, operating leases and non-cancelable firm purchase commitments. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. In the event that our revenue plan does not meet our expectations, we may be required to eliminate or curtail expenditures to mitigate the impact on our working capital.
In January 2020, we terminated the Silicon Valley Bank Loan Agreement and entered into a new loan and security agreement with Bank of America, N.A. The BofA Loan Agreement provides for a revolving facility up to a principal amount of up to $35.0 million, including a $10.0 million sublimit for letters of credit. The BofA Loan Agreement matures, and all outstanding amounts become due and payable, in January 2023. The BofA Loan Agreement is secured by substantially all of our assets, including our intellectual property. Loans under the credit facility will bear interest at a rate per annum equal to LIBOR (customarily defined) plus an applicable margin between 1.50% to 2.25% and Prime Rate (customarily defined) plus an applicable margin between 0.50% to 1.25%, in each case largely based on a fixed charge coverage ratio measured at the end of each fiscal quarter. The availability of borrowings under the BofA Loan Agreement is subject to certain conditions and requirements, including among others, if at any time our availability is less than $5.0 million, we must maintain a minimum fixed charge coverage ratio, or FCCR, of 1.0 to 1.0. As of March 28, 2020, we were in compliance with these requirements, had borrowings outstanding of $30.0 million, availability of $5.0 million and an FCCR of 7.9 to 1.0. Our interest rate on the line of credit was 4.5% as of March 28, 2020.
During 2018, we entered into financing arrangements to purchase lab equipment for approximately $5.1 million. Each agreement is to be paid over 36 months with a weighted average interest rate of 6.2%. As of March 28, 2020, we had $2.5 million outstanding under these financing arrangements.
During 2017, 2018 and 2019, in connection with our ERP implementation, we entered into financing arrangements for consulting services of $5.4 million. The current amounts due under this agreement are to be paid over a weighted average term of 2.4 years with a weighted average interest rate of 6.5%. As of March 28, 2020, there was $1.8 million outstanding under this arrangement.
In March 2018, the Company entered into an agreement with a vendor to develop software products pursuant to which the Company will become obligated, if the vendor delivered software that meets the Company's technical requirements for commercial sale, to make minimum revenue-share payments of $15.8 million over the subsequent three years. The payments are based on a revenue-share rate applied to revenue from developed product sales subject to a minimum and a maximum aggregate amount over the three-year sales period. We had our first sale in August 2019. Revenue-share payments are paid quarterly in arrears, and we began making payments in the first quarter of 2020.
We believe, based on our current operating plan and expected operating cash flows, that our existing cash and cash equivalents, along with available borrowings under our BofA Loan Agreement, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth; timing of customer payments and payment terms, particularly of larger customers; the timing and extent of spending to support development efforts, particularly research and development related to growth initiatives such as our software and cloud platforms, and our ability to partner with third parties to outsource our research and development projects; our ability to manage product cost, including the cost impact of the U.S. tariffs as well as our ability to continue to mitigate the cost impact through supply chain re-engineering, the possibility of additional tariffs that may impact our product costs and higher component costs associated with new technologies; the impact of the COVID-19 pandemic, our ability to implement efficiencies and maintain product margin levels; the expansion of sales and marketing activities; the success of revenue share programs; the timing of introductions and timing and rate of customer adoption of new products and enhancements to existing products; the slowdowns or declines in customer purchases of traditional systems; acquisition of new capabilities or technologies; and the continued market acceptance of our products. If we are unable to execute on our current operating plan or generate positive operating income and positive cash flows, our liquidity, results of operations and financial condition will be adversely affected and we may fail to meet the borrowing base requirements or comply with the covenants in the BofA Loan Agreement, in which case we may not be able to borrow under the BofA line of credit. We may need to seek other sources of liquidity, including the sale of equity or incremental borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which may adversely impact our business and potential growth.
Contractual Obligations and Commitments
Our principal commitments as of March 28, 2020 consisted of our contractual obligations under the BofA Loan Agreement, financing arrangements, operating leases for office space and non-cancelable outstanding purchase obligations. The following table summarizes our contractual obligations at March 28, 2020 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Line of credit, including interest (1)	$33,828	$1,350	$32,478	$—	$—
Financing arrangements (2)	20,350	4,757	15,593	—	—
Operating lease obligations (3)	19,758	3,779	7,025	6,867	2,087
Non-cancelable purchase commitments (4)	74,911	74,911	—	—	—
	$148,847	$84,797	$55,096	$6,867	$2,087
(1) Line of credit contractual obligations include projected interest payments over the term of the BofA Loan Agreement, assuming the interest rate in effect for the outstanding borrowings as of March 28, 2020 of 4.5% and payment of the borrowings on January 27, 2023, the contractual maturity date of the credit facility. See Note 5, “Credit Agreements” of the

Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our contractual obligations relating to our line of credit.
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
(3) Future minimum operating lease obligations in the table above include primarily payments for our office locations, which expire at various dates through 2025. See Note 6 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our operating leases.
(4) Represents outstanding purchase commitments for inventory to be delivered by our third-party manufacturers. See Note 6, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our outstanding purchase commitments.
Off-Balance Sheet Arrangements
As of March 28, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At March 28, 2020, we had cash and cash equivalents of $46.2 million, which were held entirely in cash. We don't believe that we have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings under our Loan Agreement with BofA. Borrowings under the BofA Loan Agreement will bear interest through maturity at a variable annual rate based upon an annual rate of either a prime rate or a LIBOR rate, plus an applicable margin between 0.5% to 1.25% for prime rate advances and between 1.5% and 2.25% for LIBOR advances based on our FCCR. As of March 28, 2020, we had $30.0 million outstanding in borrowings under the BofA Loan Agreement.
Foreign Currency Exchange Risk
Our primary foreign currency exposures are described below.
Economic Exposure
The direct effect of foreign currency fluctuations on our sales and expenses has not been material because our sales and expenses are primarily denominated in U.S. dollars, or USD. However, we are indirectly exposed to changes in foreign currency exchange rates to the extent of our use of foreign CMs whom we pay in USD. Increases in the local currency rates of these vendors in relation to USD could cause an increase in the price of products that we purchase. Additionally, if the USD strengthens relative to other currencies, such strengthening could have an indirect effect on our sales to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker USD could have the opposite effect. The precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations.
Translation Exposure
Our sales contracts are primarily denominated in USD and, therefore, the majority of our revenue is not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities with our active subsidiaries in China and the United Kingdom, whose functional currencies are Chinese Renminbi, or RMB, and British Pounds Sterling, or GBP.
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

	Three Months Ended
	March 28, 2020	March 30, 2019
USD	91%	90%
RMB	6%	7%
GBP	3%	3%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB and GBP, our operating expenses for the first three months of 2020 would have decreased or increased by approximately $0.5 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 28, 2020 was a net translation loss of $0.3 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Condensed Consolidated Statements of Comprehensive Loss. During the three months ended March 28, 2020, the net gain we recognized related to these foreign exchange assets and liabilities was approximately $0.1 million.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of March 28, 2020, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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

Changes in Internal Control over Financial Reporting
During the first quarter of 2020, we implemented a new cloud-based enterprise resource planning system. In connection with this implementation and related business processes, we replaced or revised some internal controls that were previously considered effective with new or modified controls that are also expected to be effective. Other than these changes, there was no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings
For a description of our material pending legal proceedings, please refer to Note 6 “Commitments and Contingencies – Litigation” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.
ITEM 1A. Risk Factors
We have identified the following additional risks and uncertainties that may affect our business, financial condition and/or results of operations. The risks described below include any material changes to and supersede the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 21, 2020. Investors should carefully consider the risks described below, together with the other information set forth in this Quarterly Report on Form 10-Q, before making any investment decision. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
Risks Related to Our Business and Industry
Our business and results of operations may be negatively affected by the COVID-19 pandemic that has severely impacted the global economy.
In late 2019 a novel strain of coronavirus, or COVID-19, was reported in Wuhan, China. COVID-19 has since been declared a global pandemic by the World Health Organization and has severely impacted the global economy, disrupting financial markets, supply chains, customer spending and purchasing patterns and general business operations. In response, governments have implemented measures to attempt to contain and mitigate the transmission of COVID-19, including shelter in place orders, travel restrictions, mandatory quarantines and shutdown of certain non-essential business activities, all of which have resulted in global business disruptions. We cannot predict the continued impact of the pandemic and the degree to which our business and results of operations may be affected. There are no assurances that the global economy will recover quickly or at all, or that impacted areas will be able to fully contain COVID-19 to avoid a new wave of infections. The COVID-19 pandemic has also presented financial challenges to numerous businesses, which may result in liquidity issues leading to heightened difficulties with collections.
In consideration of the health and safety of our employees, we instituted office closures, implemented shelter-in-place orders and restrictions, and instituted a mandatory work from home policy for substantially all of our employees. While these measures help to contain and mitigate the transmission of COVID-19, such measures are disruptive, require transition to new business processes and detract our employees from normal business activities.
The spread of COVID-19 has impacted our supply chain operations through restrictions and shutdown of business activities, suppliers from whom we rely on for sourcing components and materials and third-party partners from whom we rely on for manufacturing, warehousing and logistics services. Specifically, the manufacture of our products requires optical-electronic components and materials sourced from suppliers in China. Although we have limited dependencies on suppliers in Wuhan, the containment measures that began in Wuhan have been expanded to other parts of China and have included factory shutdowns at some of our suppliers. Shortages of fiber optics and other materials due to the decreased productivity in Wuhan may delay planned fiber network buildouts by CSPs, which in turn could delay or lower demand for our products. If these containment measures continue for a prolonged period, we may experience a global shortage of components and materials, which may negatively impact our ability to supply products to meet customer requirements and could materially adversely affect our business and results of operations.
Similarly, our customers’ purchasing decisions may be impacted by the pandemic, which could in turn impact our sales and results of operations. For example, CSPs may choose not to invest at this time in our new platforms, or delay infrastructure improvements due to the uncertainty in the global economy. The COVID-19 pandemic has depressed global markets, leading to significant unemployment rates and increasing uncertainty over fears of a global recession.
Adverse global economic conditions, geopolitical issues and other conditions that impact our increasingly global operations, including uncertainty around global trade policies and outbreaks of pandemic diseases, could have a negative effect on our business, results of operations and financial condition and liquidity.
As a global company, our performance is affected by global economic conditions as well as geopolitical issues and other conditions with global reach. In recent years concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. Geopolitical issues, such as tariffs and trade policy changes imposed by both the United States and China beginning in late 2018, other international trade policy changes and the withdrawal of the United Kingdom from the European Union have resulted in increasing global tensions and create uncertainty for global commerce. In particular, the United States has referenced the potential imposition of tariffs on imports from other countries where we produce some of our products, such as the recent imposition of tariffs on steel imported from Vietnam. We have incurred substantial costs and diversion of resources as a result of these tariff and trade policy changes. More recently, the uncertainty over COVID-19 in China, which has resulted in government-imposed travel restrictions across a number of countries and closures of numerous business operations in China, has disrupted and delayed our and our suppliers’ operations in China. Sustained uncertainty about, or worsening of, global economic conditions, geopolitical issues and other conditions with global impact may increase our cost of doing business or disrupt our supply chain operations and may cause our customers to reduce or delay spending and could intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and result of operations.
We have a history of losses, and we may not be able to generate positive operating income and positive cash flows in the future.
We have experienced net losses in each year of our existence. We incurred net losses of $17.7 million in 2019, $19.3 million in 2018 and $83.0 million in 2017. For the first three months of 2020, we incurred a net loss of $6.9 million. As of March 28, 2020, we had an accumulated deficit of $709.5 million.
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
In addition to the other risk factors listed in this “Risk Factors” section, factors that have in the past and may continue to contribute to the variability of our operating results include:

•	our ability to predict our revenue and reduce and control our costs;

•	our ability to predict product functions and features desired by our customers;

•	the impact of global economic conditions, including the impact of the COVID-19 pandemic;

•	our ability to effectively manage our global supply chain operations to mitigate the impact of the COVID-19 pandemic or of the U.S. tariffs and other trade policies;

•	our ability to manage our relationships with our third-party vendors, including CMs, ODMs, logistics providers, component suppliers and development partners;

•	our ability to forecast our manufacturing and product supply requirements and manage our inventory;

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
Historically, a large portion of our sales has been to a limited number of customers. For example, one customer accounted for 15% of total revenue in 2019, 18% of total revenue in 2018 and 31% of total revenue in 2017. However, we cannot anticipate the same level of purchases in the future by these or other customers who have historically comprised a larger percentage of our revenue. Although these customers now comprise a smaller percentage of our revenue, we expect that changes in the CSP market, such as financial difficulties, spending cuts or corporate consolidations that impact purchasing decisions by these customers may continue to adversely impact our revenue, and as a result, revenue from such customers may remain flat or continue to decline. For example, CenturyLink completed a large acquisition at the end of 2017, which disrupted its historical levels of purchases with us and we have continued to experience significantly reduced levels of purchases by CenturyLink compared to historical levels. There is no assurance that purchasing levels by CenturyLink will increase from current levels or return to historical levels, and we expect continued uncertainty as it continues to complete its transition activities and corporate strategies. We have experienced and expect to continue to experience delays or declines in purchases by certain CSPs due to deterioration and weakness in their financial condition. For example, Windstream, another one of our larger customers, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in February 2019 after it was found in default of certain debt instruments. In April 2020, another customer, Frontier, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to facilitate a financial restructuring plan. Any decrease or delay in purchases and/or capital expenditure plans of any of our key customers, particularly if prolonged or sustained, or our inability to grow our sales with existing customers, may have a material negative impact on our revenue and results of operations.
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
Until recently, substantially all of our products were manufactured in China. We recently completed activities to realign our supply chain operations to move substantially all of our product manufacturing to locations outside of China. The transition of global supply chain operations is complex, requires significant resources and unanticipated costs, involves significant third-party dependencies and carries numerous risks of disruptions to the manufacture and supply of our products, including exacerbation of the risks associated with our reliance upon third-party manufacturing and supply partners. In particular, in the first quarter of 2019, we experienced product shortages due to production delays associated with the transition of our global supply chain operations that impaired our ability to fulfill customer orders and resulted in revenue below our plan. The manufacture of our products requires components and materials sourced from suppliers in China, including optical-electronic components and materials manufactured in China. We continue to face increasing competition for components and resources from third-party manufacturing and supply partners as more companies seek to transition manufacturing operations out of China due to the ongoing uncertainty of the escalating tariff wars. We may experience further disruptions, product unavailability, delays or unanticipated costs associated with the supply of our products, particularly in light of the current COVID-19 pandemic, which would adversely affect the demand for our products and have a material adverse effect on our business, gross margins and results of operations if we are unable to manage our supply chain effectively, secure our desired rates for the manufacture and supply of our products with new supply chain partners or if the federal government increases the imposition of tariffs to goods imported from additional countries where we produce some of our products.
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
Any of the sole-source, single-source and limited-source suppliers upon whom we or our business partners rely could stop producing our components, be subject to tariffs, epidemics or other conditions that disrupt their operations, cease operations or enter into exclusive arrangements with our competitors. For example, we have encountered disruptions in our supply of certain components sourced from China as a result of the COVID-19 pandemic and the continued uncertainty around trade and tariff policies between the U.S. and China. Disruptions of manufacturing activities in China business activities, particularly if prolonged, may adversely affect our ability to obtain components and materials needed to manufacture our products at acceptable prices or at all, which would in turn harm our business and results of operations. We may also experience shortages or delay of critical components as a result of growing demand in the industry or other sectors. For example, growth in electronic and IoT devices, wireless products, automotive electronics and artificial intelligence all drive increased demand for certain components, such as chipsets and memory products, which may result in lower availability and increased prices for such components. The cost of components may also be impacted by regulatory requirements.
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
We do not have internal manufacturing capabilities and rely upon a small number of third-party manufacturing partners such as CMs and ODMs to supply our products to meet customer needs. Our reliance on a small number of manufacturing partners makes us vulnerable to possible supply and capacity constraints and reduced control over component availability, delivery schedules, quality, manufacturing yields and costs. Our business operations and ability to supply our products are highly dependent upon our manufacturing partners. Accordingly, if we encounter problems or other disruptions in our business with any of these manufacturing partners, particularly in light of the current COVID-19 pandemic, our business could be disrupted.
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
From time to time we enter into agreements for the design, development and/or manufacture of certain of our products in order to enable us to offer products on an accelerated basis. We also rely upon limited third-party vendors for logistics services to distribute our products. If any of these third-party vendors stop providing their services, for any reason, we would have to obtain similar services from alternative sources, which may not be available on commercially reasonable terms, if at all. We also have limited control over disruptions that may occur at the facilities of these third-party partners, such as supply interruptions, labor shortages, strikes, design and manufacturing failures, quality control issues, systems failures or even facility closures arising from the COVID-19 pandemic that may interrupt transportation and logistics services. In addition, switching development firms or manufacturers could require us to extend our development timeline and/or re-qualify our products with our customers, which would also be costly and time-consuming.
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
Furthermore, while we have largely transitioned our global supply chain operations to mitigate the impact of U.S. tariffs imposed on goods imported from China, we have experienced and may continue to experience production interruptions from our manufacturers, particularly in light of the current COVID-19 pandemic.
Our business is dependent on the capital spending patterns of CSPs, and any decrease or delay in capital spending by CSPs in response to economic conditions, seasonality, uncertainties associated with the implementation of regulatory reform or otherwise would reduce our revenue and harm our business.
Demand for our products depends on the magnitude and timing of capital spending by CSPs as they construct, expand, upgrade and maintain their access networks. Current disruptions to the global economy due to the COVID-19 pandemic and any future economic downturns may cause a slowdown in telecommunications industry spending, including in the specific geographies and markets in which we operate. In response to reduced consumer spending, challenging capital markets or declining liquidity trends, capital spending for network infrastructure projects of CSPs could be delayed or canceled. In addition, capital spending is cyclical in our industry, sporadic among individual CSPs and can change on short notice. As a result, we may not have visibility into changes in spending behavior until nearly the end of a given quarter.
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
In addition to the impact of U.S. federal government shutdowns, any changes in government regulations and subsidies could also cause our customers to change their purchasing decisions, which could have an adverse effect on our operating results and financial condition. For example, the federal government has announced the Rural Digital Opportunity Fund, or RDOF, as an extension to the CAF program with a funding process that differs from some earlier CAF programs.
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
Our industry is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and unanticipated changes in subscriber requirements. Our future success will depend significantly on our ability to anticipate and adapt to such changes, and to offer, on a timely and cost-effective basis, products and features that meet changing CSP demands and industry standards. We intend to continue to invest in developing new products and enhancing the functionality of our platforms, including to reach a broader set of customers. Developing our products is expensive and complex and involves uncertainties, including pricing risks from sourcing sufficient quantities of custom components from limited suppliers on terms which may not be commercially acceptable for us. We may not have sufficient resources to successfully manage lengthy product development cycles. Our research and development expenses were $20.7 million, or 20% of our revenue, for the first three months of 2020, $81.2 million, or 19% of total revenue, in 2019, $90.0 million, or 20% of total revenue, in 2018 and $127.5 million, or 25% of total revenue, in 2017. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts, including increased reliance on third-party partners to maintain our competitive position. As we continue to invest in third-party partners to develop additional features to our product and service platforms, we may experience increased challenges in design, integration and support of such third-party features in our product and service offerings. These investments may take several years to generate positive returns, if ever. Furthermore, certain of our engineering services arrangements impose future payment obligations, in the form of minimum revenue-share payments on the sale of the developed products, that are set based on our expectations of future customer demand associated with the developed products, and require us to make minimum payments whether or not we achieve the desired customer demand. If our forecasts for the developed products fall short of expectations, we may have an asset impairment related to said products, which could adversely affect our financial results. In addition, we may experience design, manufacturing, software development quality, support, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
Government and regulatory authorities in the United States and around the world have implemented and are continuing to implement broader and more stringent laws and regulations concerning data protection. For example, in July 2016, the European Commission adopted the EU-U.S. Privacy Shield to replace Safe Harbor as a compliance mechanism for the transfer of personal data from the European Union to the United States. In addition, the General Data Protection Regulation, or GDPR, adopted by the European Parliament became effective in May 2018 to harmonize data privacy laws across Europe. Among other requirements, the GDPR imposes specific duties and requirements upon companies that collect, process or control personal data of European Union residents. Although we currently do not have material operations or business in the European Union, the GDPR regulations could cause us to incur substantial costs in order to expand our business or deliver certain services in the European Union. Furthermore, the GDPR imposes penalties for noncompliance of up to the greater of €20 million or 4% of a company’s worldwide revenue; accordingly, any non-compliance with the GDPR could result in a material adverse effect on our business, financial condition and results of operations. In addition, the United Kingdom’s exit from the European Union creates uncertainty with respect to whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the GDPR. Moreover, the California Consumer Privacy Act became effective in California in January 2020 and provides new data privacy rights for consumers and new operational requirements for companies. The interpretation and application of these data protection laws and regulations are often uncertain and in flux, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with emerging and changing laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
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
As part of our business operations, we collect, store, process, use and/or disclose sensitive data relating to our business, including in connection with the provision of our cloud services and in our information systems and data centers (including third-party data centers). In some cases, we use third-party service providers for services that may include the collection, handling, processing and/or storage of personal data on our behalf. In addition, we host our customers’ subscriber data in third-party data centers in the course of providing services and solutions to our customers through our cloud and smart home and business subscriptions. While we and our service providers apply multiple layers of security to control access to data and use encryption and authentication technologies to secure data from unauthorized access, use, alteration and disclosure, these security measures may be compromised. Malicious hackers may attempt to gain access to our network or data centers; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems and services or those of our customers or others. In particular, there has been a spike in cybersecurity attacks as shelter in place orders and work from home requirements have led businesses to increase reliance on virtual environments and communications systems, which have been subjected to increasing third-party vulnerabilities and security risks. Although we monitor our networks and continue to enhance our security protections, hackers are increasingly more sophisticated and aggressive, and our efforts may be inadequate to prevent all incidents of data breach or theft. The theft, loss, or misuse of personal data collected, stored or processed by us or our service providers to run our business could result in significantly increased security and remediation costs or costs related to defending legal claims. If we or our service providers do not allocate and effectively implement and manage the resources necessary to maintain adequate security measures, we could be subjected to data loss, unauthorized data disclosure or a compromise or breach of our systems or those of our third-party data centers. As we continue to grow our cloud and software portfolio, risks arising from or related to security breaches or data loss are likely to increase. Any loss of data or compromise of our systems or data centers could result in a loss of confidence in the security of our offerings, damage our reputation, cause the loss of current or potential customers or partners, lead to legal and regulatory liability and adversely affect our business, financial condition, operating results and cash flows.
If we experience protracted disruption in functionality or processing capabilities of our newly migrated enterprise resource planning system, or ERP system, we may not be able to effectively transact our business or produce our financial statements on a timely basis and without incurrence of additional costs, which would adversely affect our business, results of operations and cash flows.
We recently migrated our Oracle ERP system to Oracle’s cloud platform. This migration involved significant complexity, requiring us to move and reconfigure all of our current system processes, transactions, data and controls to a new Oracle platform. We may experience difficulties and delays in transacting our business due to system challenges, limitations in functionality, inadequate change management or process deficiencies in the production use of the ERP system. With the migration to Oracle’s cloud platform, we are highly dependent upon Oracle to host, manage and maintain our ERP system and any disruptions to their business or processes, or delays in their ability to provide services to us, may in turn disrupt our business operations or increase costs. Furthermore, we will receive quarterly system updates and enhancements on the cloud platform according to Oracle’s release timeline and change management processes, which if not managed properly may disrupt our business operations and delay our ability to process transactions and produce reports necessary to conduct our business. We are highly dependent upon our ERP system for critical business functions, including order processing and management, supply chain and procurement operations, financial planning, accounting and reporting; accordingly, protracted disruption in functionality or processing capabilities of the ERP system could materially impair our ability to conduct our business, process transactions timely or to produce accurate financial statements on a timely basis. If our ability to conduct our business, process transactions or to produce accurate financial statements on a timely basis remains impaired, our business, results of operations and cash flows would be adversely affected.
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
We perform credit evaluations of our customers’ financial condition. However, our evaluation of the creditworthiness of customers may not be accurate if they do not provide us with timely and accurate financial information, or if their situations change after we evaluate their credit. Furthermore, some of our international customers operate in countries with developing economies, which from time to time, experience financial crises and become unable to make payments in U.S. dollars. The COVID-19 pandemic has also presented financial challenges to numerous businesses, which may result in liquidity issues leading to heightened difficulties with collections. While we attempt to monitor these situations carefully, adjust our allowances for doubtful accounts as appropriate and take measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid additional write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur and could harm our cash flow or our financial condition.
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
Regulatory and physical impacts of climate change and other natural events may affect our customers and our manufacturers, resulting in adverse effects on our operating results.
As emissions of greenhouse gases continue to alter the composition of the atmosphere, affecting large-scale weather patterns and the global climate, any new regulation of greenhouse gas emissions may result in additional costs to our customers and our manufacturers. In addition, the physical impacts of climate change and other natural events, including changes in weather patterns, drought, rising ocean and temperature levels, earthquakes and tsunamis may impact our customers, suppliers and manufacturers, and our operations. These potential physical effects may adversely affect our revenue, costs, production and delivery schedules, and cause harm to our results of operations and financial condition.

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

Difficulties resulting from the factors above and other risks related to our operations in China could expose us to increased expense, impair our development efforts, harm our competitive position and damage our reputation. For example, the COVID-19 outbreak first reported in Wuhan, China in December 2019 impacted our research and development operations in Nanjing, and may continue to impact our operations, including our ability to meet our desired development timelines. Government-imposed travel restrictions and closures of certain business operations in China in response to COVID-19 have disrupted and delayed the supply of component parts sourced from China and our supply chain and our suppliers’ operations in and outside of China, which may continue for the foreseeable future if the pandemic is not contained.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our recent migration of our ERP system to Oracle’s cloud platform required us to expend substantial time to re-evaluate and update our internal controls. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement, particularly as we adjust to our new ERP platform.
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
In recent years, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Recently, the COVID-19 pandemic has severely impacted U.S. markets, causing dramatic swings in the U.S. stock exchanges that resulted in increased volatility in the trading price of our common stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
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

CALIX, INC. (Registrant)

Date: April 30, 2020	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2020	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)