Form 10-Q
period 2020-06-27
CALIX, INC
filed 2020-07-21
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of July 15, 2020, there were 58,201,647 shares of the Registrant’s common stock, par value $0.025 outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 27, 2020	December 31, 2019
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$50,552	$46,829
Restricted cash	628	628
Accounts receivable, net	58,590	46,509
Inventory	36,659	40,153
Prepaid expenses and other current assets	11,640	9,698
Total current assets	158,069	143,817
Property and equipment, net	20,966	21,527
Right-of-use operating leases	11,079	15,864
Goodwill	116,175	116,175
Other assets	15,025	19,440
	$321,314	$316,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,204	$10,789
Accrued liabilities	64,684	57,546
Deferred revenue	16,359	17,158
Line of credit	26,000	30,000
Total current liabilities	117,247	115,493
Long-term portion of deferred revenue	18,192	18,340
Operating leases	12,975	14,337
Other long-term liabilities	13,732	14,625
Total liabilities	162,146	162,795
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of June 27, 2020 and December 31, 2019	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 63,473 shares issued and 58,143 shares outstanding as of June 27, 2020, and 61,778 shares issued and 56,448 shares outstanding as of December 31, 2019	1,587	1,545
Additional paid-in capital	912,402	895,899
Accumulated other comprehensive loss	(1,103)	(854)
Accumulated deficit	(713,732)	(702,576)
Treasury stock, 5,330 shares as of June 27, 2020 and December 31, 2019	(39,986)	(39,986)
Total stockholders’ equity	159,168	154,028
	$321,314	$316,823
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue:
Systems	$110,841	$92,833	$205,350	$175,193
Services	8,182	7,471	15,355	14,461
Total revenue	119,023	100,304	220,705	189,654
Cost of revenue:
Systems	56,721	49,561	107,429	94,162
Services	5,897	6,075	11,247	12,481
Total cost of revenue	62,618	55,636	118,676	106,643
Gross profit	56,405	44,668	102,029	83,011
Operating expenses:
Research and development	20,921	20,700	41,592	40,030
Sales and marketing	21,343	19,734	41,967	39,073
General and administrative	11,193	9,165	21,862	17,952
Restructuring charges	6,286	—	6,286	—
Total operating expenses	59,743	49,599	111,707	97,055
Loss from operations	(3,338)	(4,931)	(9,678)	(14,044)
Interest and other expense, net:
Interest expense, net	(617)	(142)	(907)	(250)
Other income (expense), net	(109)	123	(94)	(268)
Total interest and other expense, net	(726)	(19)	(1,001)	(518)
Loss before provision for income taxes	(4,064)	(4,950)	(10,679)	(14,562)
Provision for income taxes	148	95	477	250
Net loss	$(4,212)	$(5,045)	$(11,156)	$(14,812)
Net loss per common share:
Basic and diluted	$(0.07)	$(0.09)	$(0.20)	$(0.27)
Weighted-average number of shares used to compute
net loss per common share:
Basic	57,261	54,624	56,906	54,339
Diluted	57,261	54,624	56,906	54,339

Net loss	$(4,212)	$(5,045)	$(11,156)	$(14,812)
Other comprehensive income (loss), net of tax - foreign currency translation adjustments, net	3	(223)	249	43
Comprehensive loss	$(4,209)	$(5,268)	$(10,907)	$(14,769)
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 28, 2020	56,628	$1,549	$899,978	$(1,106)	$(709,520)	$(39,986)	$150,915
Stock-based compensation	—	—	3,241	—	—	—	3,241
Exercise of stock options	591	15	4,494	—	—	—	4,509
Issuance of vested restricted stock units	233	6	(6)	—	—	—	—
Stock issued under employee stock purchase plans	691	17	4,695	—	—	—	4,712
Net loss	—	—	—	—	(4,212)	—	(4,212)
Other comprehensive income	—	—	—	3	—	—	3
Balance at June 27, 2020	58,143	$1,587	$912,402	$(1,103)	$(713,732)	$(39,986)	$159,168

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at March 30, 2019	54,164	$1,488	$879,475	$(487)	$(694,649)	$(39,986)	$145,841
Stock-based compensation	—	—	2,569	—	—	—	2,569
Exercise of stock options	6	—	35	—	—	—	35
Issuance of vested restricted stock units, net of taxes withheld	334	8	(138)	—	—	—	(130)
Stock issued under employee stock purchase plans	939	24	4,135	—	—	—	4,159
Net loss	—	—	—	—	(5,045)	—	(5,045)
Other comprehensive loss	—	—	—	(223)	—	—	(223)
Balance at June 29, 2019	55,443	$1,520	$886,076	$(710)	$(699,694)	$(39,986)	$147,206

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	56,448	$1,545	$895,899	$(854)	$(702,576)	$(39,986)	$154,028
Stock-based compensation	—	—	6,225	—	—	—	6,225
Exercise of stock options	748	19	5,589	—	—	—	5,608
Issuance of vested restricted stock units	280	7	(7)	—	—	—	—
Stock issued under employee stock purchase plans	667	16	4,696	—	—	—	4,712
Net loss	—	—	—	—	(11,156)	—	(11,156)
Other comprehensive loss	—	—	—	(249)	—	—	(249)
Balance at June 27, 2020	58,143	$1,587	$912,402	$(1,103)	$(713,732)	$(39,986)	$159,168

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	53,955	$1,482	$876,073	$(753)	$(684,882)	$(39,986)	$151,934
Stock-based compensation	—	—	5,714	—	—	—	5,714
Exercise of stock options	55	2	324	—	—	—	326
Issuance of vested performance restricted stock units and restricted stock units, net of taxes withheld	501	13	(169)	—	—	—	(156)
Stock issued under employee stock purchase plans	932	23	4,134	—	—	—	4,157
Net loss	—	—	—	—	(14,812)	—	(14,812)
Other comprehensive income	—	—	—	43	—	—	43
Balance at June 29, 2019	55,443	$1,520	$886,076	$(710)	$(699,694)	$(39,986)	$147,206

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
Operating activities:
Net loss	$(11,156)	$(14,812)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	6,225	5,714
Depreciation and amortization	7,006	4,644
Asset retirements and write-downs	3,749	138
Changes in operating assets and liabilities:
Accounts receivable, net	(12,082)	6,840
Inventory	3,494	4,791
Prepaid expenses and other assets	1,175	1,697
Accounts payable	(671)	(2,676)
Accrued liabilities	7,868	(10,314)
Deferred revenue	(947)	3,223
Other long-term liabilities	(726)	(2,496)
Net cash provided by (used in) operating activities	3,935	(3,251)
Investing activity –
Purchases of property and equipment	(4,480)	(9,538)
Financing activities:
Proceeds from exercise of stock options	5,608	326
Proceeds from employee stock purchase plans	4,712	4,157
Taxes paid for awards vested under equity incentive plan	—	(156)
Payments related to financing arrangements	(1,529)	(1,267)
Proceeds from line of credit	30,000	89,000
Repayment of line of credit	(34,000)	(94,000)
Payments to originate the line of credit	(285)	—
Net cash provided by (used in) financing activities	4,506	(1,940)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(238)	25
Net increase (decrease) in cash, cash equivalents and restricted cash	3,723	(14,704)
Cash, cash equivalents and restricted cash at beginning of period	47,457	50,274
Cash, cash equivalents and restricted cash at end of period	$51,180	$35,570
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
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first, second and third quarters ending on the 13th Saturday of each fiscal period. As a result, the Company had one less day in the six months ended June 27, 2020 than for the six months ended June 29, 2019. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the recent COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict. The Company has instituted office closures, travel restrictions and instituted a mandatory work-from-home policy for substantially all of its employees. The spread of COVID-19 has impacted the Company's supply chain operations through restrictions and shutdown of business activities by suppliers whom the Company relies on for sourcing components and materials and third-party partners whom the Company relies on for manufacturing, warehousing and logistics services. Although demand for the Company's products may remain strong in the short-term as subscribers seek more bandwidth and better WiFi, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy, which could in turn impact the Company's revenue and results of operations. Furthermore, the Company’s supply chain continues to face challenges in sourcing components and materials to manufacture its products, and future outbreaks could cause further supply chain disruptions. As of the issuance date of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity or results of operations is uncertain.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019. The Company’s significant accounting policies did not change during the six months ended June 27, 2020.

Newly Adopted Accounting Standard
The Company did not adopt any new accounting standards during the six months ended June 27, 2020 that were significant to the Company.

Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the six months ended June 27, 2020, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, that are significant or potentially significant to the Company.
3. Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 27, 2020	December 31, 2019
Cash and cash equivalents:
Cash	$50,552	$46,815
Money market funds	—	14
Total cash and cash equivalents	50,552	46,829
Restricted cash	628	628
	$51,180	$47,457
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities.
4. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	June 27, 2020	December 31, 2019
Accounts receivable	$60,020	$46,883
Allowance for doubtful accounts	(1,430)	(374)
	$58,590	$46,509
Inventory consisted of the following (in thousands):

	June 27, 2020	December 31, 2019
Raw materials	$383	$656
Finished goods	36,276	39,497
	$36,659	$40,153
Property and equipment, net consisted of the following (in thousands):

	June 27, 2020	December 31, 2019
Test equipment	$38,993	$37,001
Software	17,548	20,646
Computer equipment	11,229	10,835
Furniture and fixtures	2,197	2,342
Leasehold improvements	1,428	2,047
Total	71,395	72,871
Accumulated depreciation and amortization	(50,429)	(51,344)
	$20,966	$21,527

Other long-term assets consisted of the following (in thousands):

	June 27, 2020	December 31, 2019
Intangible asset	$10,833	$12,148
Capitalized cloud implementation costs	2,895	6,089
Other long-term assets	1,297	1,203
	$15,025	$19,440
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
Capitalized Cloud Implementation Costs
In January 2020, the Company went live with its cloud-based enterprise resource planning (“ERP”) system. As a result the Company capitalized $7.5 million of implementation costs in both prepaid expenses and other current assets and other long-term assets in the Company's Condensed Consolidated Balance Sheet. This amount is being amortized over a period of 29 months, representing the remaining contractual term. The amortization expense for the three and six months ended June 27, 2020 was $0.8 million and $1.6 million, respectively.
Accrued liabilities consisted of the following (in thousands):

	June 27, 2020	December 31, 2019
Compensation and related benefits	$19,501	$19,010
Warranty and retrofit	7,732	7,294
Customer advances or rebates	6,948	7,252
Component inventory held by suppliers	5,723	1,925
Current portion of financing arrangements	5,296	4,044
Professional and consulting fees	4,921	4,996
Operating leases	2,718	2,663
Taxes payable	2,175	2,021
Restructuring charges	1,383	—
Operations	1,248	1,053
Product returns	1,229	919
Freight	1,054	808
Other	4,756	5,561
	$64,684	$57,546

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

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Balance at beginning of period	$7,430	$8,166	$7,294	$8,547
Provision for warranty and retrofit charged to cost of revenue	1,276	860	2,625	1,567
Utilization of reserve	(974)	(1,116)	(2,187)	(2,204)
Balance at end of period	$7,732	$7,910	$7,732	$7,910

Accrued Restructuring Charges
Responding to trends caused by the COVID-19 pandemic, the Company initiated a restructuring plan in June 2020 to accelerate the Company’s all platform future and to align with a work-from-anywhere culture. The Company incurred restructuring charges of approximately $6.3 million, consisting of facilities-related charges and severance and other termination related benefits for the three and six months ended June 27, 2020.
As part of its work-from-anywhere culture, many of the Company’s employees elected to work remotely on a permanent basis. In light of this shift, the Company evaluated its space needs and determined that a portion of the Company's leased office spaces in Richardson, Texas and San Jose, California would no longer be utilized. As a result, the right-of-use assets related to these leases were written down, resulting in a charge of $3.5 million for the three and six months ended June 27, 2020. In addition, the Company wrote off assets with net book value of $0.3 million and accrued common areas maintenance fees and property taxes related to the unused office space totaling $1.4 million for three and six months ended June 27, 2020.
The following table summarizes the activities pursuant to the above restructuring plan (in thousands):

	Facilities	Severance and Related Benefits	Total
Balance at March 28, 2020	$—	$—	$—
Restructuring charges	5,112	1,174	6,286
Asset write-down	(3,747)	—	(3,747)
Cash payments	—	(65)	(65)
Balance at June 27, 2020	$1,365	$1,109	$2,474
5. Credit Agreements
Line of Credit
In January 2020, the Company terminated its loan and security agreement with Silicon Valley Bank and entered into a new loan and security agreement with Bank of America, N.A. (“BofA Loan Agreement”). The BofA Loan Agreement provides for a revolving facility up to a principal amount of $35.0 million, including a $10.0 million sublimit for letters of credit. The BofA Loan Agreement matures, and all outstanding amounts become due and payable, in January 2023. The BofA Loan Agreement is secured by substantially all of the Company’s assets, including the Company’s intellectual property. Effective July 1, 2020, loans under the credit facility will bear interest at a rate per annum equal to either LIBOR (customarily defined) plus an applicable margin between 1.5% to 2.0% or Prime Rate (customarily defined) plus an applicable margin between 0.5% to 1.0%, in each case largely based on a fixed charge coverage ratio measured at the end of each fiscal quarter. The availability of borrowings under the BofA Loan Agreement is subject to certain conditions and requirements, including among others, if at any time the Company’s availability is less than $5.0 million, the Company must maintain a minimum fixed charge coverage ratio (“FCCR”) of 1.0 to 1.0. As of June 27, 2020, the Company was in compliance with these requirements, had borrowings outstanding of $26.0 million, availability of $9.0 million and an FCCR of 4.1 to 1.0. The Company's interest rate on the line of credit was 4.5% as of June 27, 2020 and decreased to 3.75% on July 1, 2020.
Financing Arrangements
During 2018, the Company entered into financing arrangements to purchase lab and test equipment for approximately $5.1 million. Each agreement is to be paid over 36 months with a weighted average interest rate of 6.2%. As of June 27, 2020, there was $2.1 million outstanding under these financing arrangements, which is included in accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
From 2017 to 2020, the Company entered into financing arrangements for consulting services of $5.5 million in connection with the Company’s ERP implementation. The current amounts due under this agreement are to be paid over a weighted average term of 2.4 years with a weighted average interest rate of 6.3%. As of June 27, 2020, there was $1.9 million outstanding under these arrangements, which is included in accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of June 27, 2020 (in thousands):

Period	Minimum Future Lease Payments
Remainder of 2020	$1,890
2021	3,604
2022	3,461
2023	3,578
2024	3,388
Thereafter	2,881
Total future minimum lease payments	18,802
Less imputed interest	(3,109)
$15,693
Operating lease liability consisted of the following (in thousands):

June 27, 2020
Accrued liabilities - current portion of operating leases	$2,718
Operating leases	12,975
$15,693
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $12.9 million and are included in the table above.
The weighted average discount rate for the Company's operating leases as of June 27, 2020 was 7.0%. The weighted average remaining lease term as of June 27, 2020 was 4.6 years.
For the three and six months ended June 27, 2020, total rent expense of the Company was $1.1 million and $2.2 million, respectively. For the three and six months ended June 29, 2019, total rent expense of the Company was $1.3 million and $2.5 million, respectively. Cash paid within operating cash flows for operating leases was $1.7 million and $2.0 million for six months ended June 27, 2020 and June 29, 2019, respectively.
Purchase Commitments
The Company’s contract manufacturers (“CMs”) and original design manufacturers (“ODMs”) place orders for certain component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs and ODMs. The Company places purchase orders with its CMs and ODMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the finished goods inventory. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. As of June 27, 2020, the Company had approximately $104.8 million of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs, within one year.
The Company has from time to time, and subject to certain conditions, reimbursed certain suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $5.7 million and $1.9 million as of June 27, 2020 and December 31, 2019, respectively. The Company records the related charges in cost of systems revenue in its Condensed Consolidated Statements of Comprehensive Loss.
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
7. Stockholders’ Equity
2019 Equity Incentive Award Plan
At the Company’s 2019 annual meeting of stockholders, the stockholders approved the 2019 Equity Incentive Award Plan (the “2019 Plan”). The 2019 Plan supersedes and replaces the 2010 Equity Incentive Award Plan (the “2010 Plan”) and preceding plans. No further awards will be granted under the 2010 Plan; however, the terms and conditions of the 2010 Plan will continue to govern any outstanding awards granted under the 2010 Plan.
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
The number of shares available for issuance under the 2019 Plan includes an initial reserve of 1.7 million shares of common stock, any shares of common stock that are available for issuance under the 2010 Plan as of the effective date of the 2019 Plan and any shares of common stock subject to issued and outstanding awards under the 2010 Plan that expire, are cancelled or otherwise terminate following the effective date of the 2019 Plan. At the Company’s 2020 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable by 3.5 million shares. As of June 27, 2020, there were 5.0 million shares available for issuance under the 2019 Plan.
Stock Options
During the three months ended June 27, 2020, stock option awards exercisable for up to an aggregate of 0.9 million shares of common stock were granted with a grant date fair value of $12.63 per share. During the six months ended June 27, 2020, stock option awards exercisable for up to an aggregate of 0.9 million shares of common stock were granted with a grant date fair value of $12.44 per share.
During the three months ended March 28, 2020, performance-based stock option awards exercisable for up to an aggregate of 0.8 million shares of common stock were granted to certain Company executives with a grant date fair value of $9.16 per share. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net income for 2020 (collectively, the “2020 Performance Targets”) during the one-year performance period. These performance-based stock option awards will vest, subject to certification by the Compensation Committee of the Company’s Board of Directors upon the achievement of the 2020 Performance Targets, as to 25% of the shares of common stock earned on the date of such certification, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. Under the 2020 Performance Targets, if non-GAAP net income is below 80% of target and bookings are below 90% of target, no shares are awarded. From this base, shares are awarded on a 50% weighting for both non-GAAP net income and bookings up to 100% for each 2020 Performance Target using a sliding scale. The probability of meeting the performance conditions related to these performance-based stock option awards was assessed to be probable as of June 27, 2020, and stock-based compensation expense of $0.5 million was recognized for the three months ended June 27, 2020. For the six months ended June 27, 2020 stock-based compensation expense of $0.7 million was recognized.
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
During the three months ended June 27, 2020, 0.6 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $7.63 per share. During the six months ended June 27, 2020, 0.7 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $7.50 per share. As of June 27, 2020, unrecognized stock-based compensation expense of $11.4 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 3.0 years.
Restricted Stock Units
During the three and six months ended June 27, 2020, RSUs of 0.1 million were granted with a grant date fair value of $11.22 per share. During the three months ended June 27, 2020, RSUs for 0.2 million shares of common stock vested. During the six months ended June 27, 2020, RSUs for 0.3 million shares of common stock vested. As of June 27, 2020, unrecognized stock-based compensation expense of $1.4 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 0.8 years.
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
Beginning in the third quarter of 2020, the ESPP will provide two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. A transition period began on May 15th and will end on August 14, 2020. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. In May 2019, the stockholders approved an increase in the number of shares of common stock issuable under the ESPP by 2.5 million shares. The total shares authorized for issuance under the ESPP increased from 7.3 million shares to 9.8 million shares. As of June 27, 2020, there were 2.8 million shares available for issuance under the ESPP. During the three and six months ended June 27, 2020, 0.4 million shares were purchased under the ESPP. As of June 27, 2020, unrecognized stock-based compensation expense of $0.3 million related to the ESPP is expected to be recognized over a remaining service period of 0.1 years.
The NQ ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their annual compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. Beginning in the fourth quarter of 2020, the NQ ESPP will provide two six-month offering periods, from November 15th through May 14th and May 15th through November 14th of each year. A transition period began on June 21st and will end on November 14, 2020. In May 2020, the stockholders approved an amendment of certain terms and an increase in the number of shares of common stock issuable under the NQ ESPP by 1.2 million shares. The maximum number of shares of common stock currently authorized for issuance under the NQ ESPP is 4.7 million shares, with a maximum of 0.5 million shares allocated per purchase period. As of June 27, 2020, there were 2.5 million shares available for issuance under the NQ ESPP, including the stockholder-approved 1.2 million share increase. During the three and six months ended June 27, 2020, 0.3 million shares were purchased and issued.

As of June 27, 2020, unrecognized stock-based compensation expense of $3.8 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 1.1 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cost of revenue:
Products	$126	$123	$233	$278
Services	90	93	205	192
Research and development	1,098	873	2,107	1,889
Sales and marketing	1,002	814	1,958	1,888
General and administrative	926	666	1,722	1,467
	$3,242	$2,569	$6,225	$5,714
8. Revenue from Contracts with Customers
The Company derives revenue from contracts with customers primarily from the following and categorizes its revenue as follows:
•Systems include revenue from the sale of access and premises systems, software platform licenses and cloud-based software subscriptions; and
•Services include revenue from professional services, customer support, software- and cloud-based maintenance, extended warranty subscriptions, training and managed services.
The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
United States	$108,198	$85,837	$196,248	$161,622
Canada	2,868	3,317	6,989	6,732
Middle East	2,330	5,949	4,631	9,700
Caribbean	2,310	501	5,873	2,767
Europe	2,110	2,471	4,482	4,910
Other	1,207	2,229	2,482	3,923
	$119,023	$100,304	$220,705	$189,654
Contract Asset
The primary contract asset is revenue recognized on professional services contracts where the services are transferred to the customer over time, which has yet to be billed, and is classified within accounts receivable. Amounts are billed in accordance with the agreed-upon contractual terms. The balance at December 31, 2019 was $5.0 million of which $1.6 million remained in the Company's Condensed Consolidated Balance Sheet at June 27, 2020. The closing balance at June 27, 2020 was $4.0 million of which the Company expects to bill 52% of the balance during the remainder of 2020. The decrease in the contract asset was driven by billings for past services as well as the timing and volume of professional services contracts during the six months ended June 27, 2020.

Contract Liability
Deferred revenue consisted of the following (in thousands):

	June 27, 2020	December 31, 2019
Current:
Products and services	$12,587	$12,480
Extended warranty	3,772	4,678
	16,359	17,158
Long-term:
Products and services	1,786	790
Extended warranty	16,406	17,550
	18,192	18,340
	$34,551	$35,498
The decrease in the deferred revenue balance for the three and six months ended June 27, 2020 is primarily driven by $7.4 million and $13.4 million of revenue recognized that was included in the deferred revenue balance at the beginning of each period, respectively, offset by cash payments received or due in advance of satisfying the Company's performance obligations.
Revenue allocated to remaining performance obligations represent contract revenue that has not yet been recognized for contracts greater than one year, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This amount was $62.3 million as of June 27, 2020, and the Company expects to recognize 45% of such revenue over the next 12 months and the remainder thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to extended warranty support for which the expected amortization period is greater than one year. As of June 27, 2020, the unamortized balance of deferred commissions was $0.7 million. For the three and six months ended June 27, 2020, the amount of amortization was less than $0.1 million, and there was no impairment loss in relation to the costs capitalized.
Concentration of Customer Risk
CenturyLink, Inc. represented 15% of total revenue for each of the three and six months ended June 27, 2020, and 17% and 15% for the three and six months ended June 29, 2019, respectively. No other customers accounted for more than 10% of the Company’s total revenue for these periods.
CenturyLink, Inc. accounted for 19% of the Company's accounts receivable as of June 27, 2020 and 17% as of December 31, 2019.
9. Income Taxes
The following table presents the provision for income taxes from operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Provision for income taxes	$148	$95	$477	$250
Effective tax rate	(3.6)%	(1.9)%	(4.5)%	(1.7)%
The effective tax rate for the three months ended June 27, 2020 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods.
Deferred tax assets are recognized if realization of such assets is more likely than not. The Company has established and continues to maintain a full valuation allowance against its net deferred tax assets, with the exception of certain foreign deferred tax assets, as the Company does not believe that realization of those assets is more likely than not.
The Company’s effective tax rate may be subject to fluctuation during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which it operates, valuation allowances against deferred tax assets, the recognition or de-

recognition of tax benefits related to uncertain tax positions and changes in or the interpretation of tax laws in jurisdictions where it conducts business.
10. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Numerator:
Net loss	$(4,212)	$(5,045)	$(11,156)	$(14,812)
Denominator:
Weighted-average common shares outstanding used to compute basic net loss per share	57,261	54,624	56,906	54,339
Basic and diluted net loss per common share	$(0.07)	$(0.09)	$(0.20)	$(0.27)
Potentially dilutive shares, weighted average	6,996	7,191	6,789	6,832
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
Beginning in 2018, the United States enacted a series of tariffs on certain goods manufactured in China. As a result of these tariffs, we incurred U.S. tariff and tariff-related costs of $6.2 million in 2019 and $1.7 million the first six months of 2020. In order to mitigate the impact of the tariffs enacted by the United States, we undertook a broad plan to realign our global supply chain by moving substantially all of our production outside of China in addition to other supply chain improvements in the first half of 2019. As a result of the tariffs imposed on a broader list of products in September 2019, we expanded the scope of our global supply chain realignment plan, which is expected to take until the end of 2020 to complete.
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
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that impacted our cost of revenue for the three and six months ended June 27, 2020, and that we expect will impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in product warranty and incurrence of retrofit costs, changes in the cost of our inventory, including higher costs due to materials shortages including components, supply constraints or unfavorable changes in trade policies, investments to support expansion of cloud and customer support offerings, tariffs and associated costs to mitigate the impact of tariffs, amortization of intangibles, asset write-offs, silicon support fees and inventory write-downs. In particular, recently we have seen increases in global freight charges following China’s reopening of manufacturing. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if there are declines in revenue.
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
Our net loss was $11.2 million for the six months ended June 27, 2020 and $17.7 million for 2019. Since our inception we have incurred significant losses, and as of June 27, 2020, we had an accumulated deficit of $713.7 million. Further, as a result of factors contributing to the fluctuations described above among other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
COVID-19 Pandemic
We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict as coronavirus continues to spread around the world. There is still no vaccine, and treatments are limited. We have instituted office closures, travel restrictions and continue with a mandatory work-from-home policy for substantially all of our employees. The spread of COVID-19 has impacted our supply chain operations through restrictions, reduced capacity and shutdown of business activities by suppliers whom we rely on for sourcing components and materials and third-party partners whom we rely on for manufacturing, warehousing and logistics services. Although demand for our products has been strong in the short-term as subscribers seek more bandwidth and better WiFi, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy, which could in turn impact our revenue and results of operations. Furthermore, our supply chain continues to face constraints primarily due to challenges in sourcing components and materials to manufacture our products, and future outbreaks could exacerbate these constraints or cause further supply chain disruptions. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is uncertain.
In the second quarter of 2020, we made the decision to embrace a work-from-anywhere model, with many of our employees electing to work remotely on a permanent basis. This operating mode reduces our physical facilities requirements, and consequently, we established a restructuring plan to align our business to a work-from-anywhere model and incurred facilities-related restructuring charges of $5.1 million. Furthermore, in the second quarter of 2020 we realigned our product portfolio to reduce and consolidate certain legacy product lines as customers accelerated their interest in our all-platform offerings. These actions resulted in a component inventory accrual of $1.8 million and severance-related charges of $1.2 million.
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
Our critical accounting policies and estimates, which are revenue recognition and inventory valuation, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019. For the six months ended June 27, 2020, there have been no significant changes in our critical accounting policies and estimates.

Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the six months ended June 27, 2020, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2019, that are significant or potentially significant to us.
Results of Operations
Comparison of the Three and Six Months Ended June 27, 2020 and June 29, 2019
Revenue
Our revenue is comprised of the following:
•Systems include revenue from the sale of access and premises systems, software platform licenses and cloud-based software subscriptions; and
•Services include revenue from professional services, customer support, software- and cloud-based maintenance, extended warranty subscriptions, training and managed services.
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	Variance in Dollars	Variance in Percent	June 27, 2020	June 29, 2019	Variance in Dollars	Variance in Percent
Revenue:
Systems	$110,841	$92,833	$18,008	19%	$205,350	$175,193	$30,157	17%
Services	8,182	7,471	711	10%	15,355	14,461	894	6%
	$119,023	$100,304	$18,719	19%	$220,705	$189,654	$31,051	16%

Percent of total revenue:
Systems	93%	93%			93%	92%
Services	7%	7%			7%	8%
	100%	100%			100%	100%
Our revenue increased by $18.7 million and $31.1 million for the three and six months ended June 27, 2020, respectively, as compared to the corresponding periods in 2019 due to higher systems revenue of $18.0 million and $30.2 million, respectively, and higher services revenue of $0.7 million and $0.9 million, respectively. The increase in systems revenue was primarily due to higher revenue from our small, regional customers and, to a lesser extent, our large-sized customers, as service providers accelerated some deployments to respond to demand for network capacity and relieve network capacity constraints. The increase in services revenue was due to continued ramp in our next generation service offerings was only partially offset by lower professional services related to CAF deployments.
For the three and six months ended June 27, 2020, revenue generated in the United States was $108.2 million and $196.2 million, or 91% and 89% of our total revenue, respectively, compared to $85.8 million and $161.6 million, or 86% and 85% of our total revenue, respectively, for the same period in 2019. International revenue was $10.8 million and $24.5 million, or 9% and 11% of our total revenue, respectively, for the three and six months ended June 27, 2020, as compared to $14.5 million and $28.0 million, or 14% and 15% of our total revenue, respectively, for the same period in 2019.
Only CenturyLink, Inc. accounted for more than 10% of the Company's total revenue, representing 15% for both the three and six months ended June 27, 2020, and 17% and 15% for the three and six months ended June 29, 2019, respectively.

Cost of Revenue, Gross Profit and Gross Margin
The following table sets forth our cost of revenue (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	Variance in Dollars	Variance in Percent	June 27, 2020	June 29, 2019	Variance in Dollars	Variance in Percent
Cost of revenue:
Systems	$56,721	$49,561	$7,160	14%	$107,429	$94,162	$13,267	14%
Services	5,897	6,075	(178)	(3)%	11,247	12,481	(1,234)	(10)%
	$62,618	$55,636	$6,982	13%	$118,676	$106,643	$12,033	11%
Our cost of revenue increased by $7.0 million and $12.0 million for the three and six months ended June 27, 2020, respectively, as compared with the corresponding periods in 2019. The $7.2 million and $13.3 million increases in our systems cost of revenue were less than the increases in revenue compared with the corresponding periods in 2019, despite a charge of $1.8 million related to our reduction and consolidation of legacy product lines taken in the second quarter of 2020, and were partly due to favorable customer and product mix. The decrease in services cost of revenue was mainly due to reduced personnel costs for the three and six months ended June 27, 2020 compared with the corresponding period in 2019.
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	Variance in Dollars	Variance in Percent	June 27, 2020	June 29, 2019	Variance in Dollars	Variance in Percent
Gross profit:
Systems	$54,120	$43,272	$10,848	25%	$97,921	$81,031	$16,890	21%
Services	2,285	1,396	889	64%	4,108	1,980	2,128	107%
	$56,405	$44,668	$11,737	26%	$102,029	$83,011	$19,018	23%
Gross margin:
Systems	48.8%	46.6%			47.7%	46.3%
Services	27.9%	18.7%			26.8%	13.7%
Overall	47.4%	44.5%			46.2%	43.8%
Gross profit increased to $56.4 million and $102.0 million for the three and six months ended June 27, 2020, respectively, from $44.7 million and $83.0 million during the corresponding periods in 2019 primarily due to higher systems and services gross margin.
During the three and six months ended June 27, 2020, systems gross margin was negatively impacted by U.S. tariff and tariff-related costs of $0.7 million and $1.7 million, or 65 and 80 basis points, respectively, and intangible asset amortization of $0.7 million and $1.3 million, or 60 basis points for both periods, respectively. Excluding the impact of U.S. tariff and tariff-related costs and intangible assets amortization, systems gross margin was 50.1% and 49.1% for the three and six months ended June 27, 2020, respectively. During the three and six months ended June 29, 2019, systems gross margin was negatively impacted by U.S. tariff and tariff-related costs of $1.9 million and $4.0 million, or 200 and 230 basis points, respectively. There was no intangible asset amortization in the three and six months ended June 29, 2019. Excluding the impact of U.S. tariff and tariff-related costs, systems gross margin was 48.6% and 48.5% for the three and six months ended June 29, 2019, respectively. The increase in systems gross margin excluding U.S. tariff and tariff-related costs and intangible assets amortization for the three months ended June 27, 2020 compared the corresponding period in 2019, was mainly due to continued growth in our all-platform offerings along with favorable product and customer mix.
Services gross margin increased for the three months ended June 27, 2020 compared to the corresponding period in 2019 due to lower personnel costs as our service revenue mix shifts away from low gross margin deployment services to higher gross margin software maintenance and services aligned with our platform offerings.

Operating Expenses
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	Variance in Dollars	Variance in Percent	June 27, 2020	June 29, 2019	Variance in Dollars	Variance in Percent
Research and development	$20,921	$20,700	$221	1%	$41,592	$40,030	$1,562	4%
Percent of total revenue	18%	21%			19%	21%
Research and development expenses for the three months ended June 27, 2020 increased by $0.2 million as compared with the corresponding period in 2019 mainly due to higher personnel expenses of $0.7 million, primarily related to incentive compensation expense, and higher stock-based compensation of $0.2 million. These increases were partially offset by decreases in depreciation and amortization expense of $0.3 million and lower travel expenses of $0.2 million.
Research and development expenses for the six months ended June 27, 2020 increased by $1.6 million as compared with the corresponding period in 2019 mainly due to higher personnel expenses of $1.8 million, primarily related to incentive compensation expense, higher outside services expenses of $0.8 million and higher stock-based compensation of $0.2 million. These increases were partially offset by decreases in depreciation and amortization expense of $0.4 million, lower equipment expenses of $0.3 million and lower travel expenses of $0.3 million.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	Variance in Dollars	Variance in Percent	June 27, 2020	June 29, 2019	Variance in Dollars	Variance in Percent
Sales and marketing	$21,343	$19,734	$1,609	8%	$41,967	$39,073	$2,894	7%
Percent of total revenue	18%	20%			19%	21%
Sales and marketing expenses for the three months ended June 27, 2020 increased by $1.6 million as compared with the corresponding period in 2019 primarily due to higher personnel expenses of $1.7 million, mainly related to higher sales incentive compensation expense and investments in sales headcount, higher marketing expenses of $0.8 million and higher stock-based compensation of $0.2 million. These increases were partially offset by a decrease in travel expenses of $1.4 million.
Sales and marketing expenses for the six months ended June 27, 2020 increased by $2.9 million as compared with the corresponding period in 2019 primarily due to higher personnel expenses of $2.7 million, mainly related to investments in sales headcount and higher sales incentive compensation expense, and higher marketing expenses of $1.4 million. These increases were partially offset by a decrease in travel expenses of $1.6 million.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	Variance in Dollars	Variance in Percent	June 27, 2020	June 29, 2019	Variance in Dollars	Variance in Percent
General and administrative	$11,193	$9,165	$2,028	22%	$21,862	$17,952	$3,910	22%
Percent of total revenue	9%	9%			10%	9%
General and administrative expenses for the three months ended June 27, 2020 increased by $2.0 million as compared with the corresponding period in 2019 mainly due to capitalized cloud-computing amortization and subscription expenses of $1.1 million as our cloud-based ERP system went live in January of 2020, an increase in our bad debt allowance of $0.9 million, and an increase in personnel expenses of $0.4 million, primarily related to incentive compensation expense. These increases were partially offset by decreases in professional services fees of $0.4 million and facilities expenses of $0.2 million.

General and administrative expenses for the six months ended June 27, 2020 increased by $3.9 million as compared with the corresponding period in 2019 mainly due to capitalized cloud-computing amortization and subscription expenses of $2.2 million as our cloud-based ERP system went live in January of 2020, an increase in personnel expenses of $1.7 million, primarily related to the capitalization of internal resources related to our cloud-based ERP implementation that lowered personnel expenses in 2019 as well as an increase in incentive compensation expense in 2020, and an increase in our bad debt allowance of $1.0 million. These increases were partially offset by lower facilities expenses of $0.4 million and lower professional services fees of $0.3 million.
Restructuring Charges
The following table sets forth our restructuring charges (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	Variance in Dollars	Variance in Percent	June 27, 2020	June 29, 2019	Variance in Dollars	Variance in Percent
Restructuring charges	$6,286	$—	$6,286	100%	$6,286	$—	$6,286	100%
Percent of total revenue	5%	—%			3%	—%
Responding to changes and trends caused by the COVID-19 pandemic, we initiated a restructuring plan in June 2020 to accelerate our all-platform future and to align with a work-from-anywhere culture. We incurred restructuring charges of $6.3 million, consisting of facilities-related charges and severance and other termination related benefits. See Note 5, “Balance Sheet Details” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
Provision for Income Taxes
The following table sets forth our provision for income taxes (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	Variance in Dollars	Variance in Percent	June 27, 2020	June 29, 2019	Variance in Dollars	Variance in Percent
Provision for income taxes	$148	$95	$53	56%	$477	$250	$227	91%
Effective tax rate	(3.6)%	(1.9)%			(4.5)%	(1.7)%
The effective tax rate for the three and six months ended June 27, 2020 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods.
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

Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash generated from operations, borrowings on our line of credit, financing arrangements for certain lab equipment and consulting services and sales of our common stock. As of June 27, 2020, we had cash and cash equivalents of $50.6 million, which consisted of deposits held at banks held at major financial institutions.
Operating Activities
Net cash provided by operating activities was $3.9 million for the six months ended June 27, 2020 and consisted of $17.0 million of non-cash charges and $1.9 million of cash flow decreases reflected in the net change in assets and liabilities, partially offset by a net loss of $11.2 million. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in accounts receivable of $12.1 million, due to product shipment timing. In addition, there was a decrease in deferred revenue of $0.9 million due to the invoice timing of our customer support and subscription offerings and a decrease in accounts payable of $0.7 million, primarily due to timing of payments to our suppliers. These changes were partially offset by an increase in accrued liabilities of $7.9 million, due to an increase in accruals related to our restructuring activities and an increase our liability for components at certain suppliers. In addition, there was a decrease in inventory of $3.5 million due to lower deliveries as a result of the supply disruption during 2020 and an increase in prepaid expenses and other assets of $1.2 million, due to an increase in our VAT receivable and employee receivables related to income tax obligations associated with our NQ ESPP.
Non-cash charges primarily consisted of depreciation and amortization of $7.0 million, stock-based compensation of $6.2 million and lease restructuring charges of $3.7 million.
During the six months ended June 29, 2019, net cash used in operating activities was $3.3 million and consisted of a net loss of $14.8 million partially offset by $1.0 million of cash flow increases reflected in the net change in assets and liabilities and by $10.4 million of non-cash charges. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in accounts receivable of $6.8 million, mainly due to lower sales, a decrease in inventory of $4.8 million, primarily due to the transfer of raw material inventory to our new CM and higher excess and obsolete reserves, an increase in deferred revenue of $3.2 million due to increased support contracts, software maintenance and Calix Cloud subscriptions and a decrease in prepaid expenses and other assets of $1.7 million, mainly due to operating lease asset amortization. This was partially offset by a decrease in accrued liabilities of $10.3 million, mainly related to incentive compensation payments to employees and ESPP purchases, a decrease in accounts payable of $2.7 million, primarily due to less inventory purchases, a decrease in other long-term liabilities of $2.5 million, mainly due to operating lease liability amortization.
Non-cash charges primarily consisted of stock-based compensation of $5.7 million and depreciation and amortization of $4.6 million.
Investing Activity
For the six months ended June 27, 2020 we invested $4.5 million in capital expenditures consisting primarily of purchases of test equipment and computer equipment. Similarly, for the six months ended June 29, 2019, we invested $9.5 million in capital expenditures consisting primarily of purchases of test equipment, computer equipment and software.
Financing Activities
Net cash provided by financing activities of $4.5 million for the six months ended June 27, 2020 mainly consisted of proceeds from the issuance of common stock from stock option exercises of $5.6 million and from our employee stock purchase plans of $4.7 million. These inflows were partially offset by the partial re-payment of our line of credit of $4.0 million, payments related to financing arrangements of $1.5 million and payments to originate the credit line of $0.3 million.
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
Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, contractual obligations under our loan and security agreement with Bank of America, or BofA Loan Agreement, normal recurring trade payables, compensation-related and expense accruals, operating leases, minimum revenue-share obligations and obligations from financing arrangements. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. In the event that our revenue plan does not meet our expectations, we may be required to curtail or eliminate expenditures to mitigate the impact on our working capital.

In January 2020, we terminated our Silicon Valley Bank loan and security agreement and entered into a new loan and security agreement with Bank of America, N.A. The BofA Loan Agreement provides for a revolving facility up to a principal amount of up to $35.0 million, including a $10.0 million sublimit for letters of credit. The BofA Loan Agreement matures, and all outstanding amounts become due and payable, in January 2023. The BofA Loan Agreement is secured by substantially all of our assets, including our intellectual property. Effective July 1, 2020, loans under the credit facility will bear interest at a rate per annum equal to either LIBOR (customarily defined) plus an applicable margin between 1.5% to 2.0% or Prime Rate (customarily defined) plus an applicable margin between 0.5% to 1.0%, in each case largely based on a fixed charge coverage ratio measured at the end of each fiscal quarter. The availability of borrowings under the BofA Loan Agreement is subject to certain conditions and requirements, including among others, if at any time our availability is less than $5.0 million, we must maintain a minimum fixed charge coverage ratio, or FCCR, of 1.0 to 1.0. As of June 27, 2020, we were in compliance with these requirements, had borrowings outstanding of $26.0 million, availability of $9.0 million and an FCCR of 4.1 to 1.0. Our interest rate on the line of credit was 4.5% as of the quarter ended June 27, 2020 and decreased to 3.75% on July 1, 2020.
In March 2018, we entered into an agreement with a vendor to develop software products pursuant to which we would become obligated, if the vendor delivered software that meets our technical requirements for commercial sale, to make minimum revenue-share payments of $15.8 million over the subsequent three years. The payments are based on a revenue-share rate applied to revenue from developed product sales subject to a minimum and a maximum aggregate amount over the three-year sales period. We had our first sale in August 2019. Revenue-share payments are paid quarterly in arrears, and we began making payments in the first quarter of 2020.
During 2018, we entered into financing arrangements to purchase lab equipment for approximately $5.1 million. Each agreement is to be paid over 36 months with a weighted average interest rate of 6.2%. As of June 27, 2020, we had $2.1 million outstanding under these financing arrangements.
From 2017 to 2020, in connection with our ERP implementation, we entered into financing arrangements for consulting services of $5.5 million. The current amounts due under this agreement are to be paid over a weighted average term of 2.4 years with a weighted average interest rate of 6.2%. As of June 27, 2020, there was $1.9 million outstanding under this arrangement.
We believe, based on our current operating plan and expected operating cash flows, that our existing cash and cash equivalents, along with available borrowings under our BofA Loan Agreement, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth; timing of customer payments and payment terms, particularly of larger customers; the timing and extent of spending to support development efforts; our ability to manage product cost, including the cost impact of the U.S. tariffs as well as the possibility of additional tariffs or costs associated with disruptions in global trade and relations that may impact our product costs and higher component costs associated with new technologies; the global impact of the COVID-19 pandemic, particularly if restrictions are prolonged; our ability to implement efficiencies and maintain product margin levels; the expansion of sales and marketing activities; the success of revenue share programs; the timing of introductions and timing and rate of customer adoption of new products and enhancements to existing products; the slowdowns or declines in customer purchases of traditional systems; acquisition of new capabilities or technologies; and the continued market acceptance of our products. If we are unable to execute on our current operating plan or generate positive operating income and positive cash flows, our liquidity, results of operations and financial condition will be adversely affected, and we may fail to meet the borrowing base requirements or comply with the covenants in the BofA Loan Agreement, in which case we may not be able to borrow under the BofA Loan Agreement. We may need to seek other sources of liquidity, including the sale of equity or incremental borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which may adversely impact our business and potential growth.

Contractual Obligations and Commitments
Our principal commitments as of June 27, 2020 consisted of our contractual obligations under the BofA Loan Agreement, financing arrangements, operating leases for office space and non-cancelable outstanding purchase obligations. The following table summarizes our contractual obligations at June 27, 2020 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$104,763	$104,763	$—	$—	$—
Line of credit, including interest (2)	29,026	1,170	27,856	—	—
Financing arrangements (3)	19,977	5,450	14,527	—	—
Operating lease obligations (4)	18,802	3,720	6,971	6,774	1,337
	$172,568	$115,103	$49,354	$6,774	$1,337
(1) Represents outstanding purchase commitments for inventory to be delivered by our third-party manufacturers. See Note 6, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our outstanding purchase commitments.
(2) Line of credit contractual obligations include projected interest payments over the term of the BofA Loan Agreement, assuming the interest rate in effect for the outstanding borrowings as of June 27, 2020 of 4.5% and payment of the borrowings on January 27, 2023, the contractual maturity date of the credit facility. See Note 5, “Credit Agreements” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our contractual obligations relating to our line of credit.
(3) Represents installment payments, including interest, related to financing arrangements and estimated total minimum revenue-share obligations under the program, including imputed interest, of $15.8 million associated with developed software product and related enhancements by an engineering service provider of which approximately $12.8 million has been incurred. The schedule reflects our expected revenue-share payments based on our revenue projections for the developed products over a three-year sales period. If the minimum revenue-share payments are not achieved by the end of the three-year sales period, a true-up payment will be due.
(4) Future minimum operating lease obligations in the table above include primarily payments for our office locations, which expire at various dates through 2025. See Note 6 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our operating leases.
Off-Balance Sheet Arrangements
As of June 27, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At June 27, 2020, we had cash of $50.6 million, which is not exposed to interest rate risk.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings under our Loan Agreement with BofA. Borrowings under the BofA Loan Agreement will bear interest through maturity at a variable annual rate based upon an annual rate of either a prime rate or a LIBOR rate, plus an applicable margin between 0.5% to 1.0% for prime rate advances and between 1.5% and 2.0% for LIBOR advances based on our FCCR. As of June 27, 2020, we had $26.0 million outstanding in borrowings under the BofA Loan Agreement.
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
Translation Exposure
Our sales contracts are primarily denominated in USD and, therefore, the majority of our revenue is not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities with our subsidiaries in China and the United Kingdom, whose functional currencies are Chinese Renminbi, or RMB, and British Pounds Sterling, or GBP.
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

	Six Months Ended
	June 27, 2020	June 29, 2019
USD	92%	90%
RMB	5%	7%
GBP	3%	3%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB and GBP, our operating expenses for the first six months of 2020 would have decreased or increased by approximately $0.9 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 27, 2020 was a net translation gain of $0.2 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Condensed Consolidated Statements of Comprehensive Loss. During the six months ended June 27, 2020, the net gain we recognized related to these foreign exchange assets and liabilities was approximately $16,000.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of June 27, 2020, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
In late 2019 a novel strain of coronavirus, identified as COVID-19, was reported in Wuhan, China. COVID-19 has since been declared a global pandemic by the World Health Organization and has severely impacted the global economy, disrupting financial markets, supply chains, customer spending and purchasing patterns and general business operations, and leading to higher than expected unemployment rates. In response, governments have implemented measures to attempt to contain and mitigate the transmission of COVID-19, including shelter in place orders, travel restrictions, mandatory quarantines and shutdown of certain non-essential business activities, all of which have resulted in global business disruptions as well as significant impacts on societal interactions. We cannot predict the continued impact of the pandemic and the degree to which our business and results of operations may be affected. There are no assurances that the global economy will recover quickly or at all, or that impacted areas will be able to fully contain COVID-19 to avoid new waves of infections. The COVID-19 pandemic has also presented financial challenges to numerous businesses, which may result in liquidity issues leading to heightened difficulties with collections.
In consideration of the health and safety of our employees, we instituted office closures, travel restrictions and a mandatory work from home policy for substantially all of our employees. In consideration of the well-being of our employees and customers, we replaced in-person meetings and conferences with virtual meetings and events and we are leveraging technology to host ConneXions, our annual user conference, virtually this fall. Furthermore, we have transitioned our workforce to a work-from-anywhere model, and are reorganizing our physical office requirements and embracing a virtual culture. While these measures help to contain and mitigate the transmission of COVID-19 and the impact on productivity, such measures are disruptive, require transition to new business processes and detract our employees from normal business activities.
The spread of COVID-19 has impacted our supply chain operations through restrictions and shutdown of business activities, suppliers from whom we rely on for sourcing components and materials and third-party partners from whom we rely on for manufacturing, warehousing and logistics services. Specifically, the manufacture of our products requires optical-electronic components, chipsets and materials with critical dependencies on manufacturing located in China. Business disruptions due to factory shutdowns and other containment measures have decreased productivity from these suppliers, resulting in competing demand and longer lead times for components and materials needed for the manufacture of our products. In addition, shortages of fiber optics and other materials may delay planned fiber network buildouts by CSPs, which in turn could delay or lower demand for our products. If these containment measures continue for a prolonged period, we may experience a sustained shortage of components and materials, which may have a material negative impact our ability to supply products to meet customer requirements and could materially adversely affect our business and results of operations.
Similarly, our customers’ purchasing decisions may be impacted by the pandemic, which could in turn impact our sales and results of operations. For example, CSPs may choose not to invest at this time in our new platforms, or delay infrastructure improvements due to the uncertainty in the global economy. The COVID-19 pandemic has disrupted global markets, leading to significant unemployment rates and increasing uncertainty over fears of a global recession.

Adverse global economic conditions, geopolitical issues and other conditions that impact our increasingly global operations, including uncertainty around global trade policies and outbreaks of pandemic diseases, could have a negative effect on our business, results of operations and financial condition and liquidity.
As a global company, our performance is affected by global economic conditions as well as geopolitical issues and other conditions with global reach. In recent years concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. Geopolitical issues, such as ongoing conflicts between the United States and China related to tariffs, trade policy changes, other international trade policy changes and the withdrawal of the United Kingdom from the European Union, as well as political positioning by each country, have resulted in increasing global tensions and create uncertainty for global commerce. In particular, we incurred substantial costs and diversion of resources in realigning our supply chain operations to move substantially all of our product manufacturing to locations outside of China as a result of these tariff and trade policy changes. More recently, the uncertainty over the global COVID-19 pandemic, which has resulted in government-imposed travel restrictions across a number of countries and closures of numerous business operations globally, has disrupted and delayed our and our global supply chain operations. Sustained uncertainty about, or worsening of, global economic conditions, geopolitical issues and other conditions with global impact may increase our cost of doing business or disrupt our supply chain operations and may cause our customers to reduce or delay spending and could intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and result of operations.
We have a history of losses, and we may not be able to generate positive operating income and positive cash flows in the future.
We have experienced net losses in each year of our existence. We incurred net losses of $17.7 million in 2019, $19.3 million in 2018 and $83.0 million in 2017. For the first six months of 2020, we incurred a net loss of $11.2 million. As of June 27, 2020, we had an accumulated deficit of $713.7 million.
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
In addition to the other risk factors listed in this “Risk Factors” section, factors that have in the past and may continue to contribute to the variability of our operating results include:
•our ability to predict our revenue and reduce and control our costs;
•our ability to predict product functions and features desired by our customers;
•the impact of global economic conditions, including the impact of the COVID-19 pandemic;

•our ability to effectively manage our global supply chain operations to mitigate the impact of the COVID-19 pandemic and U.S. tariffs and other trade policies;
•our ability to manage our relationships with our third-party vendors, including CMs, ODMs, logistics providers, component suppliers and development partners;
•our ability to forecast our manufacturing and product supply requirements and manage our inventory;
•our dependence on sole-, single- and limited-source suppliers and supply chain partners, including suppliers located primarily or solely in China where there are a number of factors that could negatively impact our supply chain;
•the capital spending patterns of CSPs and any decrease or delay in capital spending by CSPs due to macro-economic conditions, regulatory uncertainties or other reasons;
•the impact of government-sponsored programs on our customers and the impact to our customers of U.S. federal government disruptions, such as government shutdowns, on such programs;
•intense competition, including market entrants whose products may be substitutes to ours;
•our ability to develop new products or enhancements that support technological advances and meet changing CSP requirements;
•our ability to ramp sales and achieve market acceptance of our new products and CSPs’ willingness to adopt and deploy our new products;
•the concentration of our customer base as well as our dependence on a limited number of key customers;
•the length and unpredictability of our sales cycles and timing of orders;
•our lack of long-term, committed-volume purchase contracts with our customers;
•our ability to increase our sales globally and to increase our customer base;
•our exposure to the credit risks of our customers;
•fluctuations in our gross margin;
•the interoperability of our products with CSP networks;
•our products’ compliance with industry standards and regulatory requirements that apply to our products and services;
•our ability to expand our international operations;
•our ability to protect our intellectual property and the cost of doing so;
•the quality of our products, including any undetected hardware defects or bugs in our software;
•our ability to manage data security risks as we grow our cloud and software portfolio;
•our ability to estimate future warranty and service obligations;
•our ability to obtain necessary third-party technology licenses at reasonable costs;
•the regulatory and physical impacts of climate change and other natural events;
•the attraction and retention of qualified employees and key management personnel; and
•our ability to maintain proper and effective internal controls.
Our gross margin may fluctuate over time, and our current level of gross margin may not be sustainable.
Our current level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:
•changes in customer, geographic or product mix, including the mix of configurations within each product group;
•the pursuit or addition of new large customers;
•increased price competition, including the impact of customer discounts and rebates;
•our ability to effectively manage the transition of our global supply chain operations to mitigate the impact of U.S. tariffs;
•our ability to reduce and control product costs;

•an increase in revenue mix toward services, which typically have lower margins;
•changes in component pricing;
•changes in pricing with our third-party manufacturing partners;
•charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;
•introduction of new products and new technologies, which may involve higher component costs;
•our ability to scale our services business in order to gain desired efficiencies;
•changes in shipment volume;
•changes in or increased reliance on distribution channels;
•potential liabilities associated with increased reliance on third-party vendors;
•increased expansion efforts into new or emerging markets;
•increased warranty costs;
•excess and obsolete inventory and inventory holding charges;
•expediting costs incurred to meet customer delivery requirements; and
•potential costs associated with contractual obligations.
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
Historically, a large portion of our sales has been to a limited number of customers. For example, CenturyLink, Inc. accounted for 15% of total revenue in 2019, 18% of total revenue in 2018 and 31% of total revenue in 2017. However, we cannot anticipate the same level of purchases in the future by these or other customers who have historically comprised a larger percentage of our revenue. Although these customers now comprise a smaller percentage of our revenue, we expect that changes in the CSP market, such as financial difficulties, spending cuts or corporate consolidations that impact purchasing decisions by these customers may continue to adversely impact our revenue, and as a result, revenue from such customers may remain flat or continue to decline. For example, CenturyLink completed a large acquisition at the end of 2017, which disrupted its historical levels of purchases with us and we have continued to experience significantly reduced levels of purchases by CenturyLink compared to historical levels. There is no assurance that purchasing levels by CenturyLink will increase from current levels or return to historical levels, and we expect continued uncertainty as it continues to complete its transition activities and corporate strategies. We have experienced and expect to continue to experience delays or declines in purchases by certain CSPs due to deterioration and weakness in their financial condition. For example, Windstream, another one of our larger customers, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in February 2019 after it was found in default of certain debt instruments. In April 2020, another customer, Frontier, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to facilitate a financial restructuring plan. Any decrease or delay in purchases and/or capital expenditure plans of any of our key customers, particularly if prolonged or sustained, or our inability to grow our sales with existing customers, may have a material negative impact on our revenue and results of operations.
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
Our new products are early in their life cycles and subject to uncertain market demand. They also may face obstacles in manufacturing, deployment and competitive response. Adoption of our new products, such as our smart home and business systems, is dependent on the success of our customers in investing, deploying and selling advanced services to their subscribers, and our ability to differentiate our products from competing or substitutive product and service offerings. Our products support a variety of advanced broadband services, such as high-speed Internet, managed Wi-Fi, connected home, IPTV, mobile broadband, high-definition video and online gaming. If we are unable to ramp sales of our new products, or if subscriber demand for our services does not grow as expected or declines, or our customers are unable or unwilling to invest in our platforms to deploy and market these services, particularly in light of the COVID-19 pandemic, demand for our products may decrease or fail to grow at rates we anticipate.
If we fail to manage our supply chain effectively, or if the federal government increases the imposition of tariffs to goods imported from countries where we do business, our ability to conduct our business will be materially impaired, which would adversely impact our gross margins and results of operations.
Up until 2018, substantially all of our products were manufactured in China. In the first half of 2019, we completed activities to realign our supply chain operations to move substantially all of our product manufacturing to locations outside of China. The transition of global supply chain operations is complex, requires significant resources and unanticipated costs, involves significant third-party dependencies and carries numerous risks of disruptions to the manufacture and supply of our products, including exacerbation of the risks associated with our reliance upon third-party manufacturing and supply partners. In particular, in the first quarter of 2019, we experienced product shortages due to production delays associated with the transition of our global supply chain operations that impaired our ability to fulfill customer orders and resulted in revenue below our plan. The manufacture of our products requires components and materials sourced from suppliers in China, including optical-electronic components and materials manufactured in China. We continue to face increasing competition for components and resources from third-party manufacturing and supply partners as more companies seek to transition manufacturing operations out of China due to the ongoing uncertainty of the escalating tariff wars. We may experience further disruptions, product unavailability, delays or unanticipated costs associated with the supply of our products, particularly in light of the current COVID-19 pandemic, which would adversely affect the demand for our products and have a material adverse effect on our business, gross margins and results of operations if we are unable to manage our supply chain effectively, secure our desired rates for the manufacture and supply of our products with new supply chain partners or if the federal government increases the imposition of tariffs to goods imported from additional countries where we produce some of our products.
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
Any of the sole-source, single-source and limited-source suppliers upon whom we or our business partners rely could stop producing our components, be subject to tariffs, epidemics or other conditions that disrupt their operations, cease operations or enter into exclusive arrangements with our competitors. For example, we have encountered disruptions in our supply of certain components sourced from China as a result of the COVID-19 pandemic, which have resulted in production delays for our products due to longer lead times for such components, and from continued uncertainty around trade and tariff policies between the U.S. and China. Disruptions of manufacturing activities in China business activities, particularly if prolonged, may adversely affect our ability to obtain components and materials needed to manufacture our products at acceptable prices or at all, which would in turn harm our business and results of operations. We may also experience shortages or delay of critical components as a result of growing demand in the industry or other sectors. For example, growth in electronic and IoT devices, wireless products, automotive electronics and artificial intelligence all drive increased demand for certain components, such as chipsets and memory products, which may result in lower availability and increased prices for such components. The cost of components may also be impacted by regulatory requirements.
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
We bear inventory risk under our third-party manufacturing arrangements. Lead times for the materials and components that we order through our manufacturers vary significantly and depend on numerous factors, including the specific supplier and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our products are currently lengthy and further exacerbated by the COVID-19 pandemic, requiring our manufacturers to order materials and components several months in advance of manufacture, which impacts the lead time for our products.
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
We have experienced unanticipated increases in demand from customers, including from higher consumer demand for internet services due to COVID-19, which in turn has resulted in delayed shipments and variable shipping patterns. If we underestimate our product requirements, our manufacturers may have inadequate component inventory, which could interrupt manufacturing of our products, increase our cost of product revenue associated with expedite fees and air freight and/or result in delays or cancellation of sales. If we are unable to deliver products in a timely fashion to our customers, we may lose customer goodwill or our customers may choose to purchase from other vendors, all of which may have a material negative impact on our revenue and operating results.
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
Our ability to compete successfully depends on a number of factors, including:
•the successful development of new products;
•our ability to anticipate CSP and market requirements and changes in technology and industry standards;
•our ability to differentiate our products from our competitors’ offerings based on performance, cost-effectiveness or other factors;
•our ability to meet increased customer demand for services and support for their network requirements;
•our ability to gain customer acceptance of our products; and
•our ability to market and sell our products.
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
Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do and are better positioned to acquire and offer complementary products and services. Many of our competitors have broader product lines and can offer bundled solutions, which may appeal to certain customers. Our competitors may also invest additional resources in developing more compelling product offerings. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features, because the products that we and our competitors offer require a substantial investment of time and funds to qualify and install. Moreover, the recent demand on network capacity as a result of shelter-in-place restrictions and shift towards remote workforces may attract new market entrants with competitive or substitutive products, which may lead to increased sales cycles, cause pricing pressure and impact CSP adoption of our platforms due to the availability of broader product offerings in the home networking market.
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
Our industry is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and unanticipated changes in subscriber requirements. Our future success will depend significantly on our ability to anticipate and adapt to such changes, and to offer, on a timely and cost-effective basis, products and features that meet changing CSP demands and industry standards. We intend to continue to invest in developing new products and enhancing the functionality of our platforms, including to reach a broader set of customers. Developing our products is expensive and complex and involves uncertainties, including pricing risks from sourcing sufficient quantities of custom components from limited suppliers on terms which may not be commercially acceptable for us. We may not have sufficient resources to successfully manage lengthy product development cycles. Our research and development expenses were $41.6 million, or 19% of our revenue, for the first six months of 2020, $81.2 million, or 19% of total revenue, in 2019, $90.0 million, or 20% of total revenue, in 2018 and $127.5 million, or 25% of total revenue, in 2017. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts, including increased reliance on third-party partners to maintain our competitive position. As we continue to invest in third-party partners to develop additional features to our product and service platforms, we may experience increased challenges in design, integration and support of such third-party features in our product and service offerings. These investments may take several years to generate positive returns, if ever. Furthermore, certain of our engineering services arrangements impose future payment obligations, in the form of minimum revenue-share payments on the sale of the developed products, that are set based on our expectations of future customer demand associated with the developed products, and require us to make minimum payments whether or not we achieve the desired customer demand. If our forecasts for the developed products fall short of expectations, we may have an asset impairment related to said products, which could adversely affect our financial results. In addition, we may experience design, manufacturing, software development quality, support, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
A large portion of our sales efforts continue to be focused on CSPs with relatively small networks, cable MSOs and selected international CSPs. A portion of our current and potential customers generally operate small networks with limited capital expenditure budgets. Accordingly, we believe the potential revenue from the sale of our products to any one of these customers is limited. As a result, we must identify and sell products to new customers each quarter to continue to increase our sales. In addition, the spending patterns of many of these customers are generally less formal and often characterized by small and sporadic purchases, which may make our future operating results difficult to predict.
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
As part of our business operations, we collect, store, process, use and/or disclose sensitive data relating to our business, including in connection with the provision of our cloud services and in our information systems and data centers (including third-party data centers). In some cases, we use third-party service providers for services that may include the collection, handling, processing and/or storage of personal data on our behalf. In addition, we host our customers’ subscriber data in third-party data centers in the course of providing services and solutions to our customers through our cloud and smart home and business subscriptions. While we and our service providers apply multiple layers of security to control access to data and use encryption and authentication technologies to secure data from unauthorized access, use, alteration and disclosure, these security measures may be compromised. Malicious hackers may attempt to gain access to our network or data centers; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems and services or those of our customers or others. In particular, there has been a spike in cybersecurity attacks as shelter in place orders and work from home requirements have led businesses to increase reliance on virtual environments and communications systems, which have been subjected to increasing third-party vulnerabilities and security risks. Although we monitor our networks and continue to enhance our security protections, particularly as we transition to a work-from-anywhere workforce, hackers are increasingly more sophisticated and aggressive, and our efforts may be inadequate to prevent all incidents of data breach or theft. The theft, loss, or misuse of personal data collected, stored or processed by us or our service providers to run our business could result in significantly increased security and remediation costs or costs related to defending legal claims. If we or our service providers do not allocate and effectively implement and manage the resources necessary to maintain adequate security measures, we could be subjected to data loss, unauthorized data disclosure or a compromise or breach of our systems or those of our third-party data centers. As we transition to a work-from-anywhere workforce and continue to grow our cloud and software portfolio, risks arising from or related to security breaches or data loss are likely to increase. Any loss of data or compromise of our systems or data centers could result in a loss of confidence in the security of our offerings, damage our reputation, cause the loss of current or potential customers or partners, lead to legal and regulatory liability and adversely affect our business, financial condition, operating results and cash flows.
If we experience protracted disruption in functionality or processing capabilities of our newly migrated enterprise resource planning system, or ERP system, we may not be able to effectively transact our business or produce our financial statements on a timely basis and without incurrence of additional costs, which would adversely affect our business, results of operations and cash flows.
In January 2020, we migrated our Oracle ERP system to Oracle’s cloud platform. This migration involved significant complexity, requiring us to move and reconfigure all of our current system processes, transactions, data and controls to a new Oracle platform. We may experience difficulties and delays in transacting our business due to system challenges, limitations in functionality, inadequate change management or process deficiencies in the production use of the ERP system. With the migration to Oracle’s cloud platform, we are highly dependent upon Oracle to host, manage and maintain our ERP system and any disruptions to their business or processes, or delays in their ability to provide services to us, may in turn disrupt our business operations or increase costs. Furthermore, we will receive quarterly system updates and enhancements on the cloud platform according to Oracle’s release timeline and change management processes, which if not managed properly may disrupt our business operations and delay our ability to process transactions and produce reports necessary to conduct our business. We are highly dependent upon our ERP system for critical business functions, including order processing and management, supply chain and procurement operations, financial planning, accounting and reporting; accordingly, protracted disruption in functionality or processing capabilities of the ERP system could materially impair our ability to conduct our business, process transactions timely or to produce accurate financial statements on a timely basis. If our ability to conduct our business, process transactions or to produce accurate financial statements on a timely basis remains impaired, our business, results of operations and cash flows would be adversely affected.
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
An increase in revenue mix towards services may adversely affect our gross margin.
In response to greater customer demand for certain services for our products, we continue to invest and grow our services business while de-prioritizing lower gross margin deployment services. Our services include product warranty and support services, customer success services, customer enablement services, managed services to help our customers manage and optimize their networks, education and certification services and, to a lesser extent, deployment services. Services typically have a lower gross margin than our products, particularly as we invest in growing our service organization. Certain services, such as deployment services, may tend to involve higher costs and increased risk of cost overruns, which can negatively impact our gross margin. Moreover, if we are unable to achieve desired efficiencies and scale as we ramp and develop our services business, we may incur higher than expected costs, which can further adversely impact our gross margin.
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
Our products are highly complex, and our product development, manufacturing and integration testing may not be adequate to detect all defects, errors, failures and quality issues. Quality or performance problems for products covered under warranty could adversely impact our reputation and negatively affect our operating results and financial position. The development and production of new products with high complexity often involves problems with software, components and manufacturing methods. If significant warranty or other product obligations arise due to reliability or quality issues arising from defects in software, faulty components or improper manufacturing methods, our operating results and financial position could be negatively impacted by:
•cost associated with fixing software or hardware defects;
•high service and warranty expenses;
•high inventory obsolescence expense;
•delays in collecting accounts receivable;
•payment of liquidated damages for performance failures; and
•declining sales to existing customers.
As the market for our products evolves, changing customer requirements may adversely affect the valuation of our inventory.
Customer demand for our products can change rapidly in response to market and technology developments. Demand can be affected not only by customer- or market-specific issues, but also by broader economic and/or geopolitical factors. We may, from time to time, adjust inventory valuations downward or end of life certain of our products in response to our assessment of our business strategy as well as consideration of demand from our customers for specific products or product lines. The related excess inventory charges may have an adverse effect on our gross margin, financial condition and results of operations.
If we fail to comply with evolving industry standards, sales of our existing and future products would be adversely affected.
The markets for our products are characterized by a significant number of standards, both domestic and international, which are evolving as new technologies are developed and deployed. As we expand into adjacent markets and increase our international footprint, we are likely to encounter additional standards. Our products must comply with these standards in order to be widely marketable. In some cases, we are compelled to obtain certifications or authorizations before our products can be introduced, marketed or sold in new markets or to customers that we have not historically served. For example, our ability to maintain Operations System Modification for Intelligent Network Elements certification for our products will affect our ongoing ability to continue to sell our products to large CSPs.
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
In the course of expanding our international operations and operating overseas, we will be subject to a variety of risks, including:
•differing regulatory requirements, including tax laws, trade laws, data privacy laws, labor regulations, tariffs, export quotas, custom duties or other trade restrictions;
•liability or damage to our reputation resulting from corruption or unethical business practices in some countries;
•exposure to effects of fluctuations in currency exchange rates if, over time, international customer contracts are increasingly denominated in local currencies;
•longer collection periods and difficulties in collecting accounts receivable;
•greater difficulty supporting and localizing our products;
•added costs of supporting cloud infrastructure outside of the United States;
•different or unique competitive pressures as a result of, among other things, the presence of local equipment suppliers;
•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies and compensation, benefits and compliance programs;
•limited or unfavorable intellectual property protection;
•risk of change in international political or economic conditions, terrorist attacks or acts of war; and
•restrictions on the repatriation of earnings.
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
In order to grow our business, we will need to continually evolve and scale our business and operations to meet customer and market demand. Evolving and scaling our business and operations places increased demands on our management as well as our financial and operational resources to effectively:
•manage organizational change;
•manage a larger organization;
•accelerate and/or refocus research and development activities;
•expand our manufacturing, supply chain and distribution capacity;
•increase our sales and marketing efforts;

•broaden our customer-support and services capabilities;
•maintain or increase operational efficiencies;
•scale support operations in a cost-effective manner;
•implement appropriate operational and financial systems; and
•maintain effective financial disclosure controls and procedures.
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
It may become more difficult to adequately protect our intellectual property as we expand our reliance on third parties for the design, development and/or manufacture of our products and as we transition to a work-from-anywhere workforce. While our contracts with such third parties contain provisions relating to intellectual property rights, indemnification and liability, they may not be adequately enforced. Our third-party providers may also be subject to unauthorized third-party copying or use of our proprietary rights. In addition, as we transition to a work-from-anywhere workforce and implement different technologies for a distributed workforce, we may become subject to increased risks arising from or related to security breaches or data loss.
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
In January 2020, we entered into the BofA Loan Agreement, which provides for a revolving credit facility up to a principal amount of $35.0 million, with the availability of borrowings subject to certain conditions and requirements, including the maintenance of Availability (as defined in the BofA Loan Agreement) of at least $5.0 million. We are dependent on our existing cash, cash equivalents and borrowings available under the BofA Loan Agreement to provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next twelve months. If our financial position deteriorates, our borrowing capacity under the credit facility may be reduced, which would adversely impact our business and growth. In addition, the BofA Loan Agreement includes covenants that place certain restrictions on our ability to, among other things, borrow secured debt or unsecured debt beyond a certain amount, create or suffer to exist any liens, sell or transfer any assets, make distributions, liquidate, dissolve, merge, amalgamate, combine or consolidate, or become a party to certain agreements restricting our ability to incur or repay debt, grant liens, make distributions or modify loan agreements, in each case subject to certain exceptions. Failure to maintain these covenants can limit the amount of borrowings that are available to us, increase the cost of borrowings under the facility, and/or require us to make immediate payments to reduce borrowings.
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
Some of the areas where we have experienced and may in the future experience acquisition-related risks include:
•expenses and distractions, including diversion of management time related to litigation;
•expenses and distractions related to potential claims resulting from any possible future acquisitions, whether or not they are completed;
•retaining and integrating employees from acquired businesses;
•issuance of dilutive equity securities or incurrence of debt;
•integrating various accounting, management, information, human resource and other systems to permit effective management;
•incurring possible write-offs, impairment charges, contingent liabilities, amortization expense of intangible assets or impairment of goodwill and intangible assets with finite useful lives;
•difficulties integrating and supporting acquired products or technologies;
•unexpected capital expenditure requirements;
•insufficient revenue to offset increased expenses associated with acquisitions; and
•opportunity costs associated with committing capital to such acquisitions.
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
We operate a wholly foreign owned enterprise in Nanjing, China, where a dedicated team of engineers performs product development, quality assurance, cost reduction and other engineering work. Our reliance upon development resources in China may not enable us to achieve meaningful product cost reductions or greater resource efficiency. Further, our development efforts and other operations in China involve significant risks, including:
•difficulty hiring and retaining appropriate engineering resources due to intense competition for such resources and resulting wage inflation;
•the knowledge transfer related to our technology and exposure to misappropriation of intellectual property or confidential information, including information that is proprietary to us, our customers and third parties;

•heightened exposure to changes in the economic, security, political and pandemic conditions that may arise in China;
•fluctuation in currency exchange rates and tax risks associated with international operations;
•development efforts that do not meet our requirements because of differences associated with international operations, resulting in errors or delays; and
•uncertainty with respect to tariffs imposed by the federal government on products imported from China and future actions the federal government may take with respect to international trade agreements and U.S. tax provisions related to international commerce that could adversely affect our international operations.
Difficulties resulting from the factors above and other risks related to our operations in China could expose us to increased expense, impair our development efforts, harm our competitive position and damage our reputation. For example, the COVID-19 outbreak first reported in Wuhan, China in December 2019 impacted our research and development operations in Nanjing, and may continue to impact our operations, including our ability to meet our desired development timelines. Government-imposed travel restrictions and closures of certain business operations in China in response to COVID-19 have disrupted and delayed the supply of component parts sourced from China and our supply chain and our suppliers’ operations in and outside of China, which may reoccur in the foreseeable future if the pandemic is not contained.
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
The trading price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time and could fluctuate widely in response to various factors, some of which are beyond our control. These factors include those discussed above under “Risks Related to Our Business and Industry” and others such as:
•quarterly variations in our results of operations or those of our competitors;
•failure to meet any guidance that we have previously provided regarding our anticipated results;
•changes in earnings estimates or recommendations by securities analysts;
•failure to meet securities analysts’ estimates;
•announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;
•developments with respect to intellectual property rights;
•our ability to develop and market new and enhanced products on a timely basis;
•our commencement of, or involvement in, litigation and developments relating to such litigation;
•changes in governmental regulations; and
•a slowdown in the communications industry or the general economy.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management or our Board of Directors. These provisions include:
•a classified Board of Directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our Board of Directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;
•the ability of our Board of Directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by the chairman of the Board of Directors, the chief executive officer or the Board of Directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1*	Amended and Restated Employee Stock Purchase Plan effective April 24, 2020.

10.2*	Amended and Restated 2017 Nonqualified Employee Stock Purchase Plan effective April 24, 2020.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: July 21, 2020	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: July 21, 2020	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)