Form 10-Q
period 2020-09-26
CALIX, INC
filed 2020-10-20
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of October 15, 2020, there were 61,772,946 shares of the Registrant’s common stock, par value $0.025 outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 26, 2020	December 31, 2019
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$63,826	$46,829
Restricted cash	628	628
Marketable securities	39,986	—
Accounts receivable, net	69,131	46,509
Inventory	41,616	40,153
Prepaid expenses and other current assets	9,656	9,698
Total current assets	224,843	143,817
Property and equipment, net	20,168	21,527
Right-of-use operating leases	10,684	15,864
Goodwill	116,175	116,175
Other assets	13,463	19,440
	$385,333	$316,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,557	$10,789
Accrued liabilities	60,506	57,546
Deferred revenue	15,591	17,158
Line of credit	—	30,000
Total current liabilities	92,654	115,493
Long-term portion of deferred revenue	19,564	18,340
Operating leases	12,356	14,337
Other long-term liabilities	13,228	14,625
Total liabilities	137,802	162,795
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of September 26, 2020 and December 31, 2019	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 61,770 shares issued and outstanding as of September 26, 2020, and 61,778 shares issued and 56,448 shares outstanding as of December 31, 2019	1,544	1,545
Additional paid-in capital	939,874	895,899
Accumulated other comprehensive loss	(693)	(854)
Accumulated deficit	(693,194)	(702,576)
Treasury stock, zero shares as of September 26, 2020 and 5,330 shares as of December 31, 2019	—	(39,986)
Total stockholders’ equity	247,531	154,028
	$385,333	$316,823
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue:
Systems	$142,294	$106,060	$347,644	$281,253
Services	8,214	8,425	23,569	22,886
Total revenue	150,508	114,485	371,213	304,139
Cost of revenue:
Systems	68,889	57,858	176,318	152,020
Services	5,644	6,425	16,891	18,906
Total cost of revenue	74,533	64,283	193,209	170,926
Gross profit	75,975	50,202	178,004	133,213
Operating expenses:
Sales and marketing	23,079	20,123	65,046	59,196
Research and development	20,378	20,890	61,970	60,920
General and administrative	10,768	9,566	32,630	27,518
Restructuring charges	—	—	6,286	—
Loss on asset retirement	—	2,474	—	2,474
Total operating expenses	54,225	53,053	165,932	150,108
Income (loss) from operations	21,750	(2,851)	12,072	(16,895)
Interest and other income (expense), net:
Interest expense, net	(356)	(271)	(1,263)	(521)
Other income (expense), net	(707)	353	(801)	85
Total interest and other income (expense), net	(1,063)	82	(2,064)	(436)
Income (loss) before provision for income taxes	20,687	(2,769)	10,008	(17,331)
Provision for income taxes	149	610	626	860
Net income (loss)	$20,538	$(3,379)	$9,382	$(18,191)
Net income (loss) per common share:
Basic	$0.34	$(0.06)	$0.16	$(0.33)
Diluted	$0.32	$(0.06)	$0.16	$(0.33)
Weighted-average number of shares used to compute
net income (loss) per common share:
Basic	60,307	55,466	58,053	54,718
Diluted	63,449	55,466	60,331	54,718

Net income (loss)	$20,538	$(3,379)	$9,382	$(18,191)
Other comprehensive income (loss), net of tax - foreign currency translation adjustments, net	410	(430)	161	(387)
Comprehensive income (loss)	$20,948	$(3,809)	$9,543	$(18,578)
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 27, 2020	58,143	$1,587	$912,402	$(1,103)	$(713,732)	$(39,986)	$159,168
Stock-based compensation	—	—	3,574	—	—	—	3,574
Exercise of stock options	219	5	2,128	—	—	—	2,133
Issuance of vested restricted stock units	18	—	—	—	—	—	—
Stock issued under employee stock purchase plans	170	4	1,641	—	—	—	1,645
Issuance of common stock in connection with public offering	3,220	82	59,981	—	—	—	60,063
Treasury stock retirement	—	(134)	(39,852)	—	—	39,986	—
Net income	—	—	—	—	20,538	—	20,538
Other comprehensive income	—	—	—	410	—	—	410
Balance at September 26, 2020	61,770	$1,544	$939,874	$(693)	$(693,194)	$—	$247,531

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 29, 2019	55,443	$1,520	$886,076	$(710)	$(699,694)	$(39,986)	$147,206
Stock-based compensation	—	—	2,762	—	—	—	2,762
Issuance of vested restricted stock units, net of taxes withheld	59	1	(11)	—	—	—	(10)
Stock forfeited under employee stock purchase plans prior to vesting	(8)	—	1	—	—	—	1
Net loss	—	—	—	—	(3,379)	—	(3,379)
Other comprehensive loss	—	—	—	(430)	—	—	(430)
Balance at September 28, 2019	55,494	$1,521	$888,828	$(1,140)	$(703,073)	$(39,986)	$146,150

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	56,448	$1,545	$895,899	$(854)	$(702,576)	$(39,986)	$154,028
Stock-based compensation	—	—	9,800	—	—	—	9,800
Exercise of stock options	967	24	7,717	—	—	—	7,741
Issuance of vested restricted stock units	299	7	(7)	—	—	—	—
Stock issued under employee stock purchase plans	836	20	6,336	—	—	—	6,356
Issuance of common stock in connection with public offering	3,220	82	59,981	—	—	—	60,063
Treasury stock retirement	—	(134)	(39,852)	—	—	39,986	—
Net income	—	—	—	—	9,382	—	9,382
Other comprehensive income	—	—	—	161	—	—	161
Balance at September 26, 2020	61,770	$1,544	$939,874	$(693)	$(693,194)	$—	$247,531

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	53,955	$1,482	$876,073	$(753)	$(684,882)	$(39,986)	$151,934
Stock-based compensation	—	—	8,476	—	—	—	8,476
Exercise of stock options	55	2	324	—	—	—	326
Issuance of vested performance restricted stock units and restricted stock units, net of taxes withheld	560	14	(179)	—	—	—	(165)
Stock issued under employee stock purchase plans	924	23	4,134	—	—	—	4,157
Net loss	—	—	—	—	(18,191)	—	(18,191)
Other comprehensive loss	—	—	—	(387)	—	—	(387)
Balance at September 28, 2019	55,494	$1,521	$888,828	$(1,140)	$(703,073)	$(39,986)	$146,150

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Operating activities:
Net income (loss)	$9,382	$(18,191)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	9,800	8,476
Depreciation and amortization	10,311	7,407
Asset retirements and write-downs	3,749	2,624
Changes in operating assets and liabilities:
Accounts receivable, net	(22,622)	18,494
Inventory	(1,464)	3,795
Prepaid expenses and other assets	3,710	370
Accounts payable	5,616	(16,047)
Accrued liabilities	3,834	(2,715)
Deferred revenue	(342)	2,597
Other long-term liabilities	(1,038)	(2,776)
Net cash provided by operating activities	20,936	4,034
Investing activities
Purchases of property and equipment	(5,617)	(12,384)
Purchases of marketable securities	(39,986)	—
Net cash used in investing activities	(45,603)	(12,384)
Financing activities:
Proceeds from exercise of stock options	7,741	326
Proceeds from employee stock purchase plans	6,356	4,157
Taxes paid for awards vested under equity incentive plan	—	(166)
Payments related to financing arrangements	(2,342)	(2,002)
Proceeds from the sale of common stock in connection with public offering, net of expense	60,063	—
Proceeds from line of credit	30,000	113,300
Repayment of line of credit	(60,000)	(119,000)
Payments to originate the line of credit	(285)	—
Net cash provided by (used in) financing activities	41,533	(3,385)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	131	(353)
Net increase (decrease) in cash, cash equivalents and restricted cash	16,997	(12,088)
Cash, cash equivalents and restricted cash at beginning of period	47,457	50,274
Cash, cash equivalents and restricted cash at end of period	$64,454	$38,186
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
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first quarter ending on the Saturday closest to March 31st. As a result, the Company had one less day in the nine months ended September 26, 2020 than for the nine months ended September 28, 2019. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the recent COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict. Since March 2020, the Company has instituted and continued to maintain office closures, travel restrictions and instituted a mandatory work-from-home policy for substantially all of its employees. The spread of COVID-19 has impacted the Company's supply chain operations through restrictions and shutdown of business activities by suppliers whom the Company relies on for sourcing components and materials and third-party partners whom the Company relies on for manufacturing, warehousing and logistics services. Although demand for the Company's products may remain strong in the short-term as subscribers seek more bandwidth and better WiFi, customers’ purchasing decisions over the longer-term may be impacted by the pandemic and its impact on the economy, which could in turn impact the Company's revenue and results of operations. Furthermore, the Company’s supply chain continues to face challenges in sourcing components and materials to manufacture its products, and future outbreaks could cause further supply chain disruptions. As of the issuance date of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity or results of operations is uncertain.

2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019. The Company’s significant accounting policies did not change during the nine months ended September 26, 2020.
Newly Adopted Accounting Standard
The Company did not adopt any new accounting standards during the nine months ended September 26, 2020 that were significant to the Company.

Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the nine months ended September 26, 2020, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, that are significant or potentially significant to the Company.
3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities
The Company has invested its excess cash primarily in money market funds and highly liquid marketable securities such as corporate debt instruments, commercial paper and U.S. government securities. The Company considers all investments with maturities of three months or less when purchased to be cash equivalents. Marketable securities represent highly liquid corporate debt instruments, commercial paper and U.S. government securities with maturities greater than 90 days at date of purchase. Marketable securities with maturities greater than one year are classified as current because management considers all marketable securities to be available for current operations.
Cash equivalents are stated at amounts that approximate fair value based on quoted market prices. Marketable securities are recorded at their fair values.
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive loss in the stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive income (loss) to results of operations as other income (expense), net.
Cash, cash equivalents, restricted cash and marketable securities consisted of the following (in thousands):

	September 26, 2020	December 31, 2019
Cash and cash equivalents:
Cash	$23,807	$46,815
U.S. government securities	29,997	—
Money market funds	10,022	14
Total cash and cash equivalents	63,826	46,829
Restricted cash	628	628
Total cash, cash equivalents and restricted cash	64,454	47,457
Marketable securities: U.S. government securities	39,986	—
	$104,440	$47,457
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities.
As of September 26, 2020, all marketable securities were due in one year or less; and the amortized cost and fair value of marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	39,985	1	—	39,986

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

The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of September 26, 2020	Level 1
Money market funds	$10,022
U.S. government securities	69,983
$80,005

As of December 31, 2019	Level 1
Money market funds	$14
5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	September 26, 2020	December 31, 2019
Accounts receivable	$70,634	$46,883
Allowance for doubtful accounts	(1,503)	(374)
	$69,131	$46,509
Inventory consisted of the following (in thousands):

	September 26, 2020	December 31, 2019
Raw materials	$154	$656
Finished goods	41,462	39,497
	$41,616	$40,153
Property and equipment, net consisted of the following (in thousands):

	September 26, 2020	December 31, 2019
Test equipment	$39,612	$37,001
Software	16,047	20,646
Computer equipment	11,769	10,835
Furniture and fixtures	2,237	2,342
Leasehold improvements	1,447	2,047
Total	71,112	72,871
Accumulated depreciation and amortization	(50,944)	(51,344)
	$20,168	$21,527

Other long-term assets consisted of the following (in thousands):

	September 26, 2020	December 31, 2019
Intangible asset	$10,175	$12,148
Capitalized cloud implementation costs	2,068	6,089
Other long-term assets	1,220	1,203
	$13,463	$19,440
Intangible Asset
In March 2018, the Company entered into an agreement with a vendor to develop certain software product and related enhancements pursuant to which the Company may be obligated to make minimum revenue-share payments under the program of up to $15.8 million over the three years following availability for sale. The payments are based on a revenue-share rate applied to revenue from the developed-product and the corresponding hardware sales subject to a minimum and a maximum aggregate amount over the three-year sales period. The Company had its first sale in August 2019, and as a result, the Company capitalized an intangible asset with a value of $13.2 million in the third quarter of 2019. The Company also recognized a liability, of which $11.5 million is included in other long-term liabilities and $2.5 million in accrued liabilities in the accompanying Condensed Consolidated Balance Sheet as of September 26, 2020. The intangible asset has an estimated five-year useful life and is being amortized using the greater of the ratio of current gross revenue for the products to the total of current and anticipated future gross revenue for the products or the straight-line method.
Capitalized Cloud Implementation Costs
In January 2020, the Company went live with its cloud-based enterprise resource planning (“ERP”) system. As a result, the Company capitalized $7.5 million of implementation costs in both prepaid expenses and other current assets and other long-term assets in the Company's Condensed Consolidated Balance Sheet. This amount is being amortized over a period of 29 months, representing the remaining contractual term. The amortization expense for the three and nine months ended September 26, 2020 was $0.7 million and $2.3 million, respectively.
Accrued liabilities consisted of the following (in thousands):

	September 26, 2020	December 31, 2019
Compensation and related benefits	$20,042	$19,010
Warranty and retrofit	8,556	7,294
Current portion of financing arrangements	5,160	4,044
Component inventory held by suppliers	5,136	1,925
Customer advances or rebates	5,047	7,252
Professional and consulting fees	3,584	4,996
Taxes payable	3,142	2,021
Operating leases	2,756	2,663
Product returns	1,500	919
Operations	1,200	1,053
Freight	1,070	808
Other	3,313	5,561
	$60,506	$57,546

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

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Balance at beginning of period	$7,732	$7,910	$7,294	$8,547
Provision for warranty and retrofit charged to cost of revenue	1,716	1,025	4,341	2,591
Utilization of reserve	(892)	(1,651)	(3,079)	(3,854)
Balance at end of period	$8,556	$7,284	$8,556	$7,284

Accrued Restructuring Charges
Responding to trends caused by the COVID-19 pandemic, the Company initiated a restructuring plan in June 2020 to accelerate the Company’s all platform future and to align with a work-from-anywhere culture. The Company incurred restructuring charges of approximately $6.3 million, consisting of facilities-related charges and severance and other termination related benefits for the nine months ended September 26, 2020.
As part of its work-from-anywhere culture, many of the Company’s employees elected to work remotely on a permanent basis. In light of this shift, the Company evaluated its space needs and determined that a portion of the Company's leased office spaces in Richardson, Texas and San Jose, California would no longer be utilized. As a result, the right-of-use assets related to these leases were written down, resulting in a charge of $3.5 million during the nine months ended September 26, 2020. In addition, the Company wrote off assets with net book value of $0.3 million and accrued common areas maintenance fees and property taxes related to the unused office space totaling $1.4 million during nine months ended September 26, 2020.
The following table summarizes the activities pursuant to the above restructuring plan (in thousands):

	Facilities	Severance and Related Benefits	Total
Balance at March 28, 2020	$—	$—	$—
Restructuring charges	5,112	1,174	6,286
Asset write-down	(3,748)	—	(3,748)
Cash payments	(60)	(936)	(996)
Balance at September 26, 2020	$1,304	$238	$1,542
6. Credit Agreements
Line of Credit
In January 2020, the Company terminated its loan and security agreement with Silicon Valley Bank and entered into a new loan and security agreement with Bank of America, N.A. (“BofA Loan Agreement”). The BofA Loan Agreement provides for a revolving facility up to a principal amount of $35.0 million, including a $10.0 million sublimit for letters of credit. The BofA Loan Agreement matures, and all outstanding amounts become due and payable, in January 2023. The BofA Loan Agreement is secured by substantially all of the Company’s assets, including the Company’s intellectual property. Effective July 1, 2020, loans under the credit facility will bear interest at a rate per annum equal to either LIBOR (customarily defined) plus an applicable margin between 1.5% to 2.0% or Prime Rate (customarily defined) plus an applicable margin between 0.5% to 1.0%, in each case largely based on a fixed charge coverage ratio measured at the end of each fiscal quarter. The availability of borrowings under the BofA Loan Agreement is subject to certain conditions and requirements, including among others, if at any time the Company’s availability is less than $5.0 million, the Company must maintain a minimum fixed charge coverage ratio (“FCCR”) of 1.0 to 1.0. As of September 26, 2020, the Company was in compliance with these requirements, had no outstanding borrowings and had full availability of $35.0 million. The Company's interest rate on the line of credit was 3.75% as of September 26, 2020.
Financing Arrangements
During 2018, the Company entered into financing arrangements to purchase lab and test equipment for approximately $5.1 million. Each agreement is to be paid over 36 months with a weighted average interest rate of 6.2%. As of September 26, 2020, there was $1.7 million outstanding under these financing arrangements, which is included in accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
From 2017 to 2020, the Company entered into financing arrangements for consulting services of $5.5 million in connection with the Company’s ERP implementation. The current amounts due under this agreement are to be paid over a weighted average term of 2.4 years with a weighted average interest rate of 6.3%. As of September 26, 2020, there was $1.6 million outstanding under these arrangements, which is included in accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.
7. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of September 26, 2020 (in thousands):

Period	Minimum Future Lease Payments
Remainder of 2020	$922
2021	3,478
2022	3,682
2023	3,597
2024	3,388
Thereafter	2,881
Total future minimum lease payments	17,948
Less imputed interest	(2,836)
$15,112
Operating lease liability consisted of the following (in thousands):

September 26, 2020
Accrued liabilities - current portion of operating leases	$2,756
Operating leases	12,356
$15,112
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $12.4 million and are included in the table above.
The weighted average discount rate for the Company's operating leases as of September 26, 2020 was 7.0%. The weighted average remaining lease term as of September 26, 2020 was 4.4 years.
For the three and nine months ended September 26, 2020, total rent expense of the Company was $0.9 million and $3.1 million, respectively. For the three and nine months ended September 28, 2019, total rent expense of the Company was $1.1 million and $3.6 million, respectively. Cash paid within operating cash flows for operating leases was $2.5 million and $2.8 million for nine months ended September 26, 2020 and September 28, 2019, respectively.
Purchase Commitments
The Company’s contract manufacturers (“CMs”) and original design manufacturers (“ODMs”) place orders for certain component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs and ODMs. The Company places purchase orders with its CMs and ODMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the finished goods inventory. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. As of September 26, 2020, the Company had approximately $119.9 million of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs, within one year.
The Company has from time to time, and subject to certain conditions, reimbursed certain suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $5.1 million and $1.9 million as of September 26, 2020 and December 31, 2019, respectively. The Company records the related charges in cost of systems revenue in its Condensed Consolidated Statements of Comprehensive Income (Loss).
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
8. Stockholders’ Equity
Stock Offering
In August 2020, the Company completed an underwritten public offering of 3,220,000 shares of its common stock, $20.00 per share, including a full exercise by the underwriters of their option to purchase an additional 420,000 shares of Common Stock, resulting in net proceeds of $60.1 million, after deducting the underwriting discount and estimated expenses payable by the Company.
Treasury Stock Retirement
In August 2020, the Company’s Board of Directors authorized the retirement of the 5,329,817 shares of common stock held as treasury stock. Under Delaware law these shares return to the authorized but unissued common stock pool. As a result, the Company eliminated the $40.0 million treasury stock balance, offsetting this against common stock by $0.1 million and additional paid-in capital by $39.9 million.
2019 Equity Incentive Award Plan
At the Company’s 2019 annual meeting of stockholders, the stockholders approved the 2019 Equity Incentive Award Plan (the “2019 Plan”). The 2019 Plan supersedes and replaces the 2010 Equity Incentive Award Plan (the “2010 Plan”) and preceding plans. No further awards will be granted under the 2010 Plan following the effectiveness of the 2019 Plan; however, the terms and conditions of the 2010 Plan will continue to govern any outstanding awards granted under the 2010 Plan.
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
The number of shares available for issuance under the 2019 Plan included an initial reserve of 1.7 million shares of common stock, any shares of common stock that are available for issuance under the 2010 Plan as of the effective date of the 2019 Plan and any shares of common stock subject to issued and outstanding awards under the 2010 Plan that expire, are cancelled or otherwise terminate following the effective date of the 2019 Plan. At the Company’s 2020 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the 2019 Plan by 3.5 million shares. As of September 26, 2020, there were 4.9 million shares available for issuance under the 2019 Plan.
Stock Options
During the three months ended September 26, 2020, stock option awards exercisable for up to an aggregate of 0.1 million shares of common stock were granted with a grant date fair value of $21.09 per share. During the nine months ended September 26, 2020, stock option awards exercisable for up to an aggregate of 1.0 million shares of common stock were granted with a grant date fair value of $13.27 per share.

During the three months ended March 28, 2020, performance-based stock option awards exercisable for up to an aggregate of 0.8 million shares of common stock were granted to certain Company executives with a grant date fair value of $9.16 per share. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net income for 2020 (collectively, the “2020 Performance Targets”) during the one-year performance period. These performance-based stock option awards will vest, subject to certification by the Compensation Committee of the Company’s Board of Directors upon the achievement of the 2020 Performance Targets, as to 25% of the shares of common stock earned on the date of such certification, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. Under the 2020 Performance Targets, if non-GAAP net income is below 80% of target and bookings are below 90% of target, no shares are awarded. From this base, shares are awarded on a 50% weighting for both non-GAAP net income and bookings up to 100% for each 2020 Performance Target using a sliding scale. The probability of meeting the performance conditions related to these performance-based stock option awards was assessed to be probable as of September 26, 2020, and stock-based compensation expense of $0.4 million was recognized for the three months ended September 26, 2020. For the nine months ended September 26, 2020 stock-based compensation expense of $1.2 million was recognized.
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
During the three months ended September 26, 2020, 0.2 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $9.72 per share. During the nine months ended September 26, 2020, 1.0 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $8.00 per share. As of September 26, 2020, unrecognized stock-based compensation expense of $11.0 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Units
During the nine months ended September 26, 2020, RSUs of 0.1 million were granted with a grant date fair value of $11.22 per share. During the three months ended September 26, 2020, RSUs for 18 thousand shares of common stock vested. During the nine months ended September 26, 2020, RSUs for 0.3 million shares of common stock vested. As of September 26, 2020, unrecognized stock-based compensation expense of $0.9 million related to RSUs, net of estimated forfeitures, was expected to be recognized over a weighted-average period of 0.6 years.
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
During this quarter, the Company revised the ESPP’s two six-month offering periods to August 15th through February 14th and February 15th through August 14th of each year, with an initial transition period that began on May 15th and ended on August 14, 2020. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. In May 2019, the stockholders approved an increase in the number of shares of common stock issuable under the ESPP by 2.5 million shares. The total shares authorized for issuance under the ESPP increased from 7.3 million shares to 9.8 million shares. As of September 26, 2020, there were 2.6 million shares available for issuance under the ESPP. During the three and nine months ended September 26, 2020, 0.2 million and 0.6 million shares were purchased under the ESPP, respectively. As of September 26, 2020, unrecognized stock-based compensation expense of $1.1 million related to the ESPP is expected to be recognized over a remaining service period of 0.4 years.

The NQ ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their annual compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. Beginning in the fourth quarter of 2020, the NQ ESPP’s two six-month offering periods will be changed to November 15th through May 14th and May 15th through November 14th of each year, with a transition period that began on June 21st and will end on November 14, 2020. In May 2020, the stockholders approved an amendment of certain terms and an increase in the number of shares of common stock issuable under the NQ ESPP by 1.2 million shares. The maximum number of shares of common stock currently authorized for issuance under the NQ ESPP is 4.7 million shares, with a maximum of 0.5 million shares allocated per purchase period. As of September 26, 2020, there were 2.5 million shares available for issuance under the NQ ESPP, including the stockholder-approved 1.2 million share increase. During the nine months ended September 26, 2020, 0.3 million shares were purchased and issued. As of September 26, 2020, unrecognized stock-based compensation expense of $3.5 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 0.9 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Cost of revenue:
Products	$159	$130	$392	$408
Services	103	93	308	285
Research and development	1,237	1,033	3,344	2,922
Sales and marketing	1,035	764	2,994	2,652
General and administrative	1,040	742	2,762	2,209
	$3,574	$2,762	$9,800	$8,476
9. Revenue from Contracts with Customers
The Company derives revenue from contracts with customers primarily from the following and categorizes its revenue as follows:
•Systems include revenue from the sale of access and premises systems, software platform licenses and cloud-based software subscriptions; and
•Services include revenue from professional services, customer support, software- and cloud-based maintenance, extended warranty subscriptions, training and managed services.
The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
United States	$128,189	$101,025	$324,437	$262,647
Europe	9,183	2,883	13,665	7,793
Canada	5,230	3,581	12,219	10,313
Middle East	4,537	3,153	9,168	12,853
Caribbean	1,625	1,186	7,498	3,952
Other	1,744	2,657	4,226	6,581
	$150,508	$114,485	$371,213	$304,139
Contract Asset
The primary contract asset is revenue recognized on professional services contracts where the services are transferred to the customer over time, which has yet to be billed, and is classified within accounts receivable. Amounts are billed in accordance with the agreed-upon contractual terms. The balance at December 31, 2019 was $5.0 million of which $0.8 million remained in the Company's Condensed Consolidated Balance Sheet at September 26, 2020. The closing balance at September 26, 2020 was $3.8 million of which the Company expects to bill 28% of the balance during the remainder of 2020. The decrease in the contract asset was driven by billings for past services as well as the timing and volume of professional services contracts during the nine months ended September 26, 2020.
Contract Liability
Deferred revenue consisted of the following (in thousands):

	September 26, 2020	December 31, 2019
Current:
Products and services	$11,173	$12,480
Extended warranty	4,418	4,678
	15,591	17,158
Long-term:
Products and services	2,417	790
Extended warranty	17,147	17,550
	19,564	18,340
	$35,155	$35,498
The increase in the deferred revenue balance for the three months ended September 26, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligation offset by $7.6 million of revenue recognized that was included in the deferred revenue balance at the beginning of that period. The decrease in the deferred revenue balance for the nine months ended September 26, 2020 is primarily driven by $16.9 million of revenue recognized that was included in the deferred revenue balance at the beginning of that period offset by cash payments received or due in advance of satisfying the Company's performance obligations.
Revenue allocated to remaining performance obligations represent contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This amount was $69.0 million as of September 26, 2020, and the Company expects to recognize 43% of such revenue over the next 12 months and the remainder thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to extended warranty support for which the expected amortization period is greater than one year. As of September 26, 2020, the unamortized balance of deferred commissions was $0.7 million. For the three and nine months ended September 26, 2020, the amount of amortization was $46,000 and $0.1 million, respectively, and there was no impairment loss in relation to the costs capitalized.
Concentration of Customer Risk
Lumen Technologies, Inc. (formerly CenturyLink, Inc.) represented 12% and 14% of total revenue for the three and nine months ended September 26, 2020, respectively, and 16% and 15% for the three and nine months ended September 28, 2019, respectively. Verizon accounted for 10% of total revenue for the three months ended September 28, 2019. No other customers accounted for more than 10% of the Company’s total revenue for these periods.
Lumen Technologies, Inc. accounted for 13% of the Company's accounts receivable as of September 26, 2020 and 17% as of December 31, 2019.
10. Income Taxes
The following table presents the provision for income taxes from operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Provision for income taxes	$149	$610	$626	$860
Effective tax rate	0.7%	(22.0)%	6.3%	(5.0)%
The effective tax rate for the three months ended September 26, 2020 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods.

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
11. Net Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Numerator:
Net income (loss)	$20,538	$(3,379)	$9,382	$(18,191)
Denominator:
Weighted-average common shares outstanding used to compute basic net income (loss) per share	60,307	55,466	58,053	54,718
Effect of dilutive common stock equivalents	3,142	—	2,278	—
Weighted-average common shares outstanding used to compute diluted net income (loss) per share	63,449	55,466	60,331	54,718
Net income (loss) per common share:
Basic net income (loss) per common share	$0.34	$(0.06)	$0.16	$(0.33)
Diluted net income (loss) per common share	$0.32	$(0.06)	$0.16	$(0.33)
Potentially dilutive shares, weighted average	169	6,611	579	6,500
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
We market our cloud and software platforms, systems and services to CSPs globally through our direct sales force as well as select resellers. Our customers range from smaller, regional CSPs to some of the world’s largest CSPs. We have enabled approximately 1,600 CSP customers purchasing directly and through partners to deploy passive optical, Active Ethernet and point-to-point Ethernet fiber access networks.
In the third quarter of 2020, we completed an underwritten public offering of 3,220,000 shares of our common stock, at $20.00 per share, including a full exercise by the underwriters of their option to purchase an additional 420,000 shares of common stock, for net proceeds of $60.1 million, after deducting the underwriting discount and estimated expenses payable by us.
Beginning in 2018, the United States enacted a series of tariffs on certain goods manufactured in China. As a result of these tariffs, we incurred U.S. tariff and tariff-related costs of $6.2 million in 2019 and $2.3 million the first nine months of 2020. In order to mitigate the impact of the tariffs enacted by the United States, we undertook a broad plan to realign our global supply chain by moving substantially all of our production outside of China in addition to other supply chain improvements in the first half of 2019. As a result of the tariffs imposed on a broader list of products in September 2019, we expanded the scope of our global supply chain realignment plan, which is expected to take until the end of 2020 to complete.
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

Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that impacted our cost of revenue for the three and nine months ended September 26, 2020, and that we expect will impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in product warranty and incurrence of retrofit costs, changes in the cost of our inventory, including higher costs due to materials shortages including components, supply constraints or unfavorable changes in trade policies, investments to support expansion of cloud and customer support offerings, tariffs and associated costs to mitigate the impact of tariffs, amortization of intangibles, asset write-offs, silicon support fees and inventory write-downs. In particular, given the recent supply chain disruptions due to the COVID-19 pandemic, we have seen increases in our global freight charges as we have elected to ship by air in order to meet delivery commitments to our customers as well as air freight rates have increased from historical levels. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if there are declines in revenue.
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
While our net income was $9.4 million for the nine months ended September 26, 2020, we have incurred significant losses since our inception, and as of September 26, 2020, we had an accumulated deficit of $693.2 million. Further, as a result of factors contributing to the fluctuations described above among other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
COVID-19 Pandemic
We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict as coronavirus continues to spread around the world. There is still no vaccine, and treatments are limited. In March 2020, we instituted office closures, travel restrictions and a mandatory work-from-home policy for substantially all of our employees which continue today. The spread of COVID-19 has had a prolonged impact on our supply chain operations through restrictions, reduced capacity and shutdown of business activities by suppliers whom we rely on for sourcing components and materials and third-party partners whom we rely on for manufacturing, warehousing and logistics services. Although demand for our products has been strong in the short-term as subscribers seek more bandwidth and better WiFi, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy, which could in turn impact our revenue and results of operations. Furthermore, our supply chain continues to face constraints primarily due to challenges in sourcing components and materials to manufacture our products, including due to plant closures, and future outbreaks could exacerbate these constraints or cause further supply chain disruptions. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is uncertain.
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
Our critical accounting policies and estimates, which are revenue recognition and inventory valuation, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019. For the nine months ended September 26, 2020, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the nine months ended September 26, 2020, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2019, that are significant or potentially significant to us.
Results of Operations
Comparison of the Three and Nine Months Ended September 26, 2020 and September 28, 2019
Revenue
Our revenue is comprised of the following:
•Systems include revenue from the sale of access and premises systems, software platform licenses and cloud-based software subscriptions; and
•Services include revenue from professional services, customer support, software- and cloud-based maintenance, extended warranty subscriptions, training and managed services.
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	Variance in Dollars	Variance in Percent	September 26, 2020	September 28, 2019	Variance in Dollars	Variance in Percent
Revenue:
Systems	$142,294	$106,060	$36,234	34%	$347,644	$281,253	$66,391	24%
Services	8,214	8,425	(211)	(3)%	23,569	22,886	683	3%
	$150,508	$114,485	$36,023	31%	$371,213	$304,139	$67,074	22%

Percent of total revenue:
Systems	95%	93%			94%	92%
Services	5%	7%			6%	8%
	100%	100%			100%	100%
Our revenue increased by $36.0 million and $67.1 million for the three and nine months ended September 26, 2020, respectively, as compared to the corresponding periods in 2019 mostly due to higher systems revenue of $36.2 million and $66.4 million, respectively. Services revenue declined $0.2 million and increased by $0.7 million, as compared to the corresponding periods in 2019, respectively. The increase in systems revenue was primarily due to higher revenue from our small, regional customers and, to a lesser extent, our large-sized customers, as service providers accelerated some deployments to respond to demand for network capacity and relieve network capacity constraints. Services revenue was relatively flat due to continued ramp in our service offerings aligned with cloud and software products offset by lower professional services related to CAF deployments.
For the three and nine months ended September 26, 2020, revenue generated in the United States was $128.2 million and $324.4 million, or 85% and 87% of our total revenue, respectively, compared to $101.0 million and $262.6 million, or 88% and 86% of our total revenue, respectively, for the same period in 2019. International revenue was $22.3 million and $46.8 million, or 15% and 13% of our total revenue, respectively, for the three and nine months ended September 26, 2020, as compared to $13.5 million and $41.5 million, or 12% and 14% of our total revenue, respectively, for the same period in 2019.
Lumen Technologies, Inc. (formerly CenturyLink, Inc.), or Lumen, accounted for more than 10% of the Company's total revenue, representing 12% and 14% for the three and nine months ended September 26, 2020, respectively, and 16% and 15%

for the three and nine months ended September 28, 2019, respectively. Verizon accounted for 10% of total revenue for the three months ended September 28, 2019.
Cost of Revenue, Gross Profit and Gross Margin
The following table sets forth our cost of revenue (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	Variance in Dollars	Variance in Percent	September 26, 2020	September 28, 2019	Variance in Dollars	Variance in Percent
Cost of revenue:
Systems	$68,889	$57,858	$11,031	19%	$176,318	$152,020	$24,298	16%
Services	5,644	6,425	(781)	(12)%	16,891	18,906	(2,015)	(11)%
	$74,533	$64,283	$10,250	16%	$193,209	$170,926	$22,283	13%
Our cost of revenue increased by $10.3 million and $22.3 million for the three and nine months ended September 26, 2020, respectively, as compared with the corresponding periods in 2019. The $11.0 million and $24.3 million increases in our systems cost of revenue were less than the increases in revenue compared with the corresponding periods in 2019, and were due to continued growth in our All-Platform offerings along with favorable customer and product mix. The increase in costs of revenue for the nine months ended September 26, 2020 as compared with the corresponding period in 2019, includes a charge of $1.8 million related to our reduction and consolidation of legacy product lines taken in the second quarter of 2020. The decrease in services cost of revenue was mainly due to improved mix towards our higher gross margin support services versus lower gross margin deployment services for the three and nine months ended September 26, 2020 compared with the corresponding period in 2019.
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	Variance in Dollars	Variance in Percent	September 26, 2020	September 28, 2019	Variance in Dollars	Variance in Percent
Gross profit:
Systems	$73,405	$48,202	$25,203	52%	$171,326	$129,233	$42,093	33%
Services	2,570	2,000	570	29%	6,678	3,980	2,698	68%
	$75,975	$50,202	$25,773	51%	$178,004	$133,213	$44,791	34%
Gross margin:
Systems	51.6%	45.4%			49.3%	45.9%
Services	31.3%	23.7%			28.3%	17.4%
Overall	50.5%	43.9%			48.0%	43.8%
Gross profit increased to $76.0 million and $178.0 million for the three and nine months ended September 26, 2020, respectively, from $50.2 million and $133.2 million during the corresponding periods in 2019 primarily due to higher systems and services gross margin.
During the three and nine months ended September 26, 2020, systems gross margin was negatively impacted by U.S. tariff and tariff-related costs of $0.6 million and $2.3 million, or 45 and 65 basis points, respectively, and intangible asset amortization of $0.7 million and $2.0 million, or 45 and 60 basis points, respectively. Excluding the impact of U.S. tariff and tariff-related costs and intangible assets amortization, systems gross margin was 52.5% and 50.5% for the three and nine months ended September 26, 2020, respectively. During the three and nine months ended September 28, 2019, systems gross margin was negatively impacted by U.S. tariff and tariff-related costs of $1.1 million and $5.1 million, or 100 and 180 basis points, respectively. The intangible asset amortization for the three and nine months ended September 28, 2019, which was initiated in the third quarter of 2019, was $0.4 million, or 35 and 15 basis points, respectively. Excluding the impact of U.S. tariff and tariff-related costs and intangible assets amortization, systems gross margin was 46.8% and 47.9% for the three and nine months ended September 28, 2019, respectively. The increase in systems gross margin excluding U.S. tariff and tariff-related costs and intangible assets amortization for the three months ended September 26, 2020 compared the corresponding period in 2019, was mainly due to continued growth in our all-platform offerings along with favorable product and customer mix.
Services gross margin increased for the three months ended September 26, 2020 compared to the corresponding period in 2019 due to lower personnel costs as our service revenue mix shifts away from low gross margin deployment services to higher gross margin software maintenance and services aligned with our platform offerings.

Operating Expenses
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	Variance in Dollars	Variance in Percent	September 26, 2020	September 28, 2019	Variance in Dollars	Variance in Percent
Sales and marketing	$23,079	$20,123	$2,956	15%	$65,046	$59,196	$5,850	10%
Percent of total revenue	15%	18%			18%	19%
Sales and marketing expenses for the three months ended September 26, 2020 increased by $3.0 million as compared with the corresponding period in 2019 primarily due to higher personnel expenses of $3.3 million, mainly related to higher sales incentive compensation expense and investments in sales headcount, higher marketing expenses of $0.8 million and higher stock-based compensation of $0.3 million. These increases were partially offset by a decrease in travel expenses of $1.3 million.
Sales and marketing expenses for the nine months ended September 26, 2020 increased by $5.9 million as compared with the corresponding period in 2019 primarily due to higher personnel expenses of $6.0 million, mainly related to investments in sales headcount and higher sales incentive compensation expense, higher marketing expenses of $2.2 million and higher stock-based compensation of $0.3 million. These increases were partially offset by a decrease in travel expenses of $2.9 million.
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	Variance in Dollars	Variance in Percent	September 26, 2020	September 28, 2019	Variance in Dollars	Variance in Percent
Research and development	$20,378	$20,890	$(512)	(2)%	$61,970	$60,920	$1,050	2%
Percent of total revenue	14%	18%			17%	20%
Research and development expenses for the three months ended September 26, 2020 decreased by $0.5 million as compared with the corresponding period in 2019 mainly due to lower facilities expenses of $1.1 million, lower personnel expenses of $0.4 million, lower travel expenses of $0.2 million and decreases in depreciation and amortization expense of $0.2 million. These decreases were partially offset by increased outside services expenses of $1.4 million.
Research and development expenses for the nine months ended September 26, 2020 increased by $1.1 million as compared with the corresponding period in 2019 mainly due to higher outside services expenses of $2.2 million, higher personnel expenses of $1.3 million, primarily related to incentive compensation expense, and higher stock-based compensation of $0.4 million. These increases were partially offset by lower facilities expenses of $1.3 million, decreases in depreciation and amortization expense of $0.6 million, lower travel expenses of $0.5 million and lower equipment expenses of $0.4 million.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	Variance in Dollars	Variance in Percent	September 26, 2020	September 28, 2019	Variance in Dollars	Variance in Percent
General and administrative	$10,768	$9,566	$1,202	13%	$32,630	$27,518	$5,112	19%
Percent of total revenue	7%	8%			9%	9%
General and administrative expenses for the three months ended September 26, 2020 increased by $1.2 million as compared with the corresponding period in 2019 mainly due to increased amortization and subscription expenses of $0.9 million, primarily related to our cloud-based ERP system that went live in January of 2020, and higher facilities expenses of $0.8 million. These increases were partially offset by decreases in professional services fees of $0.6 million.

General and administrative expenses for the nine months ended September 26, 2020 increased by $5.1 million as compared with the corresponding period in 2019 mainly due to increased amortization and subscription expenses of $3.1 million, primarily related to our cloud-based ERP system that went live in January of 2020, an increase in personnel expenses of $1.9 million, primarily related to the capitalization of internal resources related to our cloud-based ERP implementation that lowered personnel expenses in 2019 as well as an increase in incentive compensation expense in 2020, and an increase in our bad debt allowance of $1.0 million. These increases were partially offset by lower professional services fees of $0.9 million.
Restructuring Charges
Responding to changes caused by the COVID-19 pandemic, we initiated a restructuring plan in June 2020 to accelerate our all-platform future and to align with a work-from-anywhere culture. We incurred restructuring charges of $6.3 million, consisting of facilities-related charges and severance and other termination related benefits. See Note 5, “Balance Sheet Details” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
Provision for Income Taxes
The following table sets forth our provision for income taxes (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	Variance in Dollars	Variance in Percent	September 26, 2020	September 28, 2019	Variance in Dollars	Variance in Percent
Provision for income taxes	$149	$610	$(461)	(76)%	$626	$860	$(234)	(27)%
Effective tax rate	0.7%	(22.0)%			6.3%	(5.0)%
The effective tax rate for the three and nine months ended September 26, 2020 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods.
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

Liquidity and Capital Resources
We have funded our operations and investing activities primarily through sales of our common stock, including an underwritten public offering in August 2020, cash generated from operations, borrowings on our line of credit and financing arrangements for certain lab equipment and consulting services. As of September 26, 2020, we had cash, cash equivalents and marketable securities of $103.8 million, which consisted of deposits held at banks held at major financial institutions and highly liquid marketable securities such as U.S. government securities.
Operating Activities
Net cash provided by operating activities was $20.9 million for the nine months ended September 26, 2020 and consisted of $23.9 million of non-cash charges and net income of $9.4 million. This was partially offset by $12.3 million of cash flow decreases reflected in the net change in assets and liabilities. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in accounts receivable of $22.6 million, due to product shipment timing. In addition, there was increase in inventory of $1.5 million to support higher revenue. These changes were partially offset by an increase in accounts payable of $5.6 million due to increased inventory purchases, an increase in accrued liabilities of $3.8 million, mainly due to an increase our liability for components at certain suppliers, and an decrease in prepaid expenses and other assets of $3.7 million, due to amortization of the right-of-use asset.
Non-cash charges primarily consisted of depreciation and amortization of $10.3 million, stock-based compensation of $9.8 million and lease restructuring charges of $3.7 million.
During the nine months ended September 28, 2019, net cash provided by operating activities was $4.0 million and consisted of $18.5 million of non-cash charges and $3.8 million of cash flow increases reflected in the net change in assets and liabilities, partially offset by a net loss of $18.2 million. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in accounts receivable of $18.5 million, mainly due to increased linearity of shipments in the third quarter of 2019 resulting in higher collections in the quarter, a decrease in inventory of $3.8 million, primarily due to the transfer of raw material inventory to a new CM, an increase in deferred revenue of $2.6 million due to increased support contracts, software maintenance and Calix Cloud subscriptions and a decrease in prepaid expenses and other assets of $0.4 million, mainly due to operating lease asset amortization. This was partially offset by a decrease in accounts payable of $16.0 million, primarily due to timing of inventory purchases, a decrease in accrued liabilities of $2.7 million, mainly related to incentive compensation payments to employees, and a decrease in other long-term liabilities of $2.8 million, mainly due to operating lease liability amortization.
Non-cash charges primarily consisted of stock-based compensation of $8.5 million, depreciation and amortization of $7.4 million and loss on asset retirements of $2.6 million.
Investing Activity
For the nine months ended September 26, 2020, we invested in purchasing marketable securities of $40.0 million and capital expenditures of $5.6 million, consisting primarily of purchases of test equipment and computer equipment.
For the nine months ended September 28, 2019, we invested in capital expenditures of $12.4 million, consisting primarily of purchases of test equipment, computer equipment and software.
Financing Activities
Net cash provided by financing activities of $41.5 million for the nine months ended September 26, 2020 mainly consisted of proceeds from our common stock offering of $60.1 million, proceeds from the issuance of common stock from stock option exercises of $7.7 million and from our employee stock purchase plans of $6.4 million. These inflows were partially offset by the re-payment of our line of credit of $30.0 million, payments related to financing arrangements of $2.3 million and payments to originate the credit line of $0.3 million.
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
Working Capital and Capital Expenditure Needs
In the third quarter of fiscal 2020, we completed an underwritten public offering of 3,220,000 shares of our common stock, at $20.00 per share, including a full exercise by the Underwriters of their option to purchase an additional 420,000 shares of Common Stock, for net proceeds of $60.1 million, after deducting the underwriting discount and estimated expenses payable by us. We believe this additional cash position will allow us to invest in future growth needs.

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
In January 2020, we terminated our Silicon Valley Bank loan and security agreement and entered into a new loan and security agreement with Bank of America, N.A. The BofA Loan Agreement provides for a revolving facility up to a principal amount of up to $35.0 million, including a $10.0 million sublimit for letters of credit. The BofA Loan Agreement matures, and all outstanding amounts become due and payable, in January 2023. The BofA Loan Agreement is secured by substantially all of our assets, including our intellectual property. Loans under the credit facility bear interest at a rate per annum equal to either LIBOR (customarily defined) plus an applicable margin between 1.5% to 2.0% or Prime Rate (customarily defined) plus an applicable margin between 0.5% to 1.0%, in each case largely based on a fixed charge coverage ratio measured at the end of each fiscal quarter. The availability of borrowings under the BofA Loan Agreement is subject to certain conditions and requirements, including among others, if at any time our availability is less than $5.0 million, we must maintain a minimum fixed charge coverage ratio, of 1.0 to 1.0. As of September 26, 2020, we were in compliance with these requirements, had no outstanding borrowings and had availability of $35.0 million. Our interest rate on the line of credit was 3.75% as of the quarter ended September 26, 2020.
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
During 2018, we entered into financing arrangements to purchase lab equipment for approximately $5.1 million. Each agreement is to be paid over 36 months with a weighted average interest rate of 6.2%. As of September 26, 2020, we had $1.7 million outstanding under these financing arrangements.
From 2017 to 2020, in connection with our ERP implementation, we entered into financing arrangements for consulting services of $5.5 million. The current amounts due under this agreement are to be paid over a weighted average term of 2.4 years with a weighted average interest rate of 6.3%. As of September 26, 2020, there was $1.6 million outstanding under this arrangement.
We believe, based on our current operating plan and expected operating cash flows, that our existing cash, cash equivalents and marketable securities, along with available borrowings under our BofA Loan Agreement, will be sufficient to meet our anticipated cash needs for at least the next twelve months. If we are unable to execute on our current operating plan or continue to generate operating income and positive cash flows, our liquidity, results of operations and financial condition will be adversely affected, and we may need to seek other sources of liquidity, including the sale of additional equity or incremental borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which may adversely impact our business and potential growth.

Contractual Obligations and Commitments
Our principal commitments as of September 26, 2020 consisted of financing arrangements, operating leases for office space and non-cancelable outstanding purchase obligations. The following table summarizes our contractual obligations at September 26, 2020 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$119,875	$119,875	$—	$—	$—
Financing arrangements (2)	19,068	5,214	13,854	—	—
Operating lease obligations (3)	17,948	3,712	7,068	6,540	628
	$156,891	$128,801	$20,922	$6,540	$628
(1) Represents outstanding purchase commitments for inventory to be delivered by our third-party manufacturers. See Note 7, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our outstanding purchase commitments.
(2) Represents installment payments, including interest, related to financing arrangements and estimated total minimum revenue-share obligations under the program, including imputed interest, of $15.8 million associated with the completion of developed software products and related enhancements. The schedule reflects our expected revenue-share payments based on our revenue projections for the developed products over a three-year sales period. If the minimum revenue-share payments are not achieved by the end of the three-year sales period, a true-up payment will be due.
(3) Future minimum operating lease obligations in the table above include primarily payments for our office locations, which expire at various dates through 2025. See Note 7 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our operating leases.
Off-Balance Sheet Arrangements
As of September 26, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At September 26, 2020, we had cash, cash equivalents and marketable securities of $104.4 million, which was held primarily in cash, money market funds and highly liquid marketable securities such U.S. government securities. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings under our Loan Agreement with BofA. Borrowings under the BofA Loan Agreement will bear interest through maturity at a variable annual rate based upon an annual rate of either a prime rate or a LIBOR rate, plus an applicable margin between 0.5% to 1.0% for prime rate advances and between 1.5% and 2.0% for LIBOR advances based on our FCCR. As of September 26, 2020, we had no outstanding borrowings under the BofA Loan Agreement.
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

	Nine Months Ended
	September 26, 2020	September 28, 2019
USD	93%	90%
RMB	5%	7%
GBP	2%	3%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB and GBP, our operating expenses for the first nine months of 2020 would have decreased or increased by approximately $1.2 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 26, 2020 was a net translation gain of $0.2 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss.

Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Condensed Consolidated Statements of Comprehensive Loss. During the nine months ended September 26, 2020, the net loss we recognized related to these foreign exchange assets and liabilities was approximately $0.7 million.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of September 26, 2020, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
In late 2019 a novel strain of coronavirus, identified as COVID-19, was reported in Wuhan, China. COVID-19 has since been declared a global pandemic by the World Health Organization and has severely impacted the global economy, disrupting financial markets, supply chains, customer spending and purchasing patterns and general business operations, and leading to higher than expected unemployment rates. In response, governments have implemented measures to attempt to contain and mitigate the transmission of COVID-19, including shelter in place orders, travel restrictions, mandatory quarantines and shutdown of certain non-essential business activities, all of which have resulted in global business disruptions as well as significant impacts on societal interactions. A number of these restrictions remain in place in whole or in part and have extended longer than previously anticipated by many governments and businesses. Although some countries have re-opened business activities, no vaccine or definitive treatment has been announced and, in some cases, re-openings have led to outbreaks and reinstitution of restrictions. We cannot predict the continued impact of the pandemic and the degree to which our business and results of operations may be affected, particularly given the extended duration of the COVID-19 impacts on the U.S. and other locations in which we operate. There are no assurances that the global economy will recover quickly or at all, or that impacted areas will be able to fully contain COVID-19 to avoid new waves of infections. The COVID-19 pandemic has also presented financial challenges to numerous businesses, which may result in liquidity issues leading to heightened difficulties with collections.
In consideration of the health and safety of our employees, we instituted office closures, travel restrictions and a mandatory work from home policy for substantially all of our employees. Furthermore, as a precaution for the well-being of our employees and customers, we replaced in-person meetings and conferences with virtual meetings and events and we are leveraging technology to host ConneXions, our annual user conference, virtually this fall. Furthermore, we have transitioned our workforce to a work-from-anywhere model, and are reorganizing our physical office requirements and embracing a virtual culture. While these measures help to contain and mitigate the transmission of COVID-19 and the impact on productivity, such measures are disruptive, require transition to new business processes and detract our employees from normal business activities.
The spread of COVID-19 continues to impact our supply chain operations through restrictions and shutdown of business activities, suppliers whom we rely on for sourcing components and materials and third-party partners whom we rely on for manufacturing, warehousing and logistics services. Specifically, the manufacture of our products requires optical-electronic components, chipsets and materials with critical dependencies on manufacturing located primarily in China. Business disruptions due to factory shutdowns and other containment measures in China and, to a lesser extent, Mexico, parts of Southeast Asia and other locations have decreased productivity from these suppliers, resulting in competing demand and longer lead times for components and materials needed for the manufacture of our products. In addition, shortages of fiber optics and other materials may delay planned fiber network buildouts by CSPs, which in turn could delay or lower demand for our products. If these containment measures continue for a prolonged period, we may experience a sustained shortage of components and materials, which may have a material negative impact our ability to supply products to meet customer requirements and could materially adversely affect our business and results of operations.

Similarly, our customers’ purchasing decisions may be impacted by the pandemic, which could in turn impact our sales and results of operations. For example, CSPs may choose not to invest at this time in our new platforms, or delay infrastructure improvements due to the uncertainty in the global economy. The COVID-19 pandemic has disrupted global markets in unprecedented ways, leading to significant unemployment rates, limited visibility into supply chain performance and increasing uncertainty over fears of a global recession.
Adverse global economic conditions, geopolitical issues and other conditions that impact our increasingly global operations, including uncertainty around global trade policies and outbreaks of pandemic diseases, could have a negative effect on our business, results of operations and financial condition and liquidity.
As a global company, our performance is affected by global economic conditions as well as geopolitical issues and other conditions with global reach. In recent years concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, which has been the case with the COVID-19 pandemic. Geopolitical issues, such as ongoing and escalating conflicts between the United States and China related to tariffs, trade policy changes, other international trade policy changes and the withdrawal of the United Kingdom from the European Union, as well as political positioning by each country, have resulted in increasing global tensions and create uncertainty for global commerce. In particular, we incurred substantial costs and diversion of resources in realigning our supply chain operations to move substantially all of our product manufacturing to locations outside of China as a result of these tariff and trade policy changes. The uncertainty over the global COVID-19 pandemic, which has resulted in government-imposed travel restrictions across a number of countries and closures of numerous business operations globally, continues to disrupt and delay our and our global supply chain operations. Sustained uncertainty about, or worsening of, global economic conditions, geopolitical issues and other conditions with global impact may increase our cost of doing business or disrupt our supply chain operations and may cause our customers to reduce or delay spending and could intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and result of operations.
We have a history of losses, and we may not be able to generate positive operating income and positive cash flows in the future.
We have experienced net losses in each year of our existence. We incurred net losses of $17.7 million in 2019, $19.3 million in 2018 and $83.0 million in 2017. For the first nine months of 2020, we had a net income of $9.4 million. As of September 26, 2020, we had an accumulated deficit of $693.2 million.
We expect to continue to incur significant expenses and cash outlays for research and development associated with our platforms and systems, including our cloud and services operations, investments in innovative technologies, expansion of our product portfolio, sales and marketing, customer success, technical support and general and administrative functions as we expand our business and operations and target new customer opportunities, including a broader range of CSPs and cable MSOs as well as additional types of regional and local providers. Given our anticipated growth and the intense competitive pressures we face, we may be unable to adequately control our operating costs or maintain positive operating income.
We cannot guarantee that we will achieve sustained profitability. We will have to generate and sustain significant and consistent increased revenue, while continuing to control our expenses, to maintain profitability. We may also incur significant losses in the future for a number of reasons, including the risks discussed in this “Risk Factors” section and other factors that we cannot anticipate. If we are unable to generate positive operating income and positive cash flows from operations, our liquidity, results of operations and financial condition will be adversely affected. If we are unable to generate cash flows to support our operational needs, we may need to seek other sources of liquidity, including additional borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.
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
•our ability to effectively manage our global supply chain operations to mitigate the impact of the COVID-19 pandemic, U.S. tariffs and other trade policies;
•our ability to manage our relationships with our third-party vendors, including CMs, ODMs, logistics providers, component suppliers and development partners;
•our ability to forecast our manufacturing and product supply requirements and manage our inventory;
•our dependence on sole-, single- and limited-source suppliers and supply chain partners, including suppliers with significant dependencies on suppliers located in China where there are a number of factors that could negatively impact our supply chain;
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
•our ability to ramp sales and achieve market acceptance of our new products and platforms and CSPs’ willingness to adopt and deploy our new products and platforms;
•the concentration of our customer base as well as our dependence on a limited number of key customers;
•the length and unpredictability of our sales cycles and timing of orders;
•our lack of long-term, committed-volume purchase contracts with our customers;
•our ability to increase our sales and market acceptance of our products and platforms globally and to increase our customer base;
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
•our ability to effectively manage our global supply chain operations to mitigate the impact of U.S. tariffs, continued disruptions from the COVID-19 pandemic, trade disagreements and tension between the U.S. and China;
•our ability to reduce and control product costs;
•our ability to ramp and grow revenue from software licenses and cloud services;
•changes in component pricing;
•changes in pricing and commercial terms with our third-party manufacturing partners;
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
•increased warranty and maintenance and support costs;
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
Historically, a large portion of our sales has been to a limited number of customers. For example, Lumen accounted for 15% of total revenue in 2019, 18% of total revenue in 2018 and 31% of total revenue in 2017. However, we cannot anticipate the same level of purchases in the future by these or other customers who have historically comprised a larger percentage of our revenue. Although these customers now comprise a smaller percentage of our revenue, we expect that changes in the CSP market, such as financial difficulties, spending cuts or corporate consolidations that impact purchasing decisions by these customers may continue to adversely impact our revenue, and as a result, revenue from such customers may remain flat or continue to decline. For example, Lumen completed a large acquisition at the end of 2017, which disrupted its historical levels of purchases with us and we have continued to experience significantly reduced levels of purchases by Lumen compared to historical levels and in recent months reorganized and rebranded its business as Lumen. There is no assurance that purchasing levels by Lumen will increase from current levels or return to historical levels, and we expect continued uncertainty as it continues to complete its transition activities and corporate strategies. We have experienced and expect to continue to experience delays or declines in purchases by certain CSPs due to deterioration and weakness in their financial condition. For example, Windstream, another one of our larger customers, recently completed a financial restructuring and emerged from Chapter 11 bankruptcy after filing a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in February 2019 after it was found in default of certain debt instruments. In April 2020, another customer, Frontier, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to facilitate a financial restructuring plan, which was recently confirmed by the U.S. Bankruptcy Court for the Southern District of New York. Frontier expects to complete its restructuring and emerge from Chapter 11 following the completion of the regulatory process. Any decrease or delay in purchases and/or capital expenditure plans of any of our key customers, particularly if prolonged or sustained, or our inability to grow our sales with existing customers, may have a material negative impact on our revenue and results of operations.
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
Our new products and platform offerings are early in their life cycles and subject to uncertain market demand. If our customers are unwilling to adopt our platforms, install our new products or deploy our new services, or we are unable to achieve market acceptance of our new products and platforms, our business and financial results will be harmed.
Our new products and platform offerings are early in their life cycles and subject to uncertain market demand. They also may face obstacles in development, manufacturing, deployment and competitive response. Adoption of our new products, such as our smart home and business systems, is dependent on the success of our customers in investing, deploying and selling broader services—including ancillary services—to their subscribers, and our ability to differentiate our products from competing or substitutive product and service offerings. Our products support a variety of advanced broadband services, such as high-speed Internet, managed Wi-Fi, connected home, IPTV, mobile broadband, high-definition video and online gaming. If we are unable to ramp sales of our new products, or if subscriber demand for our services does not grow as expected or declines, or our customers are unable or unwilling to invest in our platforms to deploy and market these services, particularly in light of the COVID-19 pandemic, demand for our products may decrease or fail to grow at rates we anticipate.
If we fail to manage our supply chain effectively, or if the federal government increases the imposition of tariffs to goods imported from countries where we do business, our ability to conduct our business will be materially impaired, which would adversely impact our gross margins and results of operations.
Up until 2018, substantially all of our products were manufactured in China. In the first half of 2019, we completed activities to realign our supply chain operations to move substantially all of our product manufacturing to locations outside of China. The transition of global supply chain operations is complex, requires significant resources and unanticipated costs, involves significant third-party dependencies and carries numerous risks of disruptions to the manufacture and supply of our products, including exacerbation of the risks associated with our reliance upon third-party manufacturing and supply partners. In particular, in the first quarter of 2019, we experienced product shortages due to production delays associated with the transition of our global supply chain operations that impaired our ability to fulfill customer orders and resulted in revenue below our plan. The manufacture of our products requires components and materials sourced from suppliers in China, including optical-electronic components and materials manufactured in China. We continue to face increasing competition for components and resources from third-party manufacturing and supply partners as more companies seek to transition manufacturing operations out of China due to the ongoing uncertainty of the escalating tariff wars. We may experience further disruptions, product unavailability, delays or unanticipated costs associated with the supply of our products, particularly in light of the current COVID-19 pandemic, which would adversely affect the demand for our products and have a material adverse effect on our business, gross margins and results of operations if we are unable to manage our supply chain effectively, secure our desired rates for the manufacture and supply of our products with new supply chain partners or if the federal government increases the imposition of tariffs or other restrictions to goods imported from additional countries where we produce some of our products.
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
Any of the sole-source, single-source and limited-source suppliers upon whom we or our business partners rely could stop producing our components, be subject to tariffs, epidemics or other conditions that disrupt their operations, cease operations or enter into exclusive arrangements with our competitors. For example, we are encountering disruptions in our supply of certain components that are sourced from suppliers in China, Southeast Asia, Mexico and countries as a result of the COVID-19 pandemic, which have resulted in production delays for our products due to production disruptions and longer lead times for such components, and from continued uncertainty around trade and tariff policies between the U.S. and China. Disruptions of manufacturing activities in China and elsewhere, particularly if prolonged, may adversely affect our ability to obtain components and materials needed to manufacture our products at acceptable prices or at all, which would in turn harm our business and results of operations. We may also experience shortages or delay of critical components as a result of growing demand in the industry or other sectors. For example, growth in electronic and IoT devices, wireless products, automotive electronics and artificial intelligence all drive increased demand for certain components, such as chipsets and memory products, which may result in lower availability and increased prices for such components. The cost of components may also be impacted by regulatory requirements.
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
We do not have internal manufacturing capabilities and rely upon a small number of third-party design and manufacturing partners such as CMs and ODMs to supply our hardware products to meet customer needs. Our reliance on a small number of manufacturing partners makes us vulnerable to possible supply and capacity constraints and reduced direct control over component availability, delivery schedules, quality, manufacturing yields and costs. Our business operations and ability to supply our products are highly dependent upon our manufacturing partners, and if these manufacturing disruptions and constraints are prolonged, or if these manufacturing partners do not have adequate capabilities or business continuity plans to fulfill their obligations to us and our customers, our business could be disrupted.
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
Demand for our products depends on the magnitude and timing of capital spending by CSPs as they construct, expand, upgrade and maintain their access networks, as well as CSPs’ adoption of our platforms and cloud-based services. Current disruptions to the global economy due to the COVID-19 pandemic and any future economic downturns or economic uncertainty may cause a slowdown in telecommunications industry spending or adoption of new technologies or services, including in the specific geographies and markets in which we operate. In response to reduced consumer spending, challenging capital markets or declining liquidity trends, capital spending for network infrastructure projects of CSPs could be delayed or canceled. In addition, capital spending is cyclical in our industry, sporadic among individual CSPs and can change on short notice. As a result, we may not have visibility into changes in spending behavior until nearly the end of a given quarter.
CSP spending on network construction, maintenance, expansion and upgrades is also affected by reductions in their budgets, delays in their purchasing cycles, access to external capital (such as government grants and loan programs or the capital markets), limited windows of availability to government funding (such as limitations in funding under the CARES Act) and seasonality and delays in capital allocation decisions. For example, our CSP customers tend to spend less in the first quarter as they are still finalizing their annual budgets and in certain regions customers are also challenged by winter weather conditions that inhibit outside fiber deployment, resulting in weaker demand for our products in the first quarter of our fiscal year. Also, softness in demand across any of our customer markets, including due to macro-economic conditions beyond our control or uncertainties associated with the implementation of regulatory reform, has in the past and could in the future lead to unexpected slowdown in capital expenditures by service providers.
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
Many of our customers were awarded grants or loans under government stimulus programs or funds distributed, such as funds under the FCC’s CAF program or CARES Act, and have purchased and will continue to purchase products from us or other suppliers while such programs and funding are available. However, customers may substantially curtail purchases as funding winds down or as planned purchases are completed.
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
The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our competitors include companies such as ADTRAN, Inc.; Amazon.com, Inc.; Casa Systems; Ciena Corporation; Cisco Systems Inc.; CommScope Inc.; DASAN Zhone Solutions, Inc.; Huawei Technologies Co. Ltd.; Juniper Networks, Inc.; Nokia Corporation; Plume Design, Inc. and ZTE Corporation, among others.
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
Our industry is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and unanticipated changes in subscriber requirements. Our future success will depend significantly on our ability to anticipate and adapt to such changes, and to offer, on a timely and cost-effective basis, products and features that meet changing CSP demands and industry standards. We intend to continue to invest in developing new products and enhancing the functionality of our platforms, including to reach a broader set of customers. Developing our products is expensive and complex and involves uncertainties, including pricing risks from sourcing sufficient quantities of custom components from limited suppliers on terms which may not be commercially acceptable for us. We may not have sufficient resources to successfully manage lengthy product development cycles. Our research and development expenses were $62.0 million, or 17% of our revenue, for the first nine months of 2020, $81.2 million, or 19% of total revenue, in 2019, $90.0 million, or 20% of total revenue, in 2018 and $127.5 million, or 25% of total revenue, in 2017. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts, including increased reliance on third-party partners to maintain our competitive position. As we continue to invest in third-party partners to develop additional features to our product and service platforms, we may experience increased challenges in design, integration and support of such third-party features in our product and service offerings. These investments may take several years to generate positive returns, if ever. Furthermore, certain of our engineering services arrangements impose future payment obligations, in the form of minimum revenue-share payments on the sale of the developed products, that are set based on our expectations of future customer demand associated with the developed products, and require us to make minimum payments whether or not we achieve the desired customer demand. If our forecasts for the developed products fall short of expectations, we may have an asset impairment related to said products, which could adversely affect our financial results. In addition, we may experience design, manufacturing, software development quality, support, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
The timing of our revenue is difficult to predict. Our sales efforts often involve educating CSPs about the use and benefits of our products, platforms and services. CSPs typically undertake a significant evaluation process, which frequently involves not only our products, platforms and services, but also those of our competitors and results in a lengthy sales cycle. Sales cycles for larger customers are relatively longer and require considerably more time and expense. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. The timing of revenue related to sales of products and services that have installation requirements may be difficult to predict due to interdependencies that may be beyond our control, such as CSP testing and turn-up protocols or other vendors’ products, services or installations of equipment upon which our products and services rely. Such delays may result in fluctuations in our quarterly revenue. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, we may not achieve our revenue forecasts and our financial results would be adversely affected.
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
Government and regulatory authorities in the United States and around the world have implemented and are continuing to implement broader and more stringent laws and regulations concerning data protection. The interpretation and application of these data protection laws and regulations are often uncertain and in flux, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data practices. For example, the General Data Protection Regulation, or GDPR, adopted by the European Parliament became effective in May 2018 to harmonize data privacy laws across Europe. Among other requirements, the GDPR imposes specific duties and requirements upon companies that collect, process or control personal data of European Union residents. Although we currently do not have material operations or business in the European Union, the GDPR regulations could cause us to incur substantial costs in order to expand our business or deliver certain services in the European Union. Furthermore, the GDPR imposes penalties for noncompliance of up to the greater of €20 million or 4% of a company’s worldwide revenue; accordingly, any non-compliance with the GDPR could result in a material adverse effect on our business, financial condition and results of operations. In addition, the United Kingdom’s exit from the European Union creates uncertainty with respect to whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the GDPR. In January 2020, the California Consumer Privacy Act became effective in California and provides new data privacy rights for consumers and new operational requirements for companies. More recently, in July 2020 the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield as a valid mechanism for the transfer of personal data from the European Union to the United States, which the European Commission had previously adopted in July 2016. Complying with emerging and changing laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
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

We could become subject to litigation regarding intellectual property rights and other disputes that could harm our business.
We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use some technologies in the future. The risk of such claims could increase as we expand our product portfolio and increasingly rely on more technologies. Third parties may assert patent, copyright, trademark or other intellectual property rights to technologies or rights that are important to our business. Increasingly, patent infringement claims are asserted by patent holding companies (commonly referred to as “patent trolls”) whose sole business is to purchase patents and other intellectual property assets in order to make claims of infringement for monetary gain. Since these patent holding companies have no relevant product revenue and do not use the technology, our own issued and pending patents may provide little or no deterrence to suit from these entities.
We have received in the past and expect that in the future we may receive communications from competitors, patent holding companies and other third parties alleging that we may be infringing their patents, trade secrets or other intellectual property rights; offering licenses to such intellectual property; threatening litigation or requiring us to act as a third-party witness in litigation. In addition, we have agreed, and may in the future agree, to indemnify our customers for expenses or liabilities resulting from certain claimed infringements of patents, trademarks or copyrights of third parties. Such indemnification may require us to be financially responsible for claims made against our customers, including costs of litigation and damages awarded, which could negatively impact our results of operations. Any claims asserting that our products infringe the proprietary rights of third parties, with or without merit, could be time-consuming, result in costly litigation and divert the efforts of our engineering teams and management. These claims could also result in product shipment delays or require us to modify our products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all.
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
We may from time to time be required to license technology from third parties to develop new products or product enhancements either directly or through a partner. These third-party licenses may be unavailable to us or our partners on commercially reasonable terms, if at all. The inability to obtain necessary third-party licenses may force us to accept substitute technology of lower quality or performance standards or at greater cost or may increase the time-to-market of our products or product enhancements, any of which could harm the competitiveness of our products and result in lost revenue.
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
As a public company, we incur significant accounting, legal and other expenses, including costs associated with our public company reporting and compliance requirements. We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements and rules under SOX and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, among other rules and regulations implemented by the SEC, as well as listing requirements of the New York Stock Exchange, or NYSE. Furthermore, these laws and regulations could make it difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1*	Amended and Restated Executive Change in Control and Severance Plan effective August 13, 2020.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: October 20, 2020	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: October 20, 2020	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)