Form 10-Q
period 2021-04-03
CALIX, INC
filed 2021-04-27
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of April 19, 2021, there were 62,853,519 shares of the Registrant’s common stock, par value $0.025 outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 3, 2021	December 31, 2020
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$85,854	$80,807
Marketable securities	64,174	52,982
Accounts receivable, net	74,408	69,419
Inventory	72,211	52,268
Prepaid expenses and other current assets	13,122	11,414
Total current assets	309,769	266,890
Property and equipment, net	20,103	20,381
Right-of-use operating leases	11,015	11,741
Goodwill	116,175	116,175
Other assets	11,073	12,165
	$468,135	$427,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,224	$13,115
Accrued liabilities	56,031	68,736
Deferred revenue	24,127	19,189
Total current liabilities	109,382	101,040
Long-term portion of deferred revenue	20,329	19,904
Operating leases	12,167	12,946
Other long-term liabilities	11,542	13,137
Total liabilities	153,420	147,027
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of April 3, 2021 and December 31, 2020	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 62,851 shares issued and outstanding as of April 3, 2021, and 62,122 shares issued and outstanding as of December 31, 2020	1,572	1,553
Additional paid-in capital	961,846	948,055
Accumulated other comprehensive loss	(226)	(191)
Accumulated deficit	(648,477)	(669,092)
Total stockholders’ equity	314,715	280,325
	$468,135	$427,352
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Revenue:
Systems	$153,302	$94,509
Services	8,772	7,173
Total revenue	162,074	101,682
Cost of revenue:
Systems	69,663	50,708
Services	6,169	5,350
Total cost of revenue	75,832	56,058
Gross profit	86,242	45,624
Operating expenses:
Sales and marketing	28,051	20,624
Research and development	24,364	20,671
General and administrative	13,025	10,669
Total operating expenses	65,440	51,964
Income (loss) from operations	20,802	(6,340)
Interest and other income, net:
Interest expense, net	(125)	(290)
Other income, net	88	15
Total interest and other income, net	(37)	(275)
Income (loss) before provision for income taxes	20,765	(6,615)
Provision for income taxes	150	329
Net income (loss)	$20,615	$(6,944)
Net income (loss) per common share:
Basic	$0.33	$(0.12)
Diluted	$0.31	$(0.12)
Weighted-average number of shares used to compute
net income (loss) per common share:
Basic	62,554	56,540
Diluted	67,019	56,540

Net income (loss)	$20,615	$(6,944)
Other comprehensive loss, net of tax - foreign currency translation adjustments, net	(35)	(252)
Comprehensive income (loss)	$20,580	$(7,196)
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	62,122	$1,553	$948,055	$(191)	$(669,092)	$—	$280,325
Stock-based compensation	—	—	5,171	—	—	—	5,171
Issuance of common stock under equity incentive plans, net of forfeitures	729	19	8,620	—	—	—	8,639
Net income	—	—	—	—	20,615	—	20,615
Other comprehensive loss	—	—	—	(35)	—	—	(35)
Balance at April 3, 2021	62,851	$1,572	$961,846	$(226)	$(648,477)	$—	$314,715

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	56,448	$1,545	$895,899	$(854)	$(702,576)	$(39,986)	$154,028
Stock-based compensation	—	—	2,984	—	—	—	2,984
Issuance of common stock under equity incentive plans, net of forfeitures	180	4	1,095	—	—	—	1,099
Net loss	—	—	—	—	(6,944)	—	(6,944)
Other comprehensive loss	—	—	—	(252)	—	—	(252)
Balance at March 28, 2020	56,628	$1,549	$899,978	$(1,106)	$(709,520)	$(39,986)	$150,915

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Operating activities:
Net income (loss)	$20,615	$(6,944)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	5,171	2,984
Depreciation and amortization	4,077	3,544
Changes in operating assets and liabilities:
Accounts receivable, net	(4,989)	(20,627)
Inventory	(19,943)	9,614
Prepaid expenses and other assets	(1,321)	758
Accounts payable	16,156	9,472
Accrued liabilities	(12,856)	1,367
Deferred revenue	5,362	2,071
Other long-term liabilities	(2,374)	(990)
Net cash provided by operating activities	9,898	1,249
Investing activities
Purchases of property and equipment	(2,274)	(1,729)
Purchases of marketable securities	(54,192)	—
Maturities of marketable securities	43,000	—
Net cash used in investing activities	(13,466)	(1,729)
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	8,639	1,099
Payments related to financing arrangements	—	(842)
Proceeds from line of credit	—	30,000
Repayment of line of credit	—	(30,000)
Payments to originate the line of credit	—	(177)
Net cash provided by financing activities	8,639	80
Effect of exchange rate changes on cash and cash equivalents	(24)	(240)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,047	(640)
Cash, cash equivalents and restricted cash at beginning of period	80,807	47,457
Cash, cash equivalents and restricted cash at end of period	$85,854	$46,817
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited financial statements at that date.
The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first quarter ending on the Saturday closest to March 31st. As a result, the Company had five more days in the three months ended April 3, 2021 than for the three months ended March 28, 2020. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict as coronavirus continues to spread around the world. Although the availability of vaccines has increased, there are no assurances as to when the pandemic will be fully contained. Since March 2020, the Company has instituted office closures, travel restrictions and a mandatory work-from-home policy for substantially all of its employees. The spread of COVID-19 has had a prolonged impact on the Company’s supply chain operations due to restrictions, reduced capacity and limited availability from suppliers whom the Company relies on for sourcing components and materials and from third-party partners whom the Company relies on for manufacturing, warehousing and logistics services. Although demand for the Company’s products has been strong in the short-term as subscribers seek more bandwidth and better Wi-Fi, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy, which could in turn impact the Company’s revenue and results of operations. Furthermore, the Company’s supply chain continues to face constraints primarily due to challenges in sourcing components and materials for the Company’s products. The prolonged impact of COVID-19 could exacerbate these constraints or cause further supply chain disruptions. As of the issuance date of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s significant accounting policies did not change during the three months ended April 3, 2021.
Newly Adopted Accounting Standard
The Company did not adopt any new accounting standards during the three months ended April 3, 2021 that were significant to the Company.

Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the three months ended April 3, 2021 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, that are significant or potentially significant to the Company.
3. Cash, Cash Equivalents and Marketable Securities
The Company has invested its excess cash primarily in money market funds and highly liquid marketable securities such as commercial paper and U.S. government securities. The Company considers all investments with maturities of three months or less when purchased to be cash equivalents. Marketable securities represent highly liquid commercial paper and U.S. government securities with maturities greater than 90 days at date of purchase. Cash equivalents are stated at amounts that approximate fair value based on quoted market prices. Marketable securities are recorded at their fair values.
Marketable securities with maturities greater than one year are classified as current because management considers all marketable securities to be available for current operations.
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive loss in the stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as other income (expense), net. Realized and unrealized gains and losses were de minimis for the period ended April 3, 2021.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	April 3, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$21,962	$30,745
U.S. government securities	—	39,994
Money market funds	33,904	10,068
Commercial paper	29,988	—
Total cash and cash equivalents	85,854	80,807
Marketable securities:
U.S. government securities	39,998	52,982
Commercial paper	24,176	—
Total marketable securities	64,174	52,982
	$150,028	$133,789
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

The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of April 3, 2021	Level 1	Level 2	Total
Money market funds	$33,904	$—	$33,904
U.S. government securities	39,998	—	39,998
Commercial paper	—	54,164	54,164
	$73,902	$54,164	$128,066

As of December 31, 2020	Level 1
Money market funds	$10,068
U.S. government securities	92,976
$103,044
5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	April 3, 2021	December 31, 2020
Accounts receivable	$75,594	$70,824
Allowance for doubtful accounts	(1,186)	(1,405)
	$74,408	$69,419
Inventory consisted of the following (in thousands):

	April 3, 2021	December 31, 2020
Raw materials	$58	$34
Finished goods	72,153	52,234
	$72,211	$52,268
Property and equipment, net consisted of the following (in thousands):

	April 3, 2021	December 31, 2020
Test equipment	$37,633	$37,670
Software	15,094	16,093
Computer equipment	9,512	9,062
Furniture and fixtures	2,024	2,069
Leasehold improvements	1,376	1,345
Total	65,639	66,239
Accumulated depreciation and amortization	(45,536)	(45,858)
	$20,103	$20,381

Other long-term assets consisted of the following (in thousands):

	April 3, 2021	December 31, 2020
Intangible asset	$8,859	$9,517
Other long-term assets	2,214	2,648
	$11,073	$12,165
Intangible Asset Acquisition
In March 2018, the Company entered into an agreement with a vendor to develop certain software product and related enhancements pursuant to which the Company is obligated to make revenue-share payments under the program, subject to aggregate minimum revenue-share payments of $15.8 million over the three years following availability for sale. The payments are based on a revenue-share rate applied to revenue from the developed-product and the corresponding hardware sales subject to a minimum and a maximum aggregate amount over the three-year sales period. The Company had its first sale in August 2019, and as a result, the Company capitalized an intangible asset with a value of $13.2 million in the third quarter of 2019 and also recognized a liability of $13.2 million (a non-cash investing activity). The net present value of the liability is $14.0 million of which $3.4 million is included in accrued liabilities and $10.6 million in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of April 3, 2021. As of December 31, 2020, the net present value of the liability was $13.9 million of which $2.9 million was included in accrued liabilities and $11.0 million in other long-term liabilities. The intangible asset has an estimated five-year useful life and is being amortized using the greater of the ratio of current gross revenue for the products to the total of current and anticipated future gross revenue for the products or the straight-line method. In December 2020, the agreement was amended to increase the revenue-share rate, limit the total revenue-share payments to $15.8 million and extend the revenue-share period until March 2024.
Accrued liabilities consisted of the following (in thousands):

	April 3, 2021	December 31, 2020
Compensation and related benefits	$15,031	$23,740
Warranty and retrofit	9,650	9,208
Taxes payable	4,220	3,476
Component inventory held by suppliers	4,213	3,992
Professional and consulting fees	3,713	4,497
Customer advances or rebates	3,704	8,374
Current portion of revenue share obligations	3,409	2,925
Operating leases	3,019	2,994
Product returns	2,244	1,888
Freight	1,892	1,955
Restructuring	323	408
Other	4,613	5,279
	$56,031	$68,736
Changes in the Company’s accrued warranty and retrofit liability were as follows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Balance at beginning of period	$9,208	$7,294
Provision for warranty and retrofit charged to cost of revenue	1,202	1,349
Utilization of reserve	(760)	(1,213)
Balance at end of period	$9,650	$7,430

Accrued Restructuring Charges
Responding to trends caused by the COVID-19 pandemic, the Company initiated a restructuring plan in June 2020 to accelerate the Company’s all platform future and to align with a work-from-anywhere culture. The Company incurred restructuring charges of approximately $6.3 million, consisting of facilities-related charges and severance and other termination-related benefits during 2020.

As part of the Company’s shift to a work-from-anywhere culture, many of the Company’s employees elected to work remotely on a permanent basis. In light of this change, the Company evaluated its space needs and determined that a portion of the Company's leased office spaces in Richardson, Texas and San Jose, California would no longer be utilized. As a result, the right-of-use assets related to these leases were written down, resulting in a charge of $3.5 million during 2020. In addition, the Company wrote off assets with net book value of $0.3 million and accrued common areas maintenance fees and property taxes related to the unused office space totaling $1.4 million during 2020.
The following table summarizes restructuring activities (in thousands):

	Facilities	Severance and Related Benefits	Total
Balance as of December 31, 2020	$1,244	$132	$1,376
Cash payments	(62)	(84)	(146)
Balance as of April 3, 2021	$1,182	$48	$1,230
6. Credit Agreements
Line of Credit
The Company has a loan and security agreement with Bank of America, N.A. (“BofA Loan Agreement”). The BofA Loan Agreement provides for a revolving facility up to a principal amount of $35.0 million, including a $10.0 million sublimit for letters of credit. The BofA Loan Agreement matures, and all outstanding amounts become due and payable, in January 2023. The BofA Loan Agreement is secured by substantially all of the Company’s assets, including its intellectual property. Loans under the credit facility bear interest at a rate per annum equal to either LIBOR (customarily defined) plus an applicable margin between 1.5% to 2.0% or Prime Rate (customarily defined) plus an applicable margin between 0.5% to 1.0% (3.75% as of April 3, 2021), in each case largely based on a fixed charge coverage ratio measured at the end of each fiscal quarter. As of April 3, 2021, the Company had no outstanding borrowings and had full availability of borrowings up to $35.0 million.
7. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of April 3, 2021 (in thousands):

Period	Future Minimum Lease Payments
Remainder of 2021	$2,903
2022	3,809
2023	3,915
2024	3,725
2025	3,218
Thereafter	42
Total future minimum lease payments	17,612
Less imputed interest	(2,426)
$15,186
As of April 3, 2021, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$3,019
Operating leases	12,167
$15,186
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $11.3 million and are included in the table above.
The weighted average discount rate for the Company's operating leases as of April 3, 2021 was 6.7%. The weighted average remaining lease term as of April 3, 2021 was 4.0 years.

Total rent expense of the Company was $1.1 million for the three months ended April 3, 2021 and March 28, 2020 for each respective period. Cash paid within operating cash flows for operating leases was $1.0 million for the three months ended April 3, 2021 and March 28, 2020 for each respective period.
Purchase Commitments
The Company’s suppliers, including contract manufacturers (“CMs”) and original design manufacturers (“ODMs”), place orders for certain component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs and ODMs. The Company places purchase orders with its CMs and ODMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the finished goods inventory. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. As of April 3, 2021, the Company had approximately $107.8 million of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs, within one year.
The Company has from time to time, and subject to certain conditions, reimbursed certain suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $4.2 million and $4.0 million as of April 3, 2021 and December 31, 2020, respectively. The Company records the related charges in cost of systems revenue in its Condensed Consolidated Statements of Comprehensive Income (Loss).
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
8. Stockholders’ Equity
2019 Equity Incentive Award Plan
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, are eligible to receive awards under the 2019 Equity Incentive Award Plan (“the 2019 Plan”). The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards and dividend equivalents to eligible individuals. As of April 3, 2021, there were 3.6 million shares available for issuance under the 2019 Plan.
Stock Options
During the three months ended April 3, 2021, stock option awards exercisable for up to an aggregate of 0.1 million shares of common stock were granted with a grant date exercise price of $33.20 per share. These stock option awards vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter over an additional three years.
In February 2021, performance-based stock option awards exercisable for up to an aggregate of 0.7 million shares of common stock were granted to certain Company executives with a grant date exercise price of $36.74 per share. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net income for 2021 (collectively, the “2021 Performance Targets”) during the one-year performance period. These performance-based stock option awards will vest, subject to certification by the Compensation Committee of the Company’s Board of Directors upon the achievement of the 2021 Performance Targets, as to 25% of the shares of common stock earned on the one year anniversary of the date of grant, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. If the non-GAAP net income target is achieved below 80% of target or the bookings target is achieved below 90% of target, no shares would be awarded, and the performance-based stock option awards would be forfeited in full. If both targets are achieved at the minimum threshold of 80% of target for non-GAAP net income and 90% of target for bookings, then the shares are awarded at 50% of the granted shares, with an increasing percentage of shares awarded above the minimum thresholds up to 100% of the granted shares if both targets are achieved at 100% or more of target. The probability of meeting the performance conditions related to these performance-based stock option awards was assessed to be probable as of April 3, 2021, and stock-based compensation expense of $1.0 million was recognized for the three months ended April 3, 2021.
During the three months ended April 3, 2021, 0.5 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $9.36 per share. As of April 3, 2021, unrecognized stock-based compensation expense of $26.1 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.5 years.
Employee Stock Purchase Plans
The Company maintains two employee stock purchase plans - the Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated 2017 Nonqualified Employee Stock Purchase Plan (the “NQ ESPP”).
The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation subject to certain Internal Revenue Code limitations. In addition, no participant may purchase more than 2,000 shares of common stock in each offering period.
The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of April 3, 2021, there were 2.4 million shares available for issuance under the ESPP. During the three months ended April 3, 2021, 0.2 million shares were purchased under the ESPP. As of April 3, 2021, unrecognized stock-based compensation expense of $0.8 million related to the ESPP is expected to be recognized over a remaining service period of 0.4 years.
The NQ ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their eligible compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The NQ ESPP provides two six-month offering periods from November 15th through May 14th and May 15th through November 14th of each year. As of April 3, 2021, there were 2.3 million shares available for issuance under the NQ ESPP with a maximum of 0.5 million shares allocated per purchase period. As of April 3, 2021, unrecognized stock-based compensation expense of $4.3 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 1.0 year.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Cost of revenue:
Products	$162	$107
Services	150	115
Sales and marketing	1,447	956
Research and development	1,583	1,010
General and administrative	1,829	796
	$5,171	$2,984
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
The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
United States	$134,705	$88,050
Middle East	7,089	2,301
Canada	6,506	3,563
Caribbean	4,763	2,372
Europe	3,414	4,121
Other	5,597	1,275
	$162,074	$101,682
Contract Asset
The primary contract asset is revenue recognized on professional services contracts where the services are transferred to the customer over time, which has yet to be billed, and is classified within accounts receivable. Amounts are billed in accordance with the agreed-upon contractual terms. The balance at December 31, 2020 was $2.3 million of which $1.0 million remained in the Company's Condensed Consolidated Balance Sheet at April 3, 2021. The closing balance at April 3, 2021 was $1.9 million of which the Company expects to bill 73% of the balance during the remainder of 2020. The decrease in the contract asset was driven by billings for past services and a reduction in expected cash collections on ongoing projects partially offset by additional unbilled work performed during the three months ended April 3, 2021.
Contract Liability
Deferred revenue consisted of the following (in thousands):

	April 3, 2021	December 31, 2020
Current:
Products and services	$18,647	$14,651
Extended warranty	5,480	4,538
	24,127	19,189
Long-term:
Products and services	2,801	1,879
Extended warranty	17,528	18,025
	20,329	19,904
	$44,456	$39,093
The increase in the deferred revenue balance for the three months ended April 3, 2021 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligation offset by $8.3 million of revenue recognized that was included in the deferred revenue balance at the beginning of that period.
Revenue allocated to remaining performance obligations represent contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This amount was $75.1 million as of April 3, 2021, and the Company expects to recognize 39% of such revenue over the next 12 months and the remainder thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of April 3, 2021, the unamortized balance of deferred commissions was $1.4 million. For the three months ended April 3, 2021, the amount of amortization was $0.1 million and there was no impairment loss in relation to the costs capitalized.
Concentration of Customer Risk
No company accounted for more than 10% of the Company's total revenue for the three months ended April 3, 2021. Lumen Technologies, Inc. (formerly CenturyLink, Inc.) represented 15% of total revenue for three months ended March 28, 2020. No other customers accounted for more than 10% of the Company’s total revenue for three months ended March 28, 2020.
No customer represented more than 10% of the Company’s accounts receivable for the periods ended April 3, 2021 or December 31, 2020.

10. Income Taxes
The following table presents the provision for income taxes from operations and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended
	April 3, 2021	March 28, 2020
Provision for income taxes	$150	$329
Effective tax rate	0.7%	(5.0)%
The effective tax rate for the three months ended April 3, 2021 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods.
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
While the Company has reported U.S. pre-tax income in the first quarter of 2021, the Company has not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that its U.S. deferred tax assets are more likely than not to be realized. Therefore, the Company continues to maintain a valuation allowance against most of its U.S. deferred tax assets. At some point, if the Company establishes a sustained level of profitability and projects continued profitability, the Company may reverse a significant portion of its valuation allowance recorded against U.S. deferred tax assets, resulting in a non-recurring non-cash income tax benefit.
11. Net Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	April 3, 2021	March 28, 2020
Numerator:
Net income (loss)	$20,615	$(6,944)
Denominator:
Weighted-average common shares outstanding used to compute basic net income (loss) per share	62,554	56,540
Effect of dilutive common stock equivalents	4,465	—
Weighted-average common shares outstanding used to compute diluted net income (loss) per share	67,019	56,540
Net income (loss) per common share:
Basic net income (loss) per common share	$0.33	$(0.12)
Diluted net income (loss) per common share	$0.31	$(0.12)
Potentially dilutive shares, weighted average	415	7,133
Potentially dilutive shares have been excluded from the computation of diluted net income (loss) per common share when their effect is antidilutive. These antidilutive shares were primarily from stock options. For each of the periods presented where the Company reported a net loss, the effect of all potentially dilutive securities would be antidilutive, and as a result diluted net loss per common share is the same as basic net loss per common share.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue or other financial items, any statement of or concerning the following: the plans and objectives of management for future operations, proposed new products or licensing, product development, anticipated customer demand or capital expenditures, anticipated growth and trends in our business and industry, future economic and/or market conditions or performance and assumptions underlying any of the above. In some cases, forward-looking statements can be identified by the use of terminology such as “could,” “may,” “will,” “would,” “expects,” “believes,” “intends,” “plans,” “anticipates,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative thereof or other comparable terminology. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including those identified in the Risk Factors discussed in Part II, Item 1A, of this report on Form 10-Q, as well as in other sections of this report and in our Annual Report on Form 10-K for the year ended December 31, 2020. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
Overview
We are the leading global provider of cloud and software platforms, systems and services that focus on the access network, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. These cloud and software platforms enable communications service providers, or CSPs, of all types and sizes to innovate and transform their businesses. Our CSP customers are empowered to utilize real-time data and insights from Calix platforms to simplify their businesses and deliver experiences that excite their subscribers. These insights enable CSPs to grow their businesses through increased subscriber acquisition, loyalty and revenue, thereby increasing the value of their businesses and contributions to their communities.
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
Our revenue and potential revenue growth will depend on our ability to sell and license our cloud and software platforms, systems and services to strategically aligned customers of all types such as wireless internet service providers, fiber overbuilders, cable MSOs, municipalities and electric cooperatives in the United States and internationally. Our growth is also highly dependent on the speed and willingness of customers to adopt these platforms.
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
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that impacted our cost of revenue for the three months ended April 3, 2021, and that we expect will impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, including higher costs due to materials shortages including components, supply constraints or unfavorable changes in trade policies, investments to support expansion of cloud and customer support offerings, changes in product warranty and incurrence of retrofit costs, tariffs and associated costs to mitigate the impact of tariffs, amortization of intangibles, asset write-offs, support fees for silicon-related development work for our products and inventory write-downs. In particular, given the recent supply chain disruptions due to the COVID-19 pandemic, we have seen increases in our global freight charges as we have elected to ship by air in order to meet delivery commitments to our customers as well as air freight rates have increased from prior year levels. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if there are declines in revenue.
Our gross profit and gross margin fluctuate based on timing of factors such as changes in customer mix and changes in the mix of products demanded and sold (and any related write-downs of existing inventory) and have in the past been negatively impacted by increases in mix of revenue towards deployment services, increases in mix of revenue from channel sales rather than direct sales or other unfavorable customer or product mix, shipment volumes and any related volume discounts, changes in our product and services costs, pricing decreases or discounts, new product introductions or upgrades to existing products, customer rebates and incentive programs due to competitive pressure or materials shortages, supply constraints, investments to support expansion of cloud and customer support offerings, tariffs or unfavorable changes in trade policies.
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
While we more recently had net income of $33.5 million in 2020 and $20.6 million for the first three months of 2021, we have incurred significant losses since our inception, and as of April 3, 2021, we had an accumulated deficit of $648.5 million. Further, as a result of factors contributing to the fluctuations described above among other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
COVID-19 Pandemic
We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business remains highly uncertain and difficult to predict as coronavirus continues to spread around the world including through new variants. Although the availability of vaccines has increased, there are no assurances as to when the pandemic will be contained. Since March 2020, we have instituted office closures, travel restrictions and a mandatory work-from-home policy for substantially all of our employees. The spread of COVID-19 has had a prolonged impact on our supply chain operations due to restrictions, reduced capacity and limited availability from suppliers whom we rely on for sourcing components and materials and from third-party partners whom we rely on for manufacturing, warehousing and logistics services. Although demand for our products has been strong in the short-term as subscribers seek more bandwidth and better Wi-Fi, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy, which could in turn impact our revenue and results of operations. Furthermore, our supply chain continues to face constraints primarily due to challenges in sourcing components and materials for our products. The prolonged impact of COVID-19 could exacerbate these constraints or cause further supply chain disruptions.
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
Our critical accounting policies and estimates, which are revenue recognition and inventory valuation, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020. For the three months ended April 3, 2021, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the three months ended April 3, 2021 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2020 that are significant or potentially significant to us.

Results of Operations
Comparison of the Three Months Ended April 3, 2021 and March 28, 2020
Revenue
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020	Variance in Dollars	Variance in Percent
Revenue:
Systems	$153,302	$94,509	$58,793	62%
Services	8,772	7,173	1,599	22%
	$162,074	$101,682	$60,392	59%

Percent of total revenue:
Systems	95%	93%
Services	5%	7%
	100%	100%
Our revenue increased by $60.4 million for the three months ended April 3, 2021 as compared to the corresponding period in 2020 due to higher systems revenue of $58.8 million. Services revenue increased by $1.6 million compared to the corresponding period in 2020. The increase in systems revenue was primarily due to higher revenue from our small, regional customers and, to a lesser extent, our large-sized customers, as service providers accelerated some deployments to respond to demand for network capacity and relieve network capacity constraints as well as provide a better Wi-Fi experience. The increase in services revenue was due to the continued ramp in our service offerings aligned with cloud and software products offset by lower professional services related to CAF deployments.
For the three months ended April 3, 2021, revenue generated in the United States was $134.7 million, or 83% of our total revenue compared to $88.1 million, or 87% of our total revenue for the same period in 2020. International revenue was $27.4 million, or 17% of our total revenue, for the three months ended April 3, 2021, as compared to $13.6 million, or 13% of our total revenue, for the same period in 2020.
No company accounted for more than 10% of our total revenue for the three months ended April 3, 2021. For the three months ended March 28, 2020, only Lumen Technologies, Inc. (formerly CenturyLink, Inc.), or Lumen, accounted for more than 10% of our total revenue, representing 15% of our total revenue.
Cost of Revenue, Gross Profit and Gross Margin
The following table sets forth our cost of revenue (dollars in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020	Variance in Dollars	Variance in Percent
Cost of revenue:
Systems	$69,663	$50,708	$18,955	37%
Services	6,169	5,350	819	15%
	$75,832	$56,058	$19,774	35%
Our cost of revenue increased by $19.8 million for the three months ended April 3, 2021 as compared with the corresponding period in 2020. The $19.0 million increase in our systems cost of revenue was less than the percentage increase in revenue compared with the corresponding period in 2020 and was due to the increasing spread between fixed costs in relation to revenue growth and continued growth in our All Platform offerings along with favorable customer and product mix. This was partially offset by increased freight costs due to higher prices for transportation as well as a mix towards more air shipments to meet delivery commitments. The increase in services cost of revenue for the three months ended April 3, 2021 compared with the corresponding period in 2020 was mainly due to increased personnel costs as we made further investments in our customer success organization.

The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020	Variance in Dollars	Variance in Percent
Gross profit:
Systems	$83,639	$43,801	$39,838	91%
Services	2,603	1,823	780	43%
	$86,242	$45,624	$40,618	89%
Gross margin:
Systems	54.6%	46.3%
Services	29.7%	25.4%
Overall	53.2%	44.9%
Gross profit increased to $86.2 million for the three months ended April 3, 2021 from $45.6 million during the corresponding period in 2020 due to higher systems gross margin. The increase in systems gross margin for the three months ended April 3, 2021 compared the corresponding period in 2020 was mainly due to continued growth in our All Platform offerings along with favorable product and customer mix. Services gross margin increased for the three months ended April 3, 2021 compared to the corresponding period in 2020 as our service revenue mix shifted away from low gross margin deployment services to higher gross margin software maintenance and services aligned with our platform offerings.
Operating Expenses
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020	Variance in Dollars	Variance in Percent
Sales and marketing expenses	$28,051	$20,624	$7,427	36%
Percent of total revenue	17%	20%
Sales and marketing expenses for the three months ended April 3, 2021 increased by $7.4 million compared with the corresponding period in 2020 primarily due to increases in personnel expenses of $6.8 million, mainly related to investments in sales headcount and higher sales incentive compensation expense, marketing expenses of $0.5 million, stock-based compensation of $0.5 million and outside services expenses of $0.5 million. These increases were partially offset by a decrease in travel expenses of $1.3 million.
We expect to slightly increase our investments in sales and marketing as a percentage of revenue in order to extend our market reach and grow our business in support of our key strategic initiatives.
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020	Variance in Dollars	Variance in Percent
Research and development expenses	$24,364	$20,671	$3,693	18%
Percent of total revenue	15%	20%
Percentage of systems gross profit	29%	47%
Research and development expenses for the three months ended April 3, 2021 increased by $3.7 million as compared with the corresponding period in 2020 mainly due to increases in personnel expenses of $2.0 million, outside services of $1.7 million, stock-based compensation of $0.6 million and depreciation and amortization of $0.4 million. These increases were partially offset by lower facilities expenses of $0.8 million.
We expect to slightly increase our investments in research and development as a percentage of systems gross profit to expand the functionality and capabilities of our platforms.

General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020	Variance in Dollars	Variance in Percent
General and administrative expenses	$13,025	$10,669	$2,356	22%
Percent of total revenue	8%	10%
General and administrative expenses for the three months ended April 3, 2021 increased by $2.4 million as compared with the corresponding period in 2020 mainly due to increases in unallocated-facilities expenses of $1.2 million, stock-based compensation of $1.0 million and personnel expenses of $0.7 million. Beginning in the third quarter of 2020, we changed our facility allocation to align with our work-from-home initiative, and consequently, most of facilities expenses are retained in general and administrative expenses. These increases were partially offset by decreases in professional services fees of $0.3 million.
We expect to slightly increase our investments in general and administrative expenses as a percentage of revenue to enhance and automate our internal information systems, databases and processes.
Provision for Income Taxes
The following table sets forth our provision for income taxes (dollars in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020	Variance in Dollars	Variance in Percent
Provision for income taxes	$150	$329	$(179)	(54)%
Effective tax rate	0.7%	(5.0)%
The effective tax rate for the three months ended April 3, 2021 was determined using an estimated annual effective tax rate adjusted for discrete items, if any, that occurred during the respective periods.
While we have recently reported profitability, we have not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that our U.S. deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance against most of our U.S. deferred tax assets. At some point, if we establish a sustained level of profitability and project continued profitability, we may reverse a significant portion of our valuation allowance recorded against U.S. deferred tax assets, resulting in a non-recurring, non-cash income tax benefit.
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

Liquidity and Capital Resources
We have funded our operations and investing activities primarily through sales of our common stock, including an underwritten public offering in August 2020, cash flow generated from operations and a financing arrangement for consulting services. As of April 3, 2021, we had cash, cash equivalents and marketable securities of $150.0 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government securities and commercial paper.
Operating Activities
Net cash provided by operating activities was $9.9 million for the three months ended April 3, 2021 and consisted of net income of $20.6 million and non-cash charges of $9.2 million, consisting of stock-based compensation of $5.2 million and depreciation and amortization of $4.1 million. This was partially offset by cash flow decreases of $20.0 million reflected in the net change in assets and liabilities.
Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in inventory of $19.9 million to support revenue growth and to mitigate supply chain shortages and disruptions and a decrease in total accrued liabilities of $15.2 million, mainly related to incentive compensation payouts, rebate redemptions and a reduction of customer advance payments. In addition, there was an increase in accounts receivable of $5.0 million, due to product shipment timing, and an increase in prepaid expenses and other assets of $1.3 million mainly due to prepaid software licenses. These changes were partially offset by an increase in accounts payable of $16.2 million due to increased inventory purchases and an increase in deferred revenue of $5.4 million due to support contracts, extended warranties and Calix Cloud subscriptions.
During the three months ended March 28, 2020, net cash provided by operating activities was $1.2 million and consisted of $6.5 million of non-cash charges and $1.7 million of cash flow increases reflected in the net change in assets and liabilities, partially offset by a net loss of $6.9 million. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of an increase in accounts payable of $9.5 million, primarily due to timing of payments to our contract manufacturers, or CMs, a decrease in inventory of $9.6 million due to lower deliveries due to the supply disruption during of the quarter, an increase in deferred revenue of $2.1 million mainly due to increased Calix Cloud subscriptions and an increase in accrued liabilities of $1.4 million due to an increase in inventory held by suppliers. This was partially offset by an increase in accounts receivable of $20.6 million, mainly due to timing of shipments and delays in processing invoices due to the ERP migration. Non-cash charges primarily consisted of stock-based compensation of $3.0 million and depreciation and amortization of $3.5 million.
Investing Activity
For the three months ended April 3, 2021, cash used in investing activities of $13.5 million consisted of net purchases of marketable securities of $11.2 million and capital expenditures of $2.3 million, consisting primarily of purchases of test equipment and computer equipment.
Net cash used in investing activities of $1.7 million for the three months ended March 28, 2020 consisted of capital expenditures primarily for purchases of test equipment, computer equipment and software.
Financing Activities
Net cash provided by financing activities of $8.6 million for the three months ended April 3, 2021 consisted of proceeds from the issuance of common stock related to our employee equity plans.
Net cash provided by financing activities of $0.1 million for the three months ended March 28, 2020 mainly consisted of proceeds from the issuance of common stock related to our employee equity plans of $1.1 million offset by payments related to financing arrangements of $0.8 million and payments to originate our loan and security agreement with Bank of America, or BofA Loan Agreement, of $0.2 million.
Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, contractual obligations under our BofA Loan Agreement, normal recurring trade payables, compensation-related and expense accruals, operating leases and revenue-share obligations. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. In the event that our revenue plan does not meet our expectations, we may be required to curtail or eliminate expenditures to mitigate the impact on our working capital.
The BofA Loan Agreement provides for a revolving facility up to a principal amount of up to $35.0 million, including a $10.0 million sublimit for letters of credit. The BofA Loan Agreement matures, and all outstanding amounts become due and payable, in January 2023. The BofA Loan Agreement is secured by substantially all of our assets, including our intellectual property.

Loans under the credit facility bear interest at a rate per annum equal to either LIBOR (customarily defined) plus an applicable margin between 1.5% to 2.0% or Prime Rate (customarily defined) plus an applicable margin between 0.5% to 1.0% (3.75% as of April 3, 2021), in each case largely based on a fixed charge coverage ratio measured at the end of each fiscal quarter. As of April 3, 2021, we had no outstanding borrowings and had full availability of $35.0 million.
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
We believe, based on our current operating plan and expected operating cash flows, that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. If we are unable to execute on our current operating plan or continue to generate operating income and positive cash flows, our liquidity, results of operations and financial condition will be adversely affected, and we may need to seek other sources of liquidity, including the sale of additional equity or incremental borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which may adversely impact our business and potential growth.

Contractual Obligations and Commitments
Our principal commitments as of April 3, 2021 consisted of our contractual obligations under non-cancelable outstanding purchase obligations, operating lease obligations for office space and a revenue share obligation. The following table summarizes our contractual obligations as of April 3, 2021 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$134,858	$116,770	$15,249	$2,839	$—
Operating lease obligations (2)	17,612	3,885	7,744	5,983	—
Revenue share obligation (3)	15,314	2,555	12,759	—	—
	$167,784	$123,210	$35,752	$8,822	$—

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
(3) Represents remaining payments related to a revenue-share obligation, including imputed interest associated with developed software product and related enhancements, by an engineering service provider. The schedule reflects our expected revenue-share payments based on our revenue projections for the developed products over a sales period through March 2024. If the minimum revenue-share payments are not achieved by the end of that period, a true-up payment will be due. See Note 5 “Balance Sheet Details” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our outstanding liability.
Off-Balance Sheet Arrangements
As of April 3, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. At April 3, 2021, we had cash, cash equivalents and marketable securities of $150.0 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings under our Loan Agreement with BofA. Borrowings under the BofA Loan Agreement will bear interest through maturity at a variable annual rate based upon an annual rate of either a prime rate or a LIBOR rate, plus an applicable margin between 0.5% to 1.0% for prime rate advances and between 1.5% and 2.0% for LIBOR advances based on our fixed charge coverage ratio. As of April 3, 2021, we had no outstanding borrowings under the BofA Loan Agreement.
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

	Three Months Ended
	April 3, 2021	March 28, 2020
USD	91%	91%
RMB	6%	6%
GBP	3%	3%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB and GBP, our operating expenses for the first three months of 2021 would have decreased or increased by approximately $0.5 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended April 3, 2021 was a net translation loss of $35,000. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss.

Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Condensed Consolidated Statements of Comprehensive Income (Loss). During the three months ended April 3, 2021, the net gain we recognized related to these foreign exchange assets and liabilities was approximately $0.2 million.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of April 3, 2021, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
ITEM 1A. Risk Factors
We have identified the following additional risks and uncertainties that may affect our business, financial condition and/or results of operations. The risks described below include any material changes to and supersede the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on February 22, 2021. Investors should carefully consider the risks described below, together with the other information set forth in this Quarterly Report on Form 10-Q, before making any investment decision. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
Business and Operational Risks
Our business and results of operations have been and are expected to continue to be negatively affected by the COVID-19 pandemic that has severely impacted the global economy.
Since late 2019, the COVID-19 pandemic has severely impacted the global economy, disrupting financial markets, global manufacturing activities, customer purchasing patterns and general business operations, resulting in business closures, significant unemployment rates and substantial and prolonged government restrictions on business, travel and personal activities. These measures have disrupted our global supply chain activities and significantly limited our business travel, customer engagements and normal business activities, all of which heighten our business and operational risks. Our U.S. offices remain closed and we continue to focus significant management resources on the safety, well-being and productivity of our workforce amid the pandemic. Furthermore, we have transitioned our workforce to a work-from-anywhere model. While these measures help to contain and mitigate the transmission of COVID-19 and the impact on productivity, such measures are disruptive, require transition to new business processes and distracts our employees from normal business activities. We cannot predict the continued impact of the pandemic and the degree to which our business and results of operations may be affected, particularly given the extended duration of the COVID-19 impacts on the U.S. and other locations in which we operate. Although the availability of vaccines has increased, there continue to be outbreaks, including due to variants, and there are no assurances that the global economy will recover quickly or at all, or that impacted areas will be able to adequately contain COVID-19 infections.
In particular, the pandemic and related restrictions continue to adversely impact our global supply chain operations with materially longer lead times, increased competition for limited supplies, shortages of key components and materials and disruptions in operations, including office and factory closures, at our third-party manufacturers, logistics partners and suppliers. If the pandemic and related restrictive measures continue for a prolonged period, we may experience a sustained shortage of components and materials, which may have a material negative impact our ability to supply products to meet customer requirements and could materially adversely affect our business and results of operations. Business closures, infection outbreaks, travel restrictions and other impacts of the COVID-19 pandemic have also adversely affected economies, financial markets and the financial viability and liquidity of businesses in the U.S. and internationally, heightening our collections risk. Our customers’ purchasing decisions may be impacted by the pandemic, which could in turn impact our sales and results of operations. Although demand for our products has been strong in the short-term as subscribers seek more bandwidth and better Wi-Fi, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy. For example, CSPs may choose not to invest at this time in our new platforms or delay infrastructure improvements due to the uncertainty in the global economy. The prolonged disruptions to our business and operations and other adverse impacts of the COVID-19 pandemic or further disruptions we may experience in the future could have a material adverse effect on our business, results of operations and financial condition.
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
•Extended lead times; component and materials shortages. We source components and materials to manufacture our products from a limited number of suppliers, resulting in our product supply being subject to such suppliers’ lead times, volume constraints and increasing costs. We have experienced and may continue to experience extended lead times and product unavailability due to factory disruptions or closures as well as delays and unanticipated costs associated with the supply of our products, particularly in light of the COVID-19 pandemic. We also expect continued shortages and/or delay of critical components as a result of growing demand in the industry or other sectors. For example, increases in computing needs, Internet-of-Things devices, wireless products, automotive electronics and artificial intelligence all drive increased demand for certain components, such as chipsets and memory products, which may result in lower availability and increased prices for such components. More recently, one of our silicon suppliers extended their lead time from 32 to 50 weeks. Extended lead times and shortages could impair our ability to meet our customer requirements, require us to pay higher prices or incur expedite fees, which would harm our business and negatively impact our gross margin and results of operations.
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
We have a history of net operating losses and fluctuations in our quarterly and annual gross margin and operating results, including due to factors outside of our control. Factors that impact variability of our operating results include our ability to predict our revenue and reduce and control our costs, our ability to predict product functions and features desired by our customers, the impact of global economic conditions, our ability to effectively manage our global supply chain operations, our ability to effectively manage third parties upon whom we depend to conduct our business, our customers’ spending patterns and purchasing decisions, the impact of competition, customer adoption of our products, our ability to manage our legal, contractual and regulatory obligations and liabilities, and other risk factors identified in the lead-in to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and in this “Risk Factors” section. Our gross margin is further impacted by customer, geographic and product mix, the impact of competition on our prices, our ability to manage our costs associated with components and materials, excess and obsolescence, expedite fees and logistics-related activities, contractual commitments and other product costs. Fluctuating results make it difficult to predict our future performance and could cause the market price of our stock to decline. We expect to continue to incur significant expenses and cash outlays as we expand our business and operations and target new customer opportunities. Given our anticipated growth and the intense competitive pressures we face, we may be unable to adequately control our operating expenses or maintain positive operating income. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the market price of our stock would likely decline.
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
Historically, our customer base has been concentrated, and the loss of any of our key customers may adversely impact our revenue and results of operations, and any delays in payment by a key customer could negatively impact our cash flows and working capital.
Historically, a large portion of our sales has been, and in the future may be, to a limited number of large customers. Changes in the CSP market, such as financial difficulties, spending cuts or corporate consolidations that impact purchasing decisions by these customers have and may again negatively impact our revenue, and as a result, revenue from such customers may remain flat or continue to decline. For example, Lumen, our only greater than 10% customer in 2018, 2019 and 2020, completed a large acquisition in 2017 and more recently reorganized and rebranded, which disrupted its historical levels of purchases with us and have continued to result in significantly reduced levels of purchases. There is no assurance that purchasing levels by Lumen will increase from current levels. We have continued to experience delays or declines in purchases by certain CSPs due to deterioration in their financial condition. For example, Windstream, one of our medium-sized customers, completed its financial restructuring and emerged from Chapter 11 bankruptcy in September 2020. In April 2020, Frontier filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to facilitate a financial restructuring plan and expects to emerge from bankruptcy in early 2021. Any decrease or delay in purchases and/or capital expenditure plans of any of our key customers, particularly if prolonged or sustained, or our inability to grow our sales with existing customers, may have a material negative impact on our revenue and results of operations.
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
We generally extend credit terms for sales to our customers which exposes us to credit risk. If we are unable to collect our accounts receivable balances as anticipated, our operating results and financial condition will be harmed. A number of factors contribute to this risk, including our ability to adequately assess a customer’s creditworthiness and financial condition, changes in a customer’s financial condition and/or liquidity, our ability to timely collect our accounts receivable from customers, disagreements with customers on invoiced balances and economic downturns or other unanticipated events impacting a customer’s ability to pay. Furthermore, some of our international customers operate in countries with developing economies, volatile financial markets or currency regulations that impact their ability to make payments in U.S. dollars. The COVID-19 pandemic has also presented financial challenges to numerous businesses, including delays in collections from some of our international customers in emerging markets and, if prolonged, may result in liquidity issues leading to heightened difficulties with collections. While we take measures to pursue collections on our accounts receivable, we have from time to time written down accounts receivable and written off doubtful accounts and may need to do so in future periods. The determination of allowances for doubtful accounts involves significant judgment, and if we underestimate our allowance for doubtful accounts, we will have to make further write-downs. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur and could harm our cash flow or our financial condition.
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
We are subject to significant accounting, legal and regulatory requirements, including requirements and rules under the Sarbanes-Oxley Act, or SOX, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, among other rules and regulations implemented by the SEC, as well as listing requirements of the New York Stock Exchange, or NYSE. We incur significant accounting, legal and other expenses and must invest substantial time and resources to comply with public company reporting and compliance requirements, including costs to ensure we have adequate internal controls over accounting and financial reporting, proper documentation and testing procedures among other requirements. We cannot be certain that the actions we have taken to implement internal controls over financial reporting will be sufficient. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement, particularly as we enhance, automate and improve functionality of our processes and internal applications, including Oracle’s cloud platform. New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of SOX and Dodd-Frank and rules adopted by the SEC and the NYSE, would likely result in increased costs to us as we respond to their requirements. We continue to invest resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expense.
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
Our industry is characterized by rapid technological advance, and if we fail to develop new products or enhancements that meet changing CSP requirements, we could experience lower sales.
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
We sell to CSPs, which include U.S.-based Independent Operating Companies, or IOCs, which have revenue that is particularly dependent upon interstate and intrastate access charges and federal and state subsidies. The Federal Communications Commission, or FCC, and some states may consider changes to such payments and subsidies, and these changes could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as Rural Utility Service loans and grants, to finance capital spending. These government-supported loan programs and grants generally include conditions such as deployment criteria, domestic preference provisions and other requirements that apply to the project and selected equipment as conditions for funding. Changes to the terms or administration of these programs, including uncertainty from government and administrative change, potential funding limitations that impact our ability to meet program requirements or delays due to U.S. federal government shutdowns could reduce the ability of IOCs to access capital or secure funding these programs to purchase our products and services and thus reduce our revenue opportunities. Many of our customers depend heavily on grants, loans or funds distributed under government stimulus programs such as the FCC’s CAF, the CARES Act or the more recent Rural Digital Opportunity Fund. Customers may curtail purchases if they receive less funding than planned, are negatively impacted by federal government shutdowns or changes in government regulations and subsidies, or as funding winds down, any of which could have an adverse effect on our operating results and financial condition.
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
The markets for our products are characterized by a significant number of domestic and international standards which evolve as new technologies are developed and deployed. As we expand into new global markets, we are likely to encounter additional standards. Our products must comply with these standards in order to be widely marketable. In some cases, we are required to obtain certifications or authorizations before our products can be introduced, marketed or sold in new markets or to new customers. For example, our ability to maintain Operations System Modification for Intelligent Network Elements certification for our products will affect our ongoing ability to continue to sell our products to large CSPs. In addition, our ability to expand our international operations may be limited by standards in countries or may require us to redesign our products or develop new products to meet local standards. We may not be able to design our products to comply with local requirements, which would harm our ability to grow our business. Moreover, as we expand our business and operations globally, we must make increasing investments to maintain compliance with evolving standards across a broader global footprint. The costs of complying with evolving standards or failure to obtain timely domestic or foreign authorizations or certification could prevent us from selling our products where these standards or regulations apply, which would result in lower revenue and lost market share.
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
The FCC has jurisdiction over our U.S. customers and FCC regulatory policies that create disincentives for investment in access network infrastructure or impact the competitive environment in which our customers operate may harm our business. For example, adoption of regulations that affect providers of broadband Internet access services could impede the penetration of our customers into certain markets or affect the prices they may charge in such markets. Similarly, changes to regulatory tariff requirements or other regulations relating to pricing or terms of carriage on communication networks could slow the development or expansion of network infrastructures, which could adversely affect the sale of our products and services. Many of our customers are subject to FCC rate regulation of interstate telecommunications services and are recipients of CAF incentive payments. The imposition of limits or restrictions on access to these programs could affect the ability of IOCs to access capital, which would in turn reduce our revenue opportunities. In addition, many of our customers are subject to state regulation of intrastate telecommunications services, including rates for such services, and may also receive funding from state universal service funds. Changes in rate regulations or universal service funding rules, either at the U.S. federal or state level, could adversely affect our customers’ revenue and capital spending plans. Moreover, various international regulatory bodies have jurisdiction over certain of our non-U.S. customers. Changes in these domestic and international standards, laws and regulations, or judgments in favor of plaintiffs in lawsuits against CSPs based on changed standards, laws and regulations could adversely affect the development of broadband networks and services. This, in turn, could directly or indirectly adversely impact the communications industry in which our customers operate.
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
Our working capital needs and cash use have continued to increase to support our business operations and growth, and we may need additional capital if our current plans and assumptions change. Under the BofA Loan Agreement, our available borrowing base is subject to our financial condition. If our financial position deteriorates, our borrowing capacity under the credit facility may be reduced. Failure to maintain certain restrictive covenants and requirements under the BofA Loan Agreement could result in limiting the amount of borrowings that are available to us, increase the cost of borrowings under the credit facility and/or cause us to make immediate payments to reduce borrowings or result in an event of default. If future financings involve the issuance of equity securities, our then-existing stockholders would suffer dilution. If we raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. If we are unable to sustain positive operating income and cash flows from operations, our liquidity, results of operations and financial condition may be adversely affected. Furthermore, if we are unable to generate sufficient cash flows to support our operational needs, we may need to seek additional sources of liquidity, including borrowings, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1*	Calix, Inc. Amended and Restated Executive Change in Control and Severance Plan effective March 26, 2021.

10.2*	Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended February 11, 2021.

10.3*	Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended February 11, 2021.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: April 27, 2021	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2021	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)