Form 10-Q
period 2021-10-02
CALIX, INC
filed 2021-10-26
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of October 18, 2021, there were 63,756,160 shares of the Registrant’s common stock, par value $0.025 outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 2, 2021	December 31, 2020
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$60,215	$80,807
Marketable securities	128,492	52,982
Accounts receivable, net	91,929	69,419
Inventory	75,166	52,268
Prepaid expenses and other current assets	18,957	11,414
Total current assets	374,759	266,890
Property and equipment, net	20,960	20,381
Right-of-use operating leases	10,841	11,741
Deferred tax assets	161,968	—
Goodwill	116,175	116,175
Other assets	11,014	12,165
	$695,717	$427,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,340	$13,115
Accrued liabilities	61,444	68,736
Deferred revenue	24,217	19,189
Total current liabilities	117,001	101,040
Long-term portion of deferred revenue	21,568	19,904
Operating leases	11,516	12,946
Other long-term liabilities	10,006	13,137
Total liabilities	160,091	147,027
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of October 2, 2021 and December 31, 2020	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 63,732 shares issued and outstanding as of October 2, 2021, and 62,122 shares issued and outstanding as of December 31, 2020	1,594	1,553
Additional paid-in capital	984,833	948,055
Accumulated other comprehensive loss	(206)	(191)
Accumulated deficit	(450,595)	(669,092)
Total stockholders’ equity	535,626	280,325
	$695,717	$427,352
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenue:
Systems	$163,076	$142,294	$475,931	$347,644
Services	9,155	8,214	27,044	23,569
Total revenue	172,231	150,508	502,975	371,213
Cost of revenue:
Systems	76,339	68,889	218,675	176,318
Services	6,399	5,644	18,946	16,891
Total cost of revenue	82,738	74,533	237,621	193,209
Gross profit	89,493	75,975	265,354	178,004
Operating expenses:
Sales and marketing	31,144	23,079	88,905	65,046
Research and development	25,727	20,378	75,807	61,970
General and administrative	14,631	10,768	41,320	32,630
Restructuring charges	—	—	—	6,286
Total operating expenses	71,502	54,225	206,032	165,932
Income from operations	17,991	21,750	59,322	12,072
Interest and other expense, net:
Interest expense, net	(86)	(356)	(330)	(1,263)
Other expense, net	(463)	(707)	(120)	(801)
Total interest and other expense, net	(549)	(1,063)	(450)	(2,064)
Income before income taxes	17,442	20,687	58,872	10,008
Income taxes	(159,982)	149	(159,625)	626
Net income	$177,424	$20,538	$218,497	$9,382
Net income per common share:
Basic	$2.79	$0.34	$3.47	$0.16
Diluted	$2.61	$0.32	$3.24	$0.16
Weighted-average number of shares used to compute
net income per common share:
Basic	63,588	60,307	63,057	58,053
Diluted	67,907	63,449	67,537	60,331

Net income	$177,424	$20,538	$218,497	$9,382
Other comprehensive income (loss), net of tax - foreign currency translation adjustments, net	(24)	410	(15)	161
Comprehensive income	$177,400	$20,948	$218,482	$9,543

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at July 3, 2021	63,200	$1,580	$972,259	$(182)	$(628,019)	$—	$345,638
Stock-based compensation	—	—	6,661	—	—	—	6,661
Issuance of common stock under equity incentive plans, net of forfeitures	532	14	5,913	—	—	—	5,927
Net income	—	—	—	—	177,424	—	177,424
Other comprehensive loss	—	—	—	(24)	—	—	(24)
Balance at October 2, 2021	63,732	$1,594	$984,833	$(206)	$(450,595)	$—	$535,626

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at June 27, 2020	58,143	$1,587	$912,402	$(1,103)	$(713,732)	$(39,986)	$159,168
Stock-based compensation	—	—	3,574	—	—	—	3,574
Issuance of common stock under equity incentive plans, net of forfeitures	407	9	3,769	—	—	—	3,778
Issuance of common stock in connection with public offering	3,220	82	59,981	—	—	—	60,063
Treasury stock retirement	—	(134)	(39,852)	—	—	39,986	—
Net income	—	—	—	—	20,538	—	20,538
Other comprehensive income	—	—	—	410	—	—	410
Balance at September 26, 2020	61,770	$1,544	$939,874	$(693)	$(693,194)	$—	$247,531

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	62,122	$1,553	$948,055	$(191)	$(669,092)	$—	$280,325
Stock-based compensation	—	—	18,055	—	—	—	18,055
Issuance of common stock under equity incentive plans, net of forfeitures	1,610	41	18,723	—	—	—	18,764
Net income	—	—	—	—	218,497	—	218,497
Other comprehensive loss	—	—	—	(15)	—	—	(15)
Balance at October 2, 2021	63,732	$1,594	$984,833	$(206)	$(450,595)	$—	$535,626

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	56,448	$1,545	$895,899	$(854)	$(702,576)	$(39,986)	$154,028
Stock-based compensation	—	—	9,800	—	—	—	9,800
Issuance of common stock under equity incentive plans, net of forfeitures	2,102	51	14,046	—	—	—	14,097
Issuance of common stock in connection with public offering	3,220	82	59,981	—	—	—	60,063
Treasury stock retirement	—	(134)	(39,852)	—	—	39,986	—
Net income	—	—	—	—	9,382	—	9,382
Other comprehensive income	—	—	—	161	—	—	161
Balance at September 26, 2020	61,770	$1,544	$939,874	$(693)	$(693,194)	$—	$247,531

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Operating activities:
Net income	$218,497	$9,382
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	18,055	9,800
Depreciation and amortization	11,351	10,311
Reversal of valuation allowance on deferred tax assets	(161,995)	—
Asset retirements and write-downs	—	3,749
Changes in operating assets and liabilities:
Accounts receivable, net	(22,510)	(22,622)
Inventory	(22,897)	(1,464)
Prepaid expenses and other assets	(9,776)	3,710
Accounts payable	18,311	5,616
Accrued liabilities	(7,008)	3,834
Deferred revenue	6,691	(342)
Other long-term liabilities	(4,544)	(1,038)
Net cash provided by operating activities	44,175	20,936
Investing activities
Purchases of property and equipment	(7,271)	(5,617)
Purchases of marketable securities	(200,509)	(39,986)
Maturities of marketable securities	125,000	—
Net cash used in investing activities	(82,780)	(45,603)
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	18,764	14,097
Payments related to financing arrangements	(723)	(2,342)
Proceeds from the sale of common stock in connection with public offering, net of expense	—	60,063
Proceeds from line of credit	—	30,000
Repayment of line of credit	—	(60,000)
Payments to originate the line of credit	—	(285)
Net cash provided by financing activities	18,041	41,533
Effect of exchange rate changes on cash and cash equivalents	(28)	131
Net increase (decrease) in cash and cash equivalents	(20,592)	16,997
Cash and cash equivalents at beginning of period	80,807	47,457
Cash and cash equivalents at end of period	$60,215	$64,454

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
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first quarter ending on the Saturday closest to March 31st. As a result, the Company had five more days in the nine months ended October 2, 2021 than for the nine months ended September 26, 2020. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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

2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s significant accounting policies did not change during the nine months ended October 2, 2021.
Newly Adopted Accounting Standard
The Company did not adopt any new accounting standards during the nine months ended October 2, 2021 that were significant to the Company.

Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the nine months ended October 2, 2021 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, that are significant or potentially significant to the Company.
3. Cash, Cash Equivalents and Marketable Securities
The Company has invested its excess cash primarily in money market funds and highly liquid marketable securities such as commercial paper, corporate debt securities, municipal securities and U.S. government securities. The Company considers all investments with maturities of three months or less when purchased to be cash equivalents. Marketable securities represent highly liquid commercial paper, U.S. government agency securities, corporate debt securities, municipal securities and U.S. government securities with maturities greater than 90 days at date of purchase. Cash equivalents are stated at amounts that approximate fair value based on quoted market prices. Marketable securities are recorded at their fair values.
Marketable securities with maturities greater than one year are classified as current because management considers all marketable securities to be available for current operations.
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive loss in the stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as other expense, net. Realized and unrealized gains and losses were de minimis for the period ended October 2, 2021.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	October 2, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$30,609	$30,745
Commercial paper	23,449	—
Money market funds	6,007	10,068
Municipal securities	150	—
U.S. government securities	—	39,994
Total cash and cash equivalents	60,215	80,807
Marketable securities:
Commercial paper	117,984	—
U.S. government agency securities	3,891	—
Corporate debt securities	3,772	—
U.S. government securities	1,520	52,982
Municipal securities	1,325	—
Total marketable securities	128,492	52,982
	$188,707	$133,789
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

The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of October 2, 2021	Level 1	Level 2	Total
Money market funds	$6,007	$—	$6,007
U.S. government securities	1,520	—	1,520
Commercial paper	—	141,433	141,433
U.S. government agency securities	—	3,891	3,891
Corporate debt securities	—	3,772	3,772
Municipal securities	—	1,475	1,475
	$7,527	$150,571	$158,098

As of December 31, 2020	Level 1
Money market funds	$10,068
U.S. government securities	92,976
$103,044
5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	October 2, 2021	December 31, 2020
Accounts receivable	$92,703	$70,824
Allowance for doubtful accounts	(774)	(1,405)
	$91,929	$69,419
Inventory consisted of the following (in thousands):

	October 2, 2021	December 31, 2020
Raw materials	$169	$34
Finished goods	74,997	52,234
	$75,166	$52,268

Property and equipment, net consisted of the following (in thousands):

	October 2, 2021	December 31, 2020
Test equipment	$38,876	$37,670
Software	14,440	16,093
Computer equipment	10,594	9,062
Furniture and fixtures	1,733	2,069
Leasehold improvements	1,189	1,345
Total	66,832	66,239
Accumulated depreciation and amortization	(45,872)	(45,858)
	$20,960	$20,381
Other long-term assets consisted of the following (in thousands):

	October 2, 2021	December 31, 2020
Intangible asset	$7,543	$9,517
Other long-term assets	3,471	2,648
	$11,014	$12,165
Intangible Asset Acquisition
In March 2018, and as amended in December 2020, the Company entered into an agreement with a vendor to develop a certain software product and related enhancements pursuant to which the Company is obligated to make revenue-share payments under the program, subject to aggregate fixed revenue-share payments of $15.8 million. The payments are based on a revenue-share rate applied to revenue from the developed-product and the corresponding hardware sales through March 2024. If the minimum revenue-share payments are not achieved by the end of that period, a true-up payment will be due. The Company had its first sale in August 2019, and as a result, the Company capitalized an intangible asset with a value of $13.2 million in the third quarter of 2019 and also recognized a liability of $13.2 million (a non-cash investing activity). The intangible asset has an estimated five-year useful life and is being amortized using the greater of the ratio of current gross revenue for the products to the total of current and anticipated future gross revenue for the products or the straight-line method. As of October 2, 2021, the liability, including accrued interest, was $13.6 million of which $4.4 million is included in accrued liabilities and $9.2 million in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2020, the liability, including accrued interest, was $13.9 million of which $2.9 million was included in accrued liabilities and $11.0 million in other long-term liabilities.
Accrued liabilities consisted of the following (in thousands):

	October 2, 2021	December 31, 2020
Compensation and related benefits	$14,261	$23,740
Warranty and retrofit	10,126	9,208
Component inventory held by suppliers	4,606	3,992
Professional and consulting fees	4,595	4,497
Taxes payable	4,482	3,476
Current portion of revenue share obligations	4,397	2,925
Customer advances or rebates	4,358	8,374
Operating leases	3,151	2,994
Freight	2,587	1,955
Product returns	1,749	1,888
Operations	1,286	950
Other	5,846	4,737
	$61,444	$68,736

Changes in the Company’s accrued warranty and retrofit liability were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Balance at beginning of period	$9,911	$7,732	$9,208	$7,294
Provision for warranty and retrofit charged to cost of revenue	769	1,716	2,974	4,341
Utilization of reserve	(554)	(892)	(2,056)	(3,079)
Balance at end of period	$10,126	$8,556	$10,126	$8,556

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
As part of the Company’s shift to a work-from-anywhere culture, many of the Company’s employees elected to work remotely on a permanent basis. In light of this change, the Company evaluated its space needs and determined that a portion of the Company’s leased office spaces in Richardson, Texas and San Jose, California would no longer be utilized. As a result, the right-of-use assets related to these leases were written down, resulting in a charge of $3.5 million during 2020. In addition, the Company wrote off assets with net book value of $0.3 million and accrued common areas maintenance fees and property taxes related to the unused office space totaling $1.4 million during 2020.
The following table summarizes restructuring activities (in thousands):

	Facilities	Severance and Related Benefits	Total
Balance as of December 31, 2020	$1,244	$132	$1,376
Cash payments	(193)	(132)	(325)
Balance as of October 2, 2021	$1,051	$—	$1,051
6. Credit Agreement
The Company has a loan and security agreement with Bank of America, N.A. (“BofA Loan Agreement”). The BofA Loan Agreement provides for a revolving facility up to a principal amount of $35.0 million, including a $10.0 million sublimit for letters of credit. The BofA Loan Agreement matures, and any outstanding amounts become due and payable, in January 2023. The BofA Loan Agreement is secured by substantially all of the Company’s assets, including its intellectual property. Loans under the credit facility bear interest at a rate per annum equal to either LIBOR (customarily defined) plus an applicable margin between 1.5% to 2.0% or Prime Rate (customarily defined) plus an applicable margin between 0.5% to 1.0% (3.75% as of October 2, 2021), in each case largely based on a fixed charge coverage ratio measured at the end of each fiscal quarter. As of October 2, 2021, the Company had no outstanding borrowings and had full availability of borrowings up to $35.0 million.

7. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of October 2, 2021 (in thousands):

Period	Future Minimum Lease Payments
Remainder of 2021	$1,005
2022	4,014
2023	4,157
2024	3,962
2025	3,453
Thereafter	175
Total future minimum lease payments	16,766
Less imputed interest	(2,099)
$14,667
As of October 2, 2021, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$3,151
Operating leases	11,516
$14,667
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $10.2 million and are included in the table above.
The weighted average discount rate for the Company’s operating leases as of October 2, 2021 was 6.5%. The weighted average remaining lease term as of October 2, 2021 was 4.1 years.
For the three and nine months ended October 2, 2021, total rent expense of the Company was $1.0 million and $3.1 million, respectively. For the three and nine months ended September 26, 2020, total rent expense of the Company was $0.9 million and $3.1 million, respectively. Cash paid within operating cash flows for operating leases was $2.9 million and $2.5 million for the nine months ended October 2, 2021 and September 26, 2020, respectively.
Purchase Commitments
The Company’s suppliers, including contract manufacturers (“CMs”) and original design manufacturers (“ODMs”), place orders for certain component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs and ODMs. The Company places purchase orders with its CMs and ODMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the finished goods inventory. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. As of October 2, 2021, the Company had approximately $184.1 million of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs, within one year.
The Company has from time to time, and subject to certain conditions, reimbursed certain suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $4.6 million and $4.0 million as of October 2, 2021 and December 31, 2020, respectively. The Company records the related charges in cost of systems revenue in its Condensed Consolidated Statements of Comprehensive Income.

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
8. Stockholders’ Equity
2019 Equity Incentive Award Plan
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, are eligible to receive awards under the 2019 Equity Incentive Award Plan (“the 2019 Plan”). The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards and dividend equivalents to eligible individuals. At the Company’s 2021 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the 2019 Plan by 3.8 million shares. As of October 2, 2021, there were 7.0 million shares available for issuance under the 2019 Plan.
Stock Options
During the three months ended October 2, 2021, no stock option awards were granted. During the nine months ended October 2, 2021, stock option awards exercisable for up to an aggregate of 0.6 million shares of common stock were granted with a grant date weighted-average exercise price of $39.38 per share. These stock option awards vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter over an additional three years.
In February 2021, performance-based stock option awards exercisable for up to an aggregate of 0.7 million shares of common stock were granted to certain Company executives with a grant date exercise price of $36.74 per share. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net income for 2021 (collectively, the “2021 Performance Targets”) during the one-year performance period. These performance-based stock option awards will vest, subject to certification by the Compensation Committee of the Company’s Board of Directors upon the achievement of the 2021 Performance Targets, as to 25% of the shares of common stock earned on the one year anniversary of the date of grant, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. If the non-GAAP net income target is achieved below 80% of target or the bookings target is achieved below 90% of target, no shares would be awarded, and the performance-based stock option awards would be forfeited in full. If both targets are achieved at the minimum threshold of 80% of target for non-GAAP net income and 90% of target for bookings, then the shares are awarded at 50% of the granted shares, with an increasing percentage of shares awarded above the minimum thresholds up to 100% of the granted shares if both targets are achieved at 100% or more of target. The probability of meeting the performance conditions related to these performance-based stock option awards was assessed to be probable as of October 2, 2021, and stock-based compensation expense of $1.9 million was recognized for the three months ended October 2, 2021. For the nine months ended October 2, 2021, stock-based compensation expense of $4.8 million was recognized.
During the three months ended October 2, 2021, 0.4 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $6.98 per share. During the nine months ended October 2, 2021, 1.0 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $8.20 per share. As of October 2, 2021, unrecognized stock-based compensation expense of $27.6 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.2 years.
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
The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. At the

Company’s 2021 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the ESPP by 1.3 million shares, which will go into effect for the six-month purchase period commencing August 15, 2021 and ending on February 14, 2022. The total shares authorized for issuance under the ESPP increased from 9.8 million shares to 11.1 million shares. As of October 2, 2021, there were 3.6 million shares available for issuance under the ESPP. During the nine months ended October 2, 2021, 0.3 million shares were purchased under the ESPP. As of October 2, 2021, unrecognized stock-based compensation expense of $1.1 million related to the ESPP is expected to be recognized over a remaining service period of 0.4 years.
The NQ ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their eligible compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The NQ ESPP provides two six-month offering periods from November 15th through May 14th and May 15th through November 14th of each year. At the Company’s 2021 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the NQ ESPP by 0.8 million shares. The maximum number of shares of common stock currently authorized for issuance under the NQ ESPP is 5.5 million shares, with a maximum of 0.5 million shares allocated per purchase period. As of October 2, 2021, there were 2.9 million shares available for issuance under the NQ ESPP, including the stockholder-approved 0.8 million share increase. During the nine months ended October 2, 2021, 0.2 million shares were purchased and issued. As of October 2, 2021, unrecognized stock-based compensation expense of $4.8 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 0.9 year.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Cost of revenue:
Products	$211	$159	$559	$392
Services	177	103	483	308
Sales and marketing	1,791	1,035	4,961	2,994
Research and development	1,803	1,237	5,031	3,344
General and administrative	2,679	1,040	7,021	2,762
	$6,661	$3,574	$18,055	$9,800
9. Revenue from Contracts with Customers
The Company derives revenue from contracts with customers primarily from the following and categorizes its revenue as follows:
•Systems include revenue from the sale of access and premises systems, software platform licenses and cloud-based software subscriptions; and
•Services include revenue from customer support, software- and cloud-based maintenance, extended warranty subscriptions, professional services, training and managed services.
The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
United States	$136,312	$129,205	$414,246	$326,063
Americas ex U.S.	11,800	7,032	37,660	18,969
Europe	19,443	9,183	32,701	15,414
Middle East & Africa	3,905	4,537	16,165	9,171
Asia Pacific	771	551	2,203	1,596
	$172,231	$150,508	$502,975	$371,213

Contract Asset
The primary contract asset is revenue recognized on professional services contracts where the services are transferred to the customer over time, which has yet to be billed, and is classified within accounts receivable. Amounts are billed in accordance with the agreed-upon contractual terms. The balance as of December 31, 2020 was $2.3 million of which $0.3 million remained in the Company’s Condensed Consolidated Balance Sheet as of October 2, 2021. The closing balance as of October 2, 2021 was $1.2 million of which the Company expects to bill 55% of the balance during the remainder of 2020. The decrease in the contract asset was driven by billings for past services and a reduction in expected cash collections on ongoing projects partially offset by additional unbilled work performed during the three months ended October 2, 2021.
Contract Liability
Deferred revenue consisted of the following (in thousands):

	October 2, 2021	December 31, 2020
Current:
Products and services	$19,465	$14,651
Extended warranty	4,752	4,538
	24,217	19,189
Long-term:
Products and services	2,639	1,879
Extended warranty	18,929	18,025
	21,568	19,904
	$45,785	$39,093

The increase in the deferred revenue balance for the three and nine months ended October 2, 2021 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations offset by $8.6 million and $17.1 million of revenue recognized that was included in the deferred revenue balance at the beginning of each period, respectively.
Revenue allocated to remaining performance obligations represents contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This amount was $105.0 million as of October 2, 2021, and the Company expects to recognize 34% of such revenue over the next 12 months and the remainder thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of October 2, 2021, the unamortized balance of deferred commissions was $4.0 million. For the three and nine months ended October 2, 2021, the amount of amortization was $0.4 million and $0.7 million, respectively. There was no impairment loss in relation to the costs capitalized.
Concentration of Customer Risk
One customer, our only greater-than-10%-of-revenue customer, represented 10% of the Company’s total revenue for the three months ended October 2, 2021. No customer accounted for more than 10% of the Company’s total revenue for the nine months ended October 2, 2021. Another customer, Lumen Technologies, Inc. (formerly CenturyLink, Inc.), our only greater-than-10%-of-revenue customer, represented 12% and 14% of total revenue for three and nine months ended September 26, 2020, respectively.
No customer represented more than 10% of the Company’s accounts receivable as of October 2, 2021 or December 31, 2020.

10. Income Taxes
The following table presents income taxes and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Income taxes	$(159,982)	$149	$(159,625)	$626
Effective tax rate	(917.2)%	0.7%	(271.1)%	6.3%
The Company’s income taxes for the nine months ended October 2, 2021 and September 26, 2020 was determined using an estimated effective tax rate adjusted for discrete items that occurred during the respective periods. The income tax benefit for the nine months ended October 2, 2021 was primarily due to the release of the valuation allowance on certain U.S. federal and state deferred tax assets and, to a lesser degree, benefits related to stock-based compensation and income taxes related to various states and profitable subsidiaries. For the nine months ended September 26, 2020, the tax expense was primarily related to the foreign tax provision.
The Company has net deferred tax assets that have arisen primarily as a result of temporary differences, net operating loss carryforwards and tax credits. The Company’s ability to realize a deferred tax asset is based on its ability to generate sufficient future taxable income within the applicable carryforward period and subject to any applicable limitations.
A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized. At each reporting period, the Company assesses the estimated future realizability of the gross carrying value of its deferred tax assets. The Company’s periodic assessments take into consideration both positive evidence (future profitability projections for example and recent financial performance) and negative evidence (historical financial performance for example) as it relates to evaluating the future recoverability of its deferred tax assets. During the third quarter of 2021, the Company recognized an income tax benefit of $162.0 million offset by current income taxes, based on management’s reassessment of the amount of its U.S. federal and other state deferred tax assets that are more likely than not to be realized, primarily as a result of actual and projected increases in U.S. profitability in the current and future periods. In performing its analysis, the Company used the most updated plans and estimates that it currently uses to manage the underlying business and calculated the ability to utilize its deferred tax assets. The Company continues to maintain a valuation allowance of $28.7 million on certain U.S. federal and state deferred tax assets that the Company believes are not more likely than not to be realized in future periods.
The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which its deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates, or if the Company decides to adjust these estimates in the future periods, further adjustments to its valuation allowance may be recorded, which could materially impact the Company’s financial position and net income in the period of the adjustment.
As of September 26, 2020, the total expense was primarily related to foreign activity. In 2020, based on a review of the positive and negative evidence, management concluded that the deferred tax assets were not more likely to be realized which resulted in an immaterial domestic provision as the deferred tax assets were fully offset with the valuation allowance.
The Company’s income taxes may be subject to fluctuation during the year and in future years as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate including factors as actual results differing from its estimates of pre-tax earnings in the various jurisdictions in which the Company operates, which could impact the recognition of its deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

11. Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Numerator:
Net income	$177,424	$20,538	$218,497	$9,382
Denominator:
Weighted-average common shares outstanding used to compute basic net income per share	63,588	60,307	63,057	58,053
Effect of dilutive common stock equivalents	4,319	3,142	4,480	2,278
Weighted-average common shares outstanding used to compute diluted net income per share	67,907	63,449	67,537	60,331
Net income per common share:
Basic net income per common share	$2.79	$0.34	$3.47	$0.16
Diluted net income per common share	$2.61	$0.32	$3.24	$0.16
Potentially dilutive shares, weighted average	1,224	169	908	579
Potentially dilutive shares have been excluded from the computation of diluted net income per common share when their effect is antidilutive. These antidilutive shares were from stock options.

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
Overview
We are the leading global provider of cloud and software platforms, systems and services that focus on the access network, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. These cloud and software platforms enable broadband service providers, or BSPs, of all types and sizes to innovate and transform their businesses. Our BSP customers are empowered to utilize real-time data and insights from Calix platforms to simplify their businesses and deliver experiences that excite their subscribers. These insights enable BSPs to grow their brand through increased subscriber acquisition, loyalty and revenue and to reduce their operating costs, thereby increasing the value of their businesses and contributions to their communities.
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
Revenue fluctuations result from many factors, including, but not limited to: increases or decreases in customer orders for our products and services, market, financial or other factors that may delay or materially impact customer purchasing decisions, non-availability of products due to supply chain challenges, including component and labor shortages and increasing lead times as well as disruptions as a result of the COVID-19 pandemic, contractual terms with customers that result in delayed revenue recognition and varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first quarter as they are finalizing their annual budgets, and in certain regions, customers are challenged by winter weather conditions that inhibit fiber deployment in outside infrastructure. Our revenue is also dependent upon our customers’ timing of purchases, capital expenditure plans and decisions to upgrade their network or adopt new technologies, including adoption of our software and cloud platform solutions, as well as our ability to grow our customer base.
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that impacted our cost of revenue for the three and nine months ended October 2, 2021, and that we expect will impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, including higher costs due to materials shortages including components, supply constraints or unfavorable changes in trade policies, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty and incurrence of retrofit costs, amortization of intangibles, asset write-offs, support fees for silicon-related development work for our products and inventory write-downs. Given the ongoing supply chain disruptions related to component shortages, longer lead times as a result of increased global demand for certain components and disruptions and related to the COVID-19 pandemic, we see continued product supply delays and related challenges, which we expect to persist in the foreseeable future. Similarly, challenges in supply chain logistics have persisted due to greater global demand for transport services as well as labor shortages and resulted in increases in our global freight charges as we have elected to ship by air in order to meet delivery commitments to our customers and as air freight rates have increased from prior year levels. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
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
During the third quarter of 2021, we recognized a discrete tax benefit of $162.0 million based on our reassessment of the amount of our U.S. federal and state deferred tax assets that are more likely than not to be realized, primarily as a result of actual and projected increases in U.S. profitability in the current and future periods.
Further, as a result of factors contributing to the fluctuations described above among other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
COVID-19 Pandemic
We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, particularly as variants of the coronavirus continue to spread around the world. In March 2020, we instituted office closures, travel restrictions and a work-from-anywhere policy for substantially all our employees due to shelter-in-place mandates. In July 2021, we reopened our U.S. offices to fully-vaccinated employees, who choose to work in the office, and visitors as well as lifted certain travel restrictions. The spread of COVID-19 has had a prolonged impact on our supply chain operations due to restrictions, reduced capacity and limited availability from suppliers on whom we rely for sourcing components and materials and from third-party partners on whom we rely for manufacturing, warehousing and logistics services. Although demand for our products has been strong in the short-term as subscribers seek more bandwidth and better Wi-Fi, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy, which could in turn impact our revenue and results of operations. Furthermore, our supply chain continues to face constraints primarily due to challenges in sourcing components and materials and managing global logistics and transport services for our products due to shortages and delays. The prolonged impact of COVID-19 could exacerbate these constraints or cause further supply chain disruptions.
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
During the third quarter of 2021, we recognized an income tax benefit of $162.0 million offset by current income taxes, based on our reassessment of the amount of our U.S. federal and other state deferred tax assets that are more likely than not to be realized, primarily as a result of actual and projected increases in U.S. profitability in the current and future periods. As a result, we determined that the following policy is a critical accounting policy and estimate:

Income Taxes
We evaluate our tax positions and estimate our current tax exposure along with assessing temporary differences that result from different book to tax treatment of items not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities on our Consolidated Balance Sheets, which are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our Consolidated Statements of Comprehensive Income become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.
We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Prior to the third quarter of 2021, we maintained a 100% valuation allowance against all deferred tax assets, because there was insufficient positive evidence to overcome the existing negative evidence, primarily consisting of several years of consecutive reported pre-tax losses, such that it was not more likely than not that the deferred tax assets were realizable. In the third quarter of 2021, we had reported positive operating performance for five consecutive quarters and continued to maintain a cumulative three-year pre-tax profit. In addition, we expect continued positive operating performance into the foreseeable future to allow for utilization of all operating loss and substantially all tax credit carryforwards prior to their expiration. After considering these factors, we determined that the positive evidence overcame any negative evidence and concluded that it was more likely than not that a substantial portion of our U.S. federal and certain other state deferred tax assets were realizable. We currently maintain a valuation allowance of $28.7 million for certain U.S. federal and California state deferred tax assets.
Other than the change above, there have been no significant changes in our critical accounting policies and estimates for the nine months ended October 2, 2021.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the nine months ended October 2, 2021 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2020 that are significant or potentially significant to us.
Results of Operations
Comparison of the Three and Nine Months Ended October 2, 2021 and September 26, 2020
Revenue
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Variance in Dollars	Variance in Percent	October 2, 2021	September 26, 2020	Variance in Dollars	Variance in Percent
Revenue:
Systems	$163,076	$142,294	$20,782	15%	$475,931	$347,644	$128,287	37%
Services	9,155	8,214	941	11%	27,044	23,569	3,475	15%
	$172,231	$150,508	$21,723	14%	$502,975	$371,213	$131,762	35%

Percent of total revenue:
Systems	95%	95%			95%	94%
Services	5%	5%			5%	6%
	100%	100%			100%	100%
Our revenue increased by $21.7 million and $131.8 million for the three and nine months ended October 2, 2021, respectively, as compared to the corresponding periods in 2020 mostly due to higher systems revenue of $20.8 million and $128.3 million, as compared to the corresponding periods in 2020. Services revenue increased by $0.9 million and $3.5 million compared to the corresponding periods in 2020. The increase in systems revenue was primarily due to higher revenue from our small, regional customers and, to a lesser extent, our medium-sized customers, as service providers adopt our All Platform offerings and seek to provide a better Wi-Fi experience, partially offset by a decrease in revenue to large customers. The increase in services revenue was due to the continued ramp in our service offerings aligned with cloud and software products for our customers.
For the three and nine months ended October 2, 2021, revenue generated in the United States was $136.3 million and $414.2 million, or 79% and 82% of our total revenue, respectively, compared to $129.2 million and $326.1 million, or 86% and 88% of our total revenue, respectively, for the same periods in 2020. International revenue was $35.9 million and $88.7 million, or 21% and 18% of our total revenue, respectively, for the three and nine months ended October 2, 2021, as compared to $21.3 million and $45.2 million, or 14% and 12% of our total revenue, respectively, for the same periods in 2020.
One customer represented 10% of our total revenue for the three months ended October 2, 2021. No customer accounted for more than 10% of our total revenue for the nine months ended October 2, 2021. Another customer, Lumen Technologies, Inc. (formerly CenturyLink, Inc.), accounted for more than 10% of our total revenue, representing 12% and 14% of our total revenue for the three and nine months ended September 26, 2020, respectively.
Cost of Revenue, Gross Profit and Gross Margin
The following table sets forth our cost of revenue (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Variance in Dollars	Variance in Percent	October 2, 2021	September 26, 2020	Variance in Dollars	Variance in Percent
Cost of revenue:
Systems	$76,339	$68,889	$7,450	11%	$218,675	$176,318	$42,357	24%
Services	6,399	5,644	755	13%	18,946	16,891	2,055	12%
	$82,738	$74,533	$8,205	11%	$237,621	$193,209	$44,412	23%
Our cost of revenue increased by $8.2 million and $44.4 million for the three and nine months ended October 2, 2021, respectively, as compared with the corresponding periods in 2020. The $7.5 million and $42.4 million increases in our systems cost of revenue were less than the percentage increase in revenue compared with the corresponding periods in 2020. This was due to continued growth in our All Platform offerings along with favorable customer and product mix, the increasing spread between fixed costs in relation to revenue growth and a refund for previously paid U.S. import tariffs due to the subsequent export of tariffed products. This was partially offset by increased costs due to higher prices for transportation and components due to shortages. The increase in services cost of revenue for the three and nine months ended October 2, 2021 compared with the corresponding periods in 2020 was mainly due to increased personnel costs as we made further investments in our customer success organization.
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Variance in Dollars	Variance in Percent	October 2, 2021	September 26, 2020	Variance in Dollars	Variance in Percent
Gross profit:
Systems	$86,737	$73,405	$13,332	18%	$257,256	$171,326	$85,930	50%
Services	2,756	2,570	186	7%	8,098	6,678	1,420	21%
	$89,493	$75,975	$13,518	18%	$265,354	$178,004	$87,350	49%
Gross margin:
Systems	53.2%	51.6%			54.1%	49.3%
Services	30.1%	31.3%			29.9%	28.3%
Overall	52.0%	50.5%			52.8%	48.0%
Gross profit increased to $89.5 million and $265.4 million for the three and nine months ended October 2, 2021, respectively, from $76.0 million and $178.0 million during the corresponding periods in 2020 due to higher gross margin for both systems and services. The increase in systems gross margin for the three and nine months ended October 2, 2021 compared to the corresponding periods in 2020 was mainly due to continued growth in our All Platform offerings along with favorable product and customer mix as well as a credit for previously paid tariffs due to product re-export. This was partially offset by increased costs due to higher prices for transportation and components due to shortages. Services gross margin increased for the three and nine months ended October 2, 2021 compared to the corresponding periods in 2020 as our service revenue mix shifted away from low gross margin deployment services to higher gross margin services aligned with our platform offerings.

Operating Expenses
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Variance in Dollars	Variance in Percent	October 2, 2021	September 26, 2020	Variance in Dollars	Variance in Percent
Sales and marketing expenses	$31,144	$23,079	$8,065	35%	$88,905	$65,046	$23,859	37%
Percent of total revenue	18%	15%			18%	18%
Sales and marketing expenses for the three months ended October 2, 2021 increased by $8.1 million compared with the corresponding period in 2020 primarily due to increases in personnel expenses of $4.3 million, mainly related to investments in sales headcount and higher sales incentive compensation, marketing expenses of $0.9 million, travel expenses of $0.8 million, stock-based compensation of $0.8 million and outside services expenses of $0.4 million.
Sales and marketing expenses for the nine months ended October 2, 2021 increased by $23.9 million compared with the corresponding period in 2020 primarily due to increases in personnel expenses of $16.2 million, mainly related to investments in sales headcount and higher sales incentive compensation, marketing expenses of $2.7 million, stock-based compensation of $2.0 million, software costs of $1.4 million and outside services expenses of $1.3 million.
We expect to increase our investments in sales and marketing as a percentage of revenue in order to extend our market reach and grow our business in support of our key strategic initiatives.
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Variance in Dollars	Variance in Percent	October 2, 2021	September 26, 2020	Variance in Dollars	Variance in Percent
Research and development expenses	$25,727	$20,378	$5,349	26%	$75,807	$61,970	$13,837	22%
Percent of total revenue	15%	14%			15%	17%
Percentage of systems gross profit	30%	28%			29%	36%
Research and development expenses for the three months ended October 2, 2021 increased by $5.3 million as compared with the corresponding period in 2020 mainly due to increases in outside services expenses of $2.3 million, personnel expenses of $1.8 million, stock-based compensation of $0.6 million and depreciation and amortization of $0.3 million.
Research and development expenses for the nine months ended October 2, 2021 increased by $13.8 million as compared with the corresponding period in 2020 mainly due to increases in outside services expenses of $7.1 million, personnel expenses of $5.3 million, stock-based compensation of $1.7 million and depreciation and amortization of $1.0 million. These increases were partially offset by lower facilities expenses of $1.4 million.
We expect to slightly increase our investments in research and development as a percentage of systems gross profit to expand the functionality and capabilities of our platforms.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Variance in Dollars	Variance in Percent	October 2, 2021	September 26, 2020	Variance in Dollars	Variance in Percent
General and administrative expenses	$14,631	$10,768	$3,863	36%	$41,320	$32,630	$8,690	27%
Percent of total revenue	8%	7%			8%	9%

General and administrative expenses for the three months ended October 2, 2021 increased by $3.9 million as compared with the corresponding period in 2020 mainly due to increases in stock-based compensation of $1.6 million, personnel expenses of $1.1 million and outside services of $0.9 million.
General and administrative expenses for the nine months ended October 2, 2021 increased by $8.7 million as compared with the corresponding period in 2020 mainly due to increases in stock-based compensation of $4.3 million, personnel expenses of $2.4 million, unallocated-facilities expenses of $1.8 million and outside services expenses of $1.0 million. Beginning in the third quarter of 2020, we changed our facility allocation to align with our work-from-anywhere initiative, and consequently, most of our facilities expenses are retained in general and administrative expenses. These increases were partially offset by a decrease in our bad debt expense of $1.2 million.
We expect our general and administrative expenses to decline as a percentage of revenue over time as revenue continues to grow.
Restructuring Charges
Responding to changes and trends caused by the COVID-19 pandemic, we initiated a restructuring plan in June 2020 to accelerate our All Platform future and to align with a work-from-anywhere culture. We incurred restructuring charges of $6.3 million, consisting of facilities-related charges and severance and other termination related benefits, for the nine months ended September 26, 2020. See Note 5, “Balance Sheet Details” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	Variance in Dollars	Variance in Percent	October 2, 2021	September 26, 2020	Variance in Dollars	Variance in Percent
Income taxes	$(159,982)	$149	$(160,131)	(107,470)%	$(159,625)	$626	$(160,251)	(25,599)%
Effective tax rate	(917.2)%	0.7%			(271.1)%	6.3%
During the third quarter of 2021, we recognized an income tax benefit of $162.0 million offset by current income taxes, based on our reassessment of the amount of our U.S. federal and other state deferred tax assets that are more likely than not to be realized, primarily as a result of actual and projected increases in U.S. profitability in the current and future periods. In performing our analysis, we used the most updated plans and estimates that we currently use to manage the underlying business and calculated the ability to utilize our deferred tax assets. We continue to maintain a valuation allowance of $28.7 million on certain U.S. federal and California state deferred tax assets that we believe are not more likely than not to be realized in future periods.
As of September 26, 2020, the total expense was primarily related to foreign activity. In 2020, based on a review of the positive and negative evidence, we concluded that the deferred tax assets were not more likely than not to be realized, which resulted in an immaterial domestic provision as the deferred tax assets were fully offset with the valuation allowance.
Our income taxes may be subject to fluctuation during the year and in future years as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as actual results differing from our estimates of pre-tax earnings in the various jurisdictions in which we operate, which could impact the recognition of our deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions and changes in or the interpretation of tax laws in jurisdictions where we conduct business.
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through sales of our common stock, including an underwritten public offering in August 2020, cash flow generated from operations and various borrowing arrangements. As of October 2, 2021, we had cash, cash equivalents and marketable securities of $188.7 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government agency securities and commercial paper.
Operating Activities
Net cash provided by operating activities was $44.2 million for the nine months ended October 2, 2021 and consisted of net income of $218.5 million partially offset by non-cash charges of $132.6 million and cash flow decreases of $41.7 million reflected in the net change in assets and liabilities. Non-cash charges consisted of the reversal of the valuation allowance on certain deferred tax assets of $162.0 million offset by stock-based compensation of $18.1 million and depreciation and amortization of $11.4 million.
Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in inventory of $22.9 million to support revenue growth and to mitigate supply chain shortages and disruptions and an increase in accounts receivable of $22.5 million, due to product shipment timing. In addition, there was an increase in prepaid expenses and other assets of $9.8 million mainly due to advance payments to our supply chain partners for deposits, expedite fees and component surcharges, capitalized sales commissions and deposits for our ConneXions conference, and a decrease in total accrued liabilities of $11.6 million, mainly related to incentive compensation payouts, rebate redemptions and a reduction of customer advance payments. These changes were partially offset by an increase in accounts payable of $18.3 million due to increased inventory purchases and an increase in deferred revenue of $6.7 million due to Calix Cloud subscriptions, support contracts and extended warranties.
During the nine months ended September 26, 2020, net cash provided by operating activities was $20.9 million for the nine months ended September 26, 2020 and consisted of $23.9 million of non-cash charges and net income of $9.4 million. This was partially offset by $12.3 million of cash flow decreases reflected in the net change in assets and liabilities. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in accounts receivable of $22.6 million due to product shipment timing. In addition, there was increase in inventory of $1.5 million to support higher revenue. These changes were partially offset by an increase in accounts payable of $5.6 million due to increased inventory purchases, an increase in accrued liabilities of $3.8 million, mainly due to an increase in our liability for components at certain suppliers, and a decrease in prepaid expenses and other assets of $3.7 million, due to amortization of the right-of-use asset.
Investing Activity
For the nine months ended October 2, 2021, cash used in investing activities of $82.8 million consisted of net purchases of marketable securities of $75.5 million and capital expenditures of $7.3 million, consisting primarily of purchases of test equipment and computer equipment.
For the nine months ended September 26, 2020, we invested in purchasing marketable securities of $40.0 million and capital expenditures of $5.6 million, consisting primarily of purchases of test equipment and computer equipment.
Financing Activities
Net cash provided by financing activities of $18.0 million for the nine months ended October 2, 2021 primarily consisted of proceeds from the issuance of common stock related to our equity plans.
Net cash provided by financing activities of $41.5 million for the nine months ended September 26, 2020 mainly consisted of proceeds from our common stock offering of $60.1 million and proceeds from the issuance of common stock related to our equity plans of $14.1 million. These inflows were partially offset by the re-payment of our line of credit of $30.0 million, payments related to financing arrangements of $2.3 million and payments to originate the credit line of $0.3 million.
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
The BofA Loan Agreement provides for a revolving facility up to a principal amount of up to $35.0 million, including a $10.0 million sublimit for letters of credit. The BofA Loan Agreement matures, and all outstanding amounts become due and payable, in January 2023. The BofA Loan Agreement is secured by substantially all of our assets, including our intellectual property. Loans under the credit facility bear interest at a rate per annum equal to either LIBOR (customarily defined) plus an applicable margin between 1.5% to 2.0% or Prime Rate (customarily defined) plus an applicable margin between 0.5% to 1.0% (3.75% as of October 2, 2021), in each case largely based on a fixed charge coverage ratio measured at the end of each fiscal quarter. As of October 2, 2021, we had no outstanding borrowings and had full availability of $35.0 million.
In March 2018, and as amended in December 2020, we entered into an agreement with a vendor to develop a certain software product and related enhancements pursuant to which we are obligated to make revenue-share payments under the program, subject to aggregate fixed revenue-share payments of $15.8 million. The payments are based on a revenue-share rate applied to revenue from the developed product and the corresponding hardware sales through March 2024. If the aggregate revenue-share payments are not achieved by the end of that period, a true-up payment will be due.

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

Contractual Obligations and Commitments
Our principal commitments as of October 2, 2021 consisted of our contractual obligations under non-cancelable outstanding purchase obligations, operating lease obligations for office space and a revenue share obligation. The following table summarizes our contractual obligations as of October 2, 2021 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$221,017	$195,876	$17,545	$7,596	$—
Operating lease obligations (2)	16,767	4,007	8,207	4,515	38
Revenue share obligation (3)	14,649	3,120	11,529	—	—
	$252,433	$203,003	$37,281	$12,111	$38

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
(3) Represents remaining payments related to a revenue-share obligation, including imputed interest associated with developed software product and related enhancements, by an engineering service provider. The schedule reflects our expected revenue-share and true-up payments based on our revenue projections for the developed products over a sales period through March 2024. If the minimum revenue-share payments are not achieved by the end of that period, a true-up payment will be due. See Note 5 “Balance Sheet Details” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our outstanding liability.
Off-Balance Sheet Arrangements
As of October 2, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of October 2, 2021, we had cash, cash equivalents and marketable securities of $188.7 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.
Our exposure to interest rate risk also relates to the amount of interest we must pay on our borrowings under our Loan Agreement with BofA. Borrowings under the BofA Loan Agreement will bear interest through maturity at a variable annual rate based upon an annual rate of either a prime rate or a LIBOR rate, plus an applicable margin between 0.5% to 1.0% for prime rate advances and between 1.5% and 2.0% for LIBOR advances based on our fixed charge coverage ratio. As of October 2, 2021, we had no outstanding borrowings under the BofA Loan Agreement.

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
Translation Exposure
Our sales contracts are primarily denominated in USD and, therefore, the majority of our revenue is not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities with our subsidiaries in China, India and the United Kingdom, whose functional currencies are Chinese Renminbi, or RMB, Indian Rupee, or INR, and British Pounds Sterling, or GBP.
Our operating expenses are incurred primarily in the United States, in China associated with our research and development operations that are maintained there, in India for our new center of excellence and in the United Kingdom for our international sales and marketing activities. Our operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. The percentages of our operating expenses denominated in the following currencies for the indicated periods were as follows:

	Nine Months Ended
	October 2, 2021	September 26, 2020
USD	92%	93%
RMB	6%	5%
GBP	2%	2%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to INR, GBP and RMB, our operating expenses for the first nine months of 2021 would have decreased or increased by approximately $1.6 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended October 2, 2021 was a net translation loss of $15,000. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss.
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Condensed Consolidated Statements of Comprehensive Income. During the nine months ended October 2, 2021, the net gain we recognized related to these foreign exchange assets and liabilities was approximately $0.1 million.

ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of October 2, 2021, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
We have material dependencies on third-party vendors for our global supply chain operations, including for services to design, source components and materials, manufacture, transport and deliver our products, which heighten the complexity of our global supply chain operations. If any of these third-party vendors stop providing their services, for any reason, we would have to obtain similar services from alternative sources, which may not be available on commercially reasonable terms, if at all. We also have limited control over disruptions that may occur at the facilities of these third-party partners, such as supply interruptions, labor shortages, strikes, shipping backlogs at ports and similar disruptions to transportation infrastructure, design and manufacturing failures, quality control issues, systems failures or even facility closures arising from the COVID-19 pandemic or natural disasters. In addition, switching development firms or manufacturers could delay the manufacture and availability of products and/or require us to re-qualify our products with our customers, which would be costly and time-consuming. Any interruption in the development, supply or distribution of our products would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher costs, which would negatively impact our gross margin and operating results and harm our business.
Particular risks associated with management of our global supply chain operations include the following:
•Manufacturing constraints and disruptions. We do not have internal manufacturing capabilities and rely solely on a small number of manufacturing partners to manufacture and supply our products. Our business operations and ability to supply our products are highly dependent upon our ability to secure adequate third-party manufacturing capabilities and capacity and to effectively manage our manufacturing partners to meet our business needs. Our dependency solely on third-party manufacturers makes us vulnerable to possible supply and capacity constraints and reduces our control over manufacturing disruptions due to component availability, delivery schedules, quality, manufacturing yields and costs. If these manufacturing disruptions and constraints are prolonged, or if these manufacturing partners do not have adequate capabilities or business continuity plans to fulfill their obligations to us, our business could be disrupted. Furthermore, we expect to face increasing competition for manufacturing capacity and resources as other companies seek to transition manufacturing operations out of China due to uncertainties around tariffs, trade disputes or other factors. If we are unable to effectively manage our vendors or if we fail to invest adequate resources to manage our supply chain operations, our ability to meet customer orders and generate revenue may be negatively impacted. A substantial portion of our manufacturing is done at facilities outside of the U.S., largely in Asia, which presents increased supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls. Our international manufacturing also creates risks and uncertainties associated with regulatory changes or government actions such as local business requirements, trade restrictions and tariffs, economic sanctions or related legislation, which may complicate our export and import activities, be disruptive to the operations of our manufacturers and logistics partners or result in higher costs and variability of supply. Manufacturing in Asia further heightens our risk of meeting customer delivery requirements as we rely upon our logistics partners to transport and import significant volumes of products to the U.S. where we generate a substantial majority of our revenue. These supply chain challenges are further exacerbated by shipping backlogs at ports and similar disruptions to transportation infrastructure due to an increasing surge in global demand for goods.
•Extended lead times; component and materials shortages; global logistics challenges. We source components and materials to manufacture our products from a limited number of suppliers, resulting in our product supply being subject to such suppliers’ lead times, volume constraints and increasing costs. We have experienced and may continue to experience extended lead times and product unavailability due to factory disruptions or closures as well as delays and unanticipated costs associated with the supply of our products, including expedite fees and air freight charges to mitigate delays in product supply, particularly in light of the COVID-19 pandemic. We also expect continued shortages and/or delay of critical components and related services as a result of growing demand in the industry or other sectors. For example, increases in computing needs, Internet-of-Things devices, wireless products, automotive electronics and artificial intelligence all drive increased demand for certain components, such as chipsets and memory products, which have resulted and may continue to result in lower availability, longer lead times, increased prices for such components and increasing competition for logistics services. For example, substantially all our silicon suppliers have extended their lead times to 52 weeks and increased prices. Our supply chain operations span several geographies globally, and we are heavily dependent upon third party logistics and transportation services to deliver our products to customers. We have experienced and expect to continue to experience increased competition for and disruptions in logistics and transportation services due to transportation backlogs and labor shortages, which have resulted in longer lead times, increased prices and surcharges and increased investments in resources and higher overall costs to manage our supply chain logistics. Extended lead times and shortages could impair our ability to meet our customer requirements, require us to pay higher prices or incur expedite fees, which would harm our business and negatively impact our gross margin and results of operations.
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
Since late 2019, the COVID-19 pandemic has severely impacted the global economy, disrupting financial markets, global manufacturing activities, customer purchasing patterns and general business operations, resulting in business closures, significant unemployment rates and substantial and prolonged government restrictions on business, travel and personal activities. These measures have disrupted our global supply chain activities and significantly limited our business travel, customer engagements and normal business activities, all of which heighten our business and operational risks. With the increased availability of vaccines in the U.S., we recently reopened our offices for fully-vaccinated employees who choose to work at the office and resumed business travel with safety precautions as we continue to monitor evolving pandemic regulations and focus on the safety, well-being and productivity of our workforce. Recently, the Biden administration announced a proposed regulation requiring all U.S. private businesses with 100 or more employees to ensure that their employees are fully vaccinated or require unvaccinated workers to undergo weekly COVID-19 testing. We cannot predict the continued impact of the pandemic, including the impact of the proposed U.S. vaccine mandate, and the degree to which our business and results of operations may be affected, particularly given the extended duration of the pandemic and lack of global vaccine availability and adoption. There continue to be outbreaks, and variants that are more highly transmissible and/or that cause more severe disease may continue to emerge. There are no assurances that the global economy will recover quickly or at all, or that impacted areas will be able to adequately contain COVID-19 infections.
In particular, the pandemic and related restrictions continue to adversely impact our global supply chain operations with materially longer lead times, increased competition for limited supplies, shortages of key components and materials and disruptions in operations, including office and factory closures at our third-party manufacturers, logistics partners and suppliers. If the pandemic and related restrictive measures continue for a prolonged period, we may experience a sustained shortage of components and materials, which may have a material negative impact on our ability to supply products to meet customer requirements and could materially adversely affect our business and results of operations. Business closures, infection outbreaks, travel restrictions and other impacts of the COVID-19 pandemic have also adversely affected economies, financial markets and the financial viability and liquidity of businesses in the U.S. and internationally, heightening our collections risk. Our customers’ purchasing decisions may be impacted by the pandemic, which could in turn impact our sales and results of operations. Although demand for our products has been strong in the short-term as subscribers seek more bandwidth and better Wi-Fi, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy. For example, BSPs may choose not to invest at this time in our new platforms or delay infrastructure improvements due to the uncertainty in the global economy. The prolonged disruptions to our business and operations and other adverse impacts of the COVID-19 pandemic or further disruptions we may experience in the future could have a material adverse effect on our business, results of operations and financial condition.
Security breaches and data loss may expose us to liability, harm our reputation and adversely affect our business.
As part of our business operations, we collect, store, process, use and/or disclose sensitive data relating to our business, including in connection with the provision of our cloud services and in our information systems and data centers (including third-party data centers). We also engage third-party providers to support various internal functions, such as human resources, finance, information technology and electronic communications, as well as the development and delivery of our products and cloud services, which includes collecting, handling, processing and/or storage of data on our behalf. These internal and external functions involve an array of software, systems and technologies (including cloud-based), which enable us to conduct, monitor and/or protect our business, operations, systems and IT assets. In addition, we host our customers’ subscriber data in third-party data centers in the course of providing our products and cloud-based platform solutions and services to our customers. While we and our third-party providers apply multiple layers of security to control access to data and use encryption and authentication technologies to secure data from unauthorized access, use, alteration and disclosure, these security measures may be compromised. Malicious hackers may attempt to gain access to our network or data centers; steal proprietary or personal information related to our business, products, employees and customers; hold data ransom; or otherwise interrupt our systems and services or those of our supply chain partners, vendors, customers or others. In particular, there have been increasing instances of high-profile cybersecurity attacks and security breaches, including sophisticated supply chain attacks, and as we and our third-party providers continue to increase our reliance on virtual environments and communications systems, cloud-based solutions and other technologies to support our work-from-anywhere culture and overall business needs, our exposure to third-party vulnerabilities and security risks similarly increase. Although we monitor our networks and continue to enhance our security protections, particularly as we transitioned to a work-from-anywhere workforce, hackers are increasingly more sophisticated and aggressive, and our efforts may be inadequate to prevent all incidents of data breach or theft due, for example, to the increased use by attackers of tools and techniques that are specifically designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
We and certain of our third-party providers have, from time to time, been subject to cyberattacks and security incidents. The theft, loss or misuse of proprietary or personal data collected, stored or processed by us or our service providers to run our business could result in significant security and remediation costs, regulatory fines and penalties, and/or costs related to defending legal claims. Even if we and our third-party providers allocate, implement and manage resources to maintain reasonable security and data protection measures, we could be subjected to data loss, unauthorized data disclosure or a compromise or breach of our systems, products or those of our third-party data centers that materially impact our operations and financial results. As we continue to grow our cloud-based platforms and services portfolio and increase reliance on third-party development partners and third-party software and cloud-based solutions, risks arising from or related to security breaches or data loss are likely to increase. Any loss of data or compromise of our systems, including our product platforms that collect and process personal data, or third-party data centers upon which our product platforms rely, could result in loss of confidence in the security of our offerings and loss of customer goodwill, damage our reputation, cause the loss of current or potential customers or partners, lead to legal and regulatory liability given the accelerated development of strict privacy and data security laws around the world, and adversely affect our business, financial condition, operating results and cash flows. Although we maintain insurance coverage that may apply to various cybersecurity risks and liabilities, there can be no guarantee that any or all costs or losses incurred will be partially or fully insured.
We are subject to business and operational risks associated with our international operations that could harm our business.
We are subject to business and operational risks associated with our international operations, which include our global supply chain operations, our international offices located in Nanjing, China and Bangalore, India, dependencies on third-party development partners in India, and, to a lesser extent, dependencies on our international sales operations. We face a number of risks associated with our international operations, including costs of complying with differing and changing laws and regulatory requirements, tariffs, export quotas, custom duties and other trade restrictions; effects of inflation, currency controls and/or fluctuations in currency exchange rates; limited or unfavorable IP protection; and uncertainties associated with political conflicts and instabilities, variable economic conditions, terrorist attacks or acts of war. Our development operations and activities in China and India involve these and other significant risks, including: local labor conditions and regulations; knowledge transfer related to our technology and exposure to misappropriation of IP or confidential information, including information that is proprietary to us, our customers and third parties; heightened exposure to changes in the economic, security, political and pandemic conditions; international trade agreements and U.S. tax provisions that could adversely affect our international operations; complexities of managing development timelines and deliverables from abroad; and differences in local business practices and customs that may not align with our expectations and standards.
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
We have platform offerings that are new and early in their life cycles and subject to uncertain market demand. If our customers are unwilling to adopt these new offerings, install our new products or deploy our new services, or if we are unable to achieve market acceptance of our products and platforms, our business and financial results may be harmed. Moreover, adoption of our cloud product offerings, such as our Revenue EDGE, is dependent on the success of our customers in investing, marketing, selling and deploying broader services—including ancillary services—to their subscribers, and our ability to differentiate our products from competing or substitutive product and service offerings. For example, our Revenue EDGE Suites include network security, parental controls and a growing ecosystem of services from partners like Arlo and Servify. However, if subscriber demand for such services does not grow as expected or declines, or our customers are unable or unwilling to invest in our platforms to deploy and market these services, demand for our products may decrease or fail to grow at rates we anticipate.
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
In the ordinary course of business we are subject to legal claims, or may become involved in regulatory proceedings, related to disputes over commercial, competition, IP, labor and employment and other matters. Regardless of the merits of any such claims, litigation and regulatory proceedings are inherently uncertain, costly, disruptive to our business and operations, harmful to our reputation, and distracting to management. In particular, as a technology company, we may be subject to IP claims asserting patent, copyright, trademark and/or other infringement claims that are costly to defend and could limit our ability to use some technologies in the future. The risk of such claims is heightened as we expand our products and services and increasingly rely on more technologies, including third-party IP rights that we license and incorporate into our products and services. Third parties from whom we license IP may be unable or unwilling to indemnify us for such claims or offer any other remedy to us. Increasingly, patent infringement claims are asserted by patent holding companies, which are non-practicing entities that do not conduct business as an operating company and hold and own patents only for the purpose of aggressively pursuing royalties through infringement assertions or patent infringement litigation. Further, in our industry, the number of assertions by non-practicing entities against technology companies have continued to trend higher, including as a result of patent divestitures by operating companies to non-practicing entities and availability of litigation financing. We have received and expect to continue to receive assertions from non-practicing entities and other third parties alleging that we may be infringing their patents or other IP rights; offering licenses to such IP; and/or threatening litigation. Any claims asserting that our products infringe the proprietary rights of third parties, with or without merit, could be time-consuming, result in costly litigation and divert the efforts of our engineering teams and management. These claims could also result in the suspension of ability to import, market and sell our products and services, product shipment delays or requirements to modify our products or enter into costly settlements or licensing agreements. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all. Furthermore, we may additionally be financially responsible for claims made against our customers, including costs of litigation and damages awarded, under indemnity obligations which could further negatively impact our results of operations. Protracted litigation could cause us to incur significant defense costs, which would negatively impact our results of operations.
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
We cannot guarantee that we will achieve sustained profitability. We will have to generate and sustain significant and consistent increased revenue, while continuing to control our expenses, to maintain profitability. If we are unable to sustain our operating income and positive cash flows from operations, our liquidity, results of operations and financial condition will be adversely affected, and we may be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, any of which would adversely impact our business and growth.
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
Our success depends, in large part, on the continued contributions of our key personnel who are highly skilled and would be difficult to replace. Competition for skilled personnel, particularly in software development and engineering, is intense. We cannot be certain that we will be successful in attracting and retaining qualified personnel, or that newly hired personnel will function effectively, both individually and as a group. If we are unable to effectively recruit, hire and utilize new employees to align with our company objectives, execution of our business strategy and our ability to react to changing market conditions may be impeded, and our business, financial condition and results of operations may suffer. In the first half of 2020, we transitioned to a “work-from-anywhere” model and if we do not effectively manage our distributed workforce, we could face challenges maintaining our corporate culture, which could increase attrition or limit our ability to attract personnel. None of our key personnel are bound by a written employment contract to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel. If we lose the services of any key personnel, our business, financial condition and results of operations may suffer.
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
As a global company, our performance is affected by global economic conditions as well as geopolitical issues and other conditions with global reach. In recent years, concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty make it more difficult for us to manage our operations and accurately forecast revenue, gross margin and expenses. Geopolitical issues, such as ongoing conflicts between the United States and China, tariff and trade policy changes, increasing potential of conflict involving countries in Asia that are critical to our supply chain operations, such as Taiwan and China, and the withdrawal of the United Kingdom from the European Union, have resulted in increasing global tensions and create uncertainty for global commerce. In particular, we incurred substantial costs and diversion of resources realigning our supply chain operations to move substantially all of our product manufacturing to locations outside of China as a result of U.S. tariff and trade policy changes. The global impact of the COVID-19 pandemic continues to create shortages in component and supplies and otherwise disrupt and delay our global supply chain operations. Moreover, shipping backlogs and similar disruptions to transportation infrastructure due to an increasing surge in the global demand for goods has exacerbated supply chain challenges. Sustained or worsening of global economic conditions, geopolitical issues and other adverse global economic conditions may increase our cost of doing business, materially disrupt our supply chain operations, cause our customers to reduce or delay spending and intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and result of operations.

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
Historically, a large portion of our sales has been, and in the future may be, to a limited number of large customers. Changes in the BSP market, such as financial difficulties, spending cuts or corporate consolidations that impact purchasing decisions by these customers have and may again negatively impact our revenue, and as a result, revenue from such customers may remain flat or continue to decline. For example, Lumen, our only greater than 10% customer in 2019 and 2020, completed a large acquisition in 2017 and subsequently reorganized and rebranded, which disrupted its historical levels of purchases with us and has continued to result in significantly reduced levels of purchases such that they have not been a 10% customer in the last year. There is no assurance that purchasing levels by Lumen will increase from current levels. We have continued to experience delays or declines in purchases by certain BSPs due to deterioration in their financial condition. For example, Windstream and Frontier, two of our medium-sized customers, each completed a financial restructuring and emerged from Chapter 11 bankruptcy in September 2020 and April 2021, respectively. Any decrease or delay in purchases and/or capital expenditure plans of any of our key customers, particularly if prolonged or sustained, or our inability to grow our sales with existing customers, may have a material negative impact on our revenue and results of operations.
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
We sell to BSPs, which include U.S.-based Independent Operating Companies, or IOCs, which have revenue that is particularly dependent upon interstate and intrastate access charges and federal and state subsidies. The Federal Communications Commission, or FCC, and some states may consider changes to such payments and subsidies, and these changes could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as Rural

Utility Service loans and grants, to finance capital spending. These government-supported loan programs and grants generally include conditions such as deployment criteria, domestic preference provisions and other requirements that apply to the project and selected equipment as conditions for funding. For example, the U.S. government recently introduced legislation imposing domestic preference requirements for infrastructure programs that receive federal funding. Changes to the terms or administration of these programs, including uncertainty from government and administrative change, increasing focus on domestic requirements by the U.S. that may require re-assessment of compliance, potential funding limitations that impact our ability to meet program requirements or delays due to U.S. federal government shutdowns could reduce the ability of IOCs to access capital or secure funding these programs to purchase our products and services and thus reduce our revenue opportunities. Many of our customers depend heavily on grants, loans or funds distributed under government stimulus programs such as the FCC’s CAF, the CARES Act or the more recent Rural Digital Opportunity Fund. Customers may curtail purchases if they receive less funding than planned, are negatively impacted by federal government shutdowns or changes in government regulations and subsidies, or as funding winds down, any of which could have an adverse effect on our operating results and financial condition.
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
The FCC has jurisdiction over our U.S. customers and FCC regulatory policies that create disincentives for investment in access network infrastructure or impact the competitive environment in which our customers operate may harm our business. For example, adoption of regulations that affect providers of broadband Internet access services could impede the penetration of our customers into certain markets or affect the prices they may charge in such markets. Similarly, changes to regulatory tariff requirements or other regulations relating to pricing or terms of carriage on communication networks could slow the development or expansion of network infrastructures, which could adversely affect the sale of our products and services. Many of our customers are subject to FCC rate regulation of interstate telecommunications services and are recipients of government stimulus payments. The imposition of limits or restrictions on access to these programs could affect the ability of IOCs to access capital, which would in turn reduce our revenue opportunities. In addition, many of our customers are subject to state regulation of intrastate telecommunications services, including rates for such services, and may also receive funding from state universal service funds. Changes in rate regulations or universal service funding rules, either at the U.S. federal or state level, could adversely affect our customers’ revenue and capital spending plans. Moreover, various international regulatory bodies have jurisdiction over certain of our non-U.S. customers. Changes in these domestic and international standards, laws and regulations, or judgments in favor of plaintiffs in lawsuits against BSPs based on changed standards, laws and regulations could adversely affect the development of broadband networks and services. This, in turn, could directly or indirectly adversely impact the communications industry in which our customers operate.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1*	Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended August 11, 2021.

10.2*	Second Amendment to Letter Agreement between Calix, Inc. and Michael Weening dated August 11, 2021.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: October 26, 2021	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: October 26, 2021	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)