Form 10-K
period 2021-12-31
CALIX, INC
filed 2022-02-22
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange on July 2, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2,532 million. Shares held by each executive officer, director and by each other person (if any) who owns more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 9, 2022, the number of shares of the registrant’s common stock outstanding was 64,438,795.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

Calix, Inc.
Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Calix, Inc., together with its subsidiaries, is referred to in this document as “Calix,” “we,” “our” or “us.” This report includes forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding Calix’s future financial position, business strategy and plans, product projections, anticipated market and industry trends and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “could,” “expect,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “predict,” “will,” “would,” “project,” “potential” or the negative of these terms or other similar expressions. Forward-looking statements include Calix’s expectations concerning the outlook for its business, productivity, plans and goals for future operational improvements and capital investments, operational performance, future market conditions or economic performance and developments in the capital and credit markets and expected future financial performance.
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
•
supply chain constraints and cost increases for components, shipping and logistics, which may continue to cause component shortages, longer lead times, supply interruptions and significant cost increases, and which may be exacerbated by the COVID-19 pandemic, our dependence on sole-, single- and limited-source suppliers, some of which are located primarily or solely in China, and other factors, including increasing demand for components for computing needs;

•	our ability to build and sustain an adequate and secure information technology infrastructure;
•	the quality of our products, including any undetected hardware and software defects or software bugs;
•	our ability to ramp sales and achieve market acceptance of our new products and broadband service providers’, or BSPs’, willingness to deploy our new products;
•	the capital spending patterns of BSPs, and any decrease or delay in capital spending by BSPs due to macro-economic conditions, regulatory uncertainties or other reasons;
•	the impact of government-sponsored programs on our customers and the impact to our customers of a U.S. government shutdown;
•	intense competition;
•	our ability to develop new products or enhancements that support technological advances and meet changing BSP requirements;
•	the length and unpredictability of our sales cycles and timing of orders;
•	our lack of long-term, committed-volume purchase contracts with our customers;
•	our ability to increase our sales to larger BSPs globally;
•	our exposure to the credit risks of our customers;
•	the interoperability of our products with BSP networks;
•	our ability to estimate future warranty obligations due to product failure rates;
•	our products’ compliance with industry standards;
•	our ability to expand our international operations;
•	our ability to protect our intellectual property, or IP, and the cost of doing so;
•	our ability to obtain necessary third-party technology licenses at reasonable costs;
•	the regulatory and physical impacts of climate change and other natural events;
•	the attraction and retention of qualified employees and key management personnel; and
•	our ability to maintain proper and effective internal controls.
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

PART I

ITEM 1.    Business
Company Overview
Calix was founded in 1999. We develop and market cloud and software platforms, systems and services that enable BSPs of all types and sizes to innovate and transform their business. For our customers to successfully transform their businesses into the winning broadband providers of the future, they require actionable data for critical business functions such as network operations, customer support and marketing. However, this data is often trapped in disparate systems or departmental silos. Our Calix Cloud platform gathers, analyzes and applies machine learning to deliver real-time insights seamlessly to each key business function. Our customers utilize these data and insights to simplify network operations, marketing and customer support and deliver experiences that excite their subscribers. This enables BSPs to grow their brand through increased subscriber acquisition, loyalty and revenue and to reduce their operating costs, creating value for their businesses and the communities they serve.
This is our mission; to enable BSPs of all sizes to simplify, excite and grow.
We believe our platforms offer a competitive edge to BSPs at a critical time of increasing competition from direct-to-consumer device providers as they expand their reach and focus on owning the connected home experience. For example, these competing device providers are entering the home by offering Wi-Fi enabled devices, and then leveraging behavioral insights to expand their direct relationship and brand with the subscriber by offering additional consumer services. Over time, we expect this competition can erode a BSP’s brand and relationship with their subscribers, by reducing broadband to an easy-to-replace commodity, which can increase churn and reduce revenue. Our platforms enable BSPs to compete with higher value managed services offerings for their subscribers.
Innovative BSPs, who are embracing our platforms, understand this competitive threat and that their brand’s central position in the home is strategic. As such, they must protect and expand continually. Our Intelligent Access EDGE network solution and Revenue EDGE subscriber solution are designed to allow BSPs to simplify their business and reduce operating costs, while launching exciting new services in a matter of days and weeks instead of months and years. Our role-based clouds enable BSP teams, such as marketing, operations and support, to leverage real-time behavioral analytics to anticipate the subscriber’s needs, whether that is optimized broadband speed or a new, differentiated service offering. The BSP’s teams can then utilize these insights to offer new and innovative services to those subscribers who have the propensity to buy, thereby growing revenue as they deliver a connected home experience at significantly lower operating costs. To expand our reach in the market, we will continue to pursue strategic technology and distribution relationships that align with BSPs’ strategic priorities. At the same time, we offer our Calix Customer Success and Support Services along with a growing portfolio of market activation resources that provide the BSP with best practices and programs to strengthen and grow their brand with their subscribers, thereby increasing subscriber loyalty and opportunities to grow their subscriber base.
Strategy Overview
Our strategy is to position Calix as the key partner providing cloud and software platforms, systems and services to enable and facilitate the transformation of BSP networks into networks that utilize real-time data generated in the access network and subscriber home network in order to provide an exceptional broadband experience for their subscribers. Most BSPs will require significant transformation of their business and operations to become an essential provider of data-driven, high-value managed services to their subscribers. The principal elements of our strategy are:
Starting with the data – The principal way we gather, analyze and deliver actionable insights for BSPs is via the Calix Cloud. Our role-based Cloud platforms enable critical functions within a BSP’s business, such as marketing, operations and support, to leverage real-time data to continually understand and optimize the experience for their subscribers.
Building and evolving our platforms – Our product strategy centers on our strategic platforms. These platforms simplify BSPs’ businesses by delivering intelligence and automation across the entire subscriber facing network – from the data center edge to the subscriber’s devices. Our strategy is to continually augment and extend these platforms with features and services directly or through partners to allow our customers to deliver cutting-edge services to their subscribers.
Engaging Directly with Customers – We continue to invest in our direct sales capabilities so that we can engage deeply with our customers to help them understand the differentiable value that our platforms provide. As we deploy new solutions, we are building the expertise of our team by adding specialized resources in areas such as marketing, cloud platforms and network operations. Our direct model is complemented with selective programs for our channel partners, who have established local market expertise and have demonstrated the ability to generate new market opportunities and support sales of cutting-edge technologies for BSPs.
Expanding Customer Footprint Across Our Total Addressable Market – Our total addressable market includes BSPs of any type and size, including local and competitive exchange carriers, cable multiple system operators, or cable MSOs, wireless internet service providers, or WISPs, fiber overbuilders such as municipalities and electric cooperatives and hospitality providers. In 2021, we added 130 BSP customers purchasing directly or through our partners. Our diverse and growing customer footprint is a critical source of our future growth as we expand our portfolio and sell additional platforms to both new and existing customers. Our platforms expand our total addressable market and recurring revenue streams by allowing us to address the needs of not only traditional wireline-focused BSPs, but also emerging service providers. As such, we intend to continue to engage emerging providers that are creating entirely new customer segments, including fiber overbuilders, utilities and municipalities. We will also continue to pursue service provider segments where our current share is relatively low, such as cable MSOs, large CSPs and international markets.
Extending Portfolio of Calix Services – Our services team, Calix Services, supports our BSPs as they define their transformation strategies, build new skills, implement new technologies and deploy new subscriber services. Calix Services’ capabilities address the BSP’s entire network and service delivery lifecycle. These services allow BSPs to benefit directly from our deep expertise working with service providers to optimize their operations and leverage our advanced analytics to improve the operational efficiency of their teams.
Pursuing Strategic Relationships – We will continue to pursue strategic technology and distribution relationships that help us align with BSPs’ strategic priorities. We continue to invest to provide interoperability across the ecosystems that support our customers’ most critical business processes through our partner programs. By adding new solutions to our platform ecosystem, we significantly enhance the value that our platforms deliver to BSPs. In addition, we are expanding our relationships with organizations that help our customers plan and execute in market. Examples of these partners are Conexon Connect, LLC, CCI Systems, Inc. and The Pivot Group, LLC.
Product Overview
Our product strategy centers on increasing the market adoption of our three product platforms - Calix Cloud®, which comes in three role-base editions: Calix Marketing Cloud, Calix Support Cloud and Calix Operations Cloud; EXOS®, which is marketed as the Experience Innovation Platform; and AXOS®, which is marketed as the Network Innovation Platform. These platforms are sold independently and are also offered as two strategic solutions that make BSP adoption simple and quick: the “Revenue EDGE” and the “Intelligent Access EDGE.”
The Revenue EDGE
The Revenue EDGE is a subscriber experience solution designed to enable BSPs to rapidly deploy new subscriber services to grow their business. The solution is built on EXOS, our carrier-class premises operating system, and fully integrated with our GigaSpire® family of systems to be ready for deployment as a complete subscriber experience solution for a BSP’s residential and business subscribers.
The Revenue EDGE also integrates real-time subscriber insights via our Calix Marketing Cloud, Calix Support Cloud and Calix Operations Cloud offerings, which are configurable to display role-based insights. These insights enable BSPs to anticipate and target new revenue-generating services and applications through our mobile application, CommandIQ®, and expanding EDGE Suites offerings. Our Cloud offerings are also being integrated with other market leading platforms and solutions like Facebook, Mailchimp and HubSpot to further simplify BSP processes and accelerate their time to market.
We offer additional cloud-based services with the Revenue EDGE, which we refer to as EDGE Suites. Today they include features for network security and parental controls. We continue to expand these services with integrated third-party cloud offerings from our ecosystem Revenue EDGE partners such as Arlo Technologies, Inc., or Arlo, and Service Lee Technologies Private Limited, or Servify.
Finally, we offer Revenue EDGE Enablement resources to provide BSP teams with resources to quickly deploy, manage and monetize the services that they provide to subscribers. These resources include marketing content that can be easily customized with on-line tools, training programs, success services and professional services.
The Intelligent Access EDGE
The Intelligent Access EDGE solution is built on the award-winning Calix AXOS software platform and redefines the access edge of the network by simplifying its architecture and operations. AXOS is implemented in our E-Series family of modular, non-blocking systems, enabling BSPs to meet a wide variety of deployment scenarios.

The Intelligent Access EDGE allows BSPs to collapse multiple network elements in the access network into a single system and by using specialized software modules to add functionality and remove complexity, the solution reduces the total cost of ownership and the time to market for new services.
In addition, insights delivered through Calix Operations Cloud enable BSPs to more effectively monitor network performance and more efficiently address performance issues. Intelligent Access EDGE Enablement services are designed to ensure BSP teams are fully enabled to deploy and manage next generation networks. We offer a range of training, professional and success services to assist BSPs in every domain of network management from strategy to deployment and management.
Traditional Products
We continue to support and offer customers our traditional family of EXA and GigaCenter® Systems that are widely deployed in customer networks, primarily in North America. We expect that these products will continue to be utilized in our customers’ networks for many years to come.
Customers
We market and sell our cloud and software platforms, systems and services to BSPs of all types and sizes. To date, we have focused primarily on BSPs in the North American market. Our customers span all sizes of broadband subscriber count from a few hundred to more than six million. Our customers include: ALLO Communications; CityFibre Holdings Limited; Cox Communications; Gibson Connect, LLC; Jade Communications; Lumen Technologies, Inc. (formerly known as CenturyLink, Inc.), or Lumen; Silver Star Communications; TDS Telecommunications LLC; Windstream Holdings, Inc., or Windstream; and Verizon Communications, Inc.
We classify BSPs into large, medium and small based on the number of broadband subscribers they serve. Large BSPs are those with wide geographic footprints and broadband subscribers of 2.5 million or more. Medium BSPs also operate typically within a wide geographic footprint but are smaller in scale with broadband subscribers that range from 250,000 to 2.5 million. Small BSPs consist primarily of over 1,000 predominantly local independent operating companies, or IOCs, typically focused on a single community or a cluster of communities. They include a growing number of municipalities, electric cooperatives, fiber overbuilders and WISPs. These entities range in size from a few hundred to 250,000 broadband subscribers.
Historically, Lumen has accounted for more than 10% of total revenue, representing 11% in 2020 and 15% in 2019. Our efforts to grow our product platforms, add new CSP customers and shift away from low value deployment services have all contributed to Lumen representing less than 10% of our total revenue in 2021. No other customer represented more than 10% of total revenue in 2021, 2020 and 2019. Sales to customers outside the United States represented 17% of our revenue in 2021, 13% of our revenue in 2020 and 14% of our total revenue in 2019. Our sales outside the United States have been and are currently predominantly to customers in the Americas and Europe.
Customer Engagement Model
We market, sell and support the success of our cloud and software platforms, systems and services predominantly through our direct sales force, supported by marketing, product management and customer success personnel. We have expanded this model to include select channel partners in North America and more than 40 international channel partners. Even in circumstances where a channel partner is involved, our sales and marketing personnel are generally selling side-by-side with the channel partner. We believe that our direct customer engagement approach provides us with significant differentiation in the customer sales process and customer engagement programs by aligning us more closely with our customers’ changing needs and successful implementation of our solutions.
Research and Development
Continued investment in research and development is critical to our business. We have made significant investments in our product portfolio, and we intend to continue to dedicate significant resources to research and development to develop, enhance and deliver new platform features and capabilities, including investments in innovative technologies that support our business strategy. Our research and development team is composed of engineers with expertise in software and cloud platforms, optics, wireless technologies and systems engineering. Our research and development team is responsible for designing, developing and enhancing our cloud and software platforms and systems, performing product and quality assurance testing and ensuring the compatibility of our products with third-party hardware and software products. Increasingly, our engineers are focused on enhancements to our cloud and software platforms. Our teams of engineers currently remain concentrated in San Jose and Petaluma, California; Bangalore, India; Minneapolis, Minnesota; Nanjing, China; and Richardson, Texas. We also outsource a portion of our software and cloud development to domestic and international third parties, and we depend on these partners to meet our development plans. In particular, certain of our research and development efforts may be extended by co-development partnerships with third-party developers such as Infosys whereby we can utilize their substantially larger product development teams to bring cutting edge, software-based products to market while creating new revenue opportunities for both parties.

Manufacturing and Supply Chain
We rely on contract manufacturers, original design manufacturers, original equipment manufacturers and third-party logistics partners for the supply and distribution of our products. Our global supply chain management organization oversees these third parties to source and procure materials, manufacture and deliver our products. Our global supply chain management organization consists of planning, sourcing, logistics, test and manufacturing engineers and new product introduction personnel. We tightly integrate our supply chain management and new product introduction activities with the activities outsourced to these third parties. We believe that our relationships with and our reliance on third parties allow us to improve new product introduction time, conserve working capital, reduce product costs and minimize delivery lead times while maintaining high product quality as well as the ability to scale quickly to handle increased order volume. Over the past three years, we have reorganized our global supply chain to better align with our platform strategy as well as to reduce the impact from the imposition by the U.S. government of tariffs on goods imported from China. Such changes include the transition of manufacturing previously conducted in China to different manufacturing partners outside China in Taiwan and Vietnam as well as shifting a higher proportion of hardware systems design, management of raw materials used for manufacture and transition of specific supply chain operations to our ODM partners. Order fulfillment is performed primarily by our logistics provider located in Texas. We continue to qualify and utilize other vendors for various portions of our supply chain from time to time.
As a result of the current semiconductor and other component shortages, global restrictions and uncertainty related to the COVID-19 pandemic, we have experienced product supply delays as we and our supply chain partners experience longer lead times and shortages of components and materials. We believe the impact of these shortages along with the COVID-19 pandemic and government responses to the pandemic will continue to impact the ability of our third-party manufacturers to supply products to us at the cost and in the time frames and volumes required by us. We also continue to face challenges in managing global logistics and transport services for our products.
Seasonality
Fluctuations in our revenue occur due to many factors, including the varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual capital spending budgets, and in certain regions, customers are also challenged by winter weather conditions that inhibit outside fiber deployment. Over the last couple of years, as our revenue from our large customers decreased, we have seen a reduction in year-end budgetary spending. This combined with an increase in recurring revenue, has resulted in smaller seasonal fluctuations, and we expect this trend to continue.
Competition
The communications software and systems equipment markets are highly competitive. Competition is largely based on any one or a combination of the following factors: functionality and features, price, existing business and customer relationships, product quality, installation capability, service and support, long-term returns, scalability, development and manufacturing capability.
We compete with several companies within the markets that we serve, and we anticipate that competition will intensify. Vendors with which we compete include: ADTRAN, Inc.; Casa Systems, Inc.; Ciena Corporation; Cisco Systems, Inc.; CommScope Inc.; DZS Inc.; eero (an Amazon company); Huawei Technologies Co., Ltd.; Juniper Networks, Inc.; Nest (a Google company); Plume Design, Inc.; Nokia Corporation and ZTE Corporation. In various geographic or vertical markets, there are also several smaller companies with which we compete. As we expand into adjacent markets, we expect to encounter new competitors. Many of our competitors have the financial resources to offer competitive products at a below market price, which could prevent us from competing effectively.
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
As of December 31, 2021, we held 107 U.S. patents and had two pending U.S. patent applications. As of December 31, 2021, we had no pending international patent applications. U.S. patents generally have a term of twenty years from filing. The remaining terms on our individual patents vary from less than a year to 17 years. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent.

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
Human Capital
We employed 954 employees globally as of December 31, 2021, with 74% employees located in the United States and 24% primarily in Canada, China and India. Except for one employee located in France and subject to customarily local collective bargaining arrangements, we do not have any employees represented by a labor union with respect to their employment with us. We have not experienced any work stoppages and consider our relations with our employees to be good. We consider our talent to be very important to our operations and execution of our business strategy as well as the overall success of our business. As such, we invest significant management attention, time and resources to attract, engage, develop and retain our talent. Our talent strategy focuses on our culture and core values, our talent programs and the overall wellbeing and safety of our talent.
Our culture and core values. We believe that by nurturing a robust culture based on our core values we are able to attract, hire and retain a highly engaged team. Our cultural pillars – to collaborate, create and communicate – reflect the way we lead and work with one another internally as well as externally with our customers, partners, suppliers and other stakeholders. We seek to embed our core values to act responsibly and with integrity, to instill a sense of individual role and purpose at Calix, to communicate openly and honestly and to “take care of our own” in how we lead and conduct our business. Our culture of collaboration creates an inclusive working environment and inclusive engagement with our stakeholders; our culture to create encourages innovation from a diversity of experiences, backgrounds and characteristics; and our culture to communicate encourages open and honest discussion.
Our talent programs. We invest in talent programs to identify and hire candidates who embody our culture and core values and will further our mission. We focus on onboarding and assimilating our hires into the Calix culture while encouraging them to express their own diverse views and talents, in turn strengthening our culture. Although we do have facilities for our employees, we embrace a “work from anywhere” environment which allows us to hire top talent regardless of their physical location. Our compensation and rewards programs are designed to foster an energized, engaged, motivated and high-performing workforce. We hire and compensate our talent based on their role, experiences, contributions and performance, regardless of their gender, race or ethnic background or other personal characteristics. For example, our current programs include cash incentive bonuses designed to reward corporate and individual performance and cash bonus opportunities for internal promotions to leadership roles. In addition to performance stock option grants for senior executives, we offer two employee stock purchase plans, because we believe stock ownership rewards employees for corporate performance aligned to our stockholders’ interests. Our programs are regularly reviewed and adjusted based on benchmarks against competitive industry programs. We encourage open communications with our teams and conduct both internal and third-party run surveys to improve how we engage with and support our talent.
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
Throughout the COVID-19 pandemic, our approach has been a combination of education and actions designed with the goal of ensuring we have a very safe work environment for all our employees globally. We increased support and attention for our team in Nanjing, China, closely monitoring wellbeing and providing flexibility and tools to enable business continuity, while keeping our team safe. We initiated CEO-led sessions in an open forum with all employees addressing the impact of the pandemic and our response to support our workforce and business. We host a communications hub to provide and to enable our teams to share, resources and information such as public health and safety updates, resources for self-care, managing education and school-related challenges and leading remote teams, as well as interesting articles related to the pandemic. We implemented work and safety protocols, including a COVID-19 vaccine mandate, that put the health and safety of our team first and transitioned our remote work program to apply to all employees in the U.S. and Canada. We also reconfigured our offices and adjusted our office and health screening protocols to create a safe place to conduct essential tasks. We supplemented our wellness fund to cover broader health and wellness services, including in-home programs and child/family care, and expanded our home office program with ergonomic furniture, collaboration tools, virtual learning resources and telecommunications services to enable our teams.
Corporate Information

Our principal executive offices are located at: 2777 Orchard Parkway, San Jose, California 95134, and our telephone number is: (408) 514-3000. Our website address is: www.calix.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report on Form 10-K. Calix®, the Calix logo design, AXOS®, Calix Cloud®, CommandIQ®, EXOS®, GigaCenter®, GigaSpire® and other trademarks or service marks of Calix appearing in this Annual Report on Form 10-K are the property of Calix. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of the respective holders. The Securities and Exchange Commission, or SEC, maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We post on the Investor Relations page of our website, www.calix.com, a link to our filings with the SEC free of charge, as soon as reasonably practical after they are filed electronically with the SEC.
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
Business and Operational Risks
We have risks associated with being materially dependent upon third-party vendors; certain factors that affect our business as a result of those dependencies have in the past and could continue to disrupt our business and adversely impact our gross margin and results of operations.
We materially depend upon third-party vendors for our complex global supply chain operations, including for services to develop, design and source components and materials, as well as manufacture, transport and deliver our products. If any of these vendors stop providing their services, for any reason, we would have to obtain similar services from other sources, which may not be available on commercially reasonable terms, if at all. We also have limited control over disruptions that may occur at the facilities of those providers, such as supply interruptions, labor shortages, strikes, shipping backlogs at ports and similar disruptions to transportation infrastructure, design and manufacturing failures, quality control issues, systems failures or even facility closures arising from the COVID-19 pandemic or natural disasters. In addition, switching development firms or manufacturers could delay the manufacture and availability of products and/or require us to re-qualify our products with our customers, which would be costly and time-consuming. Any interruption in the development, supply or distribution of our products would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher costs, which would negatively impact our gross margin and operating results and harm our business.
Particular risks associated with management of our global supply chain operations include the following:
•Manufacturing constraints, shortages and other disruptions. We do not have internal manufacturing capabilities and rely solely on a small number of CMs to manufacture and supply our products. Our business operations and ability to supply our products are highly dependent upon our ability to secure adequate third-party manufacturing capabilities and capacity and to effectively manage those third parties to meet our business needs. Our dependence solely on third-party manufacturers makes us vulnerable to possible supply and capacity constraints and reduces our control over manufacturing disruptions due to component availability, extended lead times delivery schedules, quality, manufacturing yields and increased costs. Some of these risks have occurred from time to time in our business. If these disruptions and constraints are prolonged, or if these manufacturers do not have the ability or business continuity plans to fulfill their obligations to us, our business could be disrupted. We also expect to face increasing competition for manufacturing capacity and resources as other companies seek to move manufacturing operations out of China due to uncertainties around tariffs, trade disputes or other factors. If we cannot effectively manage our vendors or if we fail to invest adequate resources to manage our supply chain operations, our ability to meet customer orders and generate revenue may be negatively impacted. A substantial portion of our manufacturing is done at facilities outside of the U.S., largely in Asia, which presents increased supply risk, including the risk of supply interruptions, delays, shortages or reductions in manufacturing quality or controls. In addition, these supply interruptions, delays and shortages could impair our ability to meet our customer requirements, require us to pay higher prices or incur expedite fees, which would harm our business and negatively impact our gross margin and results of operations. Our international manufacturing also creates risks and uncertainties associated with regulatory changes or government actions such as local business requirements, trade restrictions and tariffs, economic sanctions or related legislation, which may complicate our export and import activities, be disruptive to the operations of our manufacturers and logistics partners or result in higher product and shipping costs and variability of supply. For example, substantially all our silicon suppliers have extended their lead times to 52 weeks or more and increased prices. Manufacturing in Asia further heightens our risk of meeting customer delivery requirements as we rely upon third-party logistics companies to transport and import significant volumes of products to the U.S. where we generate a substantial majority of our revenue. These supply chain risks are further increased by shipping backlogs at ports and similar disruptions to transportation infrastructure due to a growing surge in global demand for goods.
•Limited sources and sole-sourced supply. We are dependent upon sole-source or limited-source suppliers for some key product components such as chipsets and certain of our application-specific integrated circuit processors and resistor components, including certain components sourced solely through suppliers located in China. Any of these suppliers could stop producing our components, be subject to higher costs or tariffs, epidemics or other conditions that disrupt their operations, cease operations or enter into exclusive arrangements with our competitors, consequently affecting our operations and results. For example, we have experienced disruptions in our supply of certain components that we source from suppliers in China, Southeast Asia, Mexico and other countries as a result of the COVID-19 pandemic, causing delays in supply of our products due to production disruptions, factory closures and longer lead times for components and from uncertainty around trade and tariff policies between the U.S. and China. Being dependent upon these suppliers limits our ability to mitigate these disruptions in our supply chain and such disruptions, particularly if prolonged, may adversely affect our ability to obtain components and materials needed to manufacture our products at acceptable prices or at all. These risks would adversely affect our ability to meet scheduled product deliveries to our customers, increase costs and in turn harm our business and results of operations.
•Limitations on ability to manage third-party risks. Our business with third-party manufacturers typically represents a relatively small percentage of their total revenue. Consequently, our orders may not be given adequate priority if such manufacturers have to allocate limited capacity among competing customers. This could delay supplies of product to us or limit our ability to ramp product volumes within desired timeframes. If any of our manufacturing partners are unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we would have to identify, qualify and select acceptable alternative manufacturers. Having to take the time to qualify new contract manufacturers could disrupt our ability to maintain continuous supply of product to meet customer requirements. An alternative manufacturer may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality. In addition, we and/or our manufacturers may not be able to negotiate commercially reasonable terms and sufficient quantities of component supplies with component and materials suppliers to meet our manufacturing needs because our purchase volumes may be too low for us to be considered a priority customer for securing supplies, particularly when there are shortages or limited availability of key components and materials. As a result, suppliers could stop selling to us and our manufacturers at commercially reasonable prices, or at all. Any such interruption or delay may force us and our manufacturers to seek components or materials from alternative sources, which may not be available, or result in higher prices. Switching suppliers could also force us to redesign our products to accommodate new components and could require us to re-qualify our products with our customers, which would be costly and time consuming. A significant interruption in manufacturing or supply availability for any of these reasons would reduce supply to our customers, which would result in lost revenue and harm our customer relationships.
•Ability to forecast and manage inventory liability with vendors. We have experienced unanticipated increases in demand from customers, in part as a result of higher consumer demand for internet services and improved WiFi due to COVID-19; in turn, this has resulted in our shipments being delayed. If we underestimate product demand from our customers, our manufacturers may have inadequate component inventory to meet our demand. If we are not able to adequately anticipate demand, this could interrupt our product manufacturing, increase our cost of product revenue associated with expedite fees and air freight and/or result in delays or cancellation of customer orders. If we are unable to deliver products timely to our customers, we may lose customer goodwill or our customers may choose to purchase from other vendors, all of which may have a material negative impact on our revenue and operating results. If we overestimate our product demand, our manufacturers may purchase excess components and build excess inventory, and we could be required to pay for these excess parts or products and their storage costs. Long lead times for component supply, which have been magnified by factory closures and shortages due to the COVID-19 pandemic as well as higher demand for certain components, and unanticipated demand for our products have in the past and are expected to continue to impact our ability to accurately forecast our production requirements. We may incur liabilities for certain component inventory purchases that have been rendered excess or obsolete, which may have an adverse effect on our gross margin, financial condition and results of operations.
Our business and results of operations have been, and are expected to continue to be, negatively affected by the COVID-19 pandemic that has severely impacted the global economy.
Since late 2019, the COVID-19 pandemic has severely impacted the global economy, disrupting financial markets, global manufacturing activities, customer purchasing patterns and general business operations, resulting in business closures, significant unemployment rates and substantial and prolonged government restrictions on business, travel and personal activities. These measures have disrupted our global supply chain activities, including our third-party manufacturers, logistics providers and suppliers and significantly limited our business travel, customer engagements and normal business activities, all of which heighten our business and operational risks. As the effects of the pandemic persist, we may continue to experience a sustained shortage of components and materials, which may have a material negative impact on our ability to supply products to meet customer requirements and could materially adversely affect our business and results of operations. Our customers’ purchasing decisions may be impacted by the pandemic, which could in turn impact our sales and results of operations. Although demand for our products has been strong in the short-term as subscribers seek more bandwidth and better Wi-Fi, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy. For example, BSPs may not invest in our new platforms or delay infrastructure improvements due to the uncertainty in the global economy. A prolonged disruption to our business and operations and other adverse impacts of the COVID-19 pandemic or further future disruptions could have a material adverse effect on our business, results of operations and financial condition.
With the increased availability of vaccines in the U.S., we reopened our offices in July 2021 for fully-vaccinated employees who choose to work at the office and resumed business travel with safety precautions as we continue to monitor evolving pandemic regulations and focus on the safety, well-being and productivity of our workforce. The recent emergence of the Omicron variant has made it more likely that COVID-19 related effects on our business will continue for the foreseeable future. There are no assurances that the global economy will recover from the on-going effects of the pandemic quickly or at all, or that impacted areas will be able to adequately contain COVID-19 infections.
Security breaches and data loss may expose us to liability, harm our reputation and adversely affect our business.
As part of our business operations, we collect, store, process, use and/or disclose sensitive data relating to our business, including in connection with the provision of our cloud services and in our information systems and data centers (including third-party data centers). We also engage third-party providers to support various internal functions, such as human resources, finance, information technology and electronic communications, as well as the development and delivery of our products and cloud services, which includes collecting, handling, processing and/or storage of data on our behalf. These internal and external functions involve an array of software and systems (including cloud-based) that enable us to conduct, monitor and/or protect our business, operations, systems and IT assets. Our cloud-based solutions enable us to host our customers’ subscriber data in third-party data centers. While we and our third-party providers apply multiple layers of security to prevent unauthorized access to, use, alteration or disclosure of data, including encryption and authentication technologies, these security measures may be compromised by malicious hackers. Hackers could steal proprietary or personal information related to our business, products, employees and customers; hold data ransom; or otherwise interrupt our systems and services or those of our supply chain partners, vendors, customers or others. There have been increasing instances of cybersecurity attacks and security breaches, including sophisticated supply chain attacks. As we and our third-party providers continue to increase our reliance on virtual environments and communications systems and cloud-based solutions to support our work-from-anywhere culture and overall business needs, our exposures to third-party vulnerabilities and security risks also increase. Despite our on-going enhancement of security precautions, hackers are increasingly more sophisticated and aggressive, and our efforts may be inadequate to prevent all incidents of data breach or theft due, for example, to the increased use by attackers of tools and techniques that are specifically designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
We and certain of our third-party providers have in the past been subject to cyberattacks and security incidents. The theft, loss or misuse of proprietary or personal data collected, stored or processed by us or our service providers to run our business could result in significant security and remediation costs, regulatory fines and penalties, and/or litigation costs. Even if we and our third-party providers allocate, implement and manage reasonable security and data protection measures, we could experience data loss, unauthorized data disclosure or a breach of our systems, products or those of our third-party data centers that materially impact our business. The continued growth of our cloud-based platforms and services portfolio and increase reliance on third-party development partners and third-party software and cloud-based solutions, increases the likely risks arising from security breaches or data loss. Any data loss or compromise of our systems, including our product platforms that collect and process personal data, or third-party data centers upon which those platforms rely, could result in loss of confidence in the security of our offerings and loss of customers or customer goodwill, damage our reputation, lead to liability given the increasing development of strict privacy and data security laws and regulations around the world, and adversely affect our business, financial condition, operating results and cash flows. Although we maintain insurance that may apply to cybersecurity risks and liabilities, there can be no guarantee that any or all costs or losses incurred will be partially or fully insured.
Business and operational risks associated with our international operations could harm our business.
We are subject to business and operational risks associated with our international operations, including our global supply chain operations and our international offices located in Nanjing, China and Bangalore, India. In addition, we are exposed to risk arising from dependence upon third-party development contractors in India, and, to a lesser extent, dependence upon our international sales operations. The risks associated with our international operations also include costs of complying with differing and changing laws and regulatory requirements, tariffs, export quotas, custom duties and other trade restrictions; effects of inflation, currency controls and/or fluctuations in currency exchange rates; limited, inadequate or non-existent IP protection; and uncertainties associated with political conflicts and instabilities, variable economic conditions, terrorist attacks or acts of war. Our development operations and activities in China and India involve these and other significant risks, including: local labor conditions and regulations; knowledge transfer related to our technology and exposure to misappropriation of IP or confidential information, including information that is proprietary to us, our customers and third parties; heightened exposure to changes in the economic, security, political and pandemic conditions; international trade agreements and U.S. tax provisions that could adversely affect our international operations; complexities of managing development timelines and deliverables from abroad; and differences in local business practices and customs that may not align with our expectations and standards.
Along with the foregoing risks, our international sales operations involve risks associated with greater costs and complexity localizing and supporting our products and platforms in local markets; trade regulations, compliance requirements and incremental costs applicable to the qualification, production, sale and delivery of our products; longer collection periods, financial instability and other difficulties impacting collection of accounts receivable in certain jurisdictions; more intense competition including from local equipment suppliers; and our reliance on value added resellers to sell and support our products in international markets given our limited presence and infrastructure outside the U.S. To expand our international operations, we will need to invest resources to attract key talent, build operational infrastructure, execute on our international strategy and drive international market demand for our products. If we invest substantial resources to expand our international operations and are unable to do so successfully and in a timely manner, our financial condition and results of operations may suffer.
If we do not successfully execute our business strategy to increase our sales to new and existing BSPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted.
Our growth depends upon our ability to increase sales to existing and new BSP customers of all types and sizes, and the execution of our strategy to increase sales to BSPs involves significant risk. The majority of our revenue is not recurring, and our customers generally have no committed purchase requirements, may cancel orders or cease purchasing our products at any time. If our customers stop purchasing our products for any reason, our business and results of operations would be harmed. If we are unable to increase our sales to new and existing BSPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted. Our strategy includes investing in regional sales teams and select channel partners to sell to smaller regional BSPs. A large portion of our current sales are to customers with smaller regional networks and limited capital expenditure budgets. The spending patterns of many of these customers are generally less formal and often characterized by small and sporadic purchases, and the potential revenue from any one of these customers is limited. We rely primarily on channel partners, including value added resellers, internationally and for certain U.S. markets. We face fierce competition for business with key channel partners. If we are unable to engage channel partners that we believe are key to our strategy, we may fail to grow our sales as planned. Furthermore, we rely on our channel partners to promote and sell our products. The loss of a key channel partner or the failure of our partners to provide adequate services could have a negative effect on customer satisfaction and could cause harm to our business.
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
We have platform offerings that are new and early in their life cycles and subject to uncertain market demand. If our customers are unwilling to adopt these new offerings, install our new products or deploy our new services, or if we are unable to achieve market acceptance of our products and platforms, our business and financial results may be harmed. Moreover, adoption of our cloud product offerings, such as our Revenue EDGE, is dependent upon the success of our customers in investing, marketing, selling and deploying broader services—including ancillary services—to their subscribers, and our ability to differentiate our products from competing or substitutive product and service offerings. For example, our Revenue EDGE Suites include network security, parental controls and a growing ecosystem of services from partners like Arlo and Servify. However, if subscriber demand for such services does not grow as expected or declines, or our customers are unable or unwilling to invest in our platforms to deploy and market these services, demand for our products may decrease or fail to grow at rates we anticipate.
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
Changing market and customer requirements may adversely affect the valuation of our inventory as well as our supplier purchase commitments.
Customer demand for our products can change rapidly in response to market and technology developments. We may, from time to time, adjust inventory valuations downward or end of life certain of our products in response to our assessment of our business strategy as well as consideration of demand from our customers for specific products or product lines. We also periodically evaluate our supplier purchase commitments, which have increased significantly due to extended lead-times in the current supply chain environment. We record a liability for excess and obsolete components based on our estimated future demand for our products, potential obsolescence of technology and product life cycles. If we fail to accurately plan our inventory levels, which becomes more challenging as component lead times increase, we may have to write off excess or obsolete inventory, or accrue a liability for component inventory held by our suppliers, both of which could have a material adverse effect on our financial condition and results of operations.
We could become subject to litigation that could harm our business or negatively impact our results of operations.
In the ordinary course of business, we are subject to legal claims, or may become involved in regulatory proceedings, related to disputes over commercial, competition, IP, labor and employment and other matters. Regardless of the merits of any such claims, litigation and regulatory proceedings are inherently uncertain, and can be costly, disruptive to our business and operations, harmful to our reputation, and distracting to management. In particular, as a technology company, we may be subject to IP claims asserting patent, copyright, trademark and/or other infringement claims that are costly to defend and could limit our ability to use some technologies in the future. The risk of such claims is heightened as we expand our products and services and increasingly rely on more technologies, including third-party IP rights that we license and incorporate into our products and services. Third parties from whom we license IP may be unable or unwilling to indemnify us for such claims or offer any other remedy to us. Increasingly, patent infringement claims are asserted by patent assertion entities and non-practicing entities, or NPEs, that do not conduct business as an operating company and hold and own patents only for the purpose of aggressively pursuing royalties through infringement assertions or patent infringement litigation. Further, in our industry, the number of assertions by NPEs continues to increase due in part to patent sales by operating companies to NPEs and availability of litigation financing. We have received and expect to continue to receive assertions from NPEs and other third parties alleging that we may be infringing their patents or other IP rights; offering licenses to such IP; and/or threatening litigation. Any claims asserting that our products infringe the proprietary rights of third parties, with or without merit, could be time-consuming, result in costly litigation and divert the efforts of our engineering teams and management. These claims could also result in the suspension of our ability to import, market and sell our products and services, product shipment delays or requirements to modify our products or enter into costly settlements or licensing agreements. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all. Furthermore, we may additionally be financially responsible for claims made against our customers, including costs of litigation and damages awarded, under indemnity obligations which could further negatively impact our results of operations. Protracted litigation could cause us to incur significant defense costs, which would negatively impact our results of operations.
We have a history of losses and fluctuations in our gross margin and operating results, which make it difficult to predict our future performance and could cause the market price of our stock to decline.
We have a history of net operating losses and fluctuations in our quarterly and annual gross margin and operating results, including losses and fluctuations due to factors outside of our control. Factors that impact variability of our operating results include our ability to predict our revenue and reduce and control our costs, our ability to predict product functions and features desired by our customers, the impact of global economic conditions, our ability to effectively manage our global supply chain operations, our ability to effectively manage third parties upon whom we depend to conduct our business, our customers’ spending patterns and purchasing decisions, the impact of competition, customer adoption of our products, our ability to manage our legal, contractual and regulatory obligations and liabilities, and other risk factors identified in the lead-in to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and in this “Risk Factors” section. Our gross margin is further impacted by customer, geographic and product mix, the impact of competition on our prices, our ability to manage our costs associated with components and materials, excess and obsolescence, expedite fees and logistics-related activities, contractual commitments and other product costs. Fluctuating results make it difficult to predict our future performance and could cause the market price of our stock to decline. We expect to continue to incur significant expenses and cash outlays as we expand our business and operations and target new customer opportunities. Given our anticipated growth and the intense competitive pressures we face, we may be unable to adequately control our operating expenses or maintain positive operating income. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the market price of our stock would likely decline.
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
Our success depends, in large part, on the continued contributions of our key personnel who are highly skilled and would be difficult to replace. Competition for skilled personnel, particularly in software development and engineering, is intense. We cannot be certain that we will be successful in attracting and retaining qualified personnel, or that newly hired personnel will function effectively, both individually and as a group. If we are unable to effectively recruit, hire and utilize new employees to align with our company objectives, execution of our business strategy and our ability to react to changing market conditions may be impeded, and our business, financial condition and results of operations may suffer. In the first half of 2020, we transitioned to a “work-from-anywhere” model, and if we do not effectively manage our distributed workforce, we could face challenges maintaining our corporate culture, which could increase attrition or limit our ability to attract personnel. None of our key personnel are bound by a written employment contract to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel. If we lose the services of any key personnel, our business, financial condition and results of operations may suffer.
If we experience disruptions with our enterprise resource planning system, we may not be able to effectively transact business or produce financial statements, which would adversely affect our business, results of operations and cash flows.
In January 2020, we migrated our Oracle enterprise resource planning, or ERP, system to Oracle’s cloud platform. With that migration, we are highly dependent upon Oracle to host, manage and maintain our ERP system. Any disruptions to their business or processes, or delays in their ability to provide services to us, may in turn disrupt our business operations or increase costs. Furthermore, we receive quarterly system updates and enhancements on the cloud platform according to Oracle’s release timeline and change management processes, which if not managed properly may disrupt our business operations and delay our ability to process transactions and produce reports necessary to conduct our business. We are highly dependent upon our ERP system for critical business functions, including order processing and management, supply chain and procurement operations, financial planning, accounting and reporting; accordingly, protracted disruption in functionality or processing capabilities of the

ERP system could materially impair our ability to process transactions timely or produce accurate financial statements on a timely basis. If our systems suffer prolonged interruption, our results of operations and cash flows would be adversely affected.
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
Our products must interoperate with our customers’ existing and planned networks, which often have varied and complex specifications, utilize multiple protocol standards, include software applications and customizations and products from multiple vendors and contain multiple generations of products that have been added over time. As a result, we must continually ensure that our products interoperate properly with these existing and planned networks. To meet these requirements, we must undertake development efforts, including test protocols, that require substantial capital investment and employee resources. We may not accomplish these development goals quickly or cost-effectively, if at all. If we fail to maintain interoperability, we may face substantially reduced demand for our products, which would reduce our revenue opportunities and market share. We rely upon interoperability arrangements with equipment and software vendors for the use or integration of their technology with our products. If these relationships fail, we may have to devote substantially more resources to developing alternative products and processes and our efforts may not be as effective as the combined solutions under our current arrangements. In some cases, these other vendors are either direct competitors or companies that have extensive relationships with our existing and potential customers and influence the purchasing decisions of those customers. Some of our competitors have stronger relationships with some of our interoperability partners, and as a result, our ability to have successful interoperability arrangements with these companies may be harmed, which in turn may harm our ability to successfully sell and market our products.
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
Our business and operations depend on proprietary technologies, and our financial performance may suffer if we cannot protect and enforce our IP rights.
Our success and ability to compete depend on proprietary technology. We rely significantly upon patent, copyright, trademark, trade secret and other IP laws, IP registration rights and agreements with our employees, customers, partners, suppliers and other parties, to establish and maintain IP rights necessary for our business and operations. U.S. IP laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent or at all. Our patent applications may not result in issued patents, and our issued patents may not be enforceable. Our IP rights could be challenged, invalidated, infringed or circumvented any of which could impair or harm our business and operations and be costly to defend. Our failure to adequately protect our IP rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.
We and our third-party providers may be unable to adequately prevent unauthorized third-party copying or use of our IP. For example, contractual provisions protecting our IP could be breached, our IP could be reverse engineered or unlawfully distributed. It may become more difficult to adequately protect our IP as we expand our reliance on third parties for the design, development and/or manufacture of our products. In addition, we may become subject to increased risks arising from or related to security breaches, data loss or theft of our data or our IP, and have greater difficulty protecting our IP as our work-from-anywhere workforce and work product become more distributed. Policing the unauthorized use and distribution of our IP is difficult and costly. Litigation, which could result in substantial costs, diversion of resources and harm to our business, may be necessary to enforce our IP rights, protect our trade secrets or determine the validity and scope of proprietary rights.
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
Our use of open-source software could impose limitations on our ability to commercialize our products.
We incorporate open-source software into our products. The terms of many open-source software licenses have not been interpreted by the courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to sell our products. In such event, we could be required to make our proprietary software generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could adversely affect our revenue and operating expenses.
Macroeconomic and Industry Risks
Adverse global economic conditions, geopolitical issues and other conditions that impact our increasingly global operations could have a negative effect on our business, results of operations and financial condition and liquidity.
As a global company, our performance is affected by global economic conditions as well as geopolitical issues and other conditions with global reach. In recent years, concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty make it more difficult for us to manage our operations and accurately forecast revenue, gross margin and expenses. Geopolitical issues, such as ongoing conflicts between the United States and China, tariff and trade policy changes, increasing potential of conflict involving countries in Asia that are critical to our supply chain operations, such as Taiwan and China, and the tensions between Russia and NATO countries over the Ukraine, have resulted in increasing global tensions and create uncertainty for global commerce. In particular, we incurred substantial costs and diversion of resources realigning our supply chain operations to move substantially all of our product manufacturing to locations outside of China as a result of U.S. tariff and trade policy changes. The global impact of the COVID-19 pandemic continues to create shortages in component and supplies and otherwise disrupt and delay our global supply chain operations. Moreover, shipping backlogs and similar disruptions to transportation infrastructure due to an increasing surge in the global demand for goods has exacerbated supply chain challenges. Sustained or worsening of global economic conditions and geopolitical issues may increase our cost of doing business, materially disrupt our supply chain operations, cause our customers to reduce or delay spending and intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and result of operations.
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
Many of our current or potential competitors have longer operating histories, greater name recognition, broader product lines, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do and are better positioned to acquire and offer complementary products and services. As the broadband access equipment market has undergone and continues to undergo consolidation, our competitors have merged, grown and been able to offer more comprehensive solutions than they individually had offered. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features, because the products that we and our competitors offer require a substantial investment of time and funds to qualify and install. The recent demand on network capacity due to the shift towards a remote workforce may attract new market entrants with competitive or substitutive products, which may lead to increased sales cycles, cause pricing pressure and impact adoption of our platforms due to the broader availability of product offerings. Some of our competitors may offer substantial discounts or rebates to win or retain customers. If we are forced to reduce prices to retain existing customers or win new customers, we may be unable to sustain gross margin at desired levels or profitability. Competitive pressures could result in increased pricing pressure, reduced profit margin, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could reduce our revenue and adversely affect our financial results.
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
Increasingly, we have relied on third-party development partners to remain competitive. Investment in third-party development services for our product and service platforms reduces our direct control and may result in increased challenges in product design, integration and support of third-party features in our products. In addition, these investments may take several years to generate positive returns, if ever. We have engineering services arrangements that include future revenue-share payments on our sale of the developed products and that require us to make minimum payments whether or not we achieve the desired revenue levels. If our actual demand falls short of expectations, we will be obligated to make the minimum payments, and we may be required to write-down the value of the developed products, which could adversely affect our financial results.
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
Our business depends upon the capital spending patterns and decisions of BSPs, and any decrease or delay in capital spending by BSPs due to the timing and availability of capital and other causes would reduce our revenue and harm our business.
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
Historically, a large portion of our sales has been, and in the future may be, to a limited number of large customers. Changes in the BSP market, such as financial difficulties, spending cuts or corporate consolidations that impact purchasing decisions by these customers have and may again negatively impact our revenue, and as a result, revenue from such customers may remain flat or continue to decline. For example, sales to Lumen, our only greater than 10% customer in 2020 and 2019, declined in 2021 and sales to other BSP customers increased such that Lumen was not a 10% customer. There is no assurance that purchasing levels by Lumen will increase from current levels. Historically, we experienced delays or declines in purchases by certain BSPs due to deterioration in their financial condition. For example, Windstream and Frontier, two of our medium-sized customers, each completed a financial restructuring and emerged from Chapter 11 bankruptcy in September 2020 and April 2021, respectively. Any decrease or delay in purchases of any of our key customers, particularly if prolonged or sustained, or our inability to grow our sales with them, may have a material negative impact on our revenue and results of operations.
In addition, some larger customers may demand discounts and rebates or desire to purchase their access systems and software from multiple providers. As a result of these factors, our future revenue opportunities may be limited, and we may face pricing pressures, which in turn could adversely impact our gross margin and our profitability. The loss of, reduction in, or pricing discounts associated with orders from any key customer would significantly reduce our revenue and harm our business. Furthermore, delays in payment and/or extended payment terms from any of our key or larger customers could have a material negative impact on our cash flows and working capital to support our business operations.
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
We sell to BSPs, including U.S.-based IOCs, which rely significantly upon interstate and intrastate access charges and federal and state subsidies in the form of grants and other funding such as the Federal Communications Commission’s, or FCC’s, Rural Digital Opportunity Fund, the CARES Act or the American Rescue Plan Act. The FCC and some states may change such payments and subsidies, which could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as Rural Utility Service loans and grants, to finance capital spending. These government-supported loan programs and grants generally include conditions such as deployment criteria, domestic preference provisions and other requirements that apply to the project and selected equipment as conditions for funding. For example, the U.S. government recently introduced legislation imposing domestic content requirements for infrastructure programs that receive federal funding. Changes to the terms or administration of these programs, including uncertainty from government and administrative change, increasing focus on domestic requirements by the U.S. that may require re-assessment of compliance, potential funding limitations that impact our ability to meet program requirements or delays due to U.S. federal government shutdowns could reduce the ability of IOCs to access capital or secure funding these programs to purchase our products and services and thus reduce our revenue opportunities. Customers may curtail purchases if they receive less funding than planned, are negatively impacted by federal government shutdowns or changes in government regulations and subsidies, or as funding winds down, any of which could have an adverse effect on our operating results and financial condition.
Government and Regulatory Risks
Increasing data privacy regulations could impact our business and expose us to increased liability.
Government authorities in the United States and around the world have implemented and are continuing to implement broader and more stringent laws and regulations concerning data protection. The interpretation and application of these data protection laws and regulations are often uncertain and changing, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data practices. For example, the General Data Protection Regulation, or GDPR, adopted by the European Union, or EU, imposes specific duties and requirements upon companies that collect, process or control personal data of EU residents. Although we currently do not have material operations or business in the EU, we would incur substantial costs in order to expand our business and operations to the EU. Furthermore, the GDPR imposes significant penalties for noncompliance of up to the greater of €20 million or 4% of a company’s worldwide revenue; accordingly, any non-compliance with the GDPR could result in a material adverse effect on our business, financial condition and results of operations. In January 2020, the California Consumer Privacy Act became effective, imposing significant new data privacy rights for consumers and requirements for the handling of consumer personal data. In July 2020, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield as a valid mechanism for the transfer of personal data from the EU to the United States. Additionally, in November 2020 California adopted the California Privacy Rights Act, which creates further obligations relating to consumer data beginning in January 2022, with enforcement beginning July 2023. Complying with new and changing laws could cause us to incur substantial costs in order to market and sell our cloud-based solutions in the U.S. and internationally, deter customers from adopting our cloud-based solutions or require us to redesign our platform in order to meet customer requirements related to such laws. Regulatory actions or claims involving our practices in the collection, storage, processing, use or disclosure of consumer information or other personal data, even if unfounded, could damage our reputation and adversely affect our operating results. The failure or perceived failure to comply may result in government or civil proceedings or actions against us, or could cause us to lose customers, which could have an adverse effect on our business.
If we fail to comply with evolving industry standards, sales of our products would be adversely affected.

Our products are subject to a significant number of domestic and international standards, which evolve as new technologies are developed and deployed. As we expand into new global markets, we are likely to encounter additional standards. Our products must comply with these standards in order to be widely marketable. In some cases, we are required to obtain certifications or authorizations before our products can be introduced, marketed or sold in new markets or to new customers. For example, our ability to maintain Operations System Modification for Intelligent Network Elements certification for our products will affect our ongoing ability to continue to sell our products to large BSPs. In addition, our ability to expand our international operations may be limited by standards in countries or may require us to redesign our products or develop new products to meet local standards. We may not be able to design our products to comply with local requirements, which would impede or prevent our ability to grow our business in those locations. Moreover, as we expand our business and operations globally, we must increase investments to maintain compliance with evolving standards across all of our markets. The costs of complying with evolving standards or failure to obtain timely authorizations or certification could prevent us from selling our products where these standards or regulations apply, which would result in lower revenue and lost market share.
Our failure or the failure of our manufacturers to comply with environmental and other legal regulations could adversely impact our results of operations.
The manufacture, assembly and testing of our products may require the use and disposal of hazardous materials that are subject to environmental, health and safety regulations, or materials subject to laws restricting the use of conflict minerals. We substantially depend upon our third-party manufacturers to comply with these requirements. Any failure by us or our third-party manufacturers to comply with these requirements could result in regulatory penalties, legal claims or disruption of production of our products. In addition, any failure to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or liabilities. Existing and future environmental regulations and other legal requirements may restrict our use of certain materials to manufacture, assemble and test products. Any of these consequences could adversely impact our results of operations by increasing our expenses and/or requiring us to alter our manufacturing processes.
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
The FCC has jurisdiction over our U.S. customers, and FCC regulatory policies that create disincentives for investment in access network infrastructure or impact the competitive environment in which our customers operate may harm our business. For example, adoption of regulations that affect providers of broadband Internet access services could impede the penetration of our customers into certain markets or affect the prices they may charge in such markets. Similarly, changes to regulatory tariff requirements or other regulations relating to pricing or terms of carriage on communication networks could slow the development or expansion of network infrastructures, which could adversely affect the sale of our products and services. Many of our customers are subject to FCC rate regulation of interstate telecommunications services and are recipients of government stimulus payments. The imposition of limits or restrictions on access to these programs could affect the ability of IOCs to access capital, which would in turn reduce our revenue opportunities. In addition, many of our customers are subject to state regulation of intrastate telecommunications services, including rates for such services, and may also receive funding from state universal service funds. Changes in rate regulations or universal service funding rules, either at the U.S. federal or state level, could adversely affect our customers’ revenue and capital spending plans. Moreover, various international regulatory bodies have jurisdiction over certain of our non-U.S. customers. Changes in these domestic and international standards, laws and regulations, or judgments in favor of plaintiffs in lawsuits against BSPs based on changed standards, laws and regulations could adversely affect the development of broadband networks and services. This, in turn, could directly or indirectly adversely impact the communications industry in which our customers operate.
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
In recent years, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Recently, the COVID-19 pandemic has severely impacted U.S. markets, causing dramatic swings in the U.S. stock exchanges that resulted in increased volatility in the trading price of our common stock. Historically, following periods of volatility in the market price of a company’s securities, there is increased risk that stockholders may initiate securities class action litigation against the company. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of our management and Board of Directors.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management or our Board of Directors. These provisions include: (1) a classified Board of Directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our Board of Directors; (2) no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; (3) the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors; (4) the ability of our Board of Directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer; (5) a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; (6) the requirement that a special meeting of stockholders may be called only by the chairman of the Board of Directors, the chief executive officer or the Board of Directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and (7) advance notice procedures that stockholders must comply with in order to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us. We are also subject to certain anti-takeover provisions under Delaware law, which prohibits a corporation, in general, from engaging in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the Board of Directors has approved the transaction.
We may need additional capital in the future to finance our business.
Our working capital needs and cash use have continued to increase to support our business operations and growth, and we may need additional capital if our current plans and assumptions change. In January 2022, we terminated our loan and security agreement with Bank of America, N.A. If our financial position deteriorates, we may not be able to secure a similar source of financing to support our working capital needs on acceptable terms or at all. If future financings involve the issuance of equity securities, our then-existing stockholders would suffer dilution. If we raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. If we are unable to sustain positive operating income and cash flows from operations, our liquidity, results of operations and financial condition may be adversely affected. Furthermore, if we are unable to generate sufficient cash flows to support our operational needs, we may need to seek additional sources of liquidity, including borrowings, to support our working capital needs, even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.
We do not currently intend to pay dividends on our common stock and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
We do not currently intend to pay a cash dividend on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, our stockholders are not likely to receive any dividends on our common stock for the foreseeable future.
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

ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
We currently lease our corporate headquarters in San Jose, California. In addition to our headquarters site, we lease additional office space in the United States, China and India.
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
Number of Common Stockholders
As of February 9, 2022, the approximate number of holders of our common stock was 560 (not including beneficial owners of stock held in street name).
Dividends
We have never declared or paid a cash dividend on our common stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Performance Graph
The following graph shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total returns of the NYSE Composite Index, Russell 2000 Index and the S&P 500 Communications Equipment Index. The S&P 500 Communications Equipment Index replaces the Morningstar Communication Equipment Index in this analysis and going forward, as the latter data is no longer accessible. The latter index has been included with data through 2019. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the last five fiscal years ended December 31, 2021. Data for the Russell 2000 Index and S&P 500 Communications Equipment assume reinvestment of dividends. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Calix, Inc. under the Securities Act of 1933, as amended.

ITEM 6.    [Reserved]

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
Overview
We are the leading global provider of cloud and software platforms, systems and services that focus on the access network, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. These cloud and software platforms enable BSPs of all types and sizes to innovate and transform their businesses. Our BSP customers are empowered to utilize real-time data and insights from Calix platforms to simplify their businesses and deliver experiences that excite their subscribers. These insights enable BSPs to grow their brand through increased subscriber acquisition, loyalty and revenue and to reduce their operating costs, thereby increasing the value of their businesses and contributions to their communities.
We market our cloud and software platforms, systems and services to BSPs globally through our direct sales force as well as select resellers. Our customers range from smaller, regional BSPs to some of the world’s largest BSPs. We have enabled approximately 1,700 BSP customers purchasing directly and through partners to deploy passive optical, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue increased to $679.4 million in 2021 from $541.2 million in 2020 and $424.3 million in 2019. Our revenue and potential revenue growth will depend on our ability to sell and license our cloud and software platforms, systems and services to strategically aligned customers of all types such as wireless internet service providers, fiber overbuilders, cable MSOs, municipalities and electric cooperatives in the United States and internationally. Our growth is also highly dependent on the speed and willingness of customers to adopt these platforms.
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
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue, and that we expect will impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, including higher costs due to materials shortages including components, supply constraints or unfavorable changes in trade policies, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty and incurrence of retrofit costs, amortization of intangibles, asset write-offs, support fees for silicon-related development work for our products, allowances for obligations to our suppliers and inventory write-downs. Given the ongoing supply chain disruptions related to component shortages, longer lead times as a result of increased global demand for certain components and disruptions related to the COVID-19 pandemic, we have experienced and are continuing to experience product supply delays and related challenges, and we expect these delays and related challenges to persist in the foreseeable future. Similarly, challenges in supply chain logistics have persisted due to greater global demand for transport services as well as labor shortages and resulted in increases in our global freight charges. In addition, we periodically elect to ship by air in order to meet delivery commitments to our customers, and air freight rates have increased from prior year levels. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
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
We had net income of $238.4 million in 2021 and $33.5 million in 2020 and a net loss of $17.7 million in 2019. As of December 31, 2021, we had an accumulated deficit of $430.7 million as a result of losses in previous years. Further, as a result of factors contributing to the fluctuations described above among other factors, many of which are outside our control, our quarterly operating results fluctuate from period to period. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
COVID-19 Pandemic
We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, particularly as variants of the coronavirus continue to spread around the world. In March 2020, we instituted office closures, travel restrictions and a work-from-anywhere policy for substantially all our employees due to shelter-in-place mandates. In July 2021, we reopened our U.S. offices to fully-vaccinated employees, who choose to work in the office, and we lifted certain travel restrictions. The COVID-19 pandemic has had a prolonged impact on our supply chain operations due to restrictions, reduced capacity and limited availability from suppliers on whom we rely for sourcing components and materials and from third-party partners on whom we rely for manufacturing, warehousing and logistics services. Although demand for our products has been strong in the short-term as subscribers seek more bandwidth and better Wi-Fi, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy, which could in turn impact our revenue and results of operations. Furthermore, our supply chain continues to face constraints primarily due to challenges in sourcing components and materials and managing global logistics and transport services for our products due to shortages and delays. The prolonged impact of COVID-19 could exacerbate these constraints or cause further supply chain disruptions.
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
Revenue is recognized when a performance obligation is satisfied, which occurs when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue from sales of access and premises systems is recognized when control is transferred to the customer, which is generally when the products are shipped. Revenue from software platform licenses, which provides the customer with a right to use the software as it exists, is generally recognized upfront when product is made available to the customer. Revenue from cloud-based software subscriptions, customer support, maintenance, extended warranty subscriptions and managed services is generally recognized ratably over the contract term. Revenue from professional services and training is recognized as the services are delivered.
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
Inventory Valuation and Supplier Purchase Commitments
Inventory, which primarily consists of finished goods purchased from CMs or ODMs, is stated at the lower of cost (determined by the first-in, first-out method) and net realizable value. Inbound shipping costs and tariffs are included in the cost of inventory. In addition, we, from time to time, procure component inventory primarily as a result of manufacturing discontinuation of critical components by suppliers. We regularly monitor inventory quantities on-hand and record write-downs for excess and obsolete inventory based on our estimate of demand for our products, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds our estimated selling price. We also evaluate our supplier purchase commitments, which have increased significantly due to extended lead-times in the current supply chain environment, and record a liability for excess and obsolete components based on our estimated demand of our products, potential obsolescence of technology and product life cycles. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross profit. If inventory is written down, a new cost basis is established that cannot be increased in future periods. The sale of previously reserved inventory has not had a material impact on our gross margin.
Income Taxes
We evaluate our tax positions and estimate our current tax exposure along with assessing temporary differences that result from different book to tax treatment of items not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities on our Consolidated Balance Sheets, which are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our Consolidated Statements of Comprehensive Income (Loss) become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.
We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Prior to the third quarter of 2021, we maintained a full valuation allowance against all deferred tax assets, because there was insufficient positive evidence to overcome the existing negative evidence, primarily consisting of several years of consecutive reported pre-tax losses, such that it was not more likely than not that the deferred tax assets were realizable. In the third quarter of 2021, we reported positive operating performance for five consecutive quarters and continued to maintain a cumulative three-year pre-tax profit. In addition, we expect continued positive operating performance into the foreseeable future to allow for utilization of all operating losses and substantially all tax credit carryforwards prior to their expiration. After considering these factors, we determined that the positive evidence overcame the negative evidence and concluded that it was more likely than not that a substantial portion of our U.S. federal and certain other state deferred tax assets were realizable. We currently maintain a valuation allowance of $29.2 million for certain U.S. federal and California state deferred tax assets.
Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements that are significant or potentially significant to us.
Results of Operations for Years Ended December 31, 2021 and 2020
Revenue
The following table sets forth our revenue (dollars in thousands):

	Years Ended December 31,		2021 vs 2020 Change
	2021	2020	$	%
Revenue:
Systems	$642,577	$508,552	$134,025	26%
Services	36,817	32,687	4,130	13%
	$679,394	$541,239	$138,155	26%

Percent of total revenue:
Systems	95%	94%
Services	5%	6%
	100%	100%
Our revenue is principally derived in the United States. Revenue generated in the United States represented approximately 83% of our total revenue in 2021 and 88% in 2020.
Our revenue increased by $138.2 million, or 26%, during 2021 compared with 2020 mostly due to higher systems revenue of $134.0 million. Services revenue increased $4.1 million in 2021 compared with 2020. The increase in systems revenue was primarily due to higher revenue from our small, regional customers and, to a lesser extent, our medium-sized customers, as service providers adopted our All Platform offerings and sought to provide a better Wi-Fi experience, partially offset by a decrease in revenue to large customers. The increase in services revenue was due to the continued ramp in our service offerings aligned with cloud and software products for our customers.
No customer accounted for more than 10% of our total revenue for 2021. Lumen accounted for more than 10% of our total revenue in 2020. See Note 12 “Revenue from Contracts with Customers” to the Consolidated Financial Statements set forth in this report for more details on concentration of revenue for the years presented.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Years Ended December 31,		2021 vs 2020 Change
	2021	2020	$	%
Gross profit:
Systems	$345,474	$256,914	$88,560	34%
Services	11,113	10,105	1,008	10%
	$356,587	$267,019	$89,568	34%
Gross margin:
Systems	53.8%	50.5%
Services	30.2%	30.9%
	52.5%	49.3%

Gross profit increased by $89.6 million to $356.6 million during 2021 from $267.0 million during 2020. Gross margin increased to 52.5% during 2021 from 49.3% during 2020. The increase in systems gross margin in 2021 compared to the 2020 was mainly due to continued growth in our All Platform offerings along with favorable product and customer mix as well as a credit for previously paid tariffs due to product re-export of $4.3 million, or 70 basis points. This was partially offset by increased costs due to higher component costs and global freight charges due to the global supply-chain disruption and shortages.
Services gross margin decreased in 2021 due to continued investments in our customer success organization. This was partially offset by better service revenue mix as we shifted away from low gross margin deployment services to higher gross margin services aligned with our platform offerings.
Operating Expenses
Sales and Marketing Expenses
Sales and marketing expenses consist of personnel costs, employee sales commissions, marketing programs and events, software tools and travel-related expenses. The following table sets forth our sales and marketing expenses (dollars in thousands):

	Years Ended December 31,		2021 vs 2020 Change
	2021	2020	$	%
Sales and marketing	$125,909	$94,185	$31,724	34%
Percent of total revenue	19%	17%
Sales and marketing expenses increased by $31.7 million during 2021 compared with 2020 primarily due to increases in personnel expenses of $19.7 million, mainly related to investments in sales headcount and higher sales incentive compensation, marketing expenses of $4.9 million, stock-based compensation of $2.5 million, software costs of $1.8 million, travel expenses of $1.1 million and outside services expenses of $0.9 million.
We expect our investments in sales and marketing will increase in absolute dollars, but be relatively consistent as a percentage of revenue, as we extend our market reach and grow our business in support of our key strategic initiatives.
Research and Development Expenses
Research and development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations. The following table sets forth our research and development expenses (dollars in thousands):

	Years Ended December 31,		2021 vs 2020 Change
	2021	2020	$	%
Research and development	$101,747	$85,258	$16,489	19%
Percent of total revenue	15%	16%
The increase in research and development expenses of $16.5 million during 2021 compared with 2020 was mainly due to increases in outside services expenses of $7.7 million, personnel expenses of $6.7 million, stock-based compensation of $2.0 million and depreciation and amortization of $1.2 million. These increases were partially offset by lower facilities expenses of $1.2 million.
We expect our investments in research and development to increase in absolute dollars, but remain relatively consistent as a percentage of systems gross profit, as we expand the functionality and capabilities of our platforms.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs related to our executive, finance, human resources, information technology and legal organizations, outside consulting services, insurance, facilities and fees for professional services. Professional services consist of outside audit, legal, accounting and tax services. The following table sets forth our general and administrative expenses (dollars in thousands):

	Years Ended December 31,		2021 vs 2020 Change
	2021	2020	$	%
General and administrative	$55,779	$44,444	$11,335	26%
Percent of total revenue	8%	8%

The increase in general and administrative expenses of $11.3 million during 2021 compared with 2020 was mainly due to increases in stock-based compensation of $5.3 million, personnel expenses of $3.1 million, outside services expenses of $1.6 million and unallocated-facilities expenses of $1.4 million. Beginning in the third quarter of 2020, we changed our facility allocation to align with our work-from-anywhere initiative, and consequently, most of our facilities expenses are retained in general and administrative expenses. These increases were partially offset by a decrease in our bad debt expense of $1.0 million.
We expect our general and administrative investments to increase in absolute dollars but decline slightly as a percentage of revenue over time as revenue continues to grow.
Restructuring Charges (Benefit)
Responding to changes caused by the COVID-19 pandemic, we initiated a restructuring plan in June 2020 to accelerate our all-platform future and to align with a work-from-anywhere culture. We incurred restructuring charges of $6.3 million in 2020, consisting of facilities-related charges and severance and other termination related benefits. In 2021, we reversed $0.8 million in facilities-related charges as a result of subleasing the abandoned portion of our San Jose headquarters. See Note 4 “Balance Sheet Details” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Interest and Other Expense, Net
The following table sets forth our interest and other expense, net (dollars in thousands):

	Years Ended December 31,		2021 vs 2020 Change
	2021	2020	$	%
Interest and other expense, net	$(1,284)	$(2,562)	$1,278	(50)%

Interest and other expense, net increased by $1.3 million in 2021 compared with 2020 mainly due to lower interest expenses and lower foreign currency losses.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Years Ended December 31,		2021 vs 2020 Change
	2021	2020	$	%
Income taxes	$(165,724)	$800	$(166,524)	(20,816)%
Effective tax rate	(228)%	2%
During 2021, we recognized an income tax benefit of $162.0 million offset by current income taxes, based on our reassessment of the amount of our U.S. federal and other state deferred tax assets that are more likely than not to be realized, primarily as a result of actual and projected increases in U.S. profitability in the current and future periods. In performing our analysis, we used the most updated plans and estimates that we currently use to manage the underlying business and calculated the ability to utilize our deferred tax assets. We continue to maintain a valuation allowance of $29.2 million on certain U.S. federal and California state deferred tax assets that we believe are not more likely than not to be realized in future periods.
As of December 31, 2020, the total expense was primarily related to foreign activity. In 2020, based on a review of the positive and negative evidence, we concluded that the deferred tax assets were not more likely than not to be realized, which resulted in an immaterial domestic provision as the deferred tax assets were fully offset with the valuation allowance.
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
2020 Compared to 2019
For a comparison of our results of operations for the years ended December 31, 2020 and 2019, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 22, 2021.

Liquidity and Capital Resources
We have funded our operations and investing activities primarily through cash flow generated from operations, sales of our common stock, including an underwritten public offering in August 2020, and various borrowing arrangements. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $204.3 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government agency securities and commercial paper. This includes $3.6 million of cash primarily held by our foreign subsidiaries. As of December 31, 2021, our liability for taxes that would be payable as a result of repatriation of undistributed earnings of our foreign subsidiaries to the United States was not significant and limited to withholding taxes considering our existing net operating loss carryovers.
The following table presents the cash inflows and outflows by activity during 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Net cash provided by operating activities	$56,793	$51,409
Net cash used in investing activities	(110,661)	(60,801)
Net cash provided by financing activities	24,383	42,147
Operating Activities
Our operating activities provided cash of $56.8 million in 2021 and $51.4 million in 2020. The increase in net cash provided by operating activities during 2021 as compared to 2020 was due primarily to a favorable change in our net operating results of $44.1 million after adjustment of non-cash charges partially offset by a $38.7 million net cash outflow resulting from changes in operating assets and liabilities. We had a non-cash benefit from deferred income taxes of $168.4 million offset by non-cash charges of stock-based compensation of $24.2 million and depreciation and amortization of $15.0 million.
In 2021, cash outflows from changes in operating assets and liabilities primarily consisted of increases in inventory of $36.6 million to support revenue growth and to mitigate supply chain shortages and disruptions; in prepaid expenses and other assets of $27.1 million mainly due to advance payments to our supply chain partners and capitalized sales commissions; and in accounts receivable of $15.8 million due to increased revenue. These changes were partially offset by increases in accounts payable of $16.0 million due to increased inventory purchases; in deferred revenue of $10.4 million due to Calix Cloud subscriptions, support contracts and extended warranties; and in total accrued liabilities of $0.7 million, mainly related to component inventory held at suppliers and accrued freight.
Investing Activities
In 2021, cash used in investing activities of $110.7 million consisted of net purchases of marketable securities of $100.2 million and capital expenditures of $10.5 million, primarily related to purchases of test equipment and computer equipment.
Financing Activities
In 2021, net cash provided by financing activities of $24.4 million primarily consisted of proceeds from the issuance of common stock related to our equity plans of $25.6 million. This was partially offset by payments related to a financing arrangement of $1.2 million.
2020 Compared to 2019
For a discussion of our liquidity and capital resources and our cash flow activities for the years ended December 31, 2020 and 2019, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 22, 2021.

Working Capital and Capital Expenditure Needs
We generated positive operating cash flow for three consecutive years and ended fiscal 2021 with $204.3 million in cash, cash equivalents and marketable securities. In January 2022, we terminated our loan and security agreement with Bank of America, N.A. The BofA Loan Agreement provided for a revolving facility up to a principal amount of up to $35.0 million and would have expired in January 2023. As of December 31, 2021 and 2020, we had no outstanding borrowings.
In the third quarter of fiscal 2020, we completed an underwritten public offering of 3,220,000 shares of our common stock at $20.00 per share, including a full exercise by the Underwriters of their option to purchase an additional 420,000 shares of Common Stock, for net proceeds of $60.1 million after deducting the underwriting discount and expenses paid by us. We used the net proceeds to repay the line of credit and increase our capital available to invest in our future growth, especially during uncertain times.
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
Contractual Obligations and Commitments
Our principal commitments as of December 31, 2021 consisted of our contractual obligations under non-cancelable outstanding purchase obligations, operating lease obligations for office space and a revenue share obligation. The following table summarizes our contractual obligations as of December 31, 2021 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Non-cancelable purchase commitments (1)	$281,831	$241,557	$33,056	$7,218
Operating lease obligations (2)	18,034	4,473	9,031	4,530
Revenue share obligation (3)	14,010	4,731	9,279	—
	$313,875	$250,761	$51,366	$11,748

(1) Represents outstanding purchase commitments to be delivered by our third-party manufacturers or other vendors. See Note 6 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our outstanding purchase commitments related to our third-party manufacturers.
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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $204.3 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.
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

	Years Ended December 31,
	2021	2020	2019
USD	92%	92%	90%
RMB	6	6	7
GBP	2	2	3
INR	—	—	—
	100%	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, GBP and INR, our operating expenses for 2021 would have decreased or increased by approximately $2.3 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the year ended December 31, 2021 was a net translation gain of $50,000. This gain is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive loss.”
Transaction Exposure
We have certain assets and liabilities, primarily accounts receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other income (expense), net” in our Consolidated Statements of Comprehensive Income (Loss). During the year ended December 31, 2021, we recognized a net loss related to these foreign exchange assets and liabilities of approximately $0.2 million.

ITEM 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Calix, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Calix, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the recognition and realizability of deferred tax assets
As discussed in Note 10 to the consolidated financial statements, the Company assesses the estimated future realizability of the gross carrying value of its deferred tax assets at each reporting period. A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized. In addition, the Company recognizes the financial statement effects of uncertain tax positions when it is more likely than not that such positions will be sustained upon audit. During 2021, the Company recognized an income tax benefit of $165.7 million based on management’s reassessment of the amount of its U.S. federal and other state deferred tax assets that are more likely than not to be realized. The Company’s deferred tax assets include U.S. federal net operating loss and research and development carryforwards (hereinafter, collectively referred to as “carryforward assets”) of $388.2 million and $37.1 million as of December 31, 2021, respectively. The Company had unrecognized tax benefits of $26.0 million as of December 31, 2021, primarily related to the carryforward assets.
We identified the evaluation of the realizability of the carryforward assets, and the related unrecognized tax positions associated with these carryforward assets, as a critical audit matter. Subjective and challenging auditor judgment was required to: (i) evaluate the realizability of the carryforward assets based on the projected future taxable income over the periods in which those carryforward assets will be utilized, and (ii) assess the application of tax laws to utilize the carryforward assets, which have begun to expire.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s evaluation of the realizability of the carryforward assets, and the related unrecognized tax positions, including controls related to the application of tax laws and the projections of future taxable income. We evaluated positive and negative evidence used in assessing whether the carryforward assets were more likely than not to be realized in the future, including evaluating the nature, frequency, and severity of current and cumulative taxable income or losses, as well as future projections of taxable income. We evaluated the reasonableness of management’s projections of future taxable income considering (i) recent financial profitability trends of the Company, (ii) consistency with industry data and economic trends, (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit, and (iv) the Company’s ability to project future earnings based on comparisons of the Company’s previous annual projections to actual results. We performed a sensitivity analysis over the amount and timing of future taxable income to assess the impact on utilization of the carryforward assets. We read historical financial information to evaluate the more likely than not tax position associated with the U.S. federal net operating loss carryforwards. We involved income tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of tax laws to utilize the carryforward assets, which have begun to expire, and evaluating the recognition and realizability of the carryforward assets.
Evaluation of net realizable value of inventory and excess and obsolete inventory liabilities
As discussed in Notes 1, 4 and 6 to the consolidated financial statements, the Company has finished goods inventories with a carrying value of $88.9 million and excess and obsolete inventory liabilities of $7.6 million as of December 31, 2021. The Company adjusts the inventory carrying value for excess or obsolete inventory based on assumptions about future demand for products, potential obsolescence of technology, product life cycle, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds the estimated selling price. These factors are impacted by market and economic conditions, technology changes and new product introductions and require significant estimates that may include elements that are uncertain. The Company also records a liability and a charge to cost of systems revenue for estimated losses on inventory the Company is obligated to purchase from its manufacturers when the inventory has been rendered excess and obsolete due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that greatly exceed projected demand.
We identified the evaluation of net realizable value of inventory and excess and obsolete inventory liabilities as a critical audit matter. Evaluation of the Company’s forecasted demand, including the Company’s determination of the effect of market and economic conditions, technology and design changes, new product introductions, and discontinuation of products by its suppliers required significant auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s inventory process. This included controls over the forecasted demand and the Company’s determination of the effect of market and economic conditions, technology and design changes, new product introductions, and discontinuation of products. We evaluated the Company’s forecasted demand for a selection of products by assessing historical sales trends and customer order backlog. For a selection of inventory items, we (1) reperformed the analysis provided by the Company to assess the accuracy of the net realizable value of inventory by comparing historical sales activity, customer order backlog, or demand forecasts to the inventory on hand quantities, and (2) performed inquiries of Company’s personnel and inspected documents regarding market and economic conditions, technology and design changes, and new product introductions. We evaluated the reasonableness of management’s assumptions used to estimate the excess and obsolete inventory liabilities considering (1) inquiries of Company’s personnel regarding market and economic conditions, technology and design changes, or supplier discontinuations, (2) historical reimbursements to suppliers for excess and obsolete component inventory, (3) the excess and obsolete liabilities and purchase commitment trends, and (4) the sensitivity of the assumptions to the impact of the excess and obsolete liabilities.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Santa Clara, California
February 22, 2022

CALIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$51,333	$80,807
Marketable securities	153,002	52,982
Accounts receivable, net	85,219	69,419
Inventory	88,880	52,268
Prepaid expenses and other current assets	30,811	11,414
Total current assets	409,245	266,890
Property and equipment, net	21,783	20,381
Right-of-use operating leases	12,182	11,741
Deferred tax assets	168,962	—
Goodwill	116,175	116,175
Other assets	13,685	12,165
	$742,032	$427,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,061	$13,115
Accrued liabilities	71,597	68,736
Deferred revenue	27,478	19,189
Total current liabilities	128,136	101,040
Long-term portion of deferred revenue	22,016	19,904
Operating leases	12,376	12,946
Other long-term liabilities	11,076	13,137
Total liabilities	173,604	147,027
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 64,274 shares issued and outstanding as of December 31, 2021, and 62,122 shares issued and outstanding as of December 31, 2020	1,607	1,553
Additional paid-in capital	997,855	948,055
Accumulated other comprehensive loss	(320)	(191)
Accumulated deficit	(430,714)	(669,092)
Total stockholders’ equity	568,428	280,325
	$742,032	$427,352

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenue:
Systems	$642,577	$508,552	$393,231
Services	36,817	32,687	31,099
Total revenue	679,394	541,239	424,330
Cost of revenue:
Systems	297,103	251,638	211,309
Services	25,704	22,582	25,096
Total cost of revenue	322,807	274,220	236,405
Gross profit	356,587	267,019	187,925
Operating expenses:
Sales and marketing	125,909	94,185	82,553
Research and development	101,747	85,258	81,184
General and administrative	55,779	44,444	37,115
Restructuring charges (benefit)	(786)	6,286	—
Loss on asset retirement	—	—	2,474
Total operating expenses	282,649	230,173	203,326
Operating income (loss)	73,938	36,846	(15,401)
Interest and other expense, net:
Interest expense, net	(402)	(1,585)	(958)
Other expense, net	(882)	(977)	(173)
Total interest and other expense, net	(1,284)	(2,562)	(1,131)
Income (loss) before income taxes	72,654	34,284	(16,532)
Income taxes	(165,724)	800	1,162
Net income (loss)	$238,378	$33,484	$(17,694)
Net income (loss) per common share:
Basic	$3.77	$0.57	$(0.32)
Diluted	$3.51	$0.54	$(0.32)
Weighted-average number of shares used to compute net income (loss) per common share:
Basic	63,277	59,074	54,993
Diluted	67,856	61,998	54,993

Net income (loss)	$238,378	$33,484	$(17,694)
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale marketable securities, net	(179)	—	—
Foreign currency translation adjustments, net	50	663	(101)
Total other comprehensive income (loss), net of tax	(129)	663	(101)
Comprehensive income (loss)	$238,249	$34,147	$(17,795)

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance as of December 31, 2018	53,955	$1,482	$876,073	$(753)	$(684,882)	$(39,986)	$151,934
Stock-based compensation	—	—	11,181	—	—	—	11,181
Issuance of common stock under equity incentive plans, net of forfeitures	2,493	63	8,645	—	—	—	8,708
Net loss	—	—	—	—	(17,694)	—	(17,694)
Other comprehensive loss	—	—	—	(101)	—	—	(101)
Balance as of December 31, 2019	56,448	1,545	895,899	(854)	(702,576)	(39,986)	154,028
Stock-based compensation	—	—	13,960	—	—	—	13,960
Issuance of common stock under equity incentive plans, net of forfeitures	2,454	60	18,067	—	—	—	18,127
Issuance of common stock in connection with public offering, net of expenses	3,220	82	59,981	—	—	—	60,063
Treasury stock retirement		(134)	(39,852)	—	—	39,986	—
Net income	—	—	—	—	33,484	—	33,484
Other comprehensive income	—	—	—	663	—	—	663
Balance as of December 31, 2020	62,122	1,553	948,055	(191)	(669,092)	—	280,325
Stock-based compensation	—	—	24,230	—	—	—	24,230
Issuance of common stock under equity incentive plans, net of forfeitures	2,152	54	25,570	—	—	—	25,624
Net income	—	—	—	—	238,378	—	238,378
Other comprehensive loss	—	—	—	(129)	—	—	(129)
Balance as of December 31, 2021	64,274	$1,607	$997,855	$(320)	$(430,714)	$—	$568,428

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$238,378	$33,484	$(17,694)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	24,230	13,960	11,181
Depreciation and amortization	15,012	13,718	10,316
Deferred income taxes	(168,426)	—	—
Asset retirements and write-downs	—	3,914	2,636
Changes in operating assets and liabilities:
Accounts receivable, net	(15,800)	(22,910)	20,517
Inventory	(36,612)	(12,116)	9,998
Prepaid expenses and other assets	(27,074)	773	(63)
Accounts payable	16,025	2,190	(29,440)
Accrued liabilities	3,273	11,922	(1,836)
Deferred revenue	10,400	3,596	2,401
Other long-term liabilities	(2,613)	2,878	(3,362)
Net cash provided by operating activities	56,793	51,409	4,654
Investing activities:
Purchases of property and equipment	(10,463)	(7,819)	(13,353)
Purchases of marketable securities	(298,092)	(72,982)	—
Maturities of marketable securities	197,894	20,000	—
Net cash used in investing activities	(110,661)	(60,801)	(13,353)
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	25,624	18,127	8,708
Payments related to financing arrangements	(1,241)	(5,758)	(2,737)
Proceeds from the sale of common stock in connection with public offering, net of expenses	—	60,063	—
Proceeds from line of credit	—	30,000	143,300
Payments related to the line of credit	—	(60,285)	(143,300)
Net cash provided by financing activities	24,383	42,147	5,971
Effect of exchange rate changes on cash and cash equivalents	11	595	(89)
Net increase (decrease) in cash and cash equivalents	(29,474)	33,350	(2,817)
Cash and cash equivalents at beginning of year	80,807	47,457	50,274
Cash and cash equivalents at end of year	$51,333	$80,807	$47,457
Supplemental disclosures of cash flow information:
Interest paid	$631	$1,686	$1,123
Income taxes paid	$5,197	751	403
Non-cash investing activities:
Changes in accounts payable and accrued liabilities related to purchases of property and equipment	$194	$(597)	$(2,435)

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
Basis of Presentation and Accounting Guidance
The accompanying consolidated financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, particularly as variants of the coronavirus continue to spread around the world. Although the availability of vaccines has increased, there are no assurances as to when the pandemic will become endemic. In March 2020, the Company instituted office closures, travel restrictions and a work-from-anywhere policy for substantially all of its employees due to shelter-in-place mandates. In July 2021, the Company reopened its U.S. offices to fully-vaccinated employees who choose to work in the office and lifted certain travel restrictions. The COVID-19 pandemic has had a prolonged impact on the Company’s supply chain operations due to restrictions, reduced capacity and limited availability from suppliers on whom the Company relies for sourcing components and materials and from third-party partners on whom the Company relies for manufacturing, warehousing and logistics services. Although demand for the Company’s products has been strong in the short-term as subscribers seek more bandwidth and better Wi-Fi, customers’ purchasing decisions over the long-term may be impacted by the pandemic and its impact on the economy, which could in turn impact the Company’s revenue and results of operations. Furthermore, the Company’s supply chain continues to face constraints primarily due to challenges in sourcing components and materials for the Company’s products. The prolonged impact of COVID-19 could exacerbate these constraints or cause further supply chain disruptions. As of the issuance date of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations remains uncertain.
Use of Estimates
The preparation of financial statements is in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For the Company, these estimates include, but are not limited to: allowances for doubtful accounts and sales returns, excess and obsolete inventory, allowances for obligations to its contract manufacturers, valuation of stock-based compensation, useful lives assigned to long-lived assets, standard and extended warranty costs, realizability of deferred tax assets and uncertain tax positions and contingencies. Actual results could differ from those estimates, and such differences could be material to the Company’s financial position and results of operations.
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

Revenue is recognized when a performance obligation is satisfied, which occurs when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenue from sales of access and premises systems is recognized when control is transferred to the customer, which is generally when the products are shipped. Revenue from software platform licenses, which provides the customer with a right to use the software as it exists, is generally recognized upfront when made available to the customer. Revenue from cloud-based software subscriptions, customer support, maintenance, extended warranty subscriptions and managed services is generally recognized ratably over the contract term. Revenue from professional services and training is recognized as the services are delivered.
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
Cost of Revenue
Cost of revenue consists primarily of finished goods inventory purchased from the Company’s contract manufacturers, payroll and related expenses associated with managing the relationships with contract manufacturers, depreciation of manufacturing test equipment, warranty and retrofit costs, excess and obsolete inventory costs, allowances for obligations to its contract manufacturers, shipping charges and amortization of certain intangible assets. It also includes contractor and other costs of services incurred directly related to the delivery of services to customers.
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
The fair value of stock option and employee stock purchase right under the ESPP is estimated at the grant date using the Black-Scholes option valuation model. The fair value of RSUs and employee stock purchase right under the NQ ESPP is based on closing market price of the Company’s common stock on the date of grant.

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
Credit Risk and Inventory Supplier Concentrations
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. Cash equivalents consist of money market funds and marketable securities with a maturity at the date of purchase of ninety days or less, which are invested through financial institutions in the United States. Deposits in and investments held by these financial institutions may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company also has approximately $3.6 million of cash held by its foreign subsidiaries in Brazil, China and the United Kingdom. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these cash and cash equivalents.
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
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and other accrued liabilities approximate their fair value due to their relatively short-term nature. Marketable securities are valued using quoted market prices in active markets to determine fair value.
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
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of comprehensive loss in the stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as “Other income (expense), net.” Realized loss was de minimis for 2021.
For the Company’s available-for-sale debt securities in an unrealized loss position, the Company determines whether a credit loss exists. In this assessment, among other factors, the Company considers the extent to which the fair value is less than the amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If factors indicate a credit loss exists, an allowance for credit loss will be recorded to “Other income (expense), net,” limited by the amount that the fair value is less than the amortized cost basis. The amount of fair value change relating to all other factors will be recognized in other comprehensive loss.
See Note 2 “Cash, Cash Equivalents and Marketable Securities.”
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
Inventory Valuation and Supplier Purchase Commitments
Inventory, which primarily consists of finished goods purchased from CMs or ODMs, is stated at the lower of cost (determined by the first-in, first-out method) or market value. Inbound shipping costs and U.S. tariffs are included in cost of inventory. In addition, the Company, from time to time, procures component inventory primarily as a result of manufacturing discontinuation of critical components by suppliers. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. The Company also evaluates its supplier purchase commitments, which have increased significantly due to extended lead-times in the current supply chain environment, and records a liability for excess and obsolete components based on its estimated demand of our products, potential obsolescence of technology and product life cycles. These factors are impacted by market and economic conditions, technology changes and new product introductions and require significant estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross profit. If inventory is written down, a new cost basis is established that cannot be increased in future periods. Shipments from suppliers before the Company receives them are recorded as in-transit inventory when title and the significant risks and rewards of ownership have passed to the Company.
Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year cloud-based software subscriptions and extended warranty support contracts.
Capitalized commissions are amortized as sales and marketing expenses over the period that the related revenue is recognized, which can be up to five years for extended warranty. The Company classifies the unamortized portion of deferred commissions as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in “Prepaid expenses and other current assets” and “Other assets,” respectively, in the Company’s Consolidated Balance Sheets.
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
At the end of the second quarter of 2021, the Company completed its annual goodwill impairment test. Based on its assessment of certain qualitative factors such as market capitalization, management concluded that the fair value of the Company was more likely than not greater than its carrying amount as of June 27, 2021. As such, it was not necessary to perform the two-step quantitative goodwill impairment test at the time.
There have been no significant events or changes in circumstances subsequent to the 2021 annual impairment test that would more likely than not indicate that the carrying value of goodwill may have been impaired as of December 31, 2021. There were no impairment losses for goodwill for the years ended December 31, 2021, 2020 or 2019.
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
Income Taxes
The Company evaluates its tax positions and estimates its current tax exposure along with assessing temporary differences that result from different book to tax treatment of items not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities on the Company’s Consolidated Balance Sheets, which are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s Consolidated Statements of Comprehensive Income (Loss) become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, realization of the Company’s deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.
The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not more likely than not, it must establish a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Prior to the third quarter of 2021, the Company maintained a 100% valuation allowance against all deferred tax assets, because there was insufficient positive evidence to overcome the existing negative evidence, primarily consisting of several years of consecutive reported pre-tax losses, such that it was not more likely than not that the deferred tax assets were realizable. In the third quarter of 2021, the Company had reported positive operating performance for five consecutive quarters and continued to maintain a cumulative three-year pre-tax profit. In addition, the Company expects continued positive operating performance into the foreseeable future to allow for utilization of all operating loss and substantially all tax credit carryforwards prior to their expiration. After considering these factors, the Company determined that the positive evidence overcame any negative evidence and concluded that it was more likely than not that a substantial portion of its U.S. federal and certain other state deferred tax assets were realizable. The Company currently maintains a valuation allowance of $29.2 million for certain U.S. federal and California state deferred tax assets.
Newly Adopted Accounting Standards
The Company did not adopt any new accounting standards in 2021 that were significant to the Company.
Recent Accounting Pronouncements Not Yet Adopted
There have been no accounting pronouncements or changes in accounting pronouncements that are significant or potentially significant to the Company.

2. Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents:
Cash	$26,442	$30,745
Commercial paper	21,582	—
Money market funds	2,320	10,068
Corporate debt securities	989	—
U.S. government securities	—	39,994
Total cash and cash equivalents	51,333	80,807
Marketable securities:
Commercial paper	80,812	—
U.S. government securities	60,279	52,982
U.S. government agency securities	5,527	—
Corporate debt securities	3,576	—
Municipal securities	2,808	—
Total marketable securities	153,002	52,982
	$204,335	$133,789
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities. The above amounts in 2021 are net of $0.2 million in unrealized losses. Unrealized losses in 2020 were de minimis. As of December 31, 2021, all marketable securities were due in two years or less.
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
The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of December 31, 2021	Level 1	Level 2	Total
Money market funds	$2,320	$—	$2,320
U.S. government securities	60,279	—	60,279
Commercial paper	—	102,394	102,394
U.S. government agency securities	—	5,527	5,527
Corporate debt securities	—	4,565	4,565
Municipal securities	—	2,808	2,808
	$62,599	$115,294	$177,893

As of December 31, 2020	Level 1
Money market funds	$10,068
U.S. government securities	92,976
$103,044

4. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2021	2020
Accounts receivable	$85,944	$70,824
Allowance for doubtful accounts	(725)	(1,405)
	$85,219	$69,419
The table below summarizes the changes in allowance for doubtful accounts and product return liability for the periods indicated (in thousands):

	Balance at Beginning of Year	Additions Charged to Expenses or Revenue Net of Recoveries	Write Offs and Returns	Balance at End of Year
Year Ended December 31, 2021:
Allowance for doubtful accounts	$1,405	$(201)	$(479)	$725
Product return liability	1,888	3,681	(3,733)	1,836
Year Ended December 31, 2020:
Allowance for doubtful accounts	$374	$1,085	$(54)	$1,405
Product return liability	919	3,391	(2,422)	1,888
Year Ended December 31, 2019:
Allowance for doubtful accounts	$370	$168	$(164)	$374
Product return liability	880	1,620	(1,581)	919
Inventory consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$130	$34
Finished goods	88,750	52,234
	$88,880	$52,268
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Test equipment	$39,476	$37,670
Computer equipment	11,156	9,062
Software	9,013	16,093
Furniture and fixtures	1,812	2,069
Leasehold improvements	1,351	1,345
	62,808	66,239
Accumulated depreciation and amortization	(41,025)	(45,858)
	$21,783	$20,381
Depreciation and amortization expenses were $15.0 million, $13.7 million and $10.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Other long-term assets consisted of the following (in thousands):

	December 31,
	2021	2020
Intangible asset	$6,885	$9,517
Other long-term assets	6,800	2,648
	$13,685	$12,165
Intangible Asset Acquisition
In March 2018, and as amended in December 2020, the Company entered into an agreement with a vendor to develop a certain software product and related enhancements pursuant to which the Company is obligated to make revenue-share payments under the program, subject to aggregate fixed revenue-share payments of $15.8 million. The payments are based on a revenue-share rate applied to revenue from the developed-product and the corresponding hardware sales through March 2024. If the minimum revenue-share payments are not achieved by the end of that period, a true-up payment will be due. The Company had its first sale in August 2019, and as a result, the Company capitalized an intangible asset with a value of $13.2 million in the third quarter of 2019 and also recognized a liability of $13.2 million (a non-cash investing activity). The intangible asset has an estimated five-year useful life and is being amortized using the greater of the ratio of current gross revenue for the products to the total of current and anticipated future gross revenue for the products or the straight-line method. As of December 31, 2021, the liability, including accrued interest, was $13.2 million of which $4.7 million is included in “Accrued liabilities” and $8.5 million in “Other long-term liabilities” in the accompanying Consolidated Balance Sheet. As of December 31, 2020, the liability, including accrued interest, was $13.9 million of which $2.9 million was included in accrued liabilities and $11.0 million in other long-term liabilities.
Capitalized Cloud Implementation Costs
In January 2020, the Company went live with its cloud-based enterprise resource planning (“ERP”) system. As a result, the Company capitalized $7.5 million of implementation costs in both “Prepaid expenses and other current assets” and “Other long-term assets” in the Company's Consolidated Balance Sheet. This amount is being amortized over a period of 29 months, representing the remaining contractual term. The amortization expense for the years ended December 31, 2021 and 2020 was $3.1 million.
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Compensation and related benefits	$23,165	$23,740
Component inventory held by suppliers	7,611	3,992
Current portion of warranty and retrofit	7,076	9,208
Professional and consulting fees	4,819	4,497
Customer advances or rebates	4,742	8,374
Current portion of revenue-share payments	4,731	2,925
Taxes payable	4,251	3,476
Freight	3,997	1,955
Operating leases	3,596	2,994
Product returns	1,836	1,888
Operations	1,400	950
Other	4,373	4,737
	$71,597	$68,736

Changes in the Company’s accrued warranty and retrofit liability were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of year	$9,208	$7,294	$8,547
Provision for warranty and retrofit charged to cost of revenue	3,370	5,888	4,425
Utilization of reserve	(2,984)	(3,974)	(5,678)
Balance at end of year	$9,594	$9,208	$7,294
Accrued Restructuring Charges
Responding to trends caused by the COVID-19 pandemic, the Company initiated a restructuring plan in June 2020 to accelerate the Company’s All-Platform future and to align with a work-from-anywhere culture. The Company incurred restructuring charges of approximately $6.3 million, consisting of facilities-related charges and severance and other termination related benefits for the year ended December 31, 2020.
In the fourth quarter of 2021, as a result of subleasing the abandoned portion of the Company’s San Jose headquarters, the Company reversed $0.8 million in facilities-related charges due to the expected recovery of accrued common areas maintenance fees.
The following table summarizes the activities pursuant to the above restructuring plan (in thousands):

	Facilities	Severance and Related Benefits	Total
Restructuring charges	$5,112	$1,174	$6,286
Asset write-down	(3,748)	—	(3,748)
Cash payments	(120)	(1,042)	(1,162)
Balance as of December 31, 2020	$1,244	$132	$1,376
Restructuring benefit	(786)	—	(786)
Cash payments	(277)	(132)	(409)
Balance as of December 31, 2021	$181	$—	$181
5. Credit Agreements
Line of Credit
In January 2022, the Company terminated the loan and security agreement with Bank of America, N.A. (“BofA Loan Agreement”). The BofA Loan Agreement provided for a revolving facility up to a principal amount of $35.0 million and would have expired in January 2023. As of December 31, 2021, the Company had no outstanding borrowings.
Financing Arrangements
During 2018, the Company entered into financing arrangements to purchase lab and test equipment for approximately $5.1 million, which were non-cash investing activities. In the fourth quarter of 2020, the Company paid $1.4 million to settle the remainder of the balance. The weighted average interest rate was 6.2%.
The Company entered into financing arrangements for consulting services of $2.0 million in 2019 and $1.8 million in 2018 in connection with the Company’s ERP implementation, which were non-cash investing activities. In the fourth quarter of 2020, the Company paid $1.4 million to settle the remainder of the balance. The weighted average interest rate was 6.3%.

6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of December 31, 2021 (in thousands):

Year Ending December 31,	Future Minimum Lease Payments
2022	$4,473
2023	4,600
2024	4,430
2025	3,971
2026	560
Total future minimum lease payments	18,034
Less imputed interest	(2,062)
$15,972
As of December 31, 2021, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$3,596
Operating leases	12,376
$15,972
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $9.6 million and are included in the table for the year ended December 31, 2021 above.
In October 2021, the Company entered into a lease for a facility in Bangalore, India. The lease commenced in October 2021 for a term of 60 months. The future minimum lease payments of $2.2 million are included in the table for the year ended December 31, 2021 above. The Company recorded a right-of-use operating lease asset and operating lease liability of $2.0 million in the fourth quarter of 2021.
The above tables also include future minimum lease payments for the Company's office facilities in Petaluma, California; Plymouth, Minnesota; Richardson, Texas; Nanjing, China; and West Jordan, Utah, which expire at various dates through 2027.
In November 2021, the Company entered into a sublease for a portion of the San Jose headquarters office space that was previously abandoned. The sublease commences in August 2022 for a term of 39 months. Future minimum payments consisted of the following as of December 31, 2021 (in thousands):

Year Ending December 31,	Future Minimum Sublease Payments
2022	$308
2023	750
2024	773
2025	661
Total future minimum sublease payments	$2,492
The weighted average discount rate for the Company’s operating leases as of December 31, 2021 was 6.1%. The weighted average remaining lease term as of December 31, 2021 was 3.9 years.
For the years ended December 31, 2021, 2020 and 2019, total rent expense of the Company was $4.1 million, $4.0 million and $4.7 million, respectively. Cash paid within operating cash flows for operating leases was $3.9 million for year ended December 31, 2021.
Purchase Commitments
The Company’s CMs and ODMs place orders for certain component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs and ODMs. The Company places purchase orders with its CMs and ODMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the finished goods inventory. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. As of December 31, 2021 and 2020, the Company had approximately $247.3 million and $123.7 million, respectively, of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs, within one to two years.
The Company has from time to time, and subject to certain conditions, reimbursed certain suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying Consolidated Balance Sheets, were $7.6 million and $4.0 million as of December 31, 2021 and 2020, respectively. The Company records the related charges in cost of systems revenue in its Consolidated Statements of Comprehensive Income (Loss).
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
7. Stockholders’ Equity
Preferred Stock
The Board of Directors has the authority, without a further vote of the stockholders, to designate and issue up to 5.0 million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. Since the Company’s initial public offering, the Board of Directors has not designated any rights, preference or powers of any preferred stock, and no shares of preferred stock have been issued.
Common Stock
Holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors out of legally available funds. No dividends have been declared or paid as of December 31, 2021. In the event of the Company’s liquidation, dissolution or winding up, holders of the Company’s common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of the Company’s debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then outstanding shares of preferred stock.

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
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, are eligible to receive awards under the 2019 Plan. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs or other stock or cash-based awards and dividend equivalents to eligible individuals.
The number of shares available for issuance under the 2019 Plan included an initial reserve of 1.7 million shares of common stock, any shares of common stock that are available for issuance under the 2010 Plan as of the effective date of the 2019 Plan and any shares of common stock subject to issued and outstanding awards under the 2010 Plan that expire, are cancelled or otherwise terminate following the effective date of the 2019 Plan. At the Company’s 2021 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the 2019 Plan by 3.8 million shares. As of December 31, 2021, there were 6.8 million shares available for issuance under the 2019 Plan.
Stock options granted under the 2019 Plan are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Stock options issued under the 2019 Plan generally vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter for a period of an additional three years. The options have a maximum term of ten years.
In February 2020, PSOs exercisable for up to an aggregate of 0.8 million shares of common stock were granted to certain Company executives with a grant date fair value of $9.16 per share. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net income for 2020 (collectively, the “2020 Performance Targets”) during the one-year performance period. Under the 2020 Performance Targets, if non-GAAP net income is below 80% of target or bookings are below 90% of target, no shares are awarded. From this base, shares are awarded on a 50% weighting for both non-GAAP net income and bookings up to 100% for each 2020 Performance Target using a sliding scale. In February 2021, the Compensation Committee of the Company’s Board of Directors certified the full achievement of the 2020 Performance Targets subject to the four-year services condition. As such, 25% of the shares of the PSOs were vested on that date, and the remaining 75% of the shares of common stock will vest substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. Stock-based compensation expense of $0.8 million and $1.6 million was recognized for the years ended December 31, 2021 and 2020, respectively, related to these awards.
In February 2021, PSOs exercisable for up to an aggregate of 0.7 million shares of common stock were granted to certain Company executives with a grant date exercise price of $36.74 per share. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net income for 2021 (collectively, the “2021 Performance Targets”) during the one-year performance period. Under the 2021 Performance Targets, if the non-GAAP net income is below 80% of target or bookings are below 90% of target, no shares would be awarded. From this base, shares are awarded on a 50% weighting for both non-GAAP net income and bookings up to 100% for each 2021 Performance Target using a sliding scale. In February 2022, the Compensation Committee of the Company’s Board of Directors certified the results against the 2021 Performance Targets and awarded 97% of PSOs subject to the four-year services condition. As such, 25% of the awarded shares of the PSOs were vested on that date, and the remaining 75% of the shares of common stock will vest substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. Stock-based compensation expense of $6.3 million was recognized for the year ended December 31, 2021 related to these awards.

Stock Options
The following table summarizes the activity of stock options under the Company’s equity incentive plans (in thousands, except per share data):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise Price	Life	Intrinsic
Stock Options	Shares	Per Share	(in years)	Value (1)
Outstanding as of December 31, 2020	6,801	$9.76
Granted	1,578	42.89
Exercised	(1,450)	7.70
Canceled	(281)	24.18
Outstanding as of December 31, 2021	6,648	$17.46	7.34	$415,597
Vested and expected to vest as of December 31, 2021	6,484	$17.13	7.31	$407,477
Options exercisable as of December 31, 2021	3,191	$8.61	5.91	$227,689

(1) Amounts represent the difference between the exercise price and the fair market value of common stock at December 31, 2021 of $79.97 per share for all “in-the-money” options outstanding.
During the years ended December 31, 2021, 2020 and 2019, total intrinsic value of stock options exercised was $59.6 million, $6.7 million and $0.2 million, respectively. Total cash received from employees as a result of stock option exercises in 2021, 2020 and 2019 was $11.2 million, $0.9 million and $0.4 million, respectively.
Employee Stock Purchase Plans
The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation subject to certain Internal Revenue Code limitations. In addition, no participant may purchase more than 2,000 shares of common stock in each offering period.
The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. At the Company’s 2021 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the ESPP by 1.3 million shares. The total shares authorized for issuance under the ESPP increased from 9.8 million shares to 11.1 million shares. As of December 31, 2021, there were 3.6 million shares available for issuance under the ESPP. During the year ended December 31, 2021, 0.3 million shares were purchased under the ESPP. As of December 31, 2021, unrecognized stock-based compensation expense of $0.3 million related to the ESPP is expected to be recognized over a remaining service period of 0.1 years.
The NQ ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their eligible compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The NQ ESPP provides two six-month offering periods from November 15th through May 14th and May 15th through November 14th of each year. At the Company’s 2021 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the NQ ESPP by 0.8 million shares. The maximum number of shares of common stock currently authorized for issuance under the NQ ESPP is 5.5 million shares, with a maximum of 0.5 million shares allocated per purchase period. As of December 31, 2021, there were 2.8 million shares available for issuance under the NQ ESPP, including the stockholder-approved 0.8 million share increase. During the year ended December 31, 2021, 0.3 million shares were purchased and issued. As of December 31, 2021, unrecognized stock-based compensation expense of $8.0 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 1.1 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenue:
Products	$790	$575	$507
Services	668	450	389
Sales and marketing	6,728	4,273	3,415
Research and development	6,769	4,736	3,913
General and administrative	9,275	3,926	2,957
	$24,230	$13,960	$11,181
The following table summarizes the weighted-average grant date fair values of the Company’s stock-based awards granted in the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Stock options	$26.55	$8.55	$3.66
RSUs	$—	$11.22	$6.62
ESPP	$12.93	$5.52	$2.04
NQ ESPP	$55.50	$19.40	$7.24
The Company values employee stock purchase rights under the NQ ESPP at the closing market price of the Company’s common stock on the date of grant.
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
The following table summarizes the weighted-average assumptions used in estimating the grant-date fair value of stock options and of each employee’s purchase right under the ESPP in the periods indicated:

	Years Ended December 31,
Stock Options	2021	2020	2019
Expected volatility	56%	53%	47%
Expected life (years)	6.04	6.11	6.11
Expected dividend yield	—	—	—
Risk-free interest rate	1.11%	0.48%	1.67%

	Years Ended December 31,
ESPP	2021	2020	2019
Expected volatility	63%	70%	48%
Expected life (years)	0.49	0.39	0.49
Expected dividend yield	—	—	—
Risk-free interest rate	0.05%	0.12%	2.03%

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
As of December 31, 2021, unrecognized stock-based compensation expense by award type, net of estimated forfeitures, and their expected weighted-average recognition periods are summarized in the following table (in thousands).

	Stock Option	ESPPs
Unrecognized stock-based compensation expense	$31,512	$8,355
Weighted-average amortization period (in years)	2.1	1.1
The Company expects to recognize stock-based compensation expense of $19.6 million in 2022, $10.9 million in 2023, $6.8 million in 2024 and $2.6 million in 2025.
Shares Reserved for Future Issuance
As of December 31, 2021, the Company had common shares reserved for future issuance as follows (in thousands):

Stock options outstanding	6,648
Shares available for future grant under 2019 Plan	6,846
Shares available for future issuance under ESPP	3,589
Shares available for future issuance under NQ ESPP	2,802
19,885
8. Employee Benefit Plan
The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company, at the discretion of the Board of Directors, may make additional matching contributions on behalf of the participants. The Company made matching contributions totaling $3.2 million, $2.7 million and $2.5 million in 2021, 2020 and 2019, respectively.
9. Accumulated Other Comprehensive Loss
The table below summarizes the changes in accumulated other comprehensive loss by component:

`	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2019	$—	$(854)	$(854)
Other comprehensive income	—	663	663
Balance as of December 31, 2020	—	(191)	(191)
Other comprehensive income (loss)	(179)	50	(129)
Balance as of December 31, 2021	$(179)	$(141)	$(320)
Assets and liabilities of the Company’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenue and expenses are translated at the monthly average exchanges rates. These translations result in differences called foreign currency translation adjustments. Realized foreign currency transaction gains or losses were not significant during the years ended December 31, 2021, 2020 and 2019 and are recorded in “Other income (expense), net” in the Company's Consolidated Statements of Comprehensive Income (Loss).
10. Income Taxes
The domestic and foreign components of income (loss) before incomes taxes were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Domestic	$70,776	$33,777	$(17,935)
Foreign	1,878	507	1,403
	$72,654	$34,284	$(16,532)

Income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
State	$2,818	$285	$313
Foreign	438	507	835
Current income tax	3,256	792	1,148
Deferred:
Federal	(157,355)	—	—
State	(11,631)	—	—
Foreign	6	8	14
Deferred income tax	(168,980)	8	14
	$(165,724)	$800	$1,162
The differences between the statutory and effective tax rates, expressed as a percentage of net income (loss) before income taxes, were as follows:

	Years Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Impact of state taxes	(15.6)	0.1	5.6
Foreign operations	(0.2)	0.6	(2.8)
R&D tax credits	1.4	(4.8)	6.2
Foreign income inclusion	—	—	(1.3)
Stock-based compensation	(12.8)	(4.1)	(5.1)
Other permanent items	(0.3)	0.6	(2.0)
Tax true-up	(0.2)	(0.4)	(11.8)
Valuation allowance	(208.3)	(48.1)	(16.8)
Net operating loss expiration	(13.1)	37.4	—
	(228.1)%	2.3%	(7.0)%

The significant components of the Company’s deferred tax assets were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets (liabilities):
Net operating loss carryforwards	$82,672	$114,973
Tax credit carryforwards	52,538	49,978
Depreciation and amortization	(1,511)	681
Accruals and reserves	10,302	10,753
Deferred revenue	11,351	9,219
Stock-based compensation	4,921	4,821
Intangible assets	37,692	(568)
Other	233	(18)
Gross deferred tax assets	198,198	189,839
Valuation allowance	(29,236)	(189,858)
	$168,962	$(19)

All deferred taxes, along with any related valuation allowance, are classified in the Consolidated Balance Sheet as long-term.
A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized. At each reporting period, the Company assesses the estimated future realizability of the gross carrying value of its deferred tax assets. The Company’s periodic assessments take into consideration both positive evidence (future profitability projections for example and recent financial performance) and negative evidence (historical financial performance for example) as it relates to evaluating the future recoverability of its deferred tax assets. During 2021, the Company recognized an income tax benefit of $165.7 million, based on management’s reassessment of the amount of its U.S. federal and other state deferred tax assets that are more likely than not to be realized, primarily as a result of actual and projected increases in U.S. profitability in the current and future periods. In performing its analysis, the Company used the most updated plans and estimates that it currently uses to manage the underlying business and calculated the ability to utilize its deferred tax assets. The Company continues to maintain a valuation allowance of $29.2 million on certain U.S. federal and state deferred tax assets that the Company believes are not more likely than not to be realized in future periods.
As of December 31, 2021, the Company had U.S. federal and state net operating losses of approximately $388.2 million and $52.3 million, respectively. The U.S. federal net operating loss carryforwards have begun to expire and will continue to expire at various dates through 2039 if not utilized. The state net operating loss carryforwards have begun to expire and will continue to expire at various dates through 2039 if not utilized. Additionally, the Company has U.S. federal, California and other U.S. states research and development credits of approximately $37.1 million, $42.1 million and $3.0 million as of December 31, 2021, respectively. The U.S. federal research and development credits have begun to expire in 2021, and the California research and development credits have no expiration date. The credits related to other various U.S. states have begun to expire and will continue to expire at various dates through 2036.
Uncertain Tax Positions
ASC 740, “Income Taxes,” prescribes a recognition threshold and measurement attribute to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The standard requires the Company to recognize the financial statement effects of an uncertain tax position when it is more likely than not that such position will be sustained upon audit. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively, in its Consolidated Statements of Comprehensive Income (Loss).

The following table reconciles the Company’s unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2021	2020
Balance at beginning of year	$23,516	$22,264
Reduction for tax positions related to prior year	(1,427)	(163)
Additions for tax positions related to prior year	1,947	—
Additions for tax positions related to current year	1,956	1,415
Balance at end of year	$25,992	$23,516

As of December 31, 2021 and 2020, the Company had unrecognized tax benefits of $26.0 million and $23.5 million, respectively, $13.7 million of which would affect the Company’s effective tax rate if recognized. There were no accrued interest or penalties for uncertain income tax as of December 31, 2021.
The Company files tax returns in the United States and various state jurisdictions, the United Kingdom, China and Brazil. The tax years 2000 through 2021 remain open and subject to examination by the appropriate governmental agencies due to tax attribute carryforwards.
11. Net Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$238,378	$33,484	$(17,694)
Denominator:
Weighted-average common shares — basic	63,277	59,074	54,993
Effect of dilutive potential common shares	4,579	2,924	—
Weighted-average common shares — diluted	67,856	61,998	54,993

Basic net income (loss) per common share	$3.77	$0.57	$(0.32)
Diluted net income (loss) per common share	$3.51	$0.54	$(0.32)
Potentially dilutive shares excluded, weighted-average	1,006	753	6,607
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
Geographic Information:
The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Years Ended December 31,
	2021	2020	2019
United States	$565,964	$473,779	$365,701
Europe	45,879	22,925	11,464
Americas excluding U.S.	45,719	27,802	24,821
Middle East & Africa	19,018	14,075	18,617
Asia Pacific	2,814	2,658	3,727
	$679,394	$541,239	$424,330
The Company’s property and equipment, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	December 31,
	2021	2020
United States	$19,900	$19,383
China	1,840	998
India	43	—
	$21,783	$20,381
Contract Asset
The primary contract asset is revenue recognized on professional services contracts where the services are transferred to the customer over time, which has yet to be billed, and is classified within accounts receivable. Amounts are billed in accordance with the agreed-upon contractual terms. The balance as of December 31, 2021 was $1.7 million of which the Company expects to bill 91% of the balance during 2022. The balance as of December 31, 2020 was $2.3 million of which $0.2 million remained in the Company's Consolidated Balance Sheet at December 31, 2021. The decrease in the contract asset was driven by billings for past services as well as the timing and volume of professional services contracts.
Contract Liability
Deferred revenue consisted of the following (in thousands):

	December 31,
	2021	2020
Current:
Products and services	$22,586	$14,651
Extended warranty	4,892	4,538
	27,478	19,189
Long-term:
Products and services	3,137	1,879
Extended warranty	18,879	18,025
	22,016	19,904
	$49,494	$39,093

The increase in the deferred revenue balance for the year ended December 31, 2021 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by $19.2 million of revenue recognized that was included in the deferred revenue balance at the beginning of the year.
Revenue allocated to remaining performance obligations represent contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This amount was $125.3 million as of December 31, 2021, and the Company expects to recognize 34% of such revenue over the next 12 months and the remainder thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of December 31, 2021, the unamortized balance of deferred commissions was $7.4 million. For the year ended December 31, 2021 the amount of amortization was $1.4 million, and there was no impairment loss in relation to the costs capitalized.
Concentration of Customer Risk
No customer accounted for more than 10% of the Company’s total revenue for the year ended December 31, 2021. Lumen Technologies, Inc. (formerly CenturyLink, Inc.), the Company’s only greater-than-10%-of-revenue customer, represented 11% and 15% of total revenue for the years ended December 31, 2020 and 2019, respectively.
One customer represented 12% of the Company’s accounts receivable as of December 31, 2021. No customer represented more than 10% of the Company’s accounts receivable as of December 31, 2020.

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, (2013 framework). Based on our evaluation, management has concluded that we maintained effective control over financial reporting as of December 31, 2021 based on the COSO criteria. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
Information required by this Item 10 relating to our directors is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors” and “Director Compensation” and in other applicable sections of the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, or the Proxy Statement, to be filed within 120 days of the end of the fiscal year covered by this Report. Information required by this Item 10 relating to our officers is incorporated by reference to the information set forth under the captions “Executive Officers” and “Executive Compensation” and in other applicable sections of the Proxy Statement. Information regarding our Section 16 reporting compliance is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
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
ITEM 14.    Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Santa Clara, CA Auditor Firm ID: 185
Information required by this Item 14 relating to principal account fees and services is incorporated by reference to the information set forth under the caption “Principal Accountant Fees and Services” of the Proxy Statement.

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
10.1*
Calix, Inc. 2010 Equity Incentive Award Plan and related documents (filed as Exhibit 10.4 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference)

10.2
Form of Indemnification Agreement made by and between Calix, Inc. and each of its directors, executive officers and some employees (filed as Exhibit 10.5 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference)

10.3*
Offer Letter between Calix, Inc. and Carl Russo dated November 1, 2006 (filed as Exhibit 10.8 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference)

10.4*
Offer Letter by and between Calix, Inc. and Michael Weening dated May 20, 2016 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on August 3, 2016 (File No. 001-34674) and incorporated by reference)

10.5*
Letter Agreement dated November 27, 2019 by and between Calix, Inc. and Michael Weening (filed as Exhibit 10.2 to Calix’s Form 8-K filed with the SEC on December 3, 2019 (File No. 001-34674) and incorporated by reference)

10.6*
Amendment to Letter Agreement dated November 12, 2020 between Calix, Inc. and Michael Weening (filed as Exhibit 10.6 to Calix’s Form 10-K filed with the SEC on February 22, 2021 (File No. 001-34674) and incorporated by reference)

10.7*
Offer Letter between Calix, Inc. and Cory Sindelar dated September 28, 2017 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on August 11, 2017 (File No. 001-34674) and incorporated by reference)

Exhibit
Number	Description

10.8*
Nonstatutory Inducement Stock Option Grant Notice between Calix, Inc. and Cory Sindelar dated October 1, 2017 (filed as Exhibit 10.3 to Calix’s Form 10-Q filed with the SEC on August 11, 2017 (File No. 001-34674) and incorporated by reference)

10.9*
Letter Agreement dated November 27, 2019 by and between Calix, Inc. and Cory Sindelar (filed as Exhibit 10.1 to Calix’s Form 8-K filed with the SEC on December 3, 2019 (File No. 001-34674) and incorporated by reference)

10.10
Net Lease Agreement by and between Calix, Inc. and Orchard Parkway San Jose, LLC dated March 9, 2018 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on May 5, 2018 (File No. 001-34674) and incorporated by reference)

10.11
First Amendment to Net Lease Agreement by and between Calix, Inc. and Orchard Parkway San Jose, LLC dated November 14, 2018 (filed as Exhibit 10.30 to Calix's Form 10-K filed with the SEC on March 1, 2019 (File No. 001-34674) and incorporated by reference)

10.12
Second Amendment to Net Lease Agreement by and between Calix, Inc. and Orchard Parkway San Jose, LLC dated December 10, 2020 (filed as Exhibit 10.12 to Calix’s Form 10-K filed with the SEC on February 22, 2021 (File No. 001-34674) and incorporated by reference)

10.13*
Calix, Inc. 2019 Equity Incentive Award Plan (incorporated by reference to Appendix A to the Registrant's definitive proxy statement on Schedule 14A, filed with the SEC on April 1, 2020 (File No. 001-34674))

10.14*
Calix, Inc. 2019 Equity Incentive Award Plan - Form of Notice of Grant of Stock Option and Option Agreement (filed as Exhibit 10.14 to Calix’s Form 10-K filed with the SEC on February 22, 2021 (File No. 001-34674) and incorporated by reference)

10.15*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended May 16, 2019 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on July 25, 2019 (File No. 001-34674) and incorporated by reference)

10.16*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended May 16, 2019 (filed as Exhibit 10.2 to Calix's Form 10-Q filed with the SEC on July 25, 2019 (File No. 001-34674) and incorporated by reference)

10.17*
Amended and Restated Employee Stock Purchase Plan effective April 24, 2020 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on July 21, 2020 (File No. 001-34674) and incorporated by reference)

10.18*
Amended and Restated 2017 Nonqualified Employee Stock Purchase Plan effective April 24, 2020 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on July 21, 2020 (File No. 001-34674) and incorporated by reference)

10.19*
Calix, Inc. Amended and Restated Executive Change in Control and Severance Plan effective March 26, 2021 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on April 27, 2021 (File No. 001-34674) and incorporated by reference)

10.20*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended February 11, 2021 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on April 27, 2021 (File No. 001-34674) and incorporated by reference)

10.21*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended February 11, 2021 (filed as Exhibit 10.3 to Calix’s Form 10-Q filed with the SEC on July 27, 2021 (File No. 001-34674) and incorporated by reference)

10.22*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended August 11, 2021 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on October 26, 2021 (File No. 001-34674) and incorporated by reference)

10.23*
Second Amendment to Letter Agreement between Calix, Inc. and Michael Weening dated August 11, 2021 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on October 26, 2021 (File No. 001-34674) and incorporated by reference)

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

Calix, Inc. (Registrant)

Dated:	February 22, 2022	By:	/s/ Carl Russo
Carl Russo
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated:	February 22, 2022	By:	/s/ Cory Sindelar
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2022.

Signature	Title	Date

/s/ Carl Russo	Chairman and Chief Executive Officer (Principal Executive Officer)	February 22, 2022
Carl Russo

/s/ Cory Sindelar	Chief Financial Officer (Principal Financial Officer)	February 22, 2022
Cory Sindelar

/s/ Don Listwin	Lead Independent Director	February 22, 2022
Don Listwin

/s/ Christopher Bowick	Director	February 22, 2022
Christopher Bowick

/s/ Kathy Crusco	Director	February 22, 2022
Kathy Crusco

/s/ Kevin DeNuccio	Director	February 22, 2022
Kevin DeNuccio

/s/ Michael Everett	Director	February 22, 2022
Michael Everett

/s/ Kira Makagon	Director	February 22, 2022
Kira Makagon

/s/ Michael Matthews	Director	February 22, 2022
Michael Matthews

/s/ Kevin Peters	Director	February 22, 2022
Kevin Peters

/s/ J. Daniel Plants	Director	February 22, 2022
J. Daniel Plants