Form 10-Q
period 2022-04-02
CALIX, INC
filed 2022-04-26
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of April 18, 2022, there were 64,611,837 shares of the Registrant’s common stock, par value $0.025 outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 2, 2022	December 31, 2021
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$44,369	$51,333
Marketable securities	168,756	153,002
Accounts receivable, net	87,952	85,219
Inventory	105,016	88,880
Prepaid expenses and other current assets	34,129	30,811
Total current assets	440,222	409,245
Property and equipment, net	22,307	21,783
Right-of-use operating leases	11,796	12,182
Deferred tax assets	168,685	168,962
Goodwill	116,175	116,175
Other assets	16,061	13,685
	$775,246	$742,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,553	$29,061
Accrued liabilities	71,764	71,597
Deferred revenue	32,261	27,478
Total current liabilities	141,578	128,136
Long-term portion of deferred revenue	21,189	22,016
Operating leases	11,656	12,376
Other long-term liabilities	9,018	11,076
Total liabilities	183,441	173,604
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of April 2, 2022 and December 31, 2021	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 64,612 shares issued and outstanding as of April 2, 2022, and 64,274 shares issued and outstanding as of December 31, 2021	1,616	1,607
Additional paid-in capital	1,014,336	997,855
Accumulated other comprehensive loss	(1,552)	(320)
Accumulated deficit	(422,595)	(430,714)
Total stockholders’ equity	591,805	568,428
	$775,246	$742,032
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Revenue:
Systems	$174,426	$153,302
Services	10,522	8,772
Total revenue	184,948	162,074
Cost of revenue:
Systems	85,913	69,663
Services	7,243	6,169
Total cost of revenue	93,156	75,832
Gross profit	91,792	86,242
Operating expenses:
Sales and marketing	36,091	28,051
Research and development	29,817	24,364
General and administrative	16,031	13,025
Total operating expenses	81,939	65,440
Operating income	9,853	20,802
Interest and other expense, net:
Interest income (expense), net	35	(125)
Other income (expense), net	(68)	88
Total interest and other expense, net	(33)	(37)
Income before income taxes	9,820	20,765
Income taxes	1,701	150
Net income	$8,119	$20,615
Net income per common share:
Basic	$0.13	$0.33
Diluted	$0.12	$0.31
Weighted-average number of shares used to compute
net income per common share:
Basic	64,489	62,554
Diluted	68,405	67,019

Net income	$8,119	$20,615
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale marketable securities, net	(1,161)	—
Foreign currency translation adjustments, net	(71)	(35)
Total other comprehensive loss, net of tax	(1,232)	(35)
Comprehensive income	$6,887	$20,580

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	64,274	$1,607	$997,855	$(320)	$(430,714)	$568,428
Stock-based compensation	—	—	10,467	—	—	10,467
Issuance of common stock under equity incentive plans, net of forfeitures	338	9	6,014	—	—	6,023
Net income	—	—	—	—	8,119	8,119
Other comprehensive loss	—	—	—	(1,232)	—	(1,232)
Balance as of April 2, 2022	64,612	$1,616	$1,014,336	$(1,552)	$(422,595)	$591,805

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	62,122	$1,553	$948,055	$(191)	$(669,092)	$280,325
Stock-based compensation	—	—	5,171	—	—	5,171
Issuance of common stock under equity incentive plans, net of forfeitures	729	19	8,620	—	—	8,639
Net income	—	—	—	—	20,615	20,615
Other comprehensive loss	—	—	—	(35)	—	(35)
Balance as of April 3, 2021	62,851	$1,572	$961,846	$(226)	$(648,477)	$314,715

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Operating activities:
Net income	$8,119	$20,615
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	10,467	5,171
Depreciation and amortization	3,943	4,077
Deferred income taxes	277	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,733)	(4,989)
Inventory	(16,137)	(19,943)
Prepaid expenses and other assets	(6,738)	(1,321)
Accounts payable	8,186	16,156
Accrued liabilities	802	(12,856)
Deferred revenue	3,956	5,362
Other long-term liabilities	(2,777)	(2,374)
Net cash provided by operating activities	7,365	9,898
Investing activities
Purchases of property and equipment	(3,231)	(2,274)
Purchases of marketable securities	(73,034)	(54,192)
Maturities of marketable securities	56,119	43,000
Net cash used in investing activities	(20,146)	(13,466)
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	6,023	8,639
Payments related to financing arrangements	(137)	—
Net cash provided by financing activities	5,886	8,639
Effect of exchange rate changes on cash and cash equivalents	(69)	(24)
Net increase (decrease) in cash and cash equivalents	(6,964)	5,047
Cash and cash equivalents at beginning of period	51,333	80,807
Cash and cash equivalents at end of period	$44,369	$85,854

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from the audited financial statements at that date.
The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first quarter ending on the Saturday closest to March 31st. As a result, the Company had one less day in the three months ended April 2, 2022 than for the three months ended April 3, 2021. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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

2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s significant accounting policies did not change during the three months ended April 2, 2022.
Newly Adopted Accounting Standard
The Company did not adopt any new accounting standards during the three months ended April 2, 2022 that were significant to the Company.

Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the three months ended April 2, 2022 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that are significant or potentially significant to the Company.
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
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive loss in the stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as other expense, net. There were no realized gains and losses for the period ended April 2, 2022.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	April 2, 2022	December 31, 2021
Cash and cash equivalents:
Cash	$26,269	$26,442
Commercial paper	9,139	21,582
U.S. government agency securities	3,797	—
U.S. government securities	2,499	—
Municipal securities	1,760	—
Money market funds	805	2,320
Corporate debt securities	100	989
Total cash and cash equivalents	44,369	51,333
Marketable securities:
U.S. government securities	88,727	60,279
Commercial paper	69,279	80,812
U.S. government agency securities	6,613	5,527
Municipal securities	2,226	2,808
Corporate debt securities	1,911	3,576
Total marketable securities	168,756	153,002
	$213,125	$204,335
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities.

The amortized cost and fair value of marketable securities as of April 2, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Losses	Fair Value
U.S. government securities	$89,943	$(1,216)	$88,727
Commercial paper	69,317	(38)	69,279
U.S. government agency securities	6,685	(72)	6,613
Municipal securities	2,231	(5)	2,226
Corporate debt securities	1,916	(5)	1,911
Total marketable securities	$170,092	$(1,336)	$168,756
Unrealized gains and losses were de minimis as of December 31, 2021.
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

The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of April 2, 2022	Level 1	Level 2	Total
Money market funds	$805	$—	$805
U.S. government securities	91,226	—	91,226
Commercial paper	—	78,418	78,418
U.S. government agency securities	—	10,410	10,410
Municipal securities	—	3,986	3,986
Corporate debt securities	—	2,011	2,011
	$92,031	$94,825	$186,856

As of December 31, 2021	Level 1	Level 2	Total
Money market funds	$2,320	$—	$2,320
U.S. government securities	60,279	—	60,279
Commercial paper	—	102,394	102,394
U.S. government agency securities	—	5,527	5,527
Corporate debt securities	—	4,565	4,565
Municipal securities	—	2,808	2,808
	$62,599	$115,294	$177,893

5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	April 2, 2022	December 31, 2021
Accounts receivable	$88,663	$85,944
Allowance for doubtful accounts	(711)	(725)
	$87,952	$85,219
Inventory consisted of the following (in thousands):

	April 2, 2022	December 31, 2021
Raw materials	$323	$130
Finished goods	104,693	88,750
	$105,016	$88,880
Property and equipment, net consisted of the following (in thousands):

	April 2, 2022	December 31, 2021
Test equipment	$41,093	$39,476
Computer equipment	10,735	11,156
Software	9,264	9,013
Furniture and fixtures	1,526	1,812
Leasehold improvements	1,401	1,351
Total	64,019	62,808
Accumulated depreciation and amortization	(41,712)	(41,025)
	$22,307	$21,783
Other long-term assets consisted of the following (in thousands):

	April 2, 2022	December 31, 2021
Intangible asset	$6,227	$6,885
Other long-term assets	9,834	6,800
	$16,061	$13,685
Intangible Asset Acquisition
In March 2018, and as amended in December 2020, the Company entered into an agreement with a vendor to develop a certain software product and related enhancements pursuant to which the Company is obligated to make revenue-share payments under the program, subject to aggregate fixed revenue-share payments of $15.8 million. The payments are based on a revenue-share rate applied to revenue from the developed-product and the corresponding hardware sales through March 2024. If the minimum revenue-share payments are not achieved by the end of that period, a true-up payment will be due. The Company had its first sale in August 2019, and as a result, the Company capitalized an intangible asset with a value of $13.2 million in the third quarter of 2019 and also recognized a liability of $13.2 million (a non-cash investing activity). The intangible asset has an estimated five-year useful life and is being amortized using the greater of the ratio of current gross revenue for the products to the total of current and anticipated future gross revenue for the products or the straight-line method. As of April 2, 2022, the liability, including accrued interest, was $13.3 million of which $6.6 million is included in “Accrued liabilities” and $6.7 million in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2021, the liability, including accrued interest, was $13.2 million of which $4.7 million was included in “Accrued liabilities” and $8.5 million in other “Other long-term liabilities.”

Accrued liabilities consisted of the following (in thousands):

	April 2, 2022	December 31, 2021
Compensation and related benefits	$15,979	$23,165
Component inventory held by suppliers	8,360	7,611
Current portion of warranty and retrofit	7,337	7,076
Customer advances or rebates	6,979	4,742
Current portion of revenue share payments	6,580	4,731
Professional and consulting fees	5,654	4,819
Taxes payable	5,115	4,251
Freight	4,548	3,997
Operating leases	3,761	3,596
Product returns	2,186	1,836
Operations	1,213	1,400
Other	4,052	4,373
	$71,764	$71,597
Changes in the Company’s accrued warranty and retrofit liability were as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Balance at beginning of period	$9,594	$9,208
Provision for warranty and retrofit charged to cost of revenue	527	1,202
Utilization of reserve	(551)	(760)
Balance at end of period	$9,570	$9,650
6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of April 2, 2022 (in thousands):

Period	Future Minimum Lease Payments
Remainder of 2022	$3,423
2023	4,706
2024	4,536
2025	4,036
2026	566
Total future minimum lease payments	17,267
Less imputed interest	(1,850)
$15,417
As of April 2, 2022, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$3,761
Operating leases	11,656
$15,417
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $9.0 million and are included in the table above.
The weighted average discount rate for the Company’s operating leases as of April 2, 2022 was 6.1%. The weighted average remaining lease term as of April 2, 2022 was 3.8 years.

Total rent expense of the Company was $1.1 million for the three months ended April 2, 2022 and April 3, 2021 for each respective period. Cash paid within operating cash flows for operating leases was $1.1 million and $1.0 million for the three months ended April 2, 2022 and April 3, 2021, respectively.
Purchase Commitments
The Company’s suppliers, including contract manufacturers (“CMs”) and original design manufacturers (“ODMs”), place orders for certain component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs and ODMs. The Company places purchase orders with its CMs and ODMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the finished goods inventory. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. As of April 2, 2022 and April 3, 2021, the Company had approximately $261.4 million and $107.8 million, respectively, of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs, within one to two years.
The Company has from time to time, and subject to certain conditions, reimbursed certain suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $8.4 million and $7.6 million as of April 2, 2022 and December 31, 2021, respectively. The Company records the related charges in cost of systems revenue in its Condensed Consolidated Statements of Comprehensive Income.
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
7. Stockholders’ Equity
2019 Equity Incentive Award Plan
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, are eligible to receive awards under the 2019 Equity Incentive Award Plan (“the 2019 Plan”). The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards and dividend equivalents to eligible individuals. As of April 2, 2022, there were 5.9 million shares available for issuance under the 2019 Plan.
Stock Options
During the three months ended April 2, 2022, stock option awards exercisable for up to an aggregate of 0.3 million shares of common stock were granted with a grant date weighted-average exercise price of $55.96 per share. These stock option awards vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter over an additional three years.
In February 2022, performance-based stock option awards exercisable for up to an aggregate of 0.7 million shares of common stock were granted to certain Company executives with a grant date exercise price of $55.96 per share. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net operating income for 2022 (collectively, the “2022 Performance Targets”) during the one-year performance period. These performance-based stock option awards will vest, subject to certification by the Compensation Committee of the Company’s Board of Directors upon the achievement of the 2022 Performance Targets, as to 25% of the shares of common stock earned on the one year anniversary of the date of grant, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. If the non-GAAP net operating income target is achieved below 80% of target or the bookings target is achieved below 90% of target, no shares would be awarded, and the performance-based stock option awards would be forfeited in full. If both targets are achieved at the minimum threshold of 80% of target for non-GAAP net operating income and 90% of target for bookings, then the shares are awarded at 50% of the granted shares, with an increasing percentage of shares awarded above the minimum thresholds up to 100% of the granted shares if both targets are achieved at 100% or more of target. The probability of meeting the performance conditions related to these performance-based stock option awards was assessed to be probable as of April 2, 2022, and stock-based compensation expense of $1.6 million was recognized for the three months ended April 2, 2022.
During the three months ended April 2, 2022, 0.2 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $7.61 per share. As of April 2, 2022, unrecognized stock-based compensation expense of $54.6 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.2 years.
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
The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of April 2, 2022, there were 3.5 million shares available for issuance under the ESPP. During the three months ended April 2, 2022, 0.1 million shares were purchased under the ESPP. As of April 2, 2022, unrecognized stock-based compensation expense of $0.8 million related to the ESPP is expected to be recognized over a remaining service period of 0.4 years.
The NQ ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their eligible compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. Beginning in the second quarter of 2022, the NQ ESPP will provide four three-month offering periods, from August 8th through November 7th, November 8th through February 7th, February 8th through May 7th and May 8th through August 7th of each year. A transition period will begin on May 15th and will end on August 7, 2022. As of April 2, 2022, there were 2.8 million shares available for issuance under the NQ ESPP. As of April 2, 2022, unrecognized stock-based compensation expense of $6.4 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 1.0 year.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Cost of revenue:
Products	$373	$162
Services	242	150
Sales and marketing	2,482	1,447
Research and development	3,745	1,583
General and administrative	3,625	1,829
	$10,467	$5,171
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
The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
United States	$165,631	$139,347
Americas ex U.S.	8,871	11,403
Europe	6,573	3,414
Middle East & Africa	3,617	7,089
Asia Pacific	256	821
	$184,948	$162,074
Contract Asset
The primary contract asset is revenue recognized on professional services contracts where the services are transferred to the customer over time, which has yet to be billed, and is classified within accounts receivable. Amounts are billed in accordance with the agreed-upon contractual terms. The balance as of December 31, 2021 was $1.7 million of which $0.9 million remained in the Company’s Condensed Consolidated Balance Sheet as of April 2, 2022. The closing balance as of April 2, 2022 was $2.1 million of which the Company expects to bill 83% of the balance during the remainder of 2022. The increase in the contract asset was driven by the timing of professional services contracts with the Company's customers.
Contract Liability
Deferred revenue consisted of the following (in thousands):

	April 2, 2022	December 31, 2021
Current:
Products and services	$27,293	$22,586
Extended warranty	4,968	4,892
	32,261	27,478
Long-term:
Products and services	2,568	3,137
Extended warranty	18,621	18,879
	21,189	22,016
	$53,450	$49,494

The increase in the deferred revenue balance for the three months ended April 2, 2022 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations offset by $7.3 million of revenue recognized that was included in the deferred revenue balance at the beginning of the period.
Revenue allocated to remaining performance obligations represents contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This amount was $138.0 million as of April 2, 2022, and the Company expects to recognize 35% of such revenue over the next 12 months and the remainder thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of April 2, 2022 and December 31, 2021, the unamortized balance of deferred commissions was $7.3 million and $7.4 million, respectively. For the three months ended April 2, 2022 and April 3, 2021, the amount of amortization was $0.8 million and $0.1 million, respectively. There was no impairment loss in relation to the costs capitalized for either period.

Concentration of Customer Risk
No customer accounted for more than 10% of the Company’s total revenue for the three months ended April 2, 2022 and April 3, 2021.
No customer represented more than 10% of the Company’s accounts receivable as of April 2, 2022. One customer represented 12% of the Company’s accounts receivable as of December 31, 2021.
9. Income Taxes
The following table presents income taxes and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended
	April 2, 2022	April 3, 2021
Income before income taxes	$9,820	$20,765
Income taxes	$1,701	$150
Effective tax rate	17.3%	0.7%
The Company’s income taxes for the three months ended April 2, 2022 and April 3, 2021 were determined using an estimated effective tax rate adjusted for discrete items that occurred during the respective periods. The Company's effective tax rate for the three months ended April 2, 2022 was lower than the statutory federal corporate tax rate of 21% primarily due to U.S. federal research tax credits and excess tax benefits from stock-based compensation partially offset by state taxes, the inclusion of income from certain foreign operations and the effect of non-deductible stock-based compensation for executive officers. The Company's effective tax rate for the three months ended April 3, 2021 was significantly lower than 2022 as the Company maintained a full valuation allowance during the period.
The Company has net deferred tax assets that have arisen primarily as a result of temporary differences, net operating loss carryforwards and tax credits. The Company’s ability to realize a deferred tax asset is based on its ability to generate sufficient future taxable income within the applicable carryforward period and subject to any applicable limitations. Management continues to believe that it is more likely than not we will utilize a significant portion of our deferred tax assets.
The Company continues to maintain a valuation allowance of $30.3 million on certain U.S. federal and state deferred tax assets that the Company believes are not more likely than not to be realized in future periods.
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
The Company’s income taxes may be subject to fluctuation during the year and in future years as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate including factors as actual results differing from its estimates of pre-tax earnings in the various jurisdictions in which the Company operates, which could impact the recognition of its deferred tax assets, benefits from stock option exercises, further investments in the Company’s foreign operations, the recognition or de-recognition of tax benefits related to uncertain tax positions and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

10. Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	April 2, 2022	April 3, 2021
Numerator:
Net income	$8,119	$20,615
Denominator:
Weighted-average common shares outstanding used to compute basic net income per share	64,489	62,554
Effect of dilutive common stock equivalents	3,916	4,465
Weighted-average common shares outstanding used to compute diluted net income per share	68,405	67,019
Net income per common share:
Basic net income per common share	$0.13	$0.33
Diluted net income per common share	$0.12	$0.31
Potentially dilutive shares, weighted average	1,231	415
Potentially dilutive shares have been excluded from the computation of diluted net income per common share when their effect is antidilutive. These antidilutive shares were from stock options.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue or other financial items, any statement of or concerning the following: the plans and objectives of management for future operations, proposed new products or licensing, product development, anticipated customer demand or capital expenditures, anticipated growth and trends in our business and industry, future economic and/or market conditions or performance and assumptions underlying any of the above. In some cases, forward-looking statements can be identified by the use of terminology such as “could,” “may,” “will,” “would,” “expects,” “believes,” “intends,” “plans,” “anticipates,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative thereof or other comparable terminology. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including those identified in the Risk Factors discussed in Part II, Item 1A, of this report on Form 10-Q, as well as in other sections of this report and in our Annual Report on Form 10-K for the year ended December 31, 2021. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
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
Revenue fluctuations result from many factors, including, but not limited to: increases or decreases in customer orders for our products and services, market, financial or other factors that may delay or materially impact customer purchasing decisions, non-availability of products due to supply chain challenges, including component and labor shortages and increasing lead times as well as disruptions as a result of the COVID-19 pandemic, contractual terms with customers that result in delayed revenue recognition and varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers have in the past spent less in the first quarter as they are finalizing their annual budgets, and in certain regions, customers are challenged by winter weather conditions that inhibit fiber deployment in outside infrastructure. Our revenue is also dependent upon our customers’ timing of purchases, capital expenditure plans and decisions to upgrade their network or adopt new technologies, including adoption of our software and cloud platform solutions, as well as our ability to grow our customer base.
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue for the three months ended April 2, 2022, and that we expect will impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, including higher costs due to materials shortages including components, supply constraints or unfavorable changes in trade policies, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty and incurrence of retrofit costs, amortization of intangibles, asset write-offs, support fees for silicon-related development work for our products, allowances for obligations to our suppliers and inventory write-downs. Given the ongoing supply chain disruptions related to component shortages, longer lead times as a result of increased global demand for certain components and disruptions related to the COVID-19 pandemic, we have experienced and are continuing to experience product supply delays and related challenges, and we expect these delays and related challenges to persist in the foreseeable future. Similarly, challenges in supply chain logistics have persisted due to greater global demand for transport services as well as labor shortages and resulted in increases in our global freight charges. In addition, we periodically elect to ship by air in order to meet delivery commitments to our customers, and air freight rates remain elevated relative to pre-pandemic levels. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
Our gross profit and gross margin fluctuate based on timing of factors such as changes in customer mix and changes in the mix of products demanded and sold (and any related write-downs of existing inventory or accrual for supplier commitments) and have in the past been negatively impacted by increases in mix of revenue from channel sales rather than direct sales or other unfavorable customer or product mix, shipment volumes and any related volume discounts, changes in our product and services costs, pricing decreases or discounts, new product introductions or upgrades to existing products, customer rebates and incentive programs due to competitive pressure or materials shortages, supply constraints, investments to support expansion of cloud and customer support offerings, tariffs or unfavorable changes in trade policies.
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
Our critical accounting policies and estimates, which are revenue recognition, inventory valuation and supplier purchase commitments and income taxes, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021. For the three months ended April 2, 2022, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the three months ended April 2, 2022 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2021 that are significant or potentially significant to us.

Results of Operations
Comparison of the Three Months Ended April 2, 2022 and April 3, 2021
Revenue
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021	Variance in Dollars	Variance in Percent
Revenue:
Systems	$174,426	$153,302	$21,124	14%
Services	10,522	8,772	1,750	20%
	$184,948	$162,074	$22,874	14%

Percent of total revenue:
Systems	94%	95%
Services	6%	5%
	100%	100%
Our revenue increased by $22.9 million for the three months ended April 2, 2022, as compared to the corresponding period in 2021 mostly due to higher systems revenue of $21.1 million, as compared to the corresponding period in 2021. Services revenue increased by $1.8 million compared to the corresponding period in 2021. The increase in systems revenue was primarily due to higher revenue from our growing base of small, regional customers as BSPs continue to adopt our All Platform offerings and seek to provide a better Wi-Fi experience for their customers. The increase in services revenue was due to the continued ramp in our service offerings aligned with cloud and software products for our customers.
For the three months ended April 2, 2022, revenue generated in the United States was $165.6 million, or 90% of our total revenue, compared to $139.3 million, or 86% of our total revenue, for the same period in 2021. International revenue was $19.3 million, or 10% of our total revenue, for the three months ended April 2, 2022, as compared to $22.7 million, or 14% of our total revenue, for the same period in 2021.
No customer accounted for more than 10% of the Company’s total revenue for the three months ended April 2, 2022 and April 3, 2021.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021	Variance in Dollars	Variance in Percent
Gross profit:
Systems	$88,513	$83,639	$4,874	6%
Services	3,279	2,603	676	26%
	$91,792	$86,242	$5,550	6%
Gross margin:
Systems	50.7%	54.6%
Services	31.2%	29.7%
Overall	49.6%	53.2%
Gross profit increased to $91.8 million for the three months ended April 2, 2022, from $86.2 million during the corresponding period in 2021 due to higher revenue for both systems and services. The decrease in systems gross margin of 390 basis points for the three months ended April 2, 2022 compared to the corresponding period in 2021 was mainly due to higher component and logistics costs. Services gross margin increased by 150 basis points for the three months ended April 2, 2022 compared to the corresponding period in 2021 as our service revenue reflects a greater contribution from higher gross margin services aligned with our platform offerings, which more than offset the investments in our customer success organization.

Operating Expenses
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021	Variance in Dollars	Variance in Percent
Sales and marketing expenses	$36,091	$28,051	$8,040	29%
Percent of total revenue	20%	17%
Sales and marketing expenses for the three months ended April 2, 2022 increased by $8.0 million compared with the corresponding period in 2021 primarily due to increases in personnel expenses of $5.9 million, mainly related to investments in sales headcount and higher sales incentive compensation, travel expenses of $1.1 million and stock-based compensation of $1.0 million.
We expect our investments in sales and marketing will increase in absolute dollars, but be relatively consistent as a percentage of revenue, as we extend our market reach and grow our business in support of our key strategic initiatives.
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021	Variance in Dollars	Variance in Percent
Research and development expenses	$29,817	$24,364	$5,453	22%
Percent of total revenue	16%	15%
Percentage of systems gross profit	34%	29%
Research and development expenses for the three months ended April 2, 2022 increased by $5.5 million as compared with the corresponding period in 2021 mainly due to increases in personnel expenses of $2.5 million and stock-based compensation of $2.2 million and outside services of $0.6 million.
We expect our investments in research and development to increase in absolute dollars, but remain relatively consistent as a percentage of systems gross profit, as we expand the functionality and capabilities of our platforms.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021	Variance in Dollars	Variance in Percent
General and administrative expenses	$16,031	$13,025	$3,006	23%
Percent of total revenue	9%	8%
General and administrative expenses for the three months ended April 2, 2022 increased by $3.0 million as compared with the corresponding period in 2021 mainly due to increases in stock-based compensation of $1.8 million, personnel expenses of $0.6 million and outside services of $0.5 million.
We expect our general and administrative investments to increase in absolute dollars but decline slightly as a percentage of revenue over time as revenue continues to grow.

Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021	Variance in Dollars	Variance in Percent
Income taxes	$1,701	$150	$1,551	1,034%
Effective tax rate	17.3%	0.7%
For the first quarter of 2021, we maintained a full valuation allowance against our deferred tax assets, resulting an income tax provision primarily due to state and foreign taxes payable. For the first quarter of 2022, after having released the valuation allowance during the third quarter of 2021, our income tax expense was $1.7 million for an effective tax rate of 17.3%, which differs from the statutory rate of 21% primarily due to U.S. federal research tax credits and excess tax benefits from stock-based compensation partially offset by state taxes, the inclusion of income from certain foreign operations and the effect of non-deductible stock-based compensation for executive officers.
Our income taxes may be subject to fluctuation during the year and in future years as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as actual results differing from our estimates of pre-tax earnings in the various jurisdictions in which we operate, which could impact the recognition of our deferred tax assets, further benefits from stock option exercises, investments in our foreign operations, the recognition or de-recognition of tax benefits related to uncertain tax positions and changes in or the interpretation of tax laws in jurisdictions where we conduct business.
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through sales of our common stock, cash flow generated from operations and various borrowing arrangements. As of April 2, 2022, we had cash, cash equivalents and marketable securities of $213.1 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government agency securities and commercial paper.
Operating Activities
Net cash provided by operating activities was $7.4 million for the three months ended April 2, 2022 and consisted of net income of $8.1 million partially offset by non-cash charges of $14.7 million and cash flow decreases of $15.4 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $10.5 million and depreciation and amortization of $3.9 million.
Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in inventory of $16.1 million to support revenue growth and to mitigate supply chain shortages and disruptions and an increase in accounts receivable of $2.7 million in line with our revenue growth. In addition, there was an increase in prepaid expenses and other assets of $6.7 million mainly due to advanced payments to supply chain partners and a decrease in total accrued liabilities of $2.0 million. These changes were partially offset by an increase in accounts payable of $8.2 million due to increased inventory purchases and an increase in deferred revenue of $4.0 million due to Calix Cloud subscriptions and support contracts.
During the three months ended April 3, 2021, net cash provided by operating activities was $9.9 million and consisted of net income of $20.6 million and non-cash charges of $9.2 million, consisting of stock-based compensation of $5.2 million and depreciation and amortization of $4.1 million. This was partially offset by cash flow decreases of $20.0 million reflected in the net change in assets and liabilities. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in inventory of $19.9 million to support revenue growth and to mitigate supply chain shortages and disruptions and a decrease in total accrued liabilities of $15.2 million, mainly related to incentive compensation payouts, rebate redemptions and a reduction of customer advance payments. In addition, there was an increase in accounts receivable of $5.0 million, due to product shipment timing, and an increase in prepaid expenses and other assets of $1.3 million mainly due to prepaid software licenses. These changes were partially offset by an increase in accounts payable of $16.2 million due to increased inventory purchases and an increase in deferred revenue of $5.4 million due to support contracts, extended warranties and Calix Cloud subscriptions.
Investing Activity
For the three months ended April 2, 2022, cash used in investing activities of $20.1 million consisted of net purchases of marketable securities of $16.9 million and capital expenditures of $3.2 million, consisting primarily of purchases of test equipment and computer equipment.

For the three months ended April 3, 2021, cash used in investing activities of $13.5 million consisted of net purchases of marketable securities of $11.2 million and capital expenditures of $2.3 million, consisting primarily of purchases of test equipment and computer equipment.
Financing Activities
Net cash provided by financing activities of $5.9 million for the three months ended April 2, 2022 and $8.6 million for the three months ended April 3, 2021 primarily consisted of proceeds from the issuance of common stock related to our equity plans.
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

Contractual Obligations and Commitments
Our principal commitments as of April 2, 2022 consisted of our contractual obligations under non-cancelable outstanding purchase obligations, operating lease obligations for office space and a revenue share obligation. The following table summarizes our contractual obligations as of April 2, 2022 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$317,604	$245,071	$52,519	$12,865	$7,149
Operating lease obligations (2)	17,267	4,593	9,161	3,513	—
Revenue share obligation (3)	13,997	5,164	8,833	—	—
	$348,868	$254,828	$70,513	$16,378	$7,149

(1) Represents outstanding purchase commitments to be delivered by our third-party manufacturers or other vendors. See Note 6, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our outstanding purchase commitments related to our third-party manufacturers.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of April 2, 2022, we had cash, cash equivalents and marketable securities of $213.1 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.
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

	Three Months Ended
	April 2, 2022	April 3, 2021
USD	92%	91%
RMB	6%	6%
GBP	2%	3%
INR	—%	—%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, GBP and INR, our operating expenses for the first three months of 2022 would have decreased or increased by approximately $0.6 million, or approximately 1%. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments. In the future, we may consider entering into hedging transactions to help mitigate our foreign currency exchange risk.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended April 2, 2022 was a net translation loss of $0.1 million. This loss is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive loss.”

Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other income (expense), net” in our Condensed Consolidated Statements of Comprehensive Income. During the three months ended April 2, 2022, the net gain we recognized related to these foreign exchange assets and liabilities of approximately $41,000.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of April 2, 2022, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
ITEM 1A. Risk Factors
We have identified the following additional risks and uncertainties that may affect our business, financial condition and/or results of operations. The risks described below include any material changes to and supersede the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 22, 2022. Investors should carefully consider the risks described below, together with the other information set forth in this Quarterly Report on Form 10-Q, before making any investment decision. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
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
Particular risks associated with management of our global supply chain operations include the following:
•Manufacturing constraints, shortages and other disruptions. We do not have internal manufacturing capabilities and rely solely on a small number of contract manufacturers, or CMs, and original design manufacturers, or ODMs to manufacture and supply our products. Our business operations and ability to supply our products are highly dependent upon our ability to secure adequate third-party manufacturing capabilities and capacity and to effectively manage those third parties to meet our business needs. Our dependence solely on third-party manufacturers makes us vulnerable to possible supply and capacity constraints and reduces our control over manufacturing disruptions due to component availability, extended lead times delivery schedules, quality, manufacturing yields and increased costs. Some of these risks have occurred from time to time in our business, including recent unforeseen increases in component costs. If these disruptions and constraints are prolonged, or if these manufacturers do not have the ability or business continuity plans to fulfill their obligations to us, our business could be disrupted. If we cannot effectively manage our vendors or if we fail to invest adequate resources to manage our supply chain operations, our ability to meet customer orders and generate revenue may be negatively impacted. A substantial portion of our manufacturing is done at facilities outside of the U.S., largely in Asia, which presents increased supply risk, including the risk of supply interruptions, delays, shortages or reductions in manufacturing quality or controls. In addition, these supply interruptions, delays and shortages could impair our ability to meet our customer requirements, require us to pay higher prices or incur expedite fees, which would harm our business and negatively impact our gross margin and results of operations. Our international manufacturing also creates risks and uncertainties associated with regulatory changes or government actions such as local business requirements, trade restrictions and tariffs, economic sanctions or related legislation, which may complicate our export and import activities, be disruptive to the operations of our manufacturers and logistics partners or result in higher product and shipping costs and variability of supply. For example, substantially all our silicon suppliers have extended their lead times to 52 weeks or more and increased prices. Manufacturing in Asia further heightens our risk of meeting customer delivery requirements as we rely upon third-party logistics companies to transport and import significant volumes of products to the U.S. where we generate a substantial majority of our revenue. These supply chain risks are further increased by periodic shipping backlogs at ports and similar disruptions to transportation infrastructure due to a growing surge in global demand for goods.
•Limited sources and sole-sourced supply. We are dependent upon sole-source or limited-source suppliers for some key product components such as chipsets and certain of our application-specific integrated circuit processors and resistor components, including certain components sourced solely through suppliers located in China and other Asian countries. Any of these suppliers could stop producing our components and raise the prices they charge us, in addition those products may be subject to higher tariffs, epidemics or other conditions that disrupt their operations, cease operations or enter into exclusive arrangements with our competitors, consequently affecting our operations and results. For example, we have experienced disruptions in our supply of certain components that we source from suppliers in China and other Asian countries as a result of the effects of the COVID-19 pandemic, causing delays in supply of our products due to production disruptions, factory closures and longer lead times for components and from uncertainty around trade and tariff policies between the U.S. and China. Being dependent upon a limited number of suppliers constrains our ability to mitigate these disruptions in our supply chain and such disruptions, particularly if prolonged. This may adversely affect our ability to obtain components and materials needed to manufacture our products at acceptable prices or at all. These risks would adversely affect our ability to meet scheduled product deliveries to our customers, increase costs and in turn harm our business and results of operations.
•Limitations on ability to manage third-party risks. Our business with third-party manufacturers typically represents a relatively small percentage of their total revenue. Consequently, our orders may not be given adequate priority if such manufacturers have to allocate limited capacity among competing customers. This could delay supplies of product to us or limit our ability to ramp product volumes within desired timeframes. If any of our manufacturing partners are unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we would have to identify, qualify and select acceptable alternative manufacturers. Having to take the time to qualify new third-party manufacturers could disrupt our ability to maintain continuous supply of product to meet customer requirements. An alternative manufacturer may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality. In addition, we and/or our manufacturers may not be able to negotiate commercially reasonable terms and sufficient quantities of component supplies with component and materials suppliers to meet our manufacturing needs because our purchase volumes may be too low for us to be considered a priority customer for securing supplies, particularly when there are shortages or limited availability of key components and materials. As a result, suppliers could stop selling to us and our manufacturers at commercially reasonable prices, or at all. We have worked to mitigate the cost impact of recent price increases, but those efforts may not be successful. Any such interruption or delay may force us and our manufacturers to seek components or materials from alternative sources, which may not be available, or result in higher prices. Switching suppliers could also force us to redesign our products to accommodate new components and could require us to re-qualify our products with our customers, which would be costly and time consuming. A significant interruption in manufacturing or supply availability for any of these reasons would reduce supply to our customers, which would result in lost revenue and harm our customer relationships.
•Ability to forecast and manage inventory liability with vendors. We have experienced unanticipated increases in demand from customers, in part as a result of higher consumer demand for internet services and improved WiFi due to COVID-19; in turn, this has resulted in our shipments being delayed. If we underestimate product demand from our customers, our manufacturers may have inadequate component inventory to meet our demand. If we are not able to adequately anticipate demand, this could interrupt our product manufacturing, increase our cost of product revenue associated with expedite fees and air freight and/or result in delays or cancellation of customer orders. If we are unable to deliver products timely to our customers, we may lose customer goodwill or our customers may choose to purchase from other vendors, all of which may have a material negative impact on our revenue and operating results. If we overestimate our product demand, our third-party manufacturers may purchase excess components and build excess inventory, and we could be required to pay for these excess parts or products and their storage costs. Long lead times for component supply, which have been magnified by factory closures and shortages due to the COVID-19 pandemic as well as higher demand for certain components, and unanticipated demand for our products have in the past and are expected to continue to impact our ability to accurately forecast our production requirements. We may incur liabilities for certain component inventory purchases that have been rendered excess or obsolete, which may have an adverse effect on our gross margin, financial condition and results of operations.

Our business and results of operations have been, and may continue to be, negatively affected by the on-going effects of the COVID-19 pandemic that has severely impacted the global economy.
For over two years the COVID-19 pandemic has severely impacted the global economy, disrupting financial markets, global manufacturing activities, customer purchasing patterns and general business operations, resulting in business closures, significant unemployment rates and substantial and prolonged government restrictions on business, travel and personal activities. These measures have disrupted our global supply chain activities, including our third-party manufacturers, logistics providers and suppliers and significantly limited our business travel, customer engagements and normal business activities, all of which heighten our business and operational risks. As the effects of the pandemic persist, we may continue to experience a sustained shortage of components and materials, which may have a material negative impact on our ability to supply products to meet customer requirements and could materially adversely affect our business and results of operations. Our customers’ purchasing decisions may be impacted by the pandemic, which could in turn impact our sales and results of operations. Although demand for our products has been strong in the short-term as subscribers seek more bandwidth and better Wi-Fi at home for work and entertainment, as the pandemic appears to be subsiding, the future of broadband expansion is unclear. For example, BSPs may not invest in our new platforms or delay infrastructure improvements due to the uncertainty in the global economy. A prolonged disruption to our business and operations and other adverse residual impacts of the COVID-19 pandemic or further future disruptions could have a material adverse effect on our business, results of operations and financial condition.
With the increased availability of vaccines in the U.S., we reopened our offices in July 2021 for fully-vaccinated employees who choose to work at the office and resumed business travel with safety precautions. We continue to monitor evolving pandemic conditions and focus on the safety, well-being and productivity of our workforce. The recent rapid emergence and subsidence of multiple COVID-19 variants and sub-variants suggest that effects of current and potential future COVID-19 variants on our business will continue to make planning responses to new outbreaks an on-going challenge. There are no assurances that the global economy will recover from the on-going effects of the pandemic quickly or at all, or that impacted areas will be able to adequately contain COVID-19 infections.
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
We and certain of our third-party providers have in the past been subject to cyberattacks and security incidents. The theft, loss or misuse of proprietary or personal data collected, stored or processed by us or our service providers to run our business could result in significant security and remediation costs, regulatory fines and penalties, and/or litigation costs. Even if we and our third-party providers allocate, implement and manage reasonable security and data protection measures, we could experience data loss, unauthorized data disclosure or a breach of our systems, products or those of our third-party data centers that materially impact our business. The continued growth of our cloud-based platforms and services portfolio and increased reliance on third-party development partners and third-party software and cloud-based solutions, increases the likely risks arising from security breaches or data loss. Any data loss or compromise of our systems that collect and process personal information, or third-party data centers where that personal information is stored, could result in loss of confidence in the security of our offerings and loss of customers or customer goodwill. Such losses also could damage our reputation, lead to liability given the increasing development of strict privacy and data security laws and regulations around the world, and adversely affect our business, financial condition, operating results and cash flows. Although we maintain insurance that may apply to cybersecurity risks and liabilities, there can be no guarantee that any or all costs or losses incurred will be partially or fully insured.

Business and operational risks associated with expanding our international operations could harm our business.
We are subject to business and operational risks associated with our international operations, including our global supply chain operations and our international offices located in Nanjing, China and Bangalore, India. In addition, we are exposed to risk arising from dependence upon third-party development contractors in India and our growing Bangalore staff, and, to a lesser extent, dependence upon our international sales operations. The risks associated with our international operations also include costs of complying with differing and changing laws and regulatory requirements, tariffs, export quotas, custom duties and other trade restrictions; effects of inflation, currency controls and/or fluctuations in currency exchange rates; limited, inadequate or non-existent IP protection; and uncertainties associated with political conflicts and instabilities, variable economic conditions, terrorist attacks or acts of war. Our development operations and activities in China and India involve these and other significant risks, including: local labor conditions and regulations; knowledge transfer related to our technology and exposure to misappropriation of IP or confidential information, including information that is proprietary to us, our customers and third parties; heightened exposure to changes in the economic, security, political and pandemic conditions; international trade agreements and U.S. tax provisions that could adversely affect our international operations; complexities of managing development timelines and deliverables from abroad; and differences in local business practices and customs that may not align with our expectations and standards.
Along with the foregoing risks, our international sales operations involve risks associated with greater costs and complexity localizing and supporting our products and platforms in local markets; evolving privacy regulations, trade regulations, compliance requirements and incremental costs applicable to the qualification, production, sale and delivery of our products; longer collection periods, financial instability and other difficulties impacting collection of accounts receivable in certain jurisdictions; more intense competition including from local equipment suppliers; and our reliance on value added resellers to sell and support our products in international markets given our limited presence and infrastructure outside the U.S. To expand our international operations, we will need to invest resources to attract key talent, build operational infrastructure, execute on our international strategy and drive international market demand for our products. If we invest substantial resources to expand our international operations and are unable to do so successfully and in a timely manner, our financial condition and results of operations may suffer.
If we do not successfully execute our business strategy to increase our sales to new and existing BSPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted.
Our growth depends upon our ability to increase sales to existing and new BSP customers of all types and sizes, and the execution of our strategy to increase sales to BSPs involves significant risk. The majority of our revenue is not recurring, and our customers generally have no committed purchase requirements, may cancel orders or cease purchasing our products at any time. If our customers stop purchasing our products for any reason, our business and results of operations would be harmed. If we are unable to increase our sales to new and existing BSPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted. Our strategy includes investing in regional sales teams and select channel partners to sell to smaller regional BSPs. A large portion of our current sales are to customers with smaller regional networks and limited capital expenditure budgets. The spending patterns of many of these customers are generally less formal than larger service providers and often characterized by small and sporadic purchases, and the potential revenue from any one of these customers is limited. We rely primarily on channel partners, including value added resellers, internationally and for certain U.S. markets. We face fierce competition for business with key channel partners. If we are unable to engage channel partners that we believe are key to our strategy, we may fail to grow our sales as planned. Furthermore, we rely on our channel partners to promote and sell our products. The loss of a key channel partner or the failure of our partners to provide adequate services could have a negative effect on customer satisfaction and could cause harm to our business.
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

If we do not successfully increase our sales through adoption of our new platform offerings, our operating results, financial condition, cash flows and long-term growth may be negatively impacted.
We have platform offerings that are new and early in their life cycles and subject to uncertain market demand. If our customers are unwilling to adopt these new offerings, install our new products or deploy our new services, or if we are unable to achieve market acceptance of our products and platforms, our business and financial results may be harmed. Moreover, adoption of our cloud product offerings, such as our Revenue EDGE, is dependent upon the success of our customers in investing, marketing, selling and deploying broader services—including ancillary services—to their subscribers, and our ability to differentiate our products from competing or substitutive product and service offerings. For example, our Revenue EDGE Suites include network security, parental controls and a growing ecosystem of services from partners like Arlo, Bark and Servify. However, if subscriber demand for such services does not grow as expected or declines, or our customers are unable or unwilling to invest in our platforms to deploy and market these services, demand for our products may not grow as we anticipate.
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
In the ordinary course of business, we are subject to legal claims and litigation, and may become involved in regulatory proceedings, related to disputes over commercial, competition, IP, labor and employment and other matters. Regardless of the merits of any such claims, litigation and regulatory proceedings are inherently uncertain, and can be costly, disruptive to our business and operations, harmful to our reputation, and distracting to management. In particular, as a technology company, we may be subject to IP claims asserting patent, copyright, trademark and/or other infringement claims that are costly to defend and could limit our ability to use some technologies in the future. The risk of such claims is heightened as we expand our products and services and increasingly rely on more technologies, including third-party IP rights that we license and incorporate into our products and services. Third parties from whom we license IP may be unable or unwilling to indemnify us for such claims or offer any other remedy to us. Increasingly, patent infringement claims are asserted by patent assertion entities and non-practicing entities, or NPEs, that do not conduct business as an operating company and hold and own patents only for the purpose of aggressively pursuing royalties through infringement assertions or patent infringement litigation. Further, in our industry, the number of assertions by NPEs continues to increase due in part to patent sales by operating companies to NPEs and availability of litigation financing. We have received and expect to continue to receive assertions from NPEs and other third parties alleging that we may be infringing their patents or other IP rights; offering licenses to such IP; and/or threatening litigation. Recently, two NPEs filed litigation against us alleging patent infringement; although we do not believe we infringe the asserted patents, the defense of these cases could be time-consuming, expensive, and divert the efforts of our engineering teams and management. If our products are found to infringe, these claims could also result in the suspension of our ability to import, market and sell our products and services, product shipment delays or requirements to modify our products or enter into costly settlements or licensing agreements. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all. Furthermore, we may additionally be financially responsible for claims made against our customers, including costs of litigation and damages awarded, under indemnity obligations which could further negatively impact our results of operations. Protracted litigation could cause us to incur significant defense costs, which would negatively impact our results of operations.
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
Our success depends, in large part, on the continued contributions of our key personnel who are highly skilled and would be difficult to replace. Competition for skilled personnel, particularly in software development and engineering, is intense. We cannot be certain that we will be successful in attracting and retaining qualified personnel, or that newly hired personnel will function effectively, both individually and as a group. If we are unable to effectively recruit, hire and utilize new employees to align with our company objectives, execution of our business strategy and our ability to react to changing market conditions may be impeded, and our business, financial condition and results of operations may suffer. We have operated using a “work-from-anywhere” model since the first half of 2020, and if we do not continue to effectively manage our distributed workforce, we could face challenges maintaining our corporate culture, which could increase attrition or limit our ability to attract personnel. None of our key personnel are bound by a written employment contract to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel. If we lose the services of any key personnel, our business, financial condition and results of operations may suffer.

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
Our success and ability to compete depend on proprietary technology. We rely significantly upon patent, copyright, trademark, trade secret and other IP laws, IP registration rights and agreements with our employees, customers, partners, suppliers and other parties, to establish and maintain IP rights necessary for our business and operations. U.S. IP laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent or at all. Our patent applications may not result in issued patents, and our issued patents may not be enforceable. Our IP rights could be challenged, invalidated, infringed or circumvented, any of which could impair or harm our business and operations and be costly to defend. Our failure to adequately protect our IP rights could result in our competitors offering similar products, resulting in the loss of our competitive advantage and decreased sales.
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
As a global company, our performance is affected by global economic conditions as well as geopolitical issues and other conditions with global reach. In recent years, concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty make it more difficult for us to manage our operations and accurately forecast revenue, gross margin and expenses. Geopolitical issues, such as the Russian invasion of Ukraine, ongoing conflicts between the United States and China, tariff and trade policy changes, increasing potential of conflict involving countries in Asia that are critical to our supply chain operations, such as Taiwan and China, have resulted in increasing global tensions and create uncertainty for global commerce. In particular, we incurred substantial costs and diversion of resources realigning our supply chain operations to move substantially all of our product manufacturing to locations outside of China as a result of U.S. tariff and trade policy changes. The on-going global impact of the COVID-19 pandemic continues to create shortages in component and supplies and otherwise disrupt and delay our global supply chain operations. Moreover, shipping backlogs and similar disruptions to transportation infrastructure due to an increasing surge in the global demand for goods has exacerbated supply chain challenges. In addition, the uncertainty and potential negative consequences of macroeconomic events such increases in lending rates by the U.S. Federal Reserve Bank could negatively affect our business. Sustained or worsening of global economic conditions and geopolitical issues may increase our cost of doing business, materially disrupt our supply chain operations, cause our customers to reduce or delay spending and intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and result of operations.
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
Many of our current or potential competitors have longer operating histories, greater name recognition, broader product lines, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do and are better positioned to acquire and offer complementary products and services. As the broadband access equipment market has undergone and continues to undergo consolidation, our competitors have merged, grown and been able to offer more comprehensive solutions than they individually had offered. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features, because the products that we and our competitors offer require a substantial investment of time and funds to qualify and install. The demand on network capacity due to the shift towards a remote workforce may attract new market entrants with competitive or substitutive products, which may lead to increased sales cycles, cause pricing pressure and impact adoption of our platforms due to the broader availability of product offerings. Some of our competitors may offer substantial discounts or rebates to win or retain customers. If we are forced to reduce prices to retain existing customers or win new customers, we may be unable to sustain gross margin at desired levels or profitability. Competitive pressures could result in increased pricing pressure, reduced profit margin, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could reduce our revenue and adversely affect our financial results.

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
We use third-party development partners both for key skills and to augment our employee developers. Using third-party development partners for our product and service platforms allows us to accelerate development and leverage the third parties’ expertise, but increases our risks due to reduced direct control over the third party’s work. This product development approach may cause unforeseen issues in product design, as well as challenges arising from integration and support of third-party features in our products. We have engineering services agreements that include future revenue-share payments on our sale of the developed products and that require us to make minimum payments regardless of whether we achieve the desired revenue levels. Even if our actual demand falls short of expectations, our agreements obligate us to make these minimum payments, which could adversely affect our financial results. In addition, our product revenues based on the third parties’ product development work may take several years to cover our out-of-pocket expenses, if ever.
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
Demand for our products depends on the magnitude and timing of capital spending by BSPs as they construct, expand, upgrade and maintain their access networks as well as BSPs’ adoption of our platforms and cloud-based services. Capital spending is cyclical in our industry, sporadic among individual BSPs and can change on short notice, which gives us little visibility into changes in spending behavior in any particular quarter. Capital spending for network infrastructure projects could be delayed or canceled in response to factors outside our control, such as reduced consumer spending, challenging capital markets or declining liquidity trends. BSP spending is also affected by reductions in budgets, delays in purchasing cycles, access to government funding programs or capital markets, and seasonality and delays in capital allocation decisions. Historically, our customers may spend less or have less deployments in the first quarter due to pending annual budgets or, in certain regions, due to weather conditions that inhibit outside fiber deployment, resulting in weaker demand for our products in the first quarter. Softness in demand in any of our customer markets, including due to macro-economic conditions beyond our control or uncertainties associated with regulatory reforms, has in the past and could in the future lead to unexpected decline or slowdown in customer capital expenditure. Further, BSPs may pursue capital investment in network technologies other than those offered by us or may choose not to adopt our products and platform solutions in their networks. Reductions in capital expenditures by BSPs would have a material negative impact on our revenue and results of operations and slow our rate of revenue growth. As a consequence, our results for a particular period may be difficult to predict, and our prior results are not necessarily indicative of results in future periods.
Historically, our customer base has been concentrated, and the loss of any of our key customers may adversely impact our revenue and results of operations, and any delays in payment by a key customer could negatively impact our cash flows and working capital.
Historically, a large portion of our sales has been, and in the future may be, to a limited number of large customers. Changes in the BSP market, such as financial difficulties, spending cuts or corporate consolidations that impact purchasing decisions by these customers have and may again negatively impact our revenue, and as a result, revenue from such customers may remain flat or continue to decline. For example, sales to Lumen, our only greater than 10% customer in 2020, declined in 2021 and sales to other BSP customers increased such that Lumen was not a 10% customer. There is no assurance that purchasing levels by Lumen will increase from current levels. Any decrease or delay in purchases of any of our key customers, particularly if prolonged or sustained, or our inability to grow our sales with them, may have a material negative impact on our revenue and results of operations.
In addition, some larger customers may demand discounts and rebates or desire to purchase their access systems and software from multiple providers. As a result of these factors, our future revenue opportunities may be limited, and we may face pricing pressures, which in turn could adversely impact our gross margin and our profitability. The loss of, reduction in, or pricing discounts associated with orders from any larger customer could significantly reduce our revenue and harm our business. Furthermore, delays in payment and/or extended payment terms from any of our larger customers could have a material negative impact on our cash flows and working capital to support our business operations.
Over the years, the BSP market has undergone substantial consolidation, reducing the number of potential customers and delays or decreases in capital spending. Continued consolidation of the BSP industry and among independent local exchange carriers and independent operating company, or IOC, customers, who represent a large part of our business, could make it more difficult for us to grow our customer base, increase sales of our products and maintain adequate gross margin.
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
Government authorities in the United States and around the world have implemented and are continuing to implement broader and more stringent laws and regulations concerning data protection. The interpretation and application of these data protection laws and regulations are often uncertain and changing, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data practices. For example, the General Data Protection Regulation, or GDPR, adopted by the European Union, or EU, imposes specific duties and requirements upon companies that collect, process or control personal data of EU residents. Although we currently do not have material operations or business in the EU, we would incur substantial costs in order to expand our business and operations to the EU. Furthermore, the GDPR imposes significant penalties for noncompliance of at least €20 million, or up to 4% of a company’s worldwide revenue; thus, any non-compliance with the

GDPR could result in a material adverse effect on our business, financial condition and results of operations. Twice, the European Court of Justice has invalidated regulations designed to facilitate the transfer of data from European countries to the United States. In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations; however, those regulations have not yet been published.
Since 2020, several U.S. states, including California, Colorado, Oklahoma, Utah and Virginia have enacted laws and regulations to protect consumers’ personal information. Complying with new and changing laws could cause us to incur substantial costs in order to market and sell our cloud-based solutions in the U.S. and internationally, deter customers from adopting our cloud-based solutions or require us to redesign our platform in order to meet customer requirements related to such laws. Regulatory actions or claims involving our practices in the collection, storage, processing, use or disclosure of consumer information or other personal data, even if unfounded, could damage our reputation and adversely affect our operating results. The failure or perceived failure to comply may result in government or civil proceedings or actions against us, or could cause us to lose customers, which could have an adverse effect on our business.
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
The FCC has jurisdiction over our U.S. customers, and FCC regulatory policies that create disincentives for investment in access network infrastructure or impact the competitive environment in which our customers operate may harm our business. For example, adoption of regulations that affect providers of broadband Internet access services could impede the penetration of our customers into certain markets or affect the prices they may charge in such markets. Similarly, changes to regulatory tariff requirements or other regulations relating to pricing or terms of carriage on communication networks could slow the development or expansion of network infrastructures, which could adversely affect the sale of our products and services. Many of our customers are subject to FCC rate regulation of interstate telecommunications services and are recipients of government stimulus payments. Limits or restrictions on access to these programs could affect the ability of IOCs to access capital, which would in turn reduce our revenue opportunities. In addition, many of our customers are subject to state and federal regulation of their businesses, including rates for such services, and may also receive funding from state universal service funds. Changes in state or federal rate regulations or universal service funding rules could adversely affect our customers’ revenue and capital spending plans. Moreover, various international regulatory bodies have jurisdiction over certain of our customers outside the U.S. Changes in any of these standards, laws and regulations, or judgments in favor of plaintiffs in lawsuits against BSPs based on changed standards, laws and regulations could adversely affect the development of broadband networks and services. This, in turn, could directly or indirectly adversely impact the communications industry in which our customers operate.
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
In the past several months, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Since early 2020, the COVID-19 pandemic has severely impacted U.S. markets, causing dramatic swings in the U.S. stock exchanges that resulted in increased volatility in the trading price of our common stock. Historically, following periods of volatility in the market price of a company’s securities, there is increased risk that stockholders may initiate securities class action litigation against the company. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
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

CALIX, INC. (Registrant)

Date: April 26, 2022	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: April 26, 2022	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)