Form 10-Q
period 2022-07-02
CALIX, INC
filed 2022-07-26
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of July 18, 2022, there were 65,240,516 shares of the Registrant’s common stock, par value $0.025 outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	July 2, 2022	December 31, 2021
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$51,516	$51,333
Marketable securities	173,369	153,002
Accounts receivable, net	86,128	85,219
Inventory	98,324	88,880
Prepaid expenses and other current assets	51,505	30,811
Total current assets	460,842	409,245
Property and equipment, net	22,029	21,783
Right-of-use operating leases	10,962	12,182
Deferred tax assets	167,928	168,962
Goodwill	116,175	116,175
Other assets	14,876	13,685
	$792,812	$742,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,951	$29,061
Accrued liabilities	74,782	71,597
Deferred revenue	33,511	27,478
Total current liabilities	131,244	128,136
Long-term portion of deferred revenue	24,709	22,016
Operating leases	10,584	12,376
Other long-term liabilities	9,146	11,076
Total liabilities	175,683	173,604
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of July 2, 2022 and December 31, 2021	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 65,241 shares issued and outstanding as of July 2, 2022, and 64,274 shares issued and outstanding as of December 31, 2021	1,631	1,607
Additional paid-in capital	1,032,833	997,855
Accumulated other comprehensive loss	(2,261)	(320)
Accumulated deficit	(415,074)	(430,714)
Total stockholders’ equity	617,129	568,428
	$792,812	$742,032
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue:
Systems	$191,195	$159,553	$365,621	$312,855
Services	10,847	9,117	21,369	17,889
Total revenue	202,042	168,670	386,990	330,744
Cost of revenue:
Systems	94,448	72,673	180,361	142,336
Services	7,414	6,378	14,657	12,547
Total cost of revenue	101,862	79,051	195,018	154,883
Gross profit	100,180	89,619	191,972	175,861
Operating expenses:
Sales and marketing	41,138	29,710	77,229	57,761
Research and development	30,430	25,716	60,247	50,080
General and administrative	18,911	13,664	34,942	26,689
Total operating expenses	90,479	69,090	172,418	134,530
Operating income	9,701	20,529	19,554	41,331
Interest and other income (expense), net:
Interest income (expense), net	240	(119)	275	(244)
Other income (expense), net	(272)	255	(340)	343
Total interest and other income (expense), net	(32)	136	(65)	99
Income before income taxes	9,669	20,665	19,489	41,430
Income taxes	2,148	207	3,849	357
Net income	$7,521	$20,458	$15,640	$41,073
Net income per common share:
Basic	$0.12	$0.32	$0.24	$0.65
Diluted	$0.11	$0.30	$0.23	$0.61
Weighted-average number of shares used to compute
net income per common share:
Basic	64,836	63,042	64,662	62,795
Diluted	68,169	67,634	68,285	67,347

Net income	$7,521	$20,458	$15,640	$41,073
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale marketable securities, net	(306)	—	(1,467)	—
Foreign currency translation adjustments, net	(403)	44	(474)	9
Total other comprehensive income (loss), net of tax	(709)	44	(1,941)	9
Comprehensive income	$6,812	$20,502	$13,699	$41,082

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 2, 2022	64,612	$1,616	$1,014,336	$(1,552)	$(422,595)	$591,805
Stock-based compensation	—	—	10,007	—	—	10,007
Issuance of common stock under equity incentive plans, net of forfeitures	629	15	8,490	—	—	8,505
Net income	—	—	—	—	7,521	7,521
Other comprehensive loss	—	—	—	(709)	—	(709)
Balance as of July 2, 2022	65,241	$1,631	$1,032,833	$(2,261)	$(415,074)	$617,129

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 3, 2021	62,851	$1,572	$961,846	$(226)	$(648,477)	$314,715
Stock-based compensation	—	—	6,223	—	—	6,223
Issuance of common stock under equity incentive plans, net of forfeitures	349	8	4,190	—	—	4,198
Net income	—	—	—	—	20,458	20,458
Other comprehensive loss	—	—	—	44	—	44
Balance as of July 3, 2021	63,200	$1,580	$972,259	$(182)	$(628,019)	$345,638

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	64,274	$1,607	$997,855	$(320)	$(430,714)	$568,428
Stock-based compensation	—	—	20,475	—	—	20,475
Issuance of common stock under equity incentive plans, net of forfeitures	967	24	14,503	—	—	14,527
Net income	—	—	—	—	15,640	15,640
Other comprehensive loss	—	—	—	(1,941)	—	(1,941)
Balance as of July 2, 2022	65,241	$1,631	$1,032,833	$(2,261)	$(415,074)	$617,129

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	62,122	$1,553	$948,055	$(191)	$(669,092)	$280,325
Stock-based compensation	—	—	11,394	—	—	11,394
Issuance of common stock under equity incentive plans, net of forfeitures	1,078	27	12,810	—	—	12,837
Net income	—	—	—	—	41,073	41,073
Other comprehensive loss	—	—	—	9	—	9
Balance as of July 3, 2021	63,200	$1,580	$972,259	$(182)	$(628,019)	$345,638

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	July 2, 2022	July 3, 2021
Operating activities:
Net income	$15,640	$41,073
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	20,475	11,394
Depreciation and amortization	7,671	7,737
Deferred income taxes	1,034	—
Changes in operating assets and liabilities:
Accounts receivable, net	(909)	(10,745)
Inventory	(9,445)	(24,868)
Prepaid expenses and other assets	(23,268)	(6,390)
Accounts payable	(6,060)	21,918
Accrued liabilities	4,222	(10,184)
Deferred revenue	8,725	6,164
Other long-term liabilities	(3,721)	(2,742)
Net cash provided by operating activities	14,364	33,357
Investing activities
Purchases of property and equipment	(5,866)	(3,928)
Purchases of marketable securities	(103,286)	(147,277)
Maturities of marketable securities	81,452	83,000
Net cash used in investing activities	(27,700)	(68,205)
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	14,527	12,837
Payments related to financing arrangements	(632)	(212)
Net cash provided by financing activities	13,895	12,625
Effect of exchange rate changes on cash and cash equivalents	(376)	6
Net increase (decrease) in cash and cash equivalents	183	(22,217)
Cash and cash equivalents at beginning of period	51,333	80,807
Cash and cash equivalents at end of period	$51,516	$58,590

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
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first quarter ending on the Saturday closest to March 31st. As a result, the Company had one less day in the six months ended July 2, 2022 than for the six months ended July 3, 2021. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, particularly as variants of the coronavirus continue to spread around the world. Although the availability of vaccines has increased, there are no assurances as to when the pandemic will become endemic. The COVID-19 pandemic has had a prolonged impact on the Company’s supply chain operations due to restrictions, reduced capacity and limited availability from suppliers on whom the Company relies for sourcing components and materials and from third-party partners on whom the Company relies for manufacturing, warehousing and logistics services. The Company’s supply chain continues to face constraints primarily due to closures affecting suppliers and manufacturers in China that have led to challenges in sourcing components and materials. Shortages and delays relating to the Company’s components and materials have also caused, and may continue to cause, difficulties in managing global logistics, and transport and warehousing services for the Company’s products. The prolonged impact of COVID-19 could exacerbate these constraints or cause further supply chain disruptions.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s significant accounting policies did not change during the six months ended July 2, 2022.

Newly Adopted Accounting Standard
The Company did not adopt any new accounting standards during the six months ended July 2, 2022 that were significant to the Company.

Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the six months ended July 2, 2022 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that are significant or potentially significant to the Company.
3. Cash, Cash Equivalents and Marketable Securities
The Company has invested its excess cash primarily in money market funds and highly liquid marketable securities such as commercial paper, corporate debt securities, municipal securities and U.S. government securities. The Company considers all investments with maturities of three months or less when purchased to be cash equivalents. Marketable securities represent commercial paper, U.S. government agency securities, corporate debt securities, municipal securities and U.S. government securities with maturities greater than 90 days at date of purchase. Cash equivalents are stated at amounts that approximate fair value based on quoted market prices. Marketable securities are recorded at their fair values.
Marketable securities with maturities greater than one year are classified as current because management considers all marketable securities to be available for current operations.
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive loss in the stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as other expense, net. There were no realized gains and losses for the three and six months ended July 2, 2022 and July 3, 2021, respectively.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	July 2, 2022	December 31, 2021
Cash and cash equivalents:
Cash	$24,113	$26,442
Commercial paper	24,616	21,582
Money market funds	2,787	2,320
Corporate debt securities	—	989
Total cash and cash equivalents	51,516	51,333
Marketable securities:
U.S. government securities	99,808	60,279
Commercial paper	63,040	80,812
U.S. government agency securities	9,028	5,527
Corporate debt securities	799	3,576
Municipal securities	694	2,808
Total marketable securities	173,369	153,002
	$224,885	$204,335
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities.

The amortized cost and fair value of marketable securities as of July 2, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Losses	Fair Value
U.S. government securities	$101,289	$(1,481)	$99,808
Commercial paper	87,725	(69)	87,656
U.S. government agency securities	9,117	(89)	9,028
Corporate debt securities	803	(4)	799
Municipal securities	696	(2)	694
Total marketable securities	$199,630	$(1,645)	$197,985
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

The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of July 2, 2022	Level 1	Level 2	Total
Money market funds	$2,787	$—	$2,787
U.S. government securities	99,808	—	99,808
Commercial paper	—	87,656	87,656
U.S. government agency securities	—	9,028	9,028
Corporate debt securities	—	799	799
Municipal securities	—	694	694
	$102,595	$98,177	$200,772

As of December 31, 2021	Level 1	Level 2	Total
Money market funds	$2,320	$—	$2,320
U.S. government securities	60,279	—	60,279
Commercial paper	—	102,394	102,394
U.S. government agency securities	—	5,527	5,527
Corporate debt securities	—	4,565	4,565
Municipal securities	—	2,808	2,808
	$62,599	$115,294	$177,893

5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	July 2, 2022	December 31, 2021
Accounts receivable	$86,788	$85,944
Allowance for doubtful accounts	(660)	(725)
	$86,128	$85,219
Inventory consisted of the following (in thousands):

	July 2, 2022	December 31, 2021
Raw materials	$674	$130
Finished goods	97,650	88,750
	$98,324	$88,880
Property and equipment, net consisted of the following (in thousands):

	July 2, 2022	December 31, 2021
Test equipment	$41,290	$39,476
Computer equipment	11,079	11,156
Software	9,623	9,013
Leasehold improvements	1,678	1,351
Furniture and fixtures	1,074	1,812
Total	64,744	62,808
Accumulated depreciation and amortization	(42,715)	(41,025)
	$22,029	$21,783
Other long-term assets consisted of the following (in thousands):

	July 2, 2022	December 31, 2021
Intangible asset, net	$5,569	$6,885
Other long-term assets	9,307	6,800
	$14,876	$13,685
Intangible Asset Acquisition
In March 2018, and as amended in December 2020, the Company entered into an agreement with a vendor to develop a certain software product and related enhancements pursuant to which the Company is obligated to make revenue-share payments under the program, subject to aggregate fixed revenue-share payments of $15.8 million. The payments are based on a revenue-share rate applied to revenue from the developed-product and the corresponding hardware sales through March 2024. If the minimum revenue-share payments are not achieved by the end of that period, a true-up payment will be due. The Company had its first sale in August 2019, and as a result, the Company capitalized an intangible asset with a value of $13.2 million in the third quarter of 2019 and also recognized a liability of $13.2 million (a non-cash investing activity). The intangible asset has an estimated five-year useful life and is being amortized using the greater of the ratio of current gross revenue for the products to the total of current and anticipated future gross revenue for the products or the straight-line method. As of July 2, 2022, the liability, including accrued interest, was $12.9 million, of which $5.7 million is included in “Accrued liabilities” and $7.2 million in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2021, the liability, including accrued interest, was $13.2 million, of which $4.7 million was included in “Accrued liabilities” and $8.5 million in other “Other long-term liabilities.”

Accrued liabilities consisted of the following (in thousands):

	July 2, 2022	December 31, 2021
Compensation and related benefits	$20,314	$23,165
Component inventory held by suppliers	9,310	7,611
Current portion of warranty and retrofit	6,777	7,076
Current portion of revenue share payments	5,747	4,731
Professional and consulting fees	5,678	4,819
Freight	5,201	3,997
Customer advances or rebates	5,118	4,742
Operating leases	3,822	3,596
Taxes payable	3,395	4,251
Product returns	2,804	1,836
Operations	1,765	1,400
Other	4,851	4,373
	$74,782	$71,597
Changes in the Company’s accrued warranty and retrofit liability were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Balance at beginning of period	$9,570	$9,650	$9,594	$9,208
Accruals for product warranty and retrofit	(351)	1,003	177	2,205
Cost of warranty and retrofit claims	(565)	(742)	(1,117)	(1,502)
Balance at end of period	$8,654	$9,911	$8,654	$9,911
6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of July 2, 2022 (in thousands):

Period	Future Minimum Lease Payments
Remainder of 2022	$2,263
2023	4,680
2024	4,510
2025	4,010
2026	562
Total future minimum lease payments	16,025
Less imputed interest	(1,619)
$14,406
As of July 2, 2022, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$3,822
Operating leases	10,584
$14,406
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $8.5 million and are included in the table above.
The weighted average discount rate for the Company’s operating leases as of July 2, 2022 was 6.1%. The weighted average remaining lease term as of July 2, 2022 was 3.5 years.

For the three and six months ended July 2, 2022, total rent expense of the Company was $1.1 million and $2.2 million, respectively. For the three and six months ended July 3, 2021, total rent expense of the Company was $0.9 million and $2.1 million, respectively. Cash paid within operating cash flows for operating leases was $2.3 million and $2.0 million for the six months ended July 2, 2022 and July 3, 2021, respectively.
Purchase Commitments
The Company’s suppliers, including contract manufacturers (“CMs”) and original design manufacturers (“ODMs”), place orders for certain component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs and ODMs. The Company places purchase orders with its CMs and ODMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the finished goods inventory. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. As of July 2, 2022 and December 31, 2021, the Company had approximately $324.2 million and $247.3 million, respectively, of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs, within two years.
The Company has from time to time, and subject to certain conditions, reimbursed certain suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $9.3 million and $7.6 million as of July 2, 2022 and December 31, 2021, respectively. The Company records the related charges in cost of systems revenue in its Condensed Consolidated Statements of Comprehensive Income.
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
7. Stockholders’ Equity
2019 Equity Incentive Award Plan
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, are eligible to receive awards under the 2019 Equity Incentive Award Plan (“the 2019 Plan”). The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards and dividend equivalents to eligible individuals. At the Company’s 2022 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the 2019 Plan by 1.5 million shares. As of July 2, 2022, there were 7.0 million shares available for issuance under the 2019 Plan.
Stock Options
During the three months ended July 2, 2022, stock option awards exercisable for up to an aggregate of 0.4 million shares of common stock were granted with a grant date weighted-average exercise price of $33.46 per share. During the six months ended July 2, 2022, stock option awards exercisable for up to an aggregate of 0.8 million shares of common stock were granted with a grant date weighted-average exercise price of $43.15 per share. These stock option awards vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter over an additional three years.
In February 2022, performance-based stock option awards exercisable for up to an aggregate of 0.7 million shares of common stock were granted to certain Company executives with a grant date exercise price of $55.96 per share. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net operating income for 2022 (collectively, the “2022 Performance Targets”) during the one-year performance period. These performance-based stock option awards will vest, subject to certification by the Compensation Committee of the Company’s Board of Directors upon the achievement of the 2022 Performance Targets, as to 25% of the shares of common stock earned on the one year anniversary of the date of grant, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. If the non-GAAP net operating income target is achieved below 80% of target or the bookings target is achieved below 90% of target, no shares would be awarded, and the performance-based stock option awards would be forfeited in full. If both targets are achieved at the minimum threshold of 80% of target for non-GAAP net operating income and 90% of target for bookings, then the shares are awarded at 50% of the granted shares, with an increasing percentage of shares awarded above the minimum thresholds up to 100% of the granted shares if both targets are achieved at 100% or more of target. The probability of meeting the performance conditions related to these performance-based stock option awards was assessed to be probable as of July 2, 2022, and stock-based compensation expense of $2.9 million was recognized for the three months ended July 2, 2022. For the six months ended July 2, 2022, stock-based compensation expense of $4.5 million was recognized.
During the three months ended July 2, 2022, 0.3 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $7.51 per share. During the six months ended July 2, 2022, 0.5 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $7.56 per share. As of July 2, 2022, unrecognized stock-based compensation expense of $55.3 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.2 years.
Employee Stock Purchase Plans
The Company maintains two employee stock purchase plans - the Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated 2017 Nonqualified Employee Stock Purchase Plan (the “NQ ESPP”).
The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation subject to certain Internal Revenue Code limitations. In addition, participants may purchase up to 2,000 shares of common stock during each offering period.
The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. At the Company’s 2022 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the ESPP by 1.3 million shares, which will go into effect for the six-month purchase period commencing August 15, 2022 and ending on February 14, 2023. The total shares authorized for issuance under the ESPP increased from 11.1 million shares to 12.4 million shares. As of July 2, 2022, there were 3.5 million shares available for issuance under the ESPP. During the six months ended July 2, 2022, 0.1 million shares were purchased under the ESPP. As of July 2, 2022, unrecognized stock-based compensation expense of $0.3 million related to the ESPP is expected to be recognized over a remaining service period of 0.1 years.
The NQ ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their eligible compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. Beginning in the second quarter of 2022, the NQ ESPP provides quarterly offering periods from February 8th through May 7th, May 8th through August 7th, August 8th through November 7th and November 8th through February 7th of each year. A transition period began on May 15th and will end on August 7th. At the Company’s 2022 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the NQ ESPP by 0.8 million shares. The maximum number of shares of common stock currently authorized for issuance under the NQ ESPP is 6.3 million shares, with a maximum of 0.5 million shares allocated per purchase period. As of July 2, 2022, there were 3.3 million shares available for issuance under the NQ ESPP, including the stockholder-approved 0.8 million share increase. During the three and six months ended July 2, 2022, 0.4 million shares were purchased and issued. As of July 2, 2022, unrecognized stock-based compensation expense of $6.9 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 0.9 years.

Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cost of revenue:
Products	$419	$186	$793	$348
Services	231	157	473	307
Sales and marketing	2,848	1,723	5,330	3,170
Research and development	2,259	1,644	6,004	3,227
General and administrative	4,250	2,513	7,875	4,342
	$10,007	$6,223	$20,475	$11,394
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
The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
United States	$183,932	$138,587	$349,563	$277,934
Americas ex U.S.	10,808	14,457	19,679	25,860
Europe	2,954	9,844	9,527	13,259
Middle East & Africa	4,099	5,172	7,717	12,260
Asia Pacific	249	610	504	1,431
	$202,042	$168,670	$386,990	$330,744
Contract Asset
The primary contract asset is revenue recognized on professional services contracts where the services are transferred to the customer over time, which has yet to be billed, and is classified within accounts receivable. Amounts are billed in accordance with the agreed-upon contractual terms. The balance as of December 31, 2021 was $1.7 million of which $0.4 million remained in the Company’s Condensed Consolidated Balance Sheet as of July 2, 2022. The closing balance as of July 2, 2022 was $1.7 million of which the Company expects to bill 60% of the balance during the remainder of 2022. The contract asset balance may fluctuate depending on the timing of professional services contracts with the Company's customers.

Contract Liability
Deferred revenue consisted of the following (in thousands):

	July 2, 2022	December 31, 2021
Current:
Products and services	$28,535	$22,586
Extended warranty	4,976	4,892
	33,511	27,478
Long-term:
Products and services	6,453	3,137
Extended warranty	18,256	18,879
	24,709	22,016
	$58,220	$49,494

The increase in the deferred revenue balance for the three and six months ended July 2, 2022 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations offset by $12.9 million of revenue recognized that was included in the deferred revenue balance at the beginning of the period.

Revenue allocated to remaining performance obligations (“RPOs”) represents contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods but excludes variable consideration where the monthly invoicing is based on usage or where actual usage exceeds the minimum commitment. RPOs were $162.8 million as of July 2, 2022, and the Company expects to recognize as revenue 34% of this amount over the next 12 months and the remainder thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of July 2, 2022 and December 31, 2021, the unamortized balance of deferred commissions was $7.7 million and $7.4 million, respectively. For the three and six months ended July 2, 2022, the amount of amortization was $0.9 million and $1.6 million, respectively, compared to $0.2 million and $0.3 million for the three and six months ended July 3, 2021, respectively. There was no impairment loss in relation to the costs capitalized for either period.
Concentration of Customer Risk
No customer accounted for more than 10% of the Company’s total revenue for the three or six months ended July 2, 2022 or July 3, 2021.
No customer represented more than 10% of the Company’s accounts receivable as of July 2, 2022. One customer represented 12% of the Company’s accounts receivable as of December 31, 2021.
9. Income Taxes
The following table presents income taxes and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Income before income taxes	$9,669	$20,665	$19,489	$41,430
Income taxes	$2,148	$207	$3,849	$357
Effective tax rate	22.2%	1.0%	19.7%	0.9%
The Company’s income taxes for the three months ended July 2, 2022 and July 3, 2021 were determined using an estimated effective tax rate adjusted for discrete items that occurred during the respective periods. The Company's effective tax rate for the three and six months ended July 2, 2022 differs from the statutory federal corporate tax rate of 21% primarily due to U.S. federal research tax credits and excess tax benefits from stock-based compensation partially offset by state taxes, the inclusion of income from certain foreign operations and the effect of non-deductible stock-based compensation for executive officers.

The Company's effective tax rate for the three and six months ended July 3, 2021 was significantly lower than 2022 as the Company maintained a full valuation allowance until the third quarter of 2021.
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
The Company continues to maintain a valuation allowance of $30.8 million on certain U.S. federal and state deferred tax assets that the Company believes are not more likely than not to be realized in future periods.
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
10. Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator:
Net income	$7,521	$20,458	$15,640	$41,073
Denominator:
Weighted-average common shares outstanding used to compute basic net income per share	64,836	63,042	64,662	62,795
Effect of dilutive common stock equivalents	3,333	4,592	3,623	4,552
Weighted-average common shares outstanding used to compute diluted net income per share	68,169	67,634	68,285	67,347
Net income per common share:
Basic net income per common share	$0.12	$0.32	$0.24	$0.65
Diluted net income per common share	$0.11	$0.30	$0.23	$0.61
Potentially dilutive shares, weighted average	2,617	1,096	2,196	752
Potentially dilutive shares have been excluded from the computation of diluted net income per common share when their effect is antidilutive. These antidilutive shares were from stock options.
11. Subsequent Event
In July 2022, the Company’s Board of Directors authorized a one-year stock repurchase program for up to $100 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with the Company’s capital allocation strategy. The repurchase program does not obligate the Company to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

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
We market our cloud and software platforms, systems and services to BSPs globally through our direct sales force as well as select resellers. Our customers range from smaller, regional BSPs to some of the world’s largest BSPs. We have enabled approximately 1,800 BSP customers purchasing directly and through partners to deploy passive optical, Active Ethernet and point-to-point Ethernet fiber access networks.
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
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue for the three and six months ended July 2, 2022, and that we expect will impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, including higher costs due to materials shortages including components, supply constraints or unfavorable changes in trade policies, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty and incurrence of retrofit costs, amortization of intangibles, asset write-offs, support fees for silicon-related development work for our products, allowances for obligations to our suppliers and inventory write-downs. Given the ongoing supply chain disruptions related to component shortages, longer lead times as a result of increased global demand for certain components and disruptions related to the COVID-19 pandemic, we have experienced and are continuing to experience product supply delays and related challenges, and we expect these delays and related challenges to persist in the foreseeable future. Similarly, challenges in supply chain logistics have persisted due to greater global demand for transport services as well as labor shortages and resulted in increases in our global freight charges. In addition, we periodically elect to ship by air in order to meet delivery commitments to our customers, and air freight rates remain elevated relative to pre-pandemic levels. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
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
COVID-19 Pandemic
We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, particularly as variants of the coronavirus continue to spread around the world. The COVID-19 pandemic has had a prolonged impact on our supply chain operations due to restrictions, reduced capacity and limited availability from suppliers on whom we rely for sourcing components and materials and from third-party partners on whom we rely for manufacturing, warehousing and logistics services. Our supply chain continues to face constraints primarily due to closures affecting suppliers and manufacturers in China that have led to challenges in sourcing components and materials. Shortages and delays relating to our components and materials have also caused, and may continue to cause, difficulties in managing global logistics, and transport and warehousing services for our products. The prolonged impact of COVID-19 could exacerbate these constraints or cause further supply chain disruptions.
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
Our critical accounting policies and estimates, which are revenue recognition, inventory valuation and supplier purchase commitments and income taxes, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021. For the six months ended July 2, 2022, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the six months ended July 2, 2022 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2021 that are significant or potentially significant to us.

Results of Operations
Comparison of the Three and Six Months Ended July 2, 2022 and July 3, 2021
Revenue
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Variance in Dollars	Variance in Percent	July 2, 2022	July 3, 2021	Variance in Dollars	Variance in Percent
Revenue:
Systems	$191,195	$159,553	$31,642	20%	$365,621	$312,855	$52,766	17%
Services	10,847	9,117	1,730	19%	21,369	17,889	3,480	19%
	$202,042	$168,670	$33,372	20%	$386,990	$330,744	$56,246	17%

Percent of total revenue:
Systems	95%	95%			94%	95%
Services	5%	5%			6%	5%
	100%	100%			100%	100%
Our revenue increased by $33.4 million and $56.2 million for the three and six months ended July 2, 2022, respectively, as compared to the corresponding periods in 2021 mostly due to higher systems revenue of $31.6 million and $52.8 million, respectively. Services revenue increased by $1.7 million and $3.5 million, compared to the corresponding periods in 2021. The increase in systems revenue was primarily due to higher revenue from our growing base of small, regional customers as BSPs continue to adopt our All Platform offerings and seek to provide a better Wi-Fi experience for their customers. The increase in services revenue was due to the continued ramp in our service offerings aligned with cloud and software products for our customers.
For the three and six months ended July 2, 2022, revenue generated in the United States was $183.9 million and $349.6 million, or 91% and 90% of our total revenue, compared to $138.6 million and $277.9 million, or 82% and 84% of our total revenue, respectively, for the same periods in 2021. International revenue was $18.1 million and $37.4 million, or 9% and 10% of our total revenue, for the three and six months ended July 2, 2022, as compared to $30.1 million and $52.8 million, or 18% and 16% of our total revenue, for the same periods in 2021.
No customer accounted for more than 10% of the Company’s total revenue for the three months ended July 2, 2022 and July 3, 2021.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Variance in Dollars	Variance in Percent	July 2, 2022	July 3, 2021	Variance in Dollars	Variance in Percent
Gross profit:
Systems	$96,747	$86,880	$9,867	11%	$185,260	$170,519	$14,741	9%
Services	3,433	2,739	694	25%	6,712	5,342	1,370	26%
	$100,180	$89,619	$10,561	12%	$191,972	$175,861	$16,111	9%
Gross margin:
Systems	50.6%	54.5%			50.7%	54.5%
Services	31.6%	30.0%			31.4%	29.9%
Overall	49.6%	53.1%			49.6%	53.2%
Gross profit increased to $100.2 million and $192.0 million for the three and six months ended July 2, 2022, respectively, from $89.6 million and $175.9 million during the corresponding periods in 2021 due to higher revenue for both systems and services. The decrease in systems gross margin of 390 and 380 basis points for the three and six months ended July 2, 2022, respectively, compared to the corresponding periods in 2021, was mainly due to higher component and logistics costs. Services gross margin increased by 160 and 150 basis points for the three and six months ended July 2, 2022, respectively, compared to the corresponding periods in 2021, as our service revenue reflects a greater contribution from higher gross margin services aligned with our platform offerings, which more than offset the investments in our customer success organization.
Operating Expenses
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Variance in Dollars	Variance in Percent	July 2, 2022	July 3, 2021	Variance in Dollars	Variance in Percent
Sales and marketing expenses	$41,138	$29,710	$11,428	38%	$77,229	$57,761	$19,468	34%
Percent of total revenue	20%	18%			20%	17%
Sales and marketing expenses for the three months ended July 2, 2022 increased by $11.4 million compared with the corresponding period in 2021 primarily due to increases in personnel expenses mainly related to sales headcount and higher sales incentive compensation of $8.2 million, travel expenses of $1.5 million and stock-based compensation of $1.1 million.
Sales and marketing expenses for the six months ended July 2, 2022 increased by $19.5 million compared with the corresponding period in 2021 primarily due to increases in sales headcount and higher sales incentive compensation of $14.1 million, travel expenses of $2.6 million and stock-based compensation of $2.2 million.
We expect our investments in sales and marketing will increase in absolute dollars, but be relatively consistent as a percentage of revenue, as we extend our market reach and grow our business in support of our key strategic initiatives.
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Variance in Dollars	Variance in Percent	July 2, 2022	July 3, 2021	Variance in Dollars	Variance in Percent
Research and development expenses	$30,430	$25,716	$4,714	18%	$60,247	$50,080	$10,167	20%
Percent of total revenue	15%	15%			16%	15%
Percentage of systems gross profit	31%	30%			33%	29%
Research and development expenses for the three months ended July 2, 2022 increased by $4.7 million as compared with the corresponding period in 2021 mainly due to increases in personnel expenses of $2.7 million, stock-based compensation of $0.6 million, depreciation and amortization of $0.4 million and outside services of $0.3 million.
Research and development expenses for the six months ended July 2, 2022 increased by $10.2 million as compared with the corresponding period in 2021 mainly due to increases in personnel expenses of $5.3 million, stock-based compensation of $2.8 million and outside services of $0.9 million.
We expect our investments in research and development to increase in absolute dollars, but remain relatively consistent as a percentage of systems gross profit, as we expand the functionality and capabilities of our platforms.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Variance in Dollars	Variance in Percent	July 2, 2022	July 3, 2021	Variance in Dollars	Variance in Percent
General and administrative expenses	$18,911	$13,664	$5,247	38%	$34,942	$26,689	$8,253	31%
Percent of total revenue	9%	8%			9%	8%

General and administrative expenses for the three months ended July 2, 2022 increased by $5.2 million as compared with the corresponding period in 2021 mainly due to increases in personnel expenses of $2.4 million, stock-based compensation of $1.7 million and outside services of $0.7 million. These increases were driven by continued investments in information technology infrastructure.
General and administrative expenses for the six months ended July 2, 2022 increased by $8.3 million as compared with the corresponding period in 2021 mainly due to increases in stock-based compensation of $3.5 million, personnel expenses of $3.0 million and outside services of $1.2 million. These increases were driven by continued investments in information technology infrastructure.
We expect our general and administrative investments to increase in absolute dollars but decline slightly as a percentage of revenue over time as revenue continues to grow.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	Variance in Dollars	Variance in Percent	July 2, 2022	July 3, 2021	Variance in Dollars	Variance in Percent
Income taxes	$2,148	$207	$1,941	938%	$3,849	$357	$3,492	978%
Effective tax rate	22.2%	1.0%			19.7%	0.9%
We maintained a full valuation allowance against our deferred tax assets until the third quarter of 2021. As such, for the three and six months ended July 3, 2021, our income tax provision was primarily due to state and foreign taxes payable. For the three and six months ended July 2, 2022, our income tax expense was $2.1 million and $3.8 million for an effective tax rate of 22.2% and 19.7%, respectively, which differs from the statutory rate of 21% primarily due to U.S. federal research tax credits and excess tax benefits from stock-based compensation partially offset by state taxes, the inclusion of income from certain foreign operations and the effect of non-deductible stock-based compensation for executive officers.
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
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through sales of our common stock, cash flow generated from operations and various borrowing arrangements. As of July 2, 2022, we had cash, cash equivalents and marketable securities of $224.9 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government agency securities and commercial paper.
Operating Activities
Net cash provided by operating activities was $14.4 million for the six months ended July 2, 2022 and consisted of net income of $15.6 million partially offset by non-cash charges of $29.2 million and cash flow decreases of $30.5 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $20.5 million, depreciation and amortization of $7.7 million and deferred income taxes of $1.0 million.
Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $23.3 million mainly due to advanced payments to supply chain partners, an increase in inventory of $9.4 million to improve our responsiveness to customer demand, a decrease in accounts payable of $6.1 million due to the timing of payments related to inventory purchases and an increase in accounts receivable of $0.9 million in line with our revenue growth. These changes were partially offset by an increase in deferred revenue of $8.7 million due to Calix Cloud and Revenue Edge subscriptions, and support contracts.
Net cash provided by operating activities was $33.4 million for the six months ended July 3, 2021 and consisted of net income of $41.1 million and non-cash charges of $19.1 million, partially offset by cash flow decreases of $26.8 million reflected in the net change in assets and liabilities. Non-cash charges consisted of stock-based compensation of $11.4 million and depreciation and amortization of $7.7 million. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in inventory of $24.9 million to support revenue growth and to mitigate supply chain shortages and disruptions and a decrease in total accrued liabilities of $12.9 million, mainly related to incentive compensation payouts, rebate redemptions and a reduction of customer advance payments. In addition, there was an increase in accounts receivable of $10.7 million, due to product shipment timing, and an increase in prepaid expenses and other assets of $6.4 million mainly due to advance payments to our supply chain partners for deposits, expedite fees and component surcharges. These changes were partially offset by an increase in accounts payable of $21.9 million due to increased inventory purchases and an increase in deferred revenue of $6.2 million due to Calix Cloud subscriptions, support contracts and extended warranties.
Investing Activity
For the six months ended July 2, 2022, cash used in investing activities of $27.7 million consisted of net purchases of marketable securities of $21.8 million and capital expenditures of $5.9 million, consisting primarily of purchases of test equipment and computer equipment.
For the six months ended July 3, 2021, cash used in investing activities of $68.2 million consisted of net purchases of marketable securities of $64.3 million and capital expenditures of $3.9 million, consisting primarily of purchases of test equipment and computer equipment.
Financing Activities
Net cash provided by financing activities of $13.9 million for the six months ended July 2, 2022 and $12.6 million for the six months ended July 3, 2021 primarily consisted of proceeds from the issuance of common stock related to our equity plans.
Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, normal recurring trade payables, compensation-related and expense accruals, operating leases and revenue-share obligations. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. Furthermore, in July 2022, our Board of Directors has authorized a one-year stock repurchase program for up to $100 million of our common stock.
We believe, based on our current operating plan and expected operating cash flows, that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. If we are unable to execute on our current operating plan or continue to generate operating income and positive cash flows, our liquidity, results of operations and financial condition will be adversely affected, and we may need to cease our repurchase program or seek other sources of liquidity, including the sale of additional equity or borrowing, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which may adversely impact our business and potential growth.
Contractual Obligations and Commitments
Our principal commitments as of July 2, 2022 consisted of our contractual obligations under non-cancelable outstanding purchase obligations, operating lease obligations for office space and a revenue share obligation. The following table summarizes our contractual obligations as of July 2, 2022 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$359,324	$295,104	$60,452	$3,768	$—
Operating lease obligations (2)	16,025	4,593	8,973	2,459	—
Revenue share obligation (3)	13,617	4,001	9,616	—	—
	$388,966	$303,698	$79,041	$6,227	$—

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of July 2, 2022, we had cash, cash equivalents and marketable securities of $224.9 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.
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

	Six Months Ended
	July 2, 2022	July 3, 2021
USD	92%	92%
RMB	5%	6%
GBP	2%	2%
INR	1%	—%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, GBP and INR, our operating expenses for the first six months of 2022 would have decreased or increased by approximately $1.4 million, or approximately 1%.

Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended July 2, 2022 was a net translation loss of $0.5 million. This loss is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive loss.”
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain assets denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to two months. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other income (expense), net” in our Condensed Consolidated Statements of Comprehensive Income. During the six months ended July 2, 2022, the net loss we recognized related to these foreign exchange assets and liabilities of approximately $0.1 million.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of July 2, 2022, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
Particular risks associated with management of our global supply chain operations include the following:
•Manufacturing constraints, shortages and other disruptions. We do not have internal manufacturing capabilities and rely solely on a small number of contract manufacturers, or CMs, and original design manufacturers, or ODMs, to manufacture and supply our products. Our business operations and ability to supply our products are highly dependent upon our ability to secure adequate third-party manufacturing capabilities and capacity and to effectively manage those third parties to meet our business needs. Our dependence solely on third-party manufacturers makes us vulnerable to possible supply and capacity constraints and reduces our control over manufacturing disruptions due to component availability, extended lead times delivery schedules, quality, manufacturing yields and increased costs. Some of these risks have occurred from time to time in our business, including recent unforeseen increases in component costs. If these disruptions and constraints are prolonged, or if these manufacturers do not have the ability or business continuity plans to fulfill their obligations to us, our business could be disrupted. If we cannot effectively manage our vendors or if we fail to invest adequate resources to manage our supply chain operations, our ability to meet customer orders and generate revenue may be negatively impacted. A substantial portion of our manufacturing is done at facilities outside of the U.S., largely in Asia, which presents increased supply risk, including the risk of supply interruptions, delays, shortages or reductions in manufacturing quality or controls. In addition, these supply interruptions, delays and shortages could impair our ability to meet our customer requirements, require us to pay higher prices or incur expedite fees, which would harm our business and negatively impact our gross margin and results of operations. Our international manufacturing also creates risks and uncertainties associated with regulatory changes or government actions such as local business requirements, trade restrictions and tariffs, economic sanctions or related legislation, which may complicate our export and import activities, be disruptive to the operations of our manufacturers and logistics partners or result in higher product and shipping costs and variability of supply. For example, substantially all our silicon suppliers have extended their lead times to 52 weeks or more and increased prices. Manufacturing in Asia further heightens our risk of meeting customer delivery requirements as we rely upon third-party logistics companies to transport and import significant volumes of products to the U.S. where we generate a substantial majority of our revenue. These supply chain risks are further increased by periodic shipping backlogs at ports and similar disruptions to transportation infrastructure due to a growing surge in global demand for goods.
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
•Ability to forecast and manage inventory liability with vendors. We have experienced unanticipated increases in demand from customers, in part as a result of higher consumer demand for internet services and improved Wi-Fi due to COVID-19; in turn, this has resulted in our shipments being delayed. If we underestimate product demand from our customers, our manufacturers may have inadequate component inventory to meet our demand. If we are not able to adequately anticipate demand, this could interrupt our product manufacturing, increase our cost of product revenue associated with expedite fees and air freight and/or result in delays or cancellation of customer orders. If we are unable to deliver products timely to our customers, we may lose customer goodwill or our customers may choose to purchase from other vendors, all of which may have a material negative impact on our revenue and operating results. If we overestimate our product demand, our third-party manufacturers may purchase excess components and build excess inventory, and we could be required to pay for these excess parts or products and their storage costs. Long lead times for component supply, which have been magnified by factory closures and shortages due to the COVID-19 pandemic as well as higher demand for certain components, and unanticipated demand for our products have in the past and are expected to continue to impact our ability to accurately forecast our production requirements. We may incur liabilities for certain component inventory purchases that have been rendered excess or obsolete, which may have an adverse effect on our gross margin, financial condition and results of operations.

Our business and results of operations have been, and may continue to be, negatively affected by the on-going effects of the COVID-19 pandemic and related severe impacts on the global economy.
For over two years the COVID-19 pandemic has severely impacted the global economy, disrupting financial markets, global manufacturing activities, customer purchasing patterns and general business operations, resulting in business closures, significant unemployment rates and substantial and prolonged government restrictions on business, travel and personal activities. These measures have disrupted our global supply chain activities, including our third-party manufacturers, logistics providers and suppliers, and significantly limited our business travel, customer engagements and normal business activities, all of which heighten our business and operational risks. Although global economic conditions have generally improved with the rollout of COVID-19 vaccines, business activity may not recover as quickly as anticipated, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, and supply chain challenges. As the effects of the pandemic persist, we may continue to experience a sustained shortage of components and materials, which may have a material negative impact on our ability to supply products to meet customer requirements and could materially adversely affect our business and results of operations. Although demand for our products has been strong in the short-term as subscribers seek more bandwidth and better Wi-Fi at home for work and entertainment, as the pandemic appears to be subsiding, the future of broadband expansion is unclear. For example, BSPs may not invest in our new platforms or delay infrastructure improvements due to the uncertainty in the global economy. A prolonged disruption to our business and operations and other adverse residual impacts of the COVID-19 pandemic or further future disruptions could have a material adverse effect on our business, results of operations and financial condition.
With the increased availability of vaccines in the U.S., we reopened our offices in July 2021 for fully-vaccinated employees who choose to work at the office and resumed business travel with safety precautions. We continue to monitor evolving pandemic conditions and focus on the safety, well-being and productivity of our workforce. The rapid emergence and subsidence of multiple COVID-19 variants and sub-variants suggest that effects of current and potential future COVID-19 variants on our business will continue to make planning responses to new outbreaks an on-going challenge. There are no assurances that the global economy will recover from the on-going effects of the pandemic quickly or at all, or that impacted areas will be able to adequately contain COVID-19 infections.
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
Macroeconomic and Industry Risks
Adverse global economic, market and industry conditions, geopolitical issues and other conditions that impact our increasingly global operations could have a negative effect on our business, results of operations and financial condition and liquidity.
As a global company, our performance is affected by global economic, market and industry conditions (including the current inflationary economic environment and rising interest rates) as well as geopolitical issues and other conditions with global reach. In recent years, concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty make it more difficult for us to manage our operations and accurately forecast revenue, gross margin and expenses. Geopolitical issues, such as the Russian invasion of Ukraine, ongoing conflicts between the United States and China, tariff and trade policy changes, increasing potential of conflict involving countries in Asia that are critical to our supply chain operations, such as Taiwan and China, have resulted in increasing global tensions and create uncertainty for global commerce. In particular, we incurred substantial costs and diversion of resources realigning our supply chain operations to move substantially all of our product manufacturing to locations outside of China as a result of U.S. tariff and trade policy changes. The on-going global impact of the COVID-19 pandemic continues to create shortages in component and supplies and otherwise disrupt and delay our global supply chain operations. Moreover, shipping backlogs and similar disruptions to transportation infrastructure due to an increasing surge in the global demand for goods has exacerbated supply chain challenges. In addition, historically high rising interest rates in the United States have begun to affect businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components, and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn, and our platforms and services are perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending. Sustained or worsening of global economic conditions and geopolitical issues may increase our cost of doing business, materially disrupt our supply chain operations, cause our customers to reduce or delay spending and intensify pricing pressures. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, demand for our products, and our business, financial condition, and results of operations, could be adversely affected.
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
Demand for our products depends on the magnitude and timing of capital spending by BSPs as they construct, expand, upgrade and maintain their access networks as well as BSPs’ adoption of our platforms and cloud-based services. Capital spending is cyclical in our industry, sporadic among individual BSPs and can change on short notice, which gives us little visibility into changes in spending behavior in any particular quarter. Capital spending for network infrastructure projects could be delayed or canceled in response to factors outside our control, such as reduced consumer spending, challenging capital markets or declining liquidity trends. BSP spending is also affected by reductions in budgets, including as a result of a general economic downturn, delays in purchasing cycles, access to government funding programs or capital markets, and seasonality and delays in capital allocation decisions. Historically, our customers may spend less or have less deployments in the first quarter due to pending annual budgets or, in certain regions, due to weather conditions that inhibit outside fiber deployment, resulting in weaker demand for our products in the first quarter. Softness in demand in any of our customer markets, including due to macro-economic conditions beyond our control or uncertainties associated with regulatory reforms, has in the past and could in the future lead to unexpected decline or slowdown in customer capital expenditure. Further, BSPs may pursue capital investment in network technologies other than those offered by us or may choose not to adopt our products and platform solutions in their networks. Reductions in capital expenditures by BSPs would have a material negative impact on our revenue and results of operations and slow our rate of revenue growth. As a consequence, our results for a particular period may be difficult to predict, and our prior results are not necessarily indicative of results in future periods.
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
Government authorities in the United States and around the world have implemented and are continuing to implement broader and more stringent laws and regulations concerning data protection. The interpretation and application of these data protection laws and regulations are often uncertain and changing, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data practices. For example, the General Data Protection Regulation, or EU GDPR, adopted by the European Union, or EU, and the UK General Data Protection Regulation, or UK GDPR, adopted by the United Kingdom, or UK (the EU GDPR and UK GDPR hereinafter referred to as the GDPR) and national data protection supplementing laws in these jurisdictions impose specific duties and requirements upon companies that collect, process or control personal data of individuals located in the EU/UK, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Although we currently do not have material operations or business in the EU or the UK, we are in the process of expanding in these jurisdictions and we have incurred and will continue to incur substantial costs in this respect. Furthermore, the GDPR imposes significant penalties for noncompliance of at least €20 million (for the EU GDPR) or £17.5 million (for the UK GDPR), or up to 4% of a company’s worldwide revenue; thus, any non-compliance with the GDPR could result in a material adverse effect on our business, financial condition and results of operations. Twice, the Court of Justice of the European Union, or the CJEU, has invalidated regulations designed to facilitate the transfer of data from European countries to the United States and in July 2020, the CJEU held that transfers must be assessed on a case-by-case basis and reliance on standard contractual clauses (a standard form of contract approved by the European Commission as an adequate mechanism for personal data transfers) may not be sufficient in all circumstances. In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new regime has not yet been published. We currently rely on the standard contractual clauses and the UK International Data Transfer Agreement (or Addendum) to transfer personal data outside the European Economic Area and the UK respectively, including to the United States. As the enforcement landscape further develops, and supervisory authorities issue further guidance on – and revised standard contractual clauses for - international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we have had to and will have to implement revised standard contractual clauses for existing intragroup, customer and vendor arrangements within required time frames; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.
We and/or our customers are also subject to evolving EU and UK privacy laws on cookies, tracking technologies, e-marketing and electronic communications. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of marketing activities conducted on behalf of our customers, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities.
In light of the complex and evolving nature of EU, EU Member State and UK privacy laws, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/ change our use of technologies, as well as lead to civil claims including class actions, and reputational damage.
Since 2020, a number of U.S. states, including California, Colorado, Oklahoma, Utah and Virginia have enacted laws and regulations to protect consumers’ personal information and efforts to enact a comprehensive federal privacy law have intensified. Most of the new or proposed laws include restrictions on processing consumer information for targeted advertising, which could negatively affect our marketing cloud product. Complying with new and changing laws could cause us to incur substantial costs in order to market and sell our cloud-based solutions in the U.S. and internationally, deter customers from adopting our cloud-based solutions or require us to redesign our platform in order to meet customer requirements related to such laws. Regulatory actions or claims involving our practices in the collection, storage, processing, use or disclosure of consumer information or other personal data, even if unfounded, could damage our reputation and adversely affect our operating results. The failure or perceived failure to comply may result in government or civil proceedings or actions against us, or could cause us to lose customers, which could have an adverse effect on our business.
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
Risks Related to Ownership of Our Common Stock and Other Risks
Our stock price may continue to be volatile, and the value of an investment in our common stock may decline.
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
Our working capital needs and cash use have continued to increase to support our business operations and growth, and we may need additional capital if our current plans and assumptions change. In January 2022, we terminated our loan and security agreement with Bank of America, N.A. If our financial position deteriorates, we may not be able to secure a similar source of financing to support our working capital needs on acceptable terms or at all. If future financings involve the issuance of equity securities, our then-existing stockholders would suffer dilution. If we raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. If we are unable to sustain positive operating income and cash flows from operations, our liquidity, results of operations and financial condition may be adversely affected. Furthermore, if we are unable to generate sufficient cash flows to support our operational needs, we may need to cease our repurchase program or seek additional sources of liquidity, including borrowings, to support our working capital needs, even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.
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

CALIX, INC. (Registrant)

Date: July 26, 2022	By:	/s/ Carl Russo
Carl Russo
Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2022	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)