Form 10-Q
period 2022-10-01
CALIX, INC
filed 2022-10-25
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of October 17, 2022, there were 65,441,288 shares of the Registrant’s common stock, par value $0.025 outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 1, 2022	December 31, 2021
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$75,172	$51,333
Marketable securities	159,534	153,002
Accounts receivable, net	100,527	85,219
Inventory	141,116	88,880
Prepaid expenses and other current assets	58,827	30,811
Total current assets	535,176	409,245
Property and equipment, net	24,348	21,783
Right-of-use operating leases	10,002	12,182
Deferred tax assets	163,737	168,962
Goodwill	116,175	116,175
Other assets	17,441	13,685
	$866,879	$742,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,246	$29,061
Accrued liabilities	80,573	71,597
Deferred revenue	33,687	27,478
Total current liabilities	180,506	128,136
Long-term portion of deferred revenue	24,919	22,016
Operating leases	9,443	12,376
Other long-term liabilities	4,264	11,076
Total liabilities	219,132	173,604
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of October 1, 2022 and December 31, 2021	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 65,442 shares issued and outstanding as of October 1, 2022, and 64,274 shares issued and outstanding as of December 31, 2021	1,636	1,607
Additional paid-in capital	1,050,826	997,855
Accumulated other comprehensive loss	(3,084)	(320)
Accumulated deficit	(401,631)	(430,714)
Total stockholders’ equity	647,747	568,428
	$866,879	$742,032
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue:
Systems	$225,845	$163,076	$591,466	$475,931
Services	10,489	9,155	31,858	27,044
Total revenue	236,334	172,231	623,324	502,975
Cost of revenue:
Systems	110,573	76,339	290,934	218,675
Services	7,189	6,399	21,846	18,946
Total cost of revenue	117,762	82,738	312,780	237,621
Gross profit	118,572	89,493	310,544	265,354
Operating expenses:
Sales and marketing	46,134	31,144	123,363	88,905
Research and development	33,196	25,727	93,443	75,807
General and administrative	19,237	14,631	54,179	41,320
Total operating expenses	98,567	71,502	270,985	206,032
Operating income	20,005	17,991	39,559	59,322
Interest and other income (expense), net:
Interest income (expense), net	595	(86)	870	(330)
Other income (expense), net	(134)	(463)	(474)	(120)
Total interest and other income (expense), net	461	(549)	396	(450)
Income before income taxes	20,466	17,442	39,955	58,872
Income taxes	7,023	(159,982)	10,872	(159,625)
Net income	$13,443	$177,424	$29,083	$218,497
Net income per common share:
Basic	$0.21	$2.79	$0.45	$3.47
Diluted	$0.19	$2.61	$0.42	$3.24
Weighted-average number of shares used to compute
net income per common share:
Basic	65,355	63,588	64,892	63,057
Diluted	69,174	67,907	68,587	67,537

Net income	$13,443	$177,424	$29,083	$218,497
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale marketable securities, net	(488)	—	(1,956)	—
Foreign currency translation adjustments, net	(335)	(24)	(808)	(15)
Total other comprehensive loss, net of tax	(823)	(24)	(2,764)	(15)
Comprehensive income	$12,620	$177,400	$26,319	$218,482

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 2, 2022	65,241	$1,631	$1,032,833	$(2,261)	$(415,074)	$617,129
Stock-based compensation	—	—	11,027	—	—	11,027
Issuance of common stock under equity incentive plans, net of forfeitures	201	5	6,966	—	—	6,971
Net income	—	—	—	—	13,443	13,443
Other comprehensive loss	—	—	—	(823)	—	(823)
Balance as of October 1, 2022	65,442	$1,636	$1,050,826	$(3,084)	$(401,631)	$647,747

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 3, 2021	63,200	$1,580	$972,259	$(182)	$(628,019)	$345,638
Stock-based compensation	—	—	6,661	—	—	6,661
Issuance of common stock under equity incentive plans, net of forfeitures	532	14	5,913	—	—	5,927
Net income	—	—	—	—	177,424	177,424
Other comprehensive loss	—	—	—	(24)	—	(24)
Balance as of October 2, 2021	63,732	$1,594	$984,833	$(206)	$(450,595)	$535,626

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	64,274	$1,607	$997,855	$(320)	$(430,714)	$568,428
Stock-based compensation	—	—	31,502	—	—	31,502
Issuance of common stock under equity incentive plans, net of forfeitures	1,168	29	21,469	—	—	21,498
Net income	—	—	—	—	29,083	29,083
Other comprehensive loss	—	—	—	(2,764)	—	(2,764)
Balance as of October 1, 2022	65,442	$1,636	$1,050,826	$(3,084)	$(401,631)	$647,747

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	62,122	$1,553	$948,055	$(191)	$(669,092)	$280,325
Stock-based compensation	—	—	18,055	—	—	18,055
Issuance of common stock under equity incentive plans, net of forfeitures	1,610	41	18,723	—	—	18,764
Net income	—	—	—	—	218,497	218,497
Other comprehensive loss	—	—	—	(15)	—	(15)
Balance as of October 2, 2021	63,732	$1,594	$984,833	$(206)	$(450,595)	$535,626

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Operating activities:
Net income	$29,083	$218,497
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	31,502	18,055
Depreciation and amortization	10,837	11,351
Deferred income taxes	5,225	(161,995)
Net accretion of available-for-sale securities	(533)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(15,308)	(22,510)
Inventory	(52,236)	(22,897)
Prepaid expenses and other assets	(32,854)	(9,776)
Accounts payable	36,170	18,311
Accrued liabilities	9,825	(7,008)
Deferred revenue	9,112	6,691
Other long-term liabilities	(9,745)	(4,544)
Net cash provided by operating activities	21,078	44,175
Investing activities
Purchases of property and equipment	(9,260)	(7,271)
Purchases of marketable securities	(142,280)	(200,509)
Maturities of marketable securities	134,325	125,000
Net cash used in investing activities	(17,215)	(82,780)
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	21,498	18,764
Payments related to financing arrangements	(995)	(723)
Net cash provided by financing activities	20,503	18,041
Effect of exchange rate changes on cash and cash equivalents	(527)	(28)
Net increase (decrease) in cash and cash equivalents	23,839	(20,592)
Cash and cash equivalents at beginning of period	51,333	80,807
Cash and cash equivalents at end of period	$75,172	$60,215

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Company and Basis of Presentation
Company
Calix, Inc. (together with its subsidiaries, “Calix” or the “Company”) was incorporated in August 1999 and is a Delaware corporation. The Company is the leading global provider of cloud and software platforms, systems and services that focus on the subscriber-facing network, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. These cloud and software platforms enable broadband service providers (“BSPs”) of all types and sizes to innovate and transform their businesses. The Company’s BSP customers are empowered to utilize real-time data and insights from Calix platforms to simplify their businesses and deliver experiences that excite their subscribers. These insights enable BSPs to grow their businesses through increased subscriber acquisition, loyalty and revenue, thereby increasing the value of their businesses and contributions to their communities.
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
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first quarter ending on the Saturday closest to March 31st. As a result, the Company had one less day in the nine months ended October 1, 2022 than for the nine months ended October 2, 2021. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s significant accounting policies did not change during the nine months ended October 1, 2022.

Newly Adopted Accounting Standard
The Company did not adopt any new accounting standards during the nine months ended October 1, 2022 that were significant to the Company.

Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the nine months ended October 1, 2022 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that are significant or potentially significant to the Company.
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
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive loss in the stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as other expense, net. There were no realized gains and losses for the three and nine months ended October 1, 2022 and October 2, 2021, respectively.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	October 1, 2022	December 31, 2021
Cash and cash equivalents:
Cash	$33,807	$26,442
Commercial paper	34,377	21,582
U.S. government securities	6,966	—
Money market funds	22	2,320
Corporate debt securities	—	989
Total cash and cash equivalents	75,172	51,333
Marketable securities:
U.S. government securities	109,548	60,279
Commercial paper	28,953	80,812
U.S. government agency securities	20,533	5,527
Corporate debt securities	249	3,576
Municipal securities	251	2,808
Total marketable securities	159,534	153,002
	$234,706	$204,335
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities.

The amortized cost and fair value of marketable securities as of October 1, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Losses	Fair Value
U.S. government securities	$118,340	$(1,826)	$116,514
Commercial paper	63,405	(75)	63,330
U.S. government agency securities	20,763	(230)	20,533
Municipal securities	252	(1)	251
Corporate debt securities	251	(2)	249
Total marketable securities	$203,011	$(2,134)	$200,877
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

The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of October 1, 2022	Level 1	Level 2	Total
Money market funds	$22	$—	$22
U.S. government securities	116,514	—	116,514
Commercial paper	—	63,330	63,330
U.S. government agency securities	—	20,533	20,533
Municipal securities	—	251	251
Corporate debt securities	—	249	249
	$116,536	$84,363	$200,899

As of December 31, 2021	Level 1	Level 2	Total
Money market funds	$2,320	$—	$2,320
U.S. government securities	60,279	—	60,279
Commercial paper	—	102,394	102,394
U.S. government agency securities	—	5,527	5,527
Corporate debt securities	—	4,565	4,565
Municipal securities	—	2,808	2,808
	$62,599	$115,294	$177,893

5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	October 1, 2022	December 31, 2021
Accounts receivable	$101,220	$85,944
Allowance for doubtful accounts	(693)	(725)
	$100,527	$85,219
Inventory consisted of the following (in thousands):

	October 1, 2022	December 31, 2021
Raw materials	$804	$130
Finished goods	140,312	88,750
	$141,116	$88,880
Property and equipment, net consisted of the following (in thousands):

	October 1, 2022	December 31, 2021
Test equipment	$43,660	$39,476
Computer equipment	12,024	11,156
Software	9,859	9,013
Leasehold improvements	1,704	1,351
Furniture and fixtures	1,140	1,812
Total	68,387	62,808
Accumulated depreciation and amortization	(44,039)	(41,025)
	$24,348	$21,783
Accrued liabilities consisted of the following (in thousands):

	October 1, 2022	December 31, 2021
Compensation and related benefits	$16,262	$23,165
Component inventory held by suppliers	10,290	7,611
Current portion of revenue share payments	10,284	4,731
Professional and consulting fees	6,993	4,819
Current portion of warranty and retrofit	6,559	7,076
Customer advances or rebates	6,220	4,742
Taxes payable	6,154	4,251
Freight	3,952	3,997
Operating leases	3,853	3,596
Product returns	2,722	1,836
Operations	1,577	1,400
Other	5,707	4,373
	$80,573	$71,597

In March 2018, and as amended in December 2020, the Company entered into an agreement with a vendor to develop a certain software product and related enhancements pursuant to which the Company is obligated to make revenue-share payments under the program, subject to aggregate fixed revenue-share payments of $15.8 million. The payments are based on a revenue-share rate applied to revenue from the developed-product and the corresponding hardware sales through March 2024. If the minimum revenue-share payments are not achieved by the end of that period, a true-up payment will be due. As of October 1, 2022, the liability, including accrued interest, was $12.7 million, of which $10.3 million is included in “Accrued liabilities” and $2.4 million in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2021, the liability, including accrued interest, was $13.2 million, of which $4.7 million was included in “Accrued liabilities” and $8.5 million in other “Other long-term liabilities.”
Changes in the Company’s accrued warranty and retrofit liability were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Balance at beginning of period	$8,654	$9,911	$9,594	$9,208
Accruals for product warranty and retrofit	219	769	396	2,974
Cost of warranty and retrofit claims	(566)	(554)	(1,683)	(2,056)
Balance at end of period	$8,307	$10,126	$8,307	$10,126
6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of October 1, 2022 (in thousands):

Period	Future Minimum Lease Payments
Remainder of 2022	$1,136
2023	4,619
2024	4,448
2025	3,945
2026 and thereafter	530
Total future minimum lease payments	14,678
Less imputed interest	(1,382)
$13,296
As of October 1, 2022, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$3,853
Operating leases	9,443
$13,296
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $7.9 million and are included in the table above.
The weighted average discount rate for the Company’s operating leases as of October 1, 2022 was 6.1%. The weighted average remaining lease term as of October 1, 2022 was 3.2 years.
For the three and nine months ended October 1, 2022, total rent expense of the Company was $1.0 million and $3.2 million, respectively. For the three and nine months ended October 2, 2021, total rent expense of the Company was $1.0 million and $3.1 million, respectively. Cash paid within operating cash flows for operating leases was $3.4 million and $2.9 million for the nine months ended October 1, 2022 and October 2, 2021, respectively.
Purchase Commitments
The Company’s suppliers, including contract manufacturers (“CMs”) and original design manufacturers (“ODMs”), place orders for certain component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs and ODMs. The Company places purchase orders with its CMs and ODMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the finished goods inventory. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. As of October 1, 2022 and December 31, 2021, the Company had approximately $398.8 million and $247.3 million, respectively, of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs.
The Company has from time to time, and subject to certain conditions, reimbursed certain suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $10.3 million and $7.6 million as of October 1, 2022 and December 31, 2021, respectively. The Company records the related charges in cost of systems revenue in its Condensed Consolidated Statements of Comprehensive Income.
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
7. Stockholders’ Equity
2019 Equity Incentive Award Plan
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, are eligible to receive awards under the 2019 Equity Incentive Award Plan (“the 2019 Plan”). The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards and dividend equivalents to eligible individuals. At the Company’s 2022 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the 2019 Plan by 1.5 million shares. As of October 1, 2022, there were 6.7 million shares available for issuance under the 2019 Plan.
Stock Options
During the three months ended October 1, 2022, stock option awards exercisable for up to an aggregate of 0.3 million shares of common stock were granted with a grant date weighted-average exercise price of $56.21 per share. During the nine months ended October 1, 2022, stock option awards exercisable for up to an aggregate of 1.1 million shares of common stock were granted with a grant date weighted-average exercise price of $46.83 per share. These stock option awards vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter over an additional three years.
In February 2022, performance-based stock option awards exercisable for up to an aggregate of 0.7 million shares of common stock were granted to certain Company executives with a grant date exercise price of $55.96 per share. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net operating income for 2022 (collectively, the “2022 Performance Targets”) during the one-year performance period. These performance-based stock option awards will vest, subject to certification by the Compensation Committee of the Company’s Board of Directors upon the achievement of the 2022 Performance Targets, as to 25% of the shares of common stock earned on the one year anniversary of the date of grant, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. If the non-GAAP net operating income target is achieved below 80% of target or the bookings target is achieved below 90% of target, no shares would be awarded, and the performance-based stock option awards would be forfeited in full. If both targets are achieved at the minimum threshold of 80% of target for non-GAAP net operating income and 90% of target for bookings, then the shares are awarded at 50% of the granted shares, with an increasing percentage of shares awarded above the minimum thresholds up to 100% of the granted shares if both targets are achieved at 100% or more of target. The probability of meeting the performance conditions related to these performance-based stock option awards was assessed to be probable as of October 1, 2022, and stock-based compensation expense of $2.9 million was recognized for the three months ended October 1, 2022. For the nine months ended October 1, 2022, stock-based compensation expense of $7.4 million was recognized.
During the three months ended October 1, 2022, 46,000 shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $23.18 per share. During the nine months ended October 1, 2022, 0.6 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $8.86 per share. As of October 1, 2022, unrecognized stock-based compensation expense of $55.7 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.2 years.
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
The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. At the Company’s 2022 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the ESPP by 1.3 million shares. The total shares authorized for issuance under the ESPP increased from 11.1 million shares to 12.4 million shares. As of October 1, 2022, there were 4.7 million shares available for issuance under the ESPP. During the nine months ended October 1, 2022, 0.2 million shares were purchased under the ESPP. As of October 1, 2022, unrecognized stock-based compensation expense of $1.3 million related to the ESPP is expected to be recognized over a remaining service period of 0.4 years.
The NQ ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their eligible compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. Beginning in the second quarter of 2022, the NQ ESPP provides quarterly offering periods from February 8th through May 7th, May 8th through August 7th, August 8th through November 7th and November 8th through February 7th of each year. A transition period began on May 15th and ended on August 7th. At the Company’s 2022 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the NQ ESPP by 0.8 million shares. The maximum number of shares of common stock currently authorized for issuance under the NQ ESPP is 6.3 million shares, with a maximum of 0.5 million shares allocated per purchase period. As of October 1, 2022, there were 3.2 million shares available for issuance under the NQ ESPP, including the stockholder-approved 0.8 million share increase. During the nine months ended October 1, 2022, 0.5 million shares were purchased and issued. As of October 1, 2022, unrecognized stock-based compensation expense of $8.2 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 0.9 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Cost of revenue:
Products	$432	$211	$1,225	$559
Services	266	177	739	483
Sales and marketing	3,082	1,791	8,412	4,961
Research and development	2,808	1,803	8,812	5,031
General and administrative	4,439	2,679	12,314	7,021
	$11,027	$6,661	$31,502	$18,055

Stock Repurchase Program
In July 2022, the Company’s Board of Directors authorized a one-year stock repurchase program for up to $100 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with the Company’s capital allocation strategy. The repurchase program does not obligate the Company to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the three months ended October 1, 2022, no repurchases were made under the program.
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
The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
United States	$215,857	$136,312	$565,420	$414,246
Americas ex U.S.	11,557	11,800	31,236	37,660
Europe	7,178	19,443	16,705	32,701
Middle East & Africa	1,223	3,905	8,940	16,165
Asia Pacific	519	771	1,023	2,203
	$236,334	$172,231	$623,324	$502,975
Contract Asset
The primary contract asset is revenue recognized on professional services contracts where the services are transferred to the customer over time, which has yet to be billed, and is classified within accounts receivable. Amounts are billed in accordance with the agreed-upon contractual terms. The balance as of December 31, 2021 was $1.7 million of which $0.3 million remained in the Company’s Condensed Consolidated Balance Sheet as of October 1, 2022. The closing balance as of October 1, 2022 was $2.0 million of which the Company expects to bill 26% of the balance during the remainder of 2022. The contract asset balance may fluctuate depending on the timing of professional services contracts with the Company's customers.
Contract Liability
Deferred revenue consisted of the following (in thousands):

	October 1, 2022	December 31, 2021
Current:
Products and services	$28,713	$22,586
Extended warranty	4,974	4,892
	33,687	27,478
Long-term:
Products and services	6,477	3,137
Extended warranty	18,442	18,879
	24,919	22,016
	$58,606	$49,494

The increase in the deferred revenue balance for the three and nine months ended October 1, 2022 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations offset by $13.0 million and $23.2 million of revenue recognized that was included in the deferred revenue balance at the beginning of each period, respectively.

Revenue allocated to remaining performance obligations (“RPOs”) represents contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods but excludes variable consideration where the monthly invoicing is based on usage or where actual usage exceeds the minimum commitment. RPOs were $173.1 million as of October 1, 2022, and the Company expects to recognize as revenue 35% of this amount over the next 12 months and the remainder thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of October 1, 2022 and December 31, 2021, the unamortized balance of deferred commissions was $8.5 million and $7.4 million, respectively. For the three and nine months ended October 1, 2022, the amount of amortization was $1.0 million and $2.6 million, respectively, compared to $0.4 million and $0.7 million for the three and nine months ended October 2, 2021, respectively. There was no impairment loss in relation to the costs capitalized for either period.
Concentration of Customer Risk
No customer accounted for more than 10% of the Company’s total revenue for the three or nine months ended October 1, 2022. One customer represented 10% of the Company’s total revenue for the three months ended October 2, 2021. No customer accounted for more than 10% of the Company’s total revenue for the nine months ended October 2, 2021.
No customer represented more than 10% of the Company’s accounts receivable as of October 1, 2022. One customer represented 12% of the Company’s accounts receivable as of December 31, 2021.
9. Income Taxes
The following table presents income taxes and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Income before income taxes	$20,466	$17,442	$39,955	$58,872
Income taxes	$7,023	$(159,982)	$10,872	$(159,625)
Effective tax rate	34.3%	(917.2)%	27.2%	(271.1)%
The Company’s income taxes for the three months ended October 1, 2022 and October 2, 2021 were determined using an estimated effective tax rate adjusted for discrete items that occurred during the respective periods. The Company’s effective tax rate for the three and nine months ended October 1, 2022 differs from the statutory federal corporate tax rate of 21% primarily due to state taxes, the inclusion of income from certain foreign operations and the effect of non-deductible stock-based compensation for executive officers partially offset by U.S. federal research tax credits and excess tax benefits from stock-based compensation. The Company’s effective tax rate for the three and nine months ended October 2, 2021 was significantly lower than 2022 as the Company reversed a significant portion of its valuation allowance associated with the Company’s U.S. federal and certain state deferred tax assets in the third quarter of 2021.
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
The Company continues to maintain a valuation allowance of $30.9 million on certain U.S. federal and state deferred tax assets that the Company believes are not more likely than not to be realized in future periods.
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
10. Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Numerator:
Net income	$13,443	$177,424	$29,083	$218,497
Denominator:
Weighted-average common shares outstanding used to compute basic net income per share	65,355	63,588	64,892	63,057
Effect of dilutive common stock equivalents	3,819	4,319	3,695	4,480
Weighted-average common shares outstanding used to compute diluted net income per share	69,174	67,907	68,587	67,537
Net income per common share:
Basic net income per common share	$0.21	$2.79	$0.45	$3.47
Diluted net income per common share	$0.19	$2.61	$0.42	$3.24
Potentially dilutive shares, weighted average	1,724	1,224	1,803	908
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
Overview
We are the leading global provider of cloud and software platforms, systems and services that focus on the subscriber-facing network, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. These cloud and software platforms enable broadband service providers, or BSPs, of all types and sizes to innovate and transform their businesses. Our BSP customers are empowered to utilize real-time data and insights from Calix platforms to simplify their businesses and deliver experiences that excite their subscribers. These insights enable BSPs to grow their brand through increased subscriber acquisition, loyalty and revenue and to reduce their operating costs, thereby increasing the value of their businesses and contributions to their communities.
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
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue for the three and nine months ended October 1, 2022, and that we expect will impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, including higher costs due to materials shortages including components, supply constraints or unfavorable changes in trade policies, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty and incurrence of retrofit costs, amortization of intangibles, asset write-offs, support fees for silicon-related development work for our products, allowances for obligations to our suppliers and inventory write-downs. Given the ongoing supply chain disruptions related to component shortages, longer lead times as a result of increased global demand for certain components and disruptions related to the COVID-19 pandemic, we have experienced and are continuing to experience product supply delays and related challenges, and we expect these delays and related challenges to persist in the foreseeable future. Similarly, challenges in supply chain logistics have persisted due to greater global demand for transport services as well as labor shortages and resulted in increases in our global freight charges. In addition, we periodically elect to ship by air in order to meet delivery commitments to our customers, and air freight rates remain elevated relative to pre-pandemic levels. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
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
Our critical accounting policies and estimates, which are revenue recognition, inventory valuation and supplier purchase commitments and income taxes, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021. For the nine months ended October 1, 2022, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the nine months ended October 1, 2022 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2021 that are significant or potentially significant to us.

Results of Operations
Comparison of the Three and Nine Months Ended October 1, 2022 and October 2, 2021
Revenue
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Variance in Dollars	Variance in Percent	October 1, 2022	October 2, 2021	Variance in Dollars	Variance in Percent
Revenue:
Systems	$225,845	$163,076	$62,769	38%	$591,466	$475,931	$115,535	24%
Services	10,489	9,155	1,334	15%	31,858	27,044	4,814	18%
	$236,334	$172,231	$64,103	37%	$623,324	$502,975	$120,349	24%

Percent of total revenue:
Systems	96%	95%			95%	95%
Services	4%	5%			5%	5%
	100%	100%			100%	100%
Our revenue increased by $64.1 million and $120.3 million for the three and nine months ended October 1, 2022, respectively, as compared to the corresponding periods in 2021 mostly due to higher systems revenue of $62.8 million and $115.5 million, respectively. Services revenue increased by $1.3 million and $4.8 million, compared to the corresponding periods in 2021. The increase in systems revenue was primarily due to higher revenue from our growing base of small and medium customers as BSPs continue to adopt our All Platform offerings and seek to provide a better Wi-Fi experience for their customers. We also added a new medium-sized customer that began to receive significant shipments during the third quarter of 2022. The increase in services revenue was due to the continued ramp in our service offerings aligned with cloud and software products for our customers.
For the three and nine months ended October 1, 2022, revenue generated in the United States was $215.9 million and $565.4 million, or 91% of our total revenue, compared to $136.3 million and $414.2 million, or 79% and 82% of our total revenue, respectively, for the same periods in 2021. International revenue was $20.5 million and $57.9 million, or 9% of our total revenue, for the three and nine months ended October 1, 2022, as compared to $35.9 million and $88.7 million, or 21% and 18% of our total revenue, for the same periods in 2021.
No customer accounted for more than 10% of the Company’s total revenue for the three or nine months ended October 1, 2022. One customer represented 10% of the Company’s total revenue for the three months ended October 2, 2021. No customer accounted for more than 10% of the Company’s total revenue for the nine months ended October 2, 2021.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Variance in Dollars	Variance in Percent	October 1, 2022	October 2, 2021	Variance in Dollars	Variance in Percent
Gross profit:
Systems	$115,272	$86,737	$28,535	33%	$300,532	$257,256	$43,276	17%
Services	3,300	2,756	544	20%	10,012	8,098	1,914	24%
	$118,572	$89,493	$29,079	32%	$310,544	$265,354	$45,190	17%
Gross margin:
Systems	51.0%	53.2%			50.8%	54.1%
Services	31.5%	30.1%			31.4%	29.9%
Overall	50.2%	52.0%			49.8%	52.8%
Gross profit increased to $118.6 million and $310.5 million for the three and nine months ended October 1, 2022, respectively, from $89.5 million and $265.4 million during the corresponding periods in 2021 due to higher revenue for both systems and services. The decrease in systems gross margin of 220 and 330 basis points for the three and nine months ended October 1, 2022, respectively, compared to the corresponding periods in 2021, was mainly due to higher component and logistics costs, which more than offset the increase in gross margin due to increased software and subscription contributions. Services gross margin increased by 140 and 150 basis points for the three and nine months ended October 1, 2022, respectively, compared to the corresponding periods in 2021, as our service revenue reflects a greater contribution from higher gross margin services aligned with our platform offerings, which more than offset the investments in our customer success organization.
Operating Expenses
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Variance in Dollars	Variance in Percent	October 1, 2022	October 2, 2021	Variance in Dollars	Variance in Percent
Sales and marketing expenses	$46,134	$31,144	$14,990	48%	$123,363	$88,905	$34,458	39%
Percent of total revenue	20%	18%			20%	18%
Sales and marketing expenses for the three months ended October 1, 2022 increased by $15.0 million compared with the corresponding period in 2021 primarily due to increases in personnel expenses mainly related to sales headcount and higher sales incentive compensation of $10.1 million, marketing expenses of $2.1 million, stock-based compensation of $1.3 million and travel expenses of $1.2 million.
Sales and marketing expenses for the nine months ended October 1, 2022 increased by $34.5 million compared with the corresponding period in 2021 primarily due to increases in sales headcount and higher sales incentive compensation of $24.2 million, travel expenses of $3.8 million, stock-based compensation of $3.5 million and marketing expenses of $1.8 million.
We expect our investments in sales and marketing will increase in absolute dollars, but be relatively consistent as a percentage of revenue, as we extend our market reach and grow our business in support of our key strategic initiatives.
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Variance in Dollars	Variance in Percent	October 1, 2022	October 2, 2021	Variance in Dollars	Variance in Percent
Research and development expenses	$33,196	$25,727	$7,469	29%	$93,443	$75,807	$17,636	23%
Percent of total revenue	14%	15%			15%	15%
Percentage of systems gross profit	29%	30%			31%	29%
Research and development expenses for the three months ended October 1, 2022 increased by $7.5 million as compared with the corresponding period in 2021 mainly due to increases in personnel expenses of $3.6 million, outside services of $1.6 million and stock-based compensation of $1.0 million.
Research and development expenses for the nine months ended October 1, 2022 increased by $17.6 million as compared with the corresponding period in 2021 mainly due to increases in personnel expenses of $8.9 million, stock-based compensation of $3.8 million and outside services of $2.5 million.
We expect our investments in research and development to increase in absolute dollars, but remain relatively consistent as a percentage of systems gross profit, as we expand the functionality and capabilities of our platforms.

General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Variance in Dollars	Variance in Percent	October 1, 2022	October 2, 2021	Variance in Dollars	Variance in Percent
General and administrative expenses	$19,237	$14,631	$4,606	31%	$54,179	$41,320	$12,859	31%
Percent of total revenue	8%	8%			9%	8%
General and administrative expenses for the three months ended October 1, 2022 increased by $4.6 million as compared with the corresponding period in 2021 mainly due to increases in personnel expenses of $2.1 million, stock-based compensation of $1.8 million and outside services of $0.7 million. These increases were driven mainly by continued investments in information technology infrastructure.
General and administrative expenses for the nine months ended October 1, 2022 increased by $12.9 million as compared with the corresponding period in 2021 mainly due to increases in stock-based compensation of $5.3 million, personnel expenses of $5.1 million and outside services of $1.9 million. These increases were primarily driven by continued investments in information technology infrastructure.
We expect our general and administrative investments to increase in absolute dollars but decline slightly as a percentage of revenue over time as revenue continues to grow.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	Variance in Dollars	Variance in Percent	October 1, 2022	October 2, 2021	Variance in Dollars	Variance in Percent
Income taxes	$7,023	$(159,982)	$167,005	(104)%	$10,872	$(159,625)	$170,497	(107)%
Effective tax rate	34.3%	(917.2)%			27.2%	(271.1)%
We maintained a full valuation allowance against our deferred tax assets until the third quarter of 2021. As such, for the three and nine months ended October 2, 2021, our income tax provision was primarily due to state and foreign taxes payable and the reversal of a significant portion of our valuation allowance associated with our U.S. federal and certain state deferred tax assets. For the three and nine months ended October 1, 2022, our income tax expense was $7.0 million and $10.9 million for an effective tax rate of 34.3% and 27.2%, respectively, which differs from the statutory rate of 21% primarily due to state taxes, the inclusion of income from certain foreign operations and the effect of non-deductible stock-based compensation for executive officers partially offset by U.S. federal research tax credits and excess tax benefits from stock-based compensation.
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
Liquidity and Capital Resources
We have funded our operations and investing activities primarily through sales of our common stock, cash flow generated from operations and various borrowing arrangements. As of October 1, 2022, we had cash, cash equivalents and marketable securities of $234.7 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government agency securities and commercial paper.
Operating Activities
Net cash provided by operating activities was $21.1 million for the nine months ended October 1, 2022 and consisted of net income of $29.1 million and non-cash charges of $47.0 million offset by cash flow decreases of $55.0 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $31.5 million, depreciation and amortization of $10.8 million and deferred income taxes of $5.2 million.

Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in inventory of $52.2 million to improve our responsiveness to customer demand, an increase in prepaid expenses and other assets of $32.9 million mainly due to advanced payments to supply chain partners and an increase in accounts receivable of $15.3 million in line with our revenue growth. These changes were partially offset by an increase in accounts payable of $36.2 million due to increased inventory purchases and an increase in deferred revenue of $9.1 million due to Calix Cloud and Revenue Edge subscriptions.
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
Investing Activity
For the nine months ended October 1, 2022, cash used in investing activities of $17.2 million consisted of net purchases of marketable securities of $8.0 million and capital expenditures of $9.3 million, consisting primarily of purchases of test and computer equipment.
For the nine months ended October 2, 2021, cash used in investing activities of $82.8 million consisted of net purchases of marketable securities of $75.5 million and capital expenditures of $7.3 million, consisting primarily of purchases of test and computer equipment.
Financing Activities
Net cash provided by financing activities of $20.5 million for the nine months ended October 1, 2022 and $18.0 million for the nine months ended October 2, 2021 primarily consisted of proceeds from the issuance of common stock related to our equity plans.
Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, normal recurring trade payables, compensation-related and expense accruals, operating leases and revenue-share obligations. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. Furthermore, in July 2022, our Board of Directors has authorized a one-year stock repurchase program for up to $100 million of our common stock. During the three months ended October 1, 2022, no repurchases were made under the program.
We believe, based on our current operating plan and expected operating cash flows, that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. If we are unable to execute on our current operating plan or continue to generate operating income and positive cash flows, our liquidity, results of operations and financial condition may be adversely affected, and we may need to cease our repurchase program or seek other sources of liquidity, including the sale of additional equity or borrowing, to support our working capital needs. In addition, we may choose to seek other sources of liquidity even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which may adversely impact our business and potential growth.
Contractual Obligations and Commitments
Our principal commitments as of October 1, 2022 consisted of our contractual obligations under non-cancelable outstanding purchase obligations, operating lease obligations for office space and a revenue share obligation. The following table summarizes our contractual obligations as of October 1, 2022 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$428,853	$357,447	$53,297	$9,972	$8,137
Operating lease obligations (2)	14,678	4,593	8,664	1,421	—
Revenue share obligation (3)	13,133	10,284	2,849	—	—
	$456,664	$372,324	$64,810	$11,393	$8,137

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of October 1, 2022, we had cash, cash equivalents and marketable securities of $234.7 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities as a result of changes in interest rates.
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

	Nine Months Ended
	October 1, 2022	October 2, 2021
USD	92%	92%
RMB	5%	6%
GBP	2%	2%
INR	1%	—%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, GBP and INR, our operating expenses for the first nine months of 2022 would have decreased or increased by approximately $2.1 million, or approximately 1%.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended October 1, 2022 was a net translation loss of $0.8 million. This loss is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive loss.”
Transaction Exposure
We have certain assets and liabilities, primarily receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain assets denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to two months. As of October 1, 2022, we had no forward contracts outstanding. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other income (expense), net” in our Condensed Consolidated Statements of Comprehensive Income. During the nine months ended October 1, 2022, the net loss we recognized related to these foreign exchange assets and liabilities of approximately $0.3 million.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of October 1, 2022, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
•Limited sources and sole-sourced supply. We are dependent upon sole-source or limited-source suppliers for some key product components such as chipsets and certain of our application-specific integrated circuit processors and resistor components, including certain components sourced solely through suppliers located in China and other Asian countries. Any of these suppliers could stop producing our components, raise the prices they charge us, be subject to higher product tariffs, epidemics or other conditions that disrupt their operations, cease operations or enter into exclusive arrangements with our competitors, consequently affecting our operations and results. For example, we have experienced disruptions in our supply of certain components that we source from suppliers in China and other Asian countries as a result of the effects of the COVID-19 pandemic, causing delays in supply of our products due to production disruptions, factory closures and longer lead times for components and from uncertainty around trade and tariff policies between the U.S. and China. Being dependent upon a limited number of suppliers constrains our ability to mitigate these disruptions in our supply chain and such disruptions, particularly if prolonged. This may adversely affect our ability to obtain components and materials needed to manufacture our products at acceptable prices or at all. These risks would adversely affect our ability to meet scheduled product deliveries to our customers, increase costs and in turn harm our business and results of operations.
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
We and our third-party providers may be unable to adequately prevent unauthorized third-party copying or use of our IP. For example, contractual provisions protecting our IP could be breached, or our IP could be reverse engineered or unlawfully distributed. It may become more difficult to adequately protect our IP as we expand our reliance on third parties for the design, development and/or manufacture of our products. In addition, we may become subject to increased risks arising from or related to security breaches, data loss or theft of our data or our IP, and have greater difficulty protecting our IP as our work-from-anywhere workforce and work product become more distributed. Policing the unauthorized use and distribution of our IP is difficult and costly. Litigation, which could result in substantial costs, diversion of resources and harm to our business, may be necessary to enforce our IP rights, protect our trade secrets or determine the validity and scope of proprietary rights.

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
We sell to BSPs, including U.S.-based independent operating companies, or IOCs, which rely significantly upon interstate and intrastate access charges and federal and state subsidies in the form of grants and other funding such as the Federal Communications Commission’s, or FCC’s, Rural Digital Opportunity Fund, the CARES Act or the American Rescue Plan Act. The FCC and some states may change such payments and subsidies, which could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as Rural Utility Service loans and grants, to finance capital spending. These government-supported loan programs and grants generally include conditions such as deployment criteria, domestic preference provisions and other requirements that apply to the project and selected equipment as conditions for funding. For example, the U.S. government recently introduced legislation imposing domestic content requirements for infrastructure programs that receive federal funding. Changes to the terms or administration of these programs, including uncertainty from government and administrative change, increasing focus on domestic requirements by the U.S. that may require re-assessment of compliance, potential funding limitations that impact our ability to meet program requirements or delays due to U.S. federal government shutdowns could reduce the ability of IOCs to access capital or secure funding these programs to purchase our products and services and thus reduce our revenue opportunities. Customers may curtail purchases if they receive less funding than planned, are negatively impacted by federal government shutdowns or changes in government regulations and subsidies, or as funding winds down, any of which could have an adverse effect on our operating results and financial condition.

Government and Regulatory Risks
Increasing data privacy regulations could impact our business and expose us to increased liability.
Government authorities in the United States and around the world have implemented and are continuing to implement broader and more stringent laws and regulations concerning data protection. The interpretation and application of these data protection laws and regulations are often uncertain and changing, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data practices. For example, the General Data Protection Regulation, or EU GDPR, adopted by the European Union, or EU, and the UK General Data Protection Regulation, or UK GDPR, adopted by the United Kingdom, or UK (the EU GDPR and UK GDPR hereinafter referred to as the GDPR) and national data protection supplementing laws in these jurisdictions impose specific duties and requirements upon companies that collect, process or control personal data of individuals located in the EU/UK, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Although we currently do not have material operations or business in the EU or the UK, we are in the process of expanding in these jurisdictions and we have incurred and will continue to incur substantial costs in this respect. Furthermore, the GDPR imposes significant penalties for noncompliance of at least €20 million (for the EU GDPR) or £17.5 million (for the UK GDPR), or up to 4% of a company’s worldwide revenue; thus, any non-compliance with the GDPR could result in a material adverse effect on our business, financial condition and results of operations. Twice, the Court of Justice of the European Union, or the CJEU, has invalidated regulations designed to facilitate the transfer of data from European countries to the United States and in July 2020, the CJEU held that transfers must be assessed on a case-by-case basis and reliance on standard contractual clauses (a standard form of contract approved by the European Commission as an adequate mechanism for personal data transfers) may not be sufficient in all circumstances. In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not yet been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. We currently rely on the standard contractual clauses and the UK International Data Transfer Agreement (or Addendum) to transfer personal data outside the European Economic Area and the UK respectively, including to the United States. As the enforcement landscape further develops, and supervisory authorities issue further guidance on – and revised standard contractual clauses for - international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we have had to and will have to implement revised standard contractual clauses for existing intragroup, customer and vendor arrangements within required time frames; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.
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
We cannot guarantee that our stock repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value. Repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance.
In July 2022, our Board of Directors authorized a one-year stock repurchase program for up to $100 million of our common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with our capital allocation strategy. Stock repurchases could have an impact on our common stock trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In July 2022, the Company’s Board of Directors authorized a one-year stock repurchase program for up to $100 million of the Company’s common stock. There were no repurchases during the three months ended October 1, 2022. As of October 1, 2022, $100 million remained available for future stock repurchases under the repurchase program.
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

10.1*	Promotion Letter between Calix, Inc. and Michael Weening dated September 30, 2022.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: October 25, 2022	By:	/s/ Michael Weening
Michael Weening
President and Chief Executive Officer (Principal Executive Officer)

Date: October 25, 2022	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)