Form 10-K
period 2022-12-31
CALIX, INC
filed 2023-02-21
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange on July 1, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2,002 million. Shares held by each executive officer, director and by each other person (if any) who owns more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 10, 2023, the number of shares of the registrant’s common stock outstanding was 66,139,488.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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
•
supply chain constraints and cost increases for components, shipping and logistics, which may continue to cause component shortages, longer lead times, supply interruptions and significant cost increases, and which may be exacerbated by the COVID-19 pandemic, our dependence on sole-, single- and limited-source suppliers, some of which are located primarily or solely in China, and other factors;

•	our ability to build and sustain an adequate and secure information technology infrastructure;
•	the quality of our products, including any undetected hardware and software defects or software bugs;
•	our ability to ramp sales and achieve market acceptance of our new products and broadband service providers’, or BSPs’, willingness to deploy our new products;
•	the capital spending patterns of BSPs, and any decrease or delay in capital spending by BSPs due to macro-economic conditions, regulatory uncertainties or other reasons;
•	the impact of government-sponsored programs on our customers and the impact to our customers of a United States, or U.S., government shutdown;
•	our ability to develop new products or enhancements that support technological advances and meet changing BSP requirements;
•	the length and unpredictability of our sales cycles and timing of orders;
•	our lack of long-term, committed-volume purchase contracts with our customers;
•	intense competition and our ability to increase our sales to larger BSPs globally;
•	our exposure to the credit risks of our customers;
•	the interoperability of our products with BSP networks;
•	our ability to estimate future warranty obligations due to product failure rates;
•	our products’ compliance with industry standards;
•	our ability to expand our international operations;
•	our ability to protect our intellectual property, or IP, and the cost of doing so;
•	our ability to obtain necessary third-party technology licenses at reasonable costs;
•	the regulatory and physical impacts of climate change and other natural events;
•	the attraction and retention of qualified employees and key management personnel; and
•	our ability to maintain proper and effective internal controls.
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

PART I

ITEM 1.    Business
Company Overview
Calix was founded in 1999. We develop, market and sell our Calix platform (cloud, software and systems) and managed services that enable service providers of all types and sizes to innovate and transform their businesses. For our customers to successfully transform their businesses into the innovative broadband service providers, or BSPs, of the future, they require actionable data for critical business functions such as network operations, customer support and marketing. However, this data is often trapped in disparate systems or departmental silos. Our Calix platform, which includes Calix Cloud, Revenue EDGE and Intelligent Access EDGE, gathers, analyzes and applies machine learning to deliver real-time insights seamlessly to each key business function. Our customers utilize these data and insights to simplify network operations, marketing and customer support and deliver experiences that excite their subscribers. This enables BSPs to grow their brand through increased subscriber acquisition, loyalty and revenue and to reduce their operating costs, creating value for their businesses and the communities they serve.
This is our mission: to enable BSPs of all sizes to simplify, excite and grow.
We believe our platform offers a competitive edge to BSPs at a critical time of increasing competition from direct-to-consumer cloud companies and device providers as they expand their reach and focus on owning the connected home experience. For example, these competitors are entering the home by offering Wi-Fi enabled devices, and then leveraging behavioral insights to expand their direct relationship and build their brand with the subscriber by offering additional consumer services. Over time, we expect this competition can erode a BSP’s brand and relationship with its subscribers, by reducing broadband to an easy-to-replace commodity, which can increase churn and reduce revenue. Our platform enables BSPs to build next generation networks and offer higher-value managed services offerings that enable them to grow revenue, increase subscriber loyalty and monetize their network investments.
Innovative BSPs, who are embracing our platform, understand this competitive threat and that their brand’s central position in the home is their most valuable strategic asset. As such, they must protect and expand continually. Our Intelligent Access EDGE network solution and Revenue EDGE subscriber solution are designed to allow BSPs to simplify their businesses and reduce operating costs, while launching exciting new services in a matter of days and weeks instead of months and years. Our role-based cloud enables BSP teams, such as marketing, operations or customer support, to leverage real-time behavioral analytics to anticipate the subscriber’s needs, whether that is optimized broadband speed, managed Wi-Fi or a new, differentiated managed service offering such as home network security, content control and connected cameras. Our platform is built to enable BSPs to deploy a growing ecosystem of third-party solutions such as Arlo Secure and Bark Social as fully managed services quickly and easily. This enables the BSP to add significant value to what were previously just “over-the-top” solutions. We are also enabling deeper integration with workflow solutions such as Facebook and solutions from independent software vendors such as National Information Solutions Cooperative, or NISC. This level of integration enables BSPs to simplify and streamline their operations and go-to-market execution.
The BSPs’ teams can then utilize insights from Calix Cloud to offer these new and innovative services to those subscribers who have the propensity to buy, thereby growing revenue as they deliver a connected home experience at significantly lower operating costs. This also enables them to build their brand and value proposition around innovation and subscriber experience. As a result, many of Calix’s BSP customers have experienced improved customer satisfaction scores, minimal churn and significant growth. To expand our reach in the market, we will continue to pursue strategic technology and distribution relationships that align with BSPs’ strategic priorities. At the same time, we offer our Calix Customer Success and Support Services along with a growing portfolio of market activation resources that provide the BSPs with best practices and programs to strengthen and grow their brand with their subscribers, thereby increasing subscriber loyalty and opportunities to grow their subscriber base.
Strategy Overview
Our strategy is to position Calix as the key partner providing a broadband delivery platform (cloud, software and systems) and managed services to enable and facilitate the transformation of BSP access networks and the home network experience in order to provide an exceptional broadband experience for their subscribers. Most BSPs will require significant transformation of their business and operations to become an essential provider of data-driven, high-value managed services to their subscribers. The principal elements of our strategy are:

Starting with the data – The principal way we gather, analyze and deliver actionable insights for BSPs is via the Calix Cloud. Our role-based Calix Cloud enables critical functions within a BSP’s business, such as marketing, operations and support, to leverage real-time data to continually understand and optimize the experience for their subscribers.
Building and evolving our platform – Our product strategy centers on our strategic platform. Our platform simplifies BSPs’ businesses by delivering intelligence and automation across the entire subscriber facing network – from the data center edge to the subscriber’s devices. Our strategy is to continually augment and extend our platform with features and services directly or through partners to allow our BSP customers to deliver cutting-edge services to their subscribers.
Engaging directly with customers – We continue to invest in our direct sales capabilities so that we can engage deeply with our customers to help them understand the differentiable value that our platform provides. As we deploy new solutions, we are building the expertise of our team by adding specialized resources in areas such as marketing, cloud and network operations. Our direct model is complemented with selective programs for our channel partners, who have established local market expertise and have demonstrated the ability to generate new market opportunities and support sales of cutting-edge technologies for BSPs.
Expanding customer footprint across our total addressable opportunity – Our total addressable opportunity includes service providers of any type and size, including local and competitive exchange carriers, cable multiple system operators, or cable MSOs, wireless internet service providers, or WISPs, fiber overbuilders such as municipalities and electric cooperatives and hospitality providers. We have added over 100 new BSP customers per year for the past three years purchasing directly or through our partners. Our diverse and growing customer footprint is a critical source of our future growth as we expand our portfolio and sell additional components of our platform and managed services to both new and existing customers. Our platform expands our total addressable opportunity and recurring revenue streams by allowing us to address the needs of not only traditional wireline-focused service providers, but also emerging service providers. As such, we intend to continue to engage emerging providers that are creating entirely new customer segments, including fiber overbuilders, utilities and municipalities. We will also continue to pursue service provider segments where there is an opportunity to grow our current share, such as cable MSOs, large traditional wireline-focused service providers and international markets.
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
Pursuing strategic relationships – We will continue to pursue strategic technology and distribution relationships that help us align with BSPs’ strategic priorities. We continue to invest to provide interoperability across the ecosystems that support our customers’ most critical business processes through our partner programs. By adding new solutions to our platform ecosystem, we significantly enhance the value that our platform delivers to BSPs. In addition, we are expanding our relationships with organizations that help our customers plan and execute in market. Examples of these partners are Conexon Connect, LLC, CCI Systems, Inc. and The Pivot Group, LLC.
Product Overview
Our product strategy centers on increasing the market adoption of our platform, which consists of:
•Calix Cloud®, which comes in three role-base editions: Calix Marketing Cloud, Calix Support Cloud and Calix Operations Cloud;
•Calix Revenue EDGE, our premises solution for subscriber managed services; and
•Calix Intelligent Access EDGE, access network solution for automated, intelligent next generation networks.
These platform offerings are sold independently and offer unique entry points for new customers who are partnering with Calix to transform their businesses. However, an increased segment of our customers is leveraging all three components of our platform in an end-to-end strategy to simplify their businesses, excite their subscribers and grow the value that they deliver for their subscribers and communities.
The Revenue EDGE
The Revenue EDGE is a subscriber experience solution designed to enable BSPs to rapidly deploy new subscriber services to grow their businesses. The platform is built on Experience Innovation Platform component (formerly known as EXOS) and fully integrated with our GigaSpire® and GigaPro® family of systems to be ready for deployment as a complete subscriber experience platform for a BSP’s residential subscribers, small business subscribers and community networks.
The Revenue EDGE also integrates real-time subscriber insights via our Calix Marketing Cloud, Calix Support Cloud and Calix Operations Cloud offerings, which are configurable to display role-based insights. These insights enable BSPs to anticipate and target new revenue-generating services and applications through our mobile application, CommandIQ®, and expanding portfolio of managed services. Our Cloud enables simple integrations with other market leading workflow solutions for Marketing, including Facebook, Mailchimp, Constant Contact and HubSpot, support ticketing solutions and operations support systems and business support systems to further simplify BSP processes and accelerate their time to market.
Calix customers are evolving their go-to-market strategies to go beyond marketing broadband speed. Increasingly, they are becoming “experience” providers by delivering valuable managed services built on top of their Wi-Fi offerings. To date, Calix has launched nine managed services. This unique portfolio gives BSPs more opportunities to provide differentiated services to their subscribers and grow their revenue.
The Revenue EDGE managed services portfolio enables BSPs to enter new markets for small businesses and communities, as well as expand their residential footprints. By leveraging the power of the Calix platform, BSPs of any size can simplify their businesses, excite their subscribers and grow value in their communities.
•Managed Wi-Fi enables BSPs to actively manage all aspects of the subscriber’s Wi-Fi experience, ensuring they enjoy improved speeds, performance and Wi-Fi coverage that extends throughout their homes.
•CommandIQ is an intuitive mobile app designed to be branded by each BSP and provides their subscribers with visibility and control to understand and manage their connected experience.
•ExperienceIQ offers the subscriber a full set of tools to manage and monitor each connected device in the home and the content it has access to.
•ProtectIQ is a network-level security application that works quietly in the background and proactively keeps malicious websites, viruses and intrusions away from subscribers’ homes 24x7.
•Arlo Secure, a third-party application, enables BSPs to offer peace of mind to their subscribers with a fully managed connected camera solution.
•Bark, a third-party application, is an integrated cutting-edge social monitoring service that scans over 30 of the most popular apps and social media platforms to alert parents and caregivers of issues like cyberbullying, online predators and sexual content.
•Servify Care, a third-party application, enables BSPs to protect all eligible devices in a home under the same easy-to-use plan and potentially save subscribers hundreds of dollars annually.
•SmartTown is an innovative solution to enable BSPs of any size to connect people with private, secure and safe Wi-Fi experiences in town, at parks, at outdoor events and on the go.
•SmartBiz is an all-in-one integrated managed service to deliver a purpose-built, broadband solution to address the needs of the 34 million small businesses across the United States and Canada.
Finally, to support these managed services, we offer Market Activation resources and programs to enable BSP teams to quickly deploy, manage and monetize each service that they provide to subscribers. These resources include marketing content that can be easily customized with on-line tools, training programs, success services and professional services.
The Intelligent Access EDGE
The Intelligent Access EDGE solution is built on the award-winning Network Innovation Platform component (formerly known as AXOS) and redefines the access edge of the network by simplifying its architecture and operations. The Network Innovation Platform component is implemented in our E-Series family of modular, non-blocking systems, enabling BSPs to meet a wide variety of deployment scenarios.
The Intelligent Access EDGE allows BSPs to collapse multiple network elements in the access network into a single system and by using specialized software modules to add functionality and remove complexity, the solution reduces the total cost of ownership and the time to market for new services.
In addition, insights delivered through Calix Operations Cloud enable BSPs to monitor network performance more effectively and address performance issues more efficiently. Intelligent Access EDGE Enablement services are designed to ensure BSP teams are fully enabled to deploy and manage next generation networks. We offer a range of training, professional and success services to assist BSPs in every domain of network management from strategy to deployment and management.

Traditional Products
We continue to support and offer customers our traditional family of EXA and GigaCenter® Systems that are widely deployed in customer networks, primarily in North America. We expect that these products will continue to be utilized in our customers’ networks in addition to our newer platform offerings.
Customers
We market and sell our platform (cloud, software and systems) and managed services to service providers of all types and sizes. To date, we have focused primarily on service providers in the North American market. Our customers span all sizes of broadband subscriber count from a few hundred to more than six million. We have enabled approximately 1,900 service providers, purchasing directly and through partners, to deploy passive optical, Active Ethernet and point-to-point Ethernet fiber access networks. Our service provider customers include: ALLO Communications; Connect Holding II, LLC (dba Brightspeed); CityFibre Holdings Limited; Conexon Connect; Cox Communications; Gibson Connect, LLC; Jade Communications; Lumen Technologies, Inc. (formerly known as CenturyLink, Inc.), or Lumen; Paul Bunyan Communications; Silver Star Communications; TDS Telecommunications LLC; Windstream Holdings, Inc. and Verizon Communications, Inc.
The U.S. Federal government has approved programs, totaling more than $60 billion, to fund broadband and connectivity expansion across the United States. Calix has a dedicated team of funding specialists, assisting our customers with the most up-to-date information on broadband funding opportunities as they are introduced and personalized strategies to maximize their grants to support their growth.
We classify service providers into large, medium and small based on the number of broadband subscribers they serve. Large service providers are those with wide geographic footprints and broadband subscribers of 2.5 million or more. Medium service providers also operate typically within a wide geographic footprint but are smaller in scale with broadband subscribers that range from 250,000 to 2.5 million. Small service providers consist primarily of over 1,000 predominantly local independent operating companies, or IOCs, typically focused on a single community or a cluster of communities. They include a growing number of municipalities, electric cooperatives, fiber overbuilders and WISPs. These entities range in size from a few hundred to 250,000 broadband subscribers.
Historically, Lumen accounted for more than 10% of revenue and represented 11% of revenue in 2020. Our efforts to grow our Calix platform, add new BSP customers and shift away from low-value deployment services primarily related to Lumen have all contributed to Lumen representing less than 10% of our revenue in 2022 and 2021. No other customer represented more than 10% of revenue in 2022, 2021 and 2020. Sales to customers outside the United States represented 9% of our revenue in 2022, 17% of our revenue in 2021 and 13% of our revenue in 2020. Our sales outside the United States have been and are currently predominantly to customers in the Americas and Europe.
Customer Engagement Model
We market, sell and support the success of our platform (cloud, software and systems) and managed services predominantly through our direct sales force, supported by marketing, product management and customer success personnel. We have also expanded this model to include select channel partners in North America and more than 40 international channel partners. Even in circumstances where a channel partner is involved, our sales and marketing personnel are generally selling side-by-side with the channel partner. We believe that our direct customer engagement approach provides us with significant differentiation in the customer sales process and customer engagement programs by aligning us more closely with our customers’ changing needs and successful implementation of our solutions.
Research and Development
Continued investment in research and development is critical to our business. We have made significant investments in our product portfolio, and we intend to continue to dedicate significant resources to research and development to develop, enhance and deliver new platform features and capabilities, including investments in innovative technologies that support our business strategy. Our research and development team is composed of engineers with expertise in software and cloud platforms, optics, wireless technologies and systems engineering. Our research and development team is responsible for designing, developing and enhancing our platform and managed services, performing product and quality assurance testing and ensuring the compatibility of our products with third-party hardware and software products. Increasingly, our engineers are focused on enhancements to our cloud and software platform components. Our teams of engineers currently remain concentrated in San Jose and Petaluma, California; Bangalore, India; Minneapolis, Minnesota; Nanjing, China; and Richardson, Texas. We also outsource a portion of our software and cloud development to domestic and international third parties, and we depend on these partners to meet our development plans.

Manufacturing and Supply Chain
We rely on contract manufacturers, original design manufacturers, original equipment manufacturers and third-party logistics partners for the supply and distribution of our products. Our global supply chain management organization oversees these third parties to source and procure materials, manufacture and deliver our products. Our global supply chain management organization consists of order management, planning, sourcing, logistics, test and manufacturing engineers and new product introduction personnel. We tightly integrate our supply chain management and new product introduction activities with the activities outsourced to these third parties. We believe that our relationships with and our reliance on third parties allow us to improve new product introduction time, conserve working capital, reduce product costs and minimize delivery lead times while maintaining high product quality as well as the ability to scale quickly to handle increased order volume. We continue to qualify and utilize other vendors for various portions of our supply chain from time to time.
As a result of the current semiconductor and other component shortages, global restrictions and uncertainty related to the COVID-19 pandemic, we have experienced product supply delays as we and our supply chain partners experience longer lead times and shortages of components and materials. We believe the impact of these shortages will continue to impact the ability of our third-party manufacturers to supply products to us at the cost and in the time frames and volumes required by us. Although global logistics and transport services have begun to improve, we continue to monitor potential challenges in managing these areas to ensure consistent delivery to our customers.
Seasonality
Fluctuations in our revenue occur due to many factors, including the varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual capital spending budgets, and in certain regions, customers are also challenged by winter weather conditions that inhibit outside fiber deployment. In recent years, as our revenue from our large customers decreased, we have experienced less year-end volatility due to capital budgetary spending or freezing. This combined with an increase in recurring revenue has resulted in smaller seasonal fluctuations, and we expect this trend to continue.
Competition
The communications software and systems equipment markets are highly competitive. Competition is largely based on any one or a combination of the following factors: functionality and features, price, existing business and customer relationships, product quality, installation capability, service and support, long-term returns, scalability, development and manufacturing capability.
We compete with several companies within the markets that we serve, and we anticipate that competition will intensify. Vendors with which we compete include: ADTRAN, Inc.; Ciena Corporation; CommScope Inc.; DZS Inc.; eero/Ring (Amazon companies); Huawei Technologies Co., Ltd.; Google Nest (a Google company); Nokia Corporation; Plume Design, Inc. and Ubiquiti Inc. In various geographic or vertical markets, there are also several smaller companies with which we compete. As we expand into adjacent markets, we expect to encounter new competitors. Many of our competitors have the financial resources to offer competitive products at a below market price, which could prevent us from competing effectively.
Intellectual Property
We rely on a combination of intellectual property, or IP, rights, including patents, trade secrets, copyrights and trademarks as well as customary contractual protections. These rights and protections are accomplished through a combination of internal and external controls, including contractual protections with employees, contractors, customers and partners, and through a combination of U.S. and international IP laws.
As of December 31, 2022, we held 110 U.S. patents and have seven pending U.S. patent applications. As of December 31, 2022, we had no pending international patent applications. U.S. patents generally have a term of twenty years from filing. The remaining terms on our individual patents vary from less than a year to seventeen years. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent.
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

Human Capital
We employed 1,426 employees globally as of December 31, 2022 with 930 employees located in the United States and 496 outside of the United States, primarily in Canada, China and India. Except for one employee located in France and subject to customary local collective bargaining arrangements, we do not have any employees represented by a labor union with respect to their employment with us. We have not experienced any work stoppages and consider our relations with our employees to be good. We consider our talent to be very important to our operations and execution of our business strategy as well as the overall success of our business. As such, we invest significant management attention, time and resources to attract, engage, develop and retain our talent. Our talent strategy focuses on our culture and core values, our talent programs and the overall well-being and safety of our talent.
Our culture and core values. We believe that by nurturing a robust culture based on our core values we can attract, hire and retain a highly skilled and engaged team. Our cultural pillars – to collaborate, create and communicate – reflect the way we lead and work with one another internally as well as externally with our customers, partners, suppliers and other stakeholders. We seek to embed our core values to act responsibly and with integrity, to instill a sense of individual roles and purpose at Calix, to communicate openly and honestly and to “take care of our own” in how we lead and conduct our business. Our culture of collaboration creates an inclusive working environment and inclusive engagement with our stakeholders; our culture to create encourages innovation from diverse experiences, backgrounds and characteristics; and our culture to communicate encourages open and honest discussion.
Our talent programs. We invest in talent programs to identify and hire candidates who embody our culture and core values and will further our mission. We focus on onboarding and assimilating our hires into the Calix culture while encouraging them to express their own diverse views and talents, in turn strengthening our culture. Although we do have facilities for our employees, we embrace a “work from anywhere” environment which allows us to hire top talent regardless of their physical location. Our total rewards programs are designed to foster an energized, engaged, motivated and high-performing workforce. We hire and compensate our talent based on their role, experiences, contributions and performance, regardless of their gender, race or ethnic background or other personal characteristics. For example, our current programs include cash incentive bonuses designed to reward corporate and individual performance and cash bonus opportunities for internal promotions to senior leadership roles. We offer performance stock option grants for senior executives, and because we believe stock ownership rewards employees for corporate performance aligned to our stockholders’ interests, we offer two separate employee stock purchase plans. Our programs are regularly reviewed and adjusted based on benchmarks against competitive industry programs. We encourage open communication with our teams and reference third-party administered surveys to improve how we engage with and support our talent. We also believe that continuous learning is core to ensuring our on-going success and have invested in multiple on-demand learning platforms and other knowledge resources and tools that are available to all employees globally.
Our wellness, safety and health programs. A centerpiece of our culture is “taking care of our own,” which means we foster a collaborative and supportive environment so that every member of our team can thrive. This mindset starts with our CEO and is embedded in how we lead as well as in our wellness, safety and health programs. Our programs seek to support wellbeing broadly, with comprehensive physical and mental health and financial benefit offerings, that include various time off programs as well as reimbursement benefits and a remote office program.
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

Business and Operational Risks
We face risks associated with being materially dependent upon third-party vendors; certain factors that affect our business as a result of those dependencies have in the past and could continue to disrupt our business and adversely impact our gross margin and results of operations.
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
Particular risks associated with management of our global supply chain operations include the following:
•Manufacturing constraints, shortages and other disruptions. We do not have internal manufacturing capabilities and rely solely on a small number of CMs and ODMs to manufacture and supply our products. Our business operations and ability to supply our products are highly dependent upon our ability to secure adequate third-party manufacturing capabilities and capacity and to effectively manage those third parties to meet our business needs. Our dependence solely on third-party manufacturers makes us vulnerable to possible supply and capacity constraints and reduces our control over manufacturing disruptions due to component availability, extended lead times delivery schedules, quality, manufacturing yields and increased costs. Some of these risks have occurred from time to time in our business, including recent unforeseen increases in component costs. If these disruptions and constraints are prolonged, or if these manufacturers do not have the ability or business continuity plans to fulfill their obligations to us, our business could be disrupted. If we cannot effectively manage our vendors or if we fail to invest adequate resources to manage our supply chain operations, our ability to meet customer orders and generate revenue may be negatively impacted. A substantial portion of our manufacturing is done at facilities outside of the U.S., largely in Asia, which presents increased supply risk, including the risk of supply interruptions, delays, shortages or reductions in manufacturing quality or controls. In addition, these supply interruptions, delays and shortages could impair our ability to meet our customer requirements, require us to pay higher prices or incur expedite fees, which would harm our business and negatively impact our gross margin and results of operations. Our international manufacturing also creates risks and uncertainties associated with regulatory changes or government actions such as local business requirements, trade restrictions and tariffs, economic sanctions or related legislation, which may complicate our export and import activities, be disruptive to the operations of our manufacturers and logistics partners or result in higher product and shipping costs and variability of supply. For example, substantially all our silicon suppliers have extended their lead times to 52 weeks or more and increased prices. Manufacturing in Asia further heightens our risk of meeting customer delivery requirements as we rely upon third-party logistics companies to transport and import significant volumes of products to the U.S. where we generate a substantial majority of our revenue. These supply chain risks are further increased by periodic shipping backlogs at ports and similar disruptions to transportation infrastructure.
•Limited sources and sole-sourced supply. We are dependent upon sole-source or limited-source suppliers for some key product components such as chipsets and certain of our application-specific integrated circuit processors and resistor components, including certain components sourced solely through suppliers located in China and other Asian countries. Any of these suppliers could stop producing our components, raise the prices they charge us, be subject to higher product tariffs, epidemics or other conditions that disrupt their operations, cease operations or enter into exclusive arrangements with our competitors, consequently affecting our operations and results. For example, we have experienced disruptions in our supply of certain components that we source from suppliers in China and other Asian countries, causing delays in supply of our products due to production disruptions, factory closures and longer lead times for components and from uncertainty around trade and tariff policies between the U.S. and China. Being dependent upon a limited number of suppliers constrains our ability to mitigate these disruptions in our supply chain and such disruptions, particularly if prolonged. This may adversely affect our ability to obtain components and materials needed to manufacture our products at acceptable prices or at all. These risks would adversely affect our ability to meet scheduled product deliveries to our customers, increase costs and in turn harm our business and results of operations.
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
•Ability to forecast and manage inventory liability with vendors. We have experienced unanticipated increases in demand from customers, in part as a result of higher consumer demand for internet services and improved Wi-Fi; in turn, this has resulted in our shipments being delayed. If we underestimate product demand from our customers, our manufacturers may have inadequate component inventory to meet our demand. If we are not able to adequately anticipate demand, this could interrupt our product manufacturing, increase our cost of revenue associated with expedite fees and air freight and/or result in delays or cancellation of customer orders. If we are unable to deliver products timely to our customers, we may lose customer goodwill or our customers may choose to purchase from other vendors, all of which may have a material negative impact on our revenue and operating results. If we overestimate our product demand, our third-party manufacturers may purchase excess components and build excess inventory, and we could be required to pay for these excess parts or products and their storage costs. Long lead times for component supply, which have been magnified by factory closures and shortages due to the COVID-19 pandemic as well as higher demand for certain components, and unanticipated demand for our products have in the past and are expected to continue to impact our ability to accurately forecast our production requirements. We may incur liabilities for certain component inventory purchases that have been rendered excess or obsolete, which may have an adverse effect on our gross margin, financial condition and results of operations.
Security breaches and data loss may expose us to liability, harm our reputation and adversely affect our business.
As part of our business operations, we collect, store, process, use and/or disclose sensitive data relating to our business, including in connection with the provision of our cloud services and in our information systems and data centers (including third-party data centers). We also engage third-party providers to support various internal functions, such as human resources, finance, information technology and electronic communications, as well as the development and delivery of our products and cloud services, which includes collecting, handling, processing and/or storage of data on our behalf. These internal and external functions involve an array of software and systems (including cloud-based) that enable us to conduct, monitor and/or protect our business, operations, systems and information technology assets. Our cloud-based solutions enable us to host our customers’ subscriber data in third-party data centers. Hackers could steal proprietary or personal information related to our business, products, employees and customers, including information related to customers of our customers; hold data ransom; or otherwise interrupt our systems and services or those of our supply chain partners, vendors, customers or others. There have been increasing instances of cybersecurity attacks and security breaches, including sophisticated supply chain attacks. As we and our third-party providers continue to increase our reliance on virtual environments and communications systems and cloud-based solutions to support our work-from-anywhere culture and overall business needs, our exposures to third-party vulnerabilities and security risks also increase. Despite our on-going enhancement of security precautions, hackers are increasingly more sophisticated and aggressive, and our efforts may be inadequate to prevent all incidents of data breach or theft due, for example, to the increased use by attackers of tools and techniques that are specifically designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
We and certain of our third-party providers have in the past been subject to cyberattacks and security incidents. The theft, loss or misuse of proprietary or personal data collected, stored or processed by us or our service providers to run our business could result in significant security and remediation costs, regulatory fines and penalties, and/or litigation costs. Even if we and our third-party providers allocate, implement and manage reasonable security and data protection measures, we could experience data loss, unauthorized data disclosure or a breach of our systems, products or those of our third-party data centers that materially impact our business. The continued growth of our cloud-based platform and managed services portfolio and increased reliance on third-party development partners and third-party software and cloud-based solutions, increases the likely risks arising from security breaches or data loss. Any data loss or compromise of our systems that collect and process personal information (including personal information of customers of our customers), or third-party data centers where that personal information is stored, could result in loss of confidence in the security of our offerings and loss of customers or customer goodwill. Such losses also could damage our reputation, lead to liability given the increasing development of strict privacy and data security laws and regulations around the world, and adversely affect our business, financial condition, operating results and cash flows. Although we maintain insurance that may apply to cybersecurity risks and liabilities, there can be no guarantee that any or all costs or losses incurred will be partially or fully insured.
Changing market and customer requirements may adversely affect the valuation of our inventory as well as our supplier purchase commitments.
Customer demand for our products can change rapidly in response to market and technology developments. We may, from time to time, adjust inventory valuations downward or end of life certain of our products in response to our assessment of our business strategy as well as consideration of demand from our customers for specific products or product lines. We also periodically evaluate our supplier purchase commitments, which have increased significantly due to extended lead-times in the current supply-chain environment. We record a liability for excess and obsolete components based on our estimated future demand for our products, potential obsolescence of technology and product life cycles. If we fail to accurately plan our inventory levels, which becomes more challenging as component lead times increase, we may have to write off excess or obsolete inventory, or accrue a liability for component inventory held by our suppliers, both of which could have a material adverse effect on our financial condition and results of operations.
Business and operational risks associated with expanding our international operations could harm our business.
We are subject to business and operational risks associated with our international operations, including our global supply-chain operations and our international offices located in Nanjing, China and Bangalore, India. In addition, we are exposed to risk arising from dependence upon third-party development contractors in India and our growing Bangalore staff, and, to a lesser extent, dependence upon our international sales operations. The risks associated with our international operations also include costs of complying with differing and changing laws and regulatory requirements, tariffs, export quotas, custom duties and other trade restrictions; effects of inflation, currency controls and/or fluctuations in currency exchange rates; limited, inadequate or non-existent IP protection; and uncertainties associated with political conflicts and instabilities, variable economic conditions, terrorist attacks or acts of war. Our development operations and activities in China and India involve these and other significant risks, including: local labor conditions and regulations; knowledge transfer related to our technology and exposure to misappropriation of IP or confidential information, including information that is proprietary to us, our customers and third parties; heightened exposure to changes in the economic, security, political and pandemic conditions; international trade agreements and U.S. tax provisions that could adversely affect our international operations; complexities of managing development timelines and deliverables from abroad; and differences in local business practices and customs that may not align with our expectations and standards.
Along with the foregoing risks, our international sales operations involve risks associated with greater costs and complexity localizing and supporting our products and platform in local markets; evolving privacy regulations, trade regulations, compliance requirements and incremental costs applicable to the qualification, production, sale and delivery of our products; longer collection periods, financial instability and other difficulties impacting collection of accounts receivable in certain jurisdictions; more intense competition including from local equipment suppliers; and our reliance on value added resellers to sell and support our products in international markets given our limited presence and infrastructure outside the U.S. To expand our international operations, we will need to invest resources to attract key talent, build operational infrastructure, execute on our international strategy and drive international market demand for our products. If we invest substantial resources to expand our international operations and are unable to do so successfully and in a timely manner, our financial condition and results of operations may suffer.

If we do not successfully execute our business strategy to increase our sales to new and existing BSPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted.
Our growth depends upon our ability to increase sales to existing and new service providers of all types and sizes, and the execution of our strategy to increase sales to BSPs involves significant risk. The majority of our revenue is not recurring, and our customers generally have no committed purchase requirements, may cancel orders or cease purchasing our products at any time. If our customers stop purchasing our products for any reason, our business and results of operations would be harmed. If we are unable to increase our sales to new and existing BSPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted. Our strategy includes investing in regional sales teams and select channel partners to sell to smaller regional BSPs. A large portion of our current sales are to customers with smaller regional networks and limited capital expenditure budgets. The spending patterns of many of these customers are generally less formal than larger service providers and often characterized by small and sporadic purchases, and the potential revenue from any one of these customers is limited. We rely primarily on channel partners, including value added resellers, internationally and for certain U.S. markets. We face fierce competition for business with key channel partners. If we are unable to engage channel partners that we believe are key to our strategy, we may fail to grow our sales as planned. Furthermore, we rely on our channel partners to promote and sell our products. The loss of a key channel partner or the failure of our partners to provide adequate services could have a negative effect on customer satisfaction and could cause harm to our business.
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
If we do not successfully increase our sales through adoption of our new platform and managed service offerings, our operating results, financial condition, cash flows and long-term growth may be negatively impacted.
We have platform and managed service offerings that are new and early in their life cycles and subject to uncertain market demand. If our customers are unwilling to adopt these new offerings, install our new products or deploy our new services, or if we are unable to achieve market acceptance of our products and platform, our business and financial results may be harmed. Moreover, adoption of our cloud product offerings, such as our Revenue EDGE, is dependent upon the success of our customers in investing, marketing, selling and deploying broader services—including managed services—to their subscribers, and our ability to differentiate our products from competing or substitutive product and service offerings. For example, our managed services include managed Wi-Fi, network security, parental controls and an ecosystem of services from partners including Arlo, Bark and Servify. However, if subscriber demand for such services does not grow as expected or declines, or our customers are unable or unwilling to invest in our platform to deploy and market these services, demand for our products may not grow at rates as we anticipate.
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
For over three years, the COVID-19 pandemic has severely impacted the global economy, disrupting financial markets, global manufacturing activities, customer purchasing patterns and general business operations, resulting in business closures, significant unemployment rates and substantial and prolonged government restrictions on business, travel and personal activities. These measures have disrupted our global supply chain activities, including our third-party manufacturers, logistics providers and suppliers, and significantly limited our business travel, customer engagements and normal business activities, all of which heighten our business and operational risks. Although global economic conditions have generally improved with the rollout of COVID-19 vaccines, business activity may not recover as quickly as anticipated, including as a result of inflationary pressures and the responses by central banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil and supply-chain challenges. As the effects of the pandemic persist, we may continue to experience a sustained shortage of components and materials, which may have a material negative impact on our ability to supply products to meet customer requirements and could materially adversely affect our business and results of operations. Although demand for our products has been strong in the short-term as subscribers seek more bandwidth and better Wi-Fi at home for work and entertainment, as the pandemic appears to be subsiding, the future of broadband expansion is unclear. For example, BSPs may not invest in our platform or delay infrastructure improvements due to the uncertainty in the global economy. A prolonged disruption to our business and operations and other adverse residual impacts of the COVID-19 pandemic or further future disruptions could have a material adverse effect on our business, results of operations and financial condition.
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
We have a history of fluctuations in our gross margin and operating results, which can make it difficult to predict our future performance and could cause the market price of our stock to decline.
We have a history of fluctuations in our quarterly and annual gross margin and operating results, including fluctuations due to factors outside of our control. Factors that impact variability of our operating results include our ability to predict our revenue and reduce and control our costs, our ability to predict product functions and features desired by our customers, the impact of global economic conditions, our ability to effectively manage our global supply chain operations, our ability to effectively manage third parties upon whom we depend to conduct our business, our customers’ spending patterns and purchasing decisions, the impact of competition, customer adoption of our products, our ability to manage our legal, contractual and regulatory obligations and liabilities, and other risk factors identified in the lead-in to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and in this “Risk Factors” section. Our gross margin is further impacted by customer, geographic and product mix, the impact of competition on our prices, our ability to manage our costs associated with components and materials, excess and obsolescence, expedite fees and logistics-related activities, contractual commitments and other product costs. Fluctuating results make it difficult to predict our future performance and could cause the market price of our stock to decline. We expect to continue to incur significant expenses and cash outlays as we expand our business and operations and target new customer opportunities. Given our anticipated growth and the intense competitive pressures we face, we may be unable to adequately control our operating expenses or maintain positive operating income. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the market price of our stock would likely decline.
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
Our success depends, in large part, on the continued contributions of our key personnel who are highly skilled and would be difficult to replace. Competition for skilled personnel, particularly in software and cloud development and engineering, is intense. We cannot be certain that we will be successful in attracting and retaining qualified personnel, or that newly hired personnel will function effectively, both individually and as a group. If we are unable to effectively recruit, hire and utilize new employees to align with our company objectives, execution of our business strategy and our ability to react to changing market conditions may be impeded, and our business, financial condition and results of operations may suffer. We have operated using a “work-from-anywhere” model since the first half of 2020, and if we do not continue to effectively manage our distributed workforce, we could face challenges maintaining our corporate culture, which could increase attrition or limit our ability to attract personnel. None of our key personnel are bound by a written employment contract to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel. If we lose the services of any key personnel, our business, financial condition and results of operations may suffer.
If we experience disruptions with our enterprise resource planning system, we may not be able to effectively transact business or produce financial statements, which would adversely affect our business, results of operations and cash flows.
In January 2020, we migrated our Oracle enterprise resource planning, or ERP, system to Oracle’s cloud platform. In 2022, we implemented a software billing application on Salesforce.com. With these implementations, we are highly dependent upon Oracle and Saleforce.com to host, manage and maintain our ERP system and supporting applications. Any disruptions to their business or processes, or delays in their ability to provide services to us, may in turn disrupt our business operations or increase costs. Furthermore, we receive quarterly system updates and enhancements on the cloud platform according to Oracle’s release timeline and change management processes, which if not managed properly may disrupt our business operations and delay our ability to process transactions and produce reports necessary to conduct our business. We are highly dependent upon our ERP system for critical business functions, including order processing and management, supply chain and procurement operations, financial planning, accounting and reporting; accordingly, protracted disruption in functionality or processing capabilities of the ERP system could materially impair our ability to process transactions timely or produce accurate financial statements on a timely basis. If our systems suffer prolonged interruption, our results of operations and cash flows would be adversely affected.

As a public company we are subject to significant accounting, legal and regulatory requirements; our failure to comply with these requirements may adversely affect our operating results and financial condition.
We are subject to significant accounting, legal and regulatory requirements, including requirements and rules under the Sarbanes-Oxley Act, or SOX, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, among other rules and regulations implemented by the SEC, as well as listing requirements of the New York Stock Exchange, or NYSE. We incur significant accounting, legal and other expenses and must invest substantial time and resources to comply with public company reporting and compliance requirements, including costs to ensure we have adequate internal controls over accounting and financial reporting, proper documentation and testing procedures among other requirements. We cannot be certain that the actions we have taken to implement internal controls over financial reporting will be sufficient. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement, particularly as we enhance, automate and improve functionality of our processes and internal applications. New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of SOX and Dodd-Frank and rules adopted by the SEC and the NYSE, would likely result in increased costs to us as we respond to their requirements. We continue to invest resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expense.
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
Our products, including our platform (cloud, software and systems) and managed services, are highly technical and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected defects, bugs or security vulnerabilities, which risks may be exacerbated as we continue to expand our cloud and software portfolio and include services from third-party partners. Some defects in our products may only be discovered after a product has been installed and used by customers and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty and retrofit costs, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for security and data breach, product liability, tort or breach of warranty. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
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
As a global company, our performance is affected by global economic, market and industry conditions (including the current inflationary economic environment and rising interest rates) as well as geopolitical issues and other conditions with global reach. In recent years, concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty make it more difficult for us to manage our operations and accurately forecast revenue, gross margin and operating expenses. Geopolitical issues, such as the Russian invasion of Ukraine, relations between the United States and China, tariff and trade policy changes, and increasing potential of conflict involving countries in Asia that are critical to our supply-chain operations, such as Taiwan and China, have resulted in increasing global tensions and create uncertainty for global commerce. The on-going global impact of the COVID-19 pandemic continues to create shortages in component and supplies and otherwise disrupt and delay our global supply-chain operations. In addition, rising inflation in the United States has affected businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn, and our platform and services are perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending. Sustained or worsening of global economic conditions and geopolitical issues may increase our cost of doing business, materially disrupt our supply chain operations, cause our customers to reduce or delay spending and intensify pricing pressures. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, demand for our products, and our business, financial condition and results of operations, could be adversely affected.
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
Many of our current or potential competitors have longer operating histories, greater name recognition, broader product lines, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do and are better positioned to acquire and offer complementary products and services. As the broadband access equipment market has undergone and continues to undergo consolidation, our competitors have merged, grown and been able to offer more comprehensive solutions than they individually had offered. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features, because the products that we and our competitors offer require a substantial investment of time and funds to qualify and install. The demand on network capacity due to the shift towards a remote workforce may attract new market entrants with competitive or substitutive products, which may lead to increased sales cycles, cause pricing pressure and impact adoption of our platform due to the broader availability of product offerings. Some of our competitors may offer substantial discounts or rebates to win or retain customers. If we are forced to reduce prices to retain existing customers or win new customers, we may be unable to sustain gross margin at desired levels or profitability. Competitive pressures could result in increased pricing pressure, reduced profit margin, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could reduce our revenue and adversely affect our financial results.
Our industry is characterized by rapid technological advance, and if we fail to develop new products or enhancements that meet changing BSP requirements, we could experience lower sales.
Our industry is characterized by rapid technological change, changing needs of BSPs, evolving industry standards and frequent introductions of new products and platform offerings. We invest significant amounts to pursue innovative technologies that we believe will be adopted by BSPs. For example, we have invested and continue to invest resources in our platform offerings. In addition, on an ongoing basis, we expect to reposition our product and service offerings and introduce new offerings as we encounter rapidly changing BSP requirements and increasing competitive pressures. If we cannot increase sales of our new platform and services, keep pace with rapid technological developments to meet customer needs and compete with evolving standards or if the technologies we choose to invest in fail to meet customer needs or are not adopted by customers in the timeframes that we expect, our financial condition and results of operations would be adversely affected.

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
We use third-party development partners both for their key skills and to augment our employee developers. Using third-party development partners for our broadband platform and managed services allow us to accelerate development and leverage the third parties’ expertise, but increases our risks due to reduced direct control over the third party’s work. This product development approach may cause unforeseen issues in product design, as well as challenges arising from integration and support of third-party features in our products. In addition, our revenue based on the third parties’ product development work may take several years to cover our out-of-pocket expenses, if ever.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially, which may cause our operating results to fluctuate significantly.
The timing of our revenue is difficult to predict. Our sales efforts often involve educating BSPs about the use and benefits of our platform (cloud, software and systems) and managed services. BSPs typically undertake a significant evaluation process, which frequently involves not only our platform and managed services, but also those of our competitors and results in a lengthy sales cycle. Sales cycles for larger customers are relatively longer and require considerably more time and expense. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. The timing of revenue related to sales of products and services that have installation requirements may be difficult to predict due to interdependencies that may be beyond our control, such as BSP testing and turn-up protocols or other vendors’ products, services or installations of equipment upon which our products and services rely. Such delays may result in fluctuations in our quarterly revenue. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, we may not achieve our revenue forecasts, and our financial results would be adversely affected.
Our business depends upon the capital spending patterns and decisions of BSPs, and any decrease or delay in capital spending by BSPs due to the timing and availability of capital and other causes would reduce our revenue and harm our business.
Demand for our products depends on the magnitude and timing of capital spending by BSPs as they construct, expand, upgrade and maintain their access networks as well as BSPs’ adoption of our platform and managed services. Capital spending is cyclical in our industry, sporadic among individual BSPs and can change on short notice, which gives us little visibility into changes in spending behavior in any particular quarter. Capital spending for network infrastructure projects could be delayed or canceled in response to factors outside our control, such as reduced consumer spending, challenging capital markets or declining liquidity trends. BSP spending is also affected by reductions in budgets, including as a result of a general economic downturn, delays in purchasing cycles, access to government funding programs or capital markets, and seasonality and delays in capital allocation decisions. Historically, our customers may spend less or have less deployments in the first quarter due to pending annual budgets or, in certain regions, due to weather conditions that inhibit outside fiber deployment, resulting in weaker demand for our products in the first quarter. Softness in demand in any of our customer markets, including due to macro-economic conditions beyond our control or uncertainties associated with regulatory reforms, has in the past and could in the future lead to unexpected decline or slowdown in customer capital expenditure. Further, BSPs may pursue capital investment in network technologies other than those offered by us or may choose not to adopt our products and platform solutions in their networks. Reductions in capital expenditures by BSPs would have a material negative impact on our revenue and results of operations and slow our rate of revenue growth. As a consequence, our results for a particular period may be difficult to predict, and our prior results are not necessarily indicative of results in future periods.
Historically, our customer base has been concentrated, and the loss of any of our key customers may adversely impact our revenue and results of operations, and any delays in payment by a key customer could negatively impact our cash flows and working capital.
Historically, a large portion of our sales has been, and in the future may be, to a limited number of large customers. Changes in the BSP market, such as financial difficulties, spending cuts or corporate consolidations that impact purchasing decisions by these customers have and may again negatively impact our revenue, and as a result, revenue from such customers may remain flat or continue to decline. For example, sales to Lumen, our only greater than 10% customer in 2020, declined in 2021 and sales to other BSP customers increased such that Lumen was not a 10% customer in 2021 or 2022. Any decrease or delay in purchases of any of our key customers, particularly if prolonged or sustained, or our inability to grow our sales with them, may have a material negative impact on our revenue and results of operations.
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
Government authorities in the United States and around the world have implemented and are continuing to implement broader and more stringent laws and regulations concerning data protection. The interpretation and application of these data protection laws and regulations are often uncertain and changing, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data practices. For example, the General Data Protection Regulation, or EU GDPR, adopted by the European Union, or EU, and the UK General Data Protection Regulation, or UK GDPR, adopted by the United Kingdom, or UK, (the EU GDPR and UK GDPR hereinafter referred to as the GDPR) and national data protection supplementing laws in these jurisdictions impose specific duties and requirements upon companies that collect, process or control personal data of individuals located in the EU/UK, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Although we currently do not have material operations or business in the EU or the UK, we are in the process of expanding in these jurisdictions, and we have incurred and will continue to incur substantial costs in this respect. Furthermore, the GDPR imposes significant penalties for noncompliance of at least €20 million (for the EU GDPR) or £17.5 million (for the UK GDPR), or up to 4% of a company’s worldwide revenue; thus, any non-compliance with the GDPR could result in a material adverse effect on our business, financial condition and results of operations. Twice, the Court of Justice of the European Union, or the CJEU, has invalidated regulations designed to facilitate the transfer of data from European countries to the United States, and in July 2020, the CJEU held that transfers must be assessed on a case-by-case basis and reliance on standard contractual clauses (a standard form of contract approved by the European Commission as an adequate mechanism for personal data transfers) may not be sufficient in all circumstances. In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not yet been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. We currently rely on the standard contractual clauses and the UK International Data Transfer Agreement (or Addendum) to transfer personal data outside the European Economic Area and the UK respectively, including to the United States. As the enforcement landscape further develops, and supervisory authorities issue further guidance on – and revised standard contractual clauses for – international data transfers. Our current contracts may not be sufficient, and we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we have had to and will have to implement revised standard contractual clauses for existing intragroup, customer and vendor arrangements within required time frames; our customers may not use our services in a manner that is compliant with applicable data privacy laws and regulations;

our services may not be competitive in certain markets; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.
We and/or our customers are also subject to evolving EU and UK privacy laws on cookies, tracking technologies, e-marketing and electronic communications. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of marketing activities conducted on behalf of our customers, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In addition, new security regulations, such as the EU’s Network and Information Security 2 Directive (NIS2) and the UK’s Telecommunications (Security) Act 2021 together with its implementing regulations (currently in draft form) imposes further security obligations on electronic communications networks. We may be required to implement (and contractually commit to) additional security measures to remain a competitive vendor, as customers will need to ensure its vendors are able to meet the obligations that they are themselves subject to, or customers may choose different vendors due to our security measures. This could result in additional costs and require operational changes which could adversely affect our business, operations and financial condition.
In light of the complex and evolving nature of EU, EU Member State and UK privacy laws, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of technologies, as well as lead to civil claims including class actions, and reputational damage.
Since 2020, a number of U.S. states, including California, Colorado, Utah and Virginia, have enacted laws and regulations to protect consumers’ personal information, and efforts to enact a comprehensive federal privacy law have intensified. Most of the new or proposed laws include restrictions on processing consumer information for targeted advertising, which could negatively affect our marketing cloud product. Complying with new and changing laws could cause us to incur substantial costs in order to market and sell our cloud-based solutions in the U.S. and internationally, deter customers from adopting our cloud-based solutions or require us to redesign our platform in order to meet customer requirements related to such laws. Regulatory actions or claims involving our practices in the collection, storage, processing, use or disclosure of consumer information or other personal data, even if unfounded, could damage our reputation and adversely affect our operating results. The failure or perceived failure to comply may result in government or civil proceedings or actions against us, or could cause us to lose customers, which could have an adverse effect on our business.
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
Recently, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price and volatility of our common stock, regardless of our actual operating performance. Historically, following periods of volatility in the market price of a company’s securities, there is increased risk that stockholders may initiate securities class action litigation against the company. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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
While our working capital needs to support our business operations and growth have been funded from operating cash flows in the near term, we may need additional capital if our current plans and assumptions change. In January 2022, we terminated our loan and security agreement with Bank of America, N.A. If our financial position deteriorates, we may not be able to secure a similar source of financing to support our working capital needs on acceptable terms or at all. If future financings involve the issuance of equity securities, our then-existing stockholders would suffer dilution. If we raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. If we are unable to sustain positive operating income and cash flows from operations, our liquidity, results of operations and financial condition may be adversely affected. Furthermore, if we are unable to generate sufficient cash flows to support our operational needs, we may need to cease our repurchase program or seek additional sources of liquidity, including borrowings, to support our working capital needs, even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.
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
Number of Common Stockholders
As of February 10, 2023, the approximate number of holders of our common stock was 877 (not including beneficial owners of stock held in street name).
Dividends
We have never declared or paid a cash dividend on our common stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Stock Repurchase
In July 2022, the Company’s Board of Directors authorized a one-year stock repurchase program for up to $100 million of the Company’s common stock. There were no repurchases during the year ended December 31, 2022. As of December 31, 2022, $100 million remained available for future stock repurchases under the repurchase program.
Performance Graph
The following graph shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total returns of the NYSE Composite Index, Russell 2000 Index and the S&P 500 Communications Equipment Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the last five fiscal years ended December 31, 2022. Data for the Russell 2000 Index and S&P 500 Communications Equipment assume reinvestment of dividends. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.
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
Overview
We are the leading global provider of a broadband delivery platform (cloud, software and systems) and managed services that enable service providers of all types and sizes to innovate and transform their businesses. For our customers to successfully transform their businesses into the innovative BSPs of the future, they require actionable data for critical business functions such as network operations, customer support and marketing. However, this data is often trapped in disparate systems or departmental silos. Our Calix platform, which includes Calix Cloud, Revenue EDGE and Intelligent Access EDGE, gathers, analyzes and applies machine learning to deliver real-time insights seamlessly to each key business function. Our customers utilize these data and insights to simplify network operations, marketing and customer support and deliver experiences that excite their subscribers. This enables BSPs to grow their brand through increased subscriber acquisition, loyalty and revenue and to reduce their operating costs, creating value for their businesses and the communities they serve.
We market our Calix platform and managed services to communication service providers globally through our direct sales force as well as select resellers. Our customers range from smaller, regional service providers to some of the world’s largest service providers. We have enabled approximately 1,900 customers purchasing directly and through partners to deploy passive optical, Active Ethernet and point-to-point Ethernet fiber access networks.
Our revenue and potential revenue growth will depend on our ability to develop, market and sell our platform and managed services to strategically aligned customers of all types such as WISPs, fiber overbuilders, cable MSOs, municipalities and electric cooperatives in the United States and internationally. Our growth is also highly dependent on the speed and willingness of customers to adopt the Calix platform and managed services.
Revenue fluctuations result from many factors, including, but not limited to: increases or decreases in customer orders for our products and services, market, financial or other factors that may delay or materially impact customer purchasing decisions, non-availability of products due to supply chain challenges, including component and labor shortages and increasing lead times as well as disruptions as a result of COVID-19 outbreaks, contractual terms with customers that result in delayed revenue recognition and varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers have in the past spent less in the first quarter as they are finalizing their annual budgets, and in certain regions, customers are challenged by winter weather conditions that inhibit fiber deployment in outside infrastructure. Our revenue is also dependent upon our customers’ timing of purchases, capital expenditure plans and decisions to upgrade their networks or adopt new technologies, including adoption of our software and cloud platform solutions, as well as our ability to grow our customer base.
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue, and that we expect will impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, including higher costs due to materials shortages including components, supply constraints or unfavorable changes in trade policies, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty and incurrence of retrofit costs, amortization of intangibles, asset write-offs, support fees for silicon-related development work for our products, allowances for obligations to our suppliers and inventory write-

downs. Given the ongoing supply-chain disruptions related to component shortages, longer lead times as a result of increased global demand for certain components and disruptions related to the COVID-19 pandemic, we have experienced and are continuing to experience product supply delays and related challenges, and we expect these delays and related challenges to persist in the foreseeable future. Similarly, while on-going challenges in supply-chain logistics have improved to an extent, delivery timelines remain elongated. In addition, we periodically elect to ship by air versus by ocean in order to meet delivery commitments to our customers, which is more costly. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
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
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue, costs and expenses during the periods presented. We base our estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. To the extent there are material differences between these estimates and actual results, our financial statements may be affected. We evaluate our estimates, assumptions and judgments on an ongoing basis.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our hardware products contain both software and non-software components that function together to deliver the products’ essential functionality and therefore constitutes a single performance obligation as the promise to transfer the individual software and non-software components is not separately identifiable and, therefore, not distinct. Cloud-based software subscriptions can include multi-year agreements with a fixed annual fee for a minimum committed usage level. To the extent that minimum committed usage level each year varies, we have concluded that each year represents a distinct stand-ready performance obligation and the transaction price allocated to each performance obligation is recognized as revenue ratably over each annual period. Our contracts may include multiple performance obligations. For such arrangements, we allocate the contract’s transaction price to each performance obligation using the relative stand-alone selling price of each distinct good or service in the contract. We generally determine stand-alone selling prices based on the prices charged to customers or our best estimate of stand-alone selling price. Our estimate of stand-alone selling price is established considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, characteristics of targeted customers and pricing practices. The determination of estimated stand-alone selling price is made through consultation with and formal approval by management, taking into consideration the go-to-market strategy.
Inventory Valuation and Supplier Purchase Commitments
Inventory, which primarily consists of finished goods purchased from CMs or ODMs, is stated at the lower of cost (determined by the first-in, first-out method) and net realizable value. Inbound shipping costs and tariffs are included in the cost of inventory. In addition, from time to time, we procure component inventory primarily as a result of manufacturing discontinuation of critical components by suppliers. We regularly monitor inventory quantities on-hand and record write-downs for excess and obsolete inventory based on our estimate of demand for our products, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds our estimated selling price. We also evaluate our supplier purchase commitments, which have increased significantly due to extended lead-times in the current supply-chain environment, and record a liability for excess and obsolete components based on our estimated demand of our products, potential obsolescence of technology and product life cycles. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross profit. If inventory is written down, a new cost basis is established that cannot be increased in future periods. The sale of previously reserved inventory has not had a material impact on our gross margin.
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
We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the third quarter of 2021, we reversed the majority of our valuation allowance and recorded on our balance sheet U.S. federal and certain state deferred tax assets of $162 million. As of December 31, 2022, we determined that positive evidence continues to outweigh negative evidence and concluded that it was more likely than not that our U.S. federal and state (with the exception of California) deferred tax assets are realizable. We currently maintain a valuation allowance of $29.9 million for certain U.S. federal and California deferred tax assets.
Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements that are significant or potentially significant to us.
Results of Operations for Years Ended December 31, 2022 and 2021
Revenue
The following table sets forth our revenue (dollars in thousands):

	Years Ended December 31,		2022 vs 2021 Change
	2022	2021	$	%
Revenue	$867,827	$679,394	$188,433	28%
Our revenue increased by $188.4 million, or 28%, during 2022 compared to 2021. The increase in revenue was primarily due to higher revenue from our growing base of small and medium BSP customers and the continuation of BSPs seeking to provide their subscribers a better experience by adopting our platform and managed services. In particular, we added a new medium-sized customer that began to receive significant shipments during the second half of 2022.
Our revenue is principally derived in the United States. Revenue generated in the United States represented 91% of revenue in 2022 and 83% in 2021. Our primary focus has been and in the near term will continue to be the United States and Canada given our large, direct sales and marketing presence and the amount of government stimulus being invested into underserved and not-

served areas of these countries. In 2022, we introduced our platform to the United Kingdom. Over time, we expect to move to additional high average-revenue-per-user markets with our platform.
No customer accounted for more than 10% of our revenue for 2022 or 2021. See Note 11 “Revenue from Contracts with Customers” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more details on concentration of revenue for the years presented.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Years Ended December 31,		2022 vs 2021 Change
	2022	2021	$	%
Gross profit	$435,428	$356,587	$78,841	22%
Gross margin	50.2%	52.5%
Gross profit increased by $78.8 million to $435.4 million during 2022 from $356.6 million during 2021. Gross margin decreased to 50.2% during 2022 from 52.5% during 2021. The decrease in gross margin of 230 basis points was mainly due to higher component and logistics costs from the COVID-19-pandemic-induced, supply-chain disruption, which more than offset the increase in gross margin due to increased software and subscription contributions. Going forward, we expect that the effects of the global supply-chain disruption will continue to normalize in 2023, and we expect the software and subscription contributions will grow, resulting in potential gross margin expansion.
Operating Expenses
Sales and Marketing Expenses
Sales and marketing expenses consist of personnel costs, employee sales commissions, marketing programs and events, software tools and travel-related expenses. The following table sets forth our sales and marketing expenses (dollars in thousands):

	Years Ended December 31,		2022 vs 2021 Change
	2022	2021	$	%
Sales and marketing	$174,549	$125,909	$48,640	39%
Percent of revenue	20%	19%
Sales and marketing expenses increased by $48.6 million during 2022 compared to 2021 primarily due to increases in personnel expenses of $33.6 million related to investments in sales headcount and higher sales incentive compensation, travel expenses of $5.7 million, stock-based compensation of $5.3 million and marketing expenses of $1.9 million.
We expect our investments in sales and marketing will increase in absolute dollars, but be relatively consistent as a percentage of revenue, as we attempt to capitalize on Calix’s ability to enable new platform capabilities and managed services for our BSP customers.
Research and Development Expenses
Research and development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations. The following table sets forth our research and development expenses (dollars in thousands):

	Years Ended December 31,		2022 vs 2021 Change
	2022	2021	$	%
Research and development	$131,994	$101,747	$30,247	30%
Percent of revenue	15%	15%
Percent of gross profit	30%	29%
The increase in research and development expenses of $30.2 million during 2022 compared with 2021 was mainly due to increases in personnel expenses of $15.5 million, stock-based compensation of $5.4 million, outside services of $4.5 million and depreciation and amortization of $1.5 million.
We expect our investments in research and development to increase in absolute dollars, but remain relatively consistent as a percentage of gross profit, as we plan to expand the functionality and capabilities of our platform and deliver new managed services.

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

	Years Ended December 31,		2022 vs 2021 Change
	2022	2021	$	%
General and administrative	$76,275	$55,779	$20,496	37%
Percent of revenue	9%	8%
The increase in general and administrative expenses of $20.5 million in 2022 compared to 2021 was mainly due to increases in personnel expenses of $8.7 million, stock-based compensation of $8.7 million and outside services of $2.5 million. We made continued investments in our information technology infrastructure in 2022.
We expect our general and administrative investments to increase in absolute dollars but decline slightly as a percentage of revenue over time as we expect revenue to grow.
Restructuring Benefit
We initiated a restructuring plan in June 2020 to accelerate our platform future and to align with a work-from-anywhere culture. We incurred restructuring charges of $6.3 million in 2020, consisting of facilities-related charges and severance and other termination related benefits. In 2021, we reversed $0.8 million in facilities-related charges as a result of subleasing the abandoned portion of our San Jose headquarters. See Note 4 “Balance Sheet Details” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Interest and Other Income (Expense), Net
The following table sets forth our interest and other expense, net (dollars in thousands):

	Years Ended December 31,		2022 vs 2021 Change
	2022	2021	$	%
Interest and other income (expense), net	$1,432	$(1,284)	$2,716	212%

Interest and other income (expense), net increased by $2.7 million in 2022 compared with 2021 mainly due to income from marketable securities.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Years Ended December 31,		2022 vs 2021 Change
	2022	2021	$	%
Income taxes	$13,032	$(165,724)	$178,756	108%
Effective tax rate	24%	(228)%
During 2022, our current tax expense was $11.1 million, and our deferred tax expense was $1.9 million. Our effective tax rate was higher than the federal statutory rate of 21% due to state taxes, Base Erosion and Anti-Abuse Tax and the impact of stock-based compensation, partially offset by research and development tax credits and stock option windfall deductions.
During 2021, we recognized an income tax benefit of $162.0 million offset by current income taxes, based on our reassessment of the amount of our U.S. federal and other state deferred tax assets that are more likely than not to be realized, primarily as a result of actual and projected increases in U.S. profitability in the current and future periods.
We continue to maintain a valuation allowance of $29.9 million on certain U.S. federal and California state deferred tax assets that we believe are not more likely than not to be realized in future periods.
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

2021 Compared to 2020
For a comparison of our results of operations for the years ended December 31, 2021 and 2020, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.
Liquidity and Capital Resources
Historically, we have funded our operations and investing activities primarily through cash flow generated from operations, sales of our common stock and various borrowing arrangements. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $241.7 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government agency securities and commercial paper. This includes $2.7 million of cash primarily held by our foreign subsidiaries. As of December 31, 2022, our liability for taxes that would be payable because of repatriation of undistributed earnings of our foreign subsidiaries to the United States was not significant and limited to withholding taxes considering our existing net operating loss carryovers.
The following table presents the cash inflows and outflows by activity during 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Net cash provided by operating activities	$27,183	$56,793
Net cash used in investing activities	(24,082)	(110,661)
Net cash provided by financing activities	25,063	24,383
Operating Activities
Our operating activities provided cash of $27.2 million in 2022 and $56.8 million in 2021. The decrease in net cash provided by operating activities during 2022 as compared to 2021 was due primarily to unfavorable charges of $8.3 million in our net operating results after adjustment of non-cash charges and $21.4 million in our net cash outflow resulting from changes in operating assets and liabilities. Non-cash charges consisted of stock-based compensation of $44.8 million, depreciation and amortization of $14.3 million and deferred income taxes of $1.9 million partially offset by net accretion of available-for-sale securities of $1.1 million.
In 2022, cash outflows from changes in operating assets and liabilities primarily consisted of increases in inventory of $60.3 million to improve our responsiveness to our BSPs’ subscriber demand; in prepaid expenses and other assets of $38.4 million mainly due to an inventory deposit to a CM partner; and in accounts receivable of $8.6 million due to increased revenue. These changes were partially offset by increases in accounts payable of $12.1 million due to increased inventory purchases; in accrued liabilities of $12.2 million, mainly related to accrued compensation and accruals for our Calix ConneXions 2022 Customer Success and Innovation conference; and in deferred revenue of $9.1 million due to our platform subscriptions.
Investing Activities
In 2022, cash used in investing activities of $24.1 million consisted of net purchases of marketable securities of $10.0 million and capital expenditures of $14.1 million, primarily related to purchases of test equipment and computer equipment.
Financing Activities
In 2022, net cash provided by financing activities of $25.1 million primarily consisted of proceeds from the issuance of common stock related to our equity plans of $27.5 million. This was partially offset by payments related to a financing arrangement of $2.4 million.
2021 Compared to 2020
For a discussion of our liquidity and capital resources and our cash flow activities for the years ended December 31, 2021 and 2020, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022.

Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, normal recurring trade payables, compensation-related and expense accruals, operating leases and revenue-share obligations. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. Furthermore, in July 2022, our Board of Directors authorized a one-year stock repurchase program for up to $100 million of our common stock. During the year ended December 31, 2022, no repurchases were made under the program.
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
Contractual Obligations and Commitments
Our principal commitments as of December 31, 2022 consisted of our contractual obligations under non-cancelable outstanding purchase obligations, operating lease obligations for office space and a revenue share obligation. The following table summarizes our contractual obligations as of December 31, 2022 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$398,366	$316,394	$62,710	$12,092	$7,170
Operating lease obligations (2)	13,573	4,629	8,413	531	—
Revenue share obligation (3)	11,902	7,209	4,693	—	—
	$423,841	$328,232	$75,816	$12,623	$7,170

(1) Represents outstanding purchase commitments to be delivered by our third-party manufacturers or other vendors. See Note 5 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our outstanding purchase commitments related to our third-party manufacturers.
(2) Future minimum operating lease obligations in the table above primarily include payments for our office locations, which expire at various dates through 2027. See Note 5 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our operating leases.
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
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $241.7 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities because of changes in interest rates.

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
Translation Exposure
Our sales contracts are primarily denominated in USD and, therefore, most of our revenue is not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities with our subsidiaries in China, India and the United Kingdom, whose functional currencies are Chinese Renminbi, or RMB, Indian Rupee, or INR, and British Pounds Sterling, or GBP.
Our operating expenses are incurred primarily in the United States, in China associated with our research and development operations that are maintained there, in India for our center of excellence and in the United Kingdom for our international sales and marketing activities. Our operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. The percentages of our operating expenses denominated in the following currencies for the indicated fiscal years were as follows:

	Years Ended December 31,
	2022	2021	2020
USD	91%	92%	92%
RMB	6	6	6
GBP	2	2	2
INR	1	—	—
	100%	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, GBP and INR, our operating expenses for 2022 would have decreased or increased by approximately $3.3 million, or approximately 1%.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the year ended December 31, 2022 was a net translation loss of $0.6 million. This loss is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive loss.”
Transaction Exposure
We have certain assets and liabilities, primarily accounts receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain assets denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to two months. As of December 31, 2022, we had no forward contracts outstanding. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other income (expense), net” in our Consolidated Statements of Comprehensive Income. During the year ended December 31, 2022, we recognized a net loss related to these foreign exchange assets and liabilities of approximately $0.3 million.

ITEM 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Calix, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Calix, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of net realizable value of inventory and excess and obsolete inventory liabilities

As discussed in Notes 1, 4 and 5 to the consolidated financial statements, the Company has inventories with a carrying value of $149.2 million and excess and obsolete inventory liabilities of $10.3 million as of December 31, 2022. The Company adjusts the inventory carrying value for excess or obsolete inventory based on assumptions about future demand for products, potential obsolescence of technology, product life cycle, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds the estimated selling price. These factors are impacted by market and economic conditions, technology changes and new product introductions and require significant estimates that may include elements that are uncertain. The Company also records a liability and a charge to cost of revenue for estimated losses on inventory the Company is obligated to purchase from its manufacturers when the inventory has been rendered excess and obsolete due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that greatly exceed projected demand.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s inventory process. This included controls over the reviews of the estimates of the net realizable value of excess or obsolete inventory and liabilities for losses on inventory the Company is obligated to purchase from its manufacturers. For a selection of inventory items, we (1) reperformed the analysis provided by the Company to assess the accuracy of the net realizable value of inventory by comparing historical sales activity, customer order backlog, or demand forecasts to the inventory on hand quantities, and (2) performed inquiries of Company’s personnel and inspected documents regarding market and economic conditions, technology and design changes, and new product introductions. We evaluated the reasonableness of management’s assumptions used to estimate the excess and obsolete inventory liabilities considering (1) inquiries of Company’s personnel and inspection of documents regarding market and economic conditions, technology and design changes, or supplier discontinuations, (2) historical reimbursements to suppliers for excess and obsolete component inventory, and (3) the excess and obsolete liabilities and purchase commitment trends.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Santa Clara, California
February 21, 2023

CALIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$79,073	$51,333
Marketable securities	162,642	153,002
Accounts receivable, net	93,804	85,219
Inventory	149,160	88,880
Prepaid expenses and other current assets	62,691	30,811
Total current assets	547,370	409,245
Property and equipment, net	25,834	21,783
Right-of-use operating leases	9,283	12,182
Deferred tax assets	167,031	168,962
Goodwill	116,175	116,175
Other assets	19,142	13,685
	$884,835	$742,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,407	$29,061
Accrued liabilities	90,474	71,597
Deferred revenue	33,541	27,478
Total current liabilities	165,422	128,136
Long-term portion of deferred revenue	25,072	22,016
Operating leases	8,442	12,376
Other long-term liabilities	6,332	11,076
Total liabilities	205,268	173,604
Commitments and contingencies (See Note 5)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 65,735 shares issued and outstanding as of December 31, 2022, and 64,274 shares issued and outstanding as of December 31, 2021	1,644	1,607
Additional paid-in capital	1,070,100	997,855
Accumulated other comprehensive loss	(2,473)	(320)
Accumulated deficit	(389,704)	(430,714)
Total stockholders’ equity	679,567	568,428
	$884,835	$742,032

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020

Revenue	$867,827	$679,394	$541,239
Cost of revenue	432,399	322,807	274,220
Gross profit	435,428	356,587	267,019
Operating expenses:
Sales and marketing	174,549	125,909	94,185
Research and development	131,994	101,747	85,258
General and administrative	76,275	55,779	44,444
Restructuring charges (benefit)	—	(786)	6,286
Total operating expenses	382,818	282,649	230,173
Operating income	52,610	73,938	36,846
Interest and other income (expense), net:
Interest income (expense), net	2,009	(402)	(1,585)
Other expense, net	(577)	(882)	(977)
Total interest and other income (expense), net	1,432	(1,284)	(2,562)
Income before income taxes	54,042	72,654	34,284
Income taxes	13,032	(165,724)	800
Net income	$41,010	$238,378	$33,484
Net income per common share:
Basic	$0.63	$3.77	$0.57
Diluted	$0.60	$3.51	$0.54
Weighted-average number of shares used to compute net income per common share:
Basic	65,058	63,277	59,074
Diluted	68,911	67,856	61,998

Net income	$41,010	$238,378	$33,484
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale marketable securities, net	(1,521)	(179)	—
Foreign currency translation adjustments, net	(632)	50	663
Total other comprehensive income (loss), net of tax	(2,153)	(129)	663
Comprehensive income	$38,857	$238,249	$34,147

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance as of December 31, 2019	56,448	$1,545	$895,899	$(854)	$(702,576)	$(39,986)	$154,028
Stock-based compensation	—	—	13,960	—	—	—	13,960
Issuance of common stock under equity incentive plans, net of forfeitures	2,454	60	18,067	—	—	—	18,127
Issuance of common stock in connection with public offering, net of expenses	3,220	82	59,981	—	—	—	60,063
Treasury stock retirement		(134)	(39,852)	—	—	39,986	—
Net income	—	—	—	—	33,484	—	33,484
Other comprehensive income	—	—	—	663	—	—	663
Balance as of December 31, 2020	62,122	1,553	948,055	(191)	(669,092)	—	280,325
Stock-based compensation	—	—	24,230	—	—	—	24,230
Issuance of common stock under equity incentive plans, net of forfeitures	2,152	54	25,570	—	—	—	25,624
Net income	—	—	—	—	238,378	—	238,378
Other comprehensive loss	—	—	—	(129)	—	—	(129)
Balance as of December 31, 2021	64,274	1,607	997,855	(320)	(430,714)	—	568,428
Stock-based compensation	—	—	44,826	—	—	—	44,826
Issuance of common stock under equity incentive plans, net of forfeitures	1,461	37	27,419	—	—	—	27,456
Net income	—	—	—	—	41,010	—	41,010
Other comprehensive loss	—	—	—	(2,153)	—	—	(2,153)
Balance as of December 31, 2022	65,735	1,644	1,070,100	(2,473)	(389,704)	—	679,567

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Operating activities:
Net income	$41,010	$238,378	$33,484
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	44,826	24,230	13,960
Depreciation and amortization	14,315	15,012	13,718
Deferred income taxes	1,932	(168,426)	—
Net accretion of available-for-sale securities	(1,146)	—	—
Asset retirements and write-downs	—	—	3,914
Changes in operating assets and liabilities:
Accounts receivable, net	(8,585)	(15,800)	(22,910)
Inventory	(60,280)	(36,612)	(12,116)
Prepaid expenses and other assets	(38,359)	(27,074)	773
Accounts payable	12,111	16,025	2,190
Accrued liabilities	20,919	3,273	11,922
Deferred revenue	9,118	10,400	3,596
Other long-term liabilities	(8,678)	(2,613)	2,878
Net cash provided by operating activities	27,183	56,793	51,409
Investing activities:
Purchases of property and equipment	(14,067)	(10,463)	(7,819)
Purchases of marketable securities	(191,403)	(298,092)	(72,982)
Maturities of marketable securities	181,388	197,894	20,000
Net cash used in investing activities	(24,082)	(110,661)	(60,801)
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	27,456	25,624	18,127
Payments related to financing arrangements	(2,393)	(1,241)	(5,758)
Proceeds from the sale of common stock in connection with public offering, net of expenses	—	—	60,063
Proceeds from line of credit	—	—	30,000
Payments related to the line of credit	—	—	(60,285)
Net cash provided by financing activities	25,063	24,383	42,147
Effect of exchange rate changes on cash and cash equivalents	(424)	11	595
Net increase (decrease) in cash and cash equivalents	27,740	(29,474)	33,350
Cash and cash equivalents at beginning of year	51,333	80,807	47,457
Cash and cash equivalents at end of year	$79,073	$51,333	$80,807
Supplemental disclosures of cash flow information:
Interest paid	$577	$631	$1,686
Income taxes paid	$9,607	5,197	751
Non-cash investing activities:
Changes in accounts payable and accrued liabilities related to purchases of property and equipment	$586	$194	$(597)

See accompanying notes to consolidated financial statements.

CALIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Significant Accounting Policies
Company
Calix, Inc. (together with its subsidiaries, “Calix” or the “Company”) was incorporated in August 1999 and is a Delaware corporation. The Company is the leading global provider of a platform (cloud, software and systems) and managed services that focus on the subscriber-facing network, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. This platform and managed services enable broadband service providers (“BSPs”) of all sizes to innovate and transform their businesses. The Company’s BSP customers are empowered to utilize real-time data and insights from the Calix platform to simplify their businesses and deliver experiences that excite their subscribers. These insights enable BSPs to grow their businesses through increased subscriber acquisition, loyalty and revenue, thereby increasing the value of their businesses and contributions to their communities.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s hardware products contain both software and non-software components that function together to deliver the products’ essential functionality and therefore constitutes a single performance obligation as the promise to transfer the individual software and non-software components is not separately identifiable and, therefore, not distinct. Cloud-based software subscriptions can include multi-year agreements with a fixed annual fee for a minimum committed usage level. To the extent that minimum committed usage level each year varies, the Company has concluded that each year represents a distinct stand-ready performance obligation and the transaction price allocated to each performance obligation is recognized as revenue ratably over each annual period. The Company’s contracts may include multiple performance obligations. For such arrangements, the Company allocates the contract’s transaction price to each performance obligation using the relative stand-alone selling price of each distinct good or service in the contract. The Company generally determines stand-alone selling prices based on the prices charged to customers or its best estimate of stand-alone selling price. The Company’s estimate of stand-alone selling price is established considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, characteristics of targeted customers and pricing practices. The determination of estimated stand-alone selling price is made through consultation with and formal approval by management, taking into consideration the go-to-market strategy.

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
Stock-Based Compensation
Stock-based compensation expense associated with stock options and purchase rights under the Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated 2017 Nonqualified Employee Stock Purchase Plan (the “NQ ESPP”) is measured at the grant date based on the fair value of the award and is recognized, net of forfeitures, as expense over the remaining requisite service period (generally the vesting period) on a straight-line basis.
The fair value of stock option and employee stock purchase right under the ESPP is estimated at the grant date using the Black-Scholes option valuation model. The fair value of the employee stock purchase right under the NQ ESPP is based on closing market price of the Company’s common stock on the date of grant.
Stock-based compensation expense associated with performance stock options (“PSOs”) with graded vesting features and which contain both a performance and a service condition is measured based on fair value of stock options estimated at the grant date using the Black-Scholes option valuation model, and is recognized, net of forfeitures, as expense over the requisite service period using the graded vesting attribution method.
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

Credit Risk and Inventory Supplier Concentrations
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. Cash equivalents consist of money market funds and marketable securities with a maturity at the date of purchase of ninety days or less, which are invested through financial institutions in the United States. Deposits in and investments held by these financial institutions may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company also has approximately $2.7 million of cash held by its foreign subsidiaries in India, China and the United Kingdom. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these cash and cash equivalents.
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
The Company has invested its excess cash primarily in money market funds and highly liquid marketable securities such as U.S. treasury securities, corporate debt instruments, commercial paper and U.S. government securities. The Company considers all investments with maturities of three months or less when purchased to be cash equivalents. Marketable securities represent highly liquid U.S. treasury securities, corporate debt instruments, commercial paper and U.S. government securities with maturities greater than 90 days at date of purchase. Marketable securities with maturities greater than one year are classified as current because management considers all marketable securities to be available for current operations.
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of comprehensive loss in the stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as “Other income (expense), net.” Realized gains and losses were not significant for the years ended December 31, 2022 and 2021, respectively.
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
Inventory Valuation and Supplier Purchase Commitments
Inventory, which primarily consists of finished goods purchased from CMs or ODMs, is stated at the lower of cost (determined by the first-in, first-out method) or market value. Inbound shipping costs and U.S. tariffs are included in cost of inventory. In addition, from time to time, the Company procures component inventory primarily as a result of manufacturing discontinuation of critical components by suppliers. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. The Company also evaluates its supplier purchase commitments, which have increased significantly due to extended lead-times in the current supply chain environment, and records a liability for excess and obsolete components based on its estimated demand of our products, potential obsolescence of technology and product life cycles. These factors are impacted by market and economic conditions, technology changes and new product introductions and require significant estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross profit. If inventory is written down, a new cost basis is established that cannot be increased in future periods. Shipments from suppliers before the Company receives them are recorded as in-transit inventory when title and the significant risks and rewards of ownership have passed to the Company.
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
At the end of the second quarter of 2022, the Company completed its annual goodwill impairment test. Based on its assessment of certain qualitative factors such as market capitalization, management concluded that the fair value of the Company was more likely than not greater than its carrying amount as of July 2, 2022. As such, it was not necessary to perform the two-step quantitative goodwill impairment test at the time.
There have been no significant events or changes in circumstances subsequent to the 2022 annual impairment test that would more likely than not indicate that the carrying value of goodwill may have been impaired as of December 31, 2022. There were no impairment losses for goodwill for the years ended December 31, 2022, 2021 or 2020.
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
Income Taxes
The Company evaluates its tax positions and estimates its current tax exposure along with assessing temporary differences that result from different book to tax treatment of items not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities on the Company’s Consolidated Balance Sheets, which are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s Consolidated Statements of Comprehensive Income become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, realization of the Company’s deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.
The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income, and if the Company determines that recovery is not more likely than not, the Company must establish a valuation allowance. Management judgment is required in determining its provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. In the third quarter of 2021, the Company reversed the majority of its valuation allowance and recorded on its balance sheet U.S. federal and certain state deferred tax assets of $162.0 million. As of December 31, 2022, the Company determined that positive evidence continues to outweigh negative evidence and concluded that it was more likely than not that its U.S. federal and state (with the exception of California) deferred tax assets are realizable. The Company currently maintains a valuation allowance of $29.9 million for certain U.S. federal and California deferred tax assets.
Newly Adopted Accounting Standards
The Company did not adopt any new accounting standards in 2022 that were significant to the Company.
Recent Accounting Pronouncements Not Yet Adopted
There have been no accounting pronouncements or changes in accounting pronouncements that are significant or potentially significant to the Company.
2. Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents:
Cash	$39,189	$26,442
Commercial paper	33,199	21,582
U.S. government securities	5,990	—
Money market funds	555	2,320
Corporate debt securities	140	989
Total cash and cash equivalents	79,073	51,333
Marketable securities:
U.S. government securities	106,750	60,279
Commercial paper	28,992	80,812
U.S. government agency securities	23,632	5,527
Corporate debt securities	3,168	3,576
Municipal securities	100	2,808
Total marketable securities	162,642	153,002
	$241,715	$204,335
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities. As of December 31, 2022, all marketable securities were due in two years or less.

The amortized cost and fair value of marketable securities as of December 31, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Losses	Fair Value
U.S. government securities	$114,119	$(1,379)	$112,740
Commercial paper	62,262	(71)	62,191
U.S. government agency securities	23,876	(244)	23,632
Corporate debt securities	3,312	(4)	3,308
Municipal securities	101	(1)	100
Total marketable securities	$203,670	$(1,699)	$201,971
Unrealized gains and losses were not significant as of December 31, 2021.
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
The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of December 31, 2022	Level 1	Level 2	Total
Money market funds	$555	$—	$555
U.S. government securities	112,740	—	112,740
Commercial paper	—	62,191	62,191
U.S. government agency securities	—	23,632	23,632
Corporate debt securities	—	3,308	3,308
Municipal securities	—	100	100
	$113,295	$89,231	$202,526

As of December 31, 2021	Level 1	Level 2	Total
Money market funds	$2,320	$—	$2,320
U.S. government securities	60,279	—	60,279
Commercial paper	—	102,394	102,394
U.S. government agency securities	—	5,527	5,527
Corporate debt securities	—	4,565	4,565
Municipal securities	—	2,808	2,808
	$62,599	$115,294	$177,893

4. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2022	2021
Accounts receivable	$94,201	$85,944
Allowance for doubtful accounts	(397)	(725)
	$93,804	$85,219
The table below summarizes the changes in allowance for doubtful accounts and product return liability for the periods indicated (in thousands):

	Balance at Beginning of Year	Additions Charged to Expenses or Revenue Net of Recoveries	Write Offs and Returns	Balance at End of Year
Year Ended December 31, 2022:
Allowance for doubtful accounts	$725	$(276)	$(52)	$397
Product return liability	1,836	5,622	(4,497)	2,961
Year Ended December 31, 2021:
Allowance for doubtful accounts	$1,405	$(201)	$(479)	$725
Product return liability	1,888	3,681	(3,733)	1,836
Year Ended December 31, 2020:
Allowance for doubtful accounts	$374	$1,085	$(54)	$1,405
Product return liability	919	3,391	(2,422)	1,888
Inventory consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$640	$130
Finished goods	148,520	88,750
	$149,160	$88,880
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Supplier deposits	$39,064	$6,191
Prepaid expenses and other current assets	23,627	24,620
	$62,691	$30,811
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Test equipment	$44,106	$39,476
Computer equipment	13,396	11,156
Software	10,389	9,013
Leasehold improvements	1,730	1,351
Furniture and fixtures	1,153	1,812
	70,774	62,808
Accumulated depreciation and amortization	(44,940)	(41,025)
	$25,834	$21,783
Depreciation and amortization expenses were $14.3 million, $15.0 million and $13.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Other long-term assets consisted of the following (in thousands):

	December 31,
	2022	2021
Intangible asset	$4,253	$6,885
Other long-term assets	14,889	6,800
	$19,142	$13,685
Intangible Asset Acquisition
In March 2018, and as amended in December 2020, the Company entered into an agreement with a vendor to develop a certain software product and related enhancements pursuant to which the Company is obligated to make revenue-share payments under the program, subject to aggregate fixed revenue-share payments of $15.8 million. The payments are based on a revenue-share rate applied to revenue from the developed-product and the corresponding hardware sales through March 2024. If the minimum revenue-share payments are not achieved by the end of that period, a true-up payment will be due. As of December 31, 2022, the liability, including accrued interest, was $11.4 million, of which $7.2 million is included in “Accrued liabilities” and $4.2 million in “Other long-term liabilities” in the accompanying Consolidated Balance Sheet. As of December 31, 2021, the liability, including accrued interest, was $13.2 million, of which $4.7 million was included in “Accrued liabilities” and $8.5 million in other “Other long-term liabilities.”
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Compensation and related benefits	$27,813	$23,165
Component inventory held by suppliers	10,280	7,611
Professional and consulting fees	7,307	4,819
Current portion of revenue-share payments	7,210	4,731
Current portion of warranty and retrofit	6,377	7,076
Customer advances or rebates	5,653	4,742
Taxes payable	4,581	4,251
Operating leases	3,949	3,596
Freight	3,649	3,997
Business events	3,167	—
Product returns	2,961	1,836
Other	7,527	5,773
	$90,474	$71,597
Changes in the Company’s accrued warranty and retrofit liability were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	$9,594	$9,208	$7,294
Provision for warranty and retrofit charged to cost of revenue	1,315	3,370	5,888
Utilization of reserve	(2,523)	(2,984)	(3,974)
Balance at end of year	$8,386	$9,594	$9,208
Accrued Restructuring Charges
The Company initiated a restructuring plan in 2020 to accelerate the Company’s platform future and to align with a work-from-anywhere culture. The Company incurred restructuring charges of approximately $6.3 million, consisting of facilities-related charges and severance and other termination related benefits for the year ended December 31, 2020.
In the fourth quarter of 2021, as a result of subleasing the abandoned portion of the Company’s San Jose headquarters, the Company reversed $0.8 million in facilities-related charges due to the expected recovery of accrued common areas maintenance fees.

As of December 31, 2022, the Company had no accrued restructuring charges in the accompanying Consolidated Balance Sheet.
5. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of December 31, 2022 (in thousands):

Year Ending December 31,	Future Minimum Lease Payments
2023	$4,629
2024	4,458
2025	3,955
2026 and thereafter	531
Total future minimum lease payments	13,573
Less imputed interest	(1,182)
$12,391

As of December 31, 2022, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$3,949
Operating leases	8,442
$12,391
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $7.3 million and are included in the table for the year ended December 31, 2022 above.
The above tables also include future minimum lease payments for the Company's office facilities in Petaluma, California; Plymouth, Minnesota; Richardson, Texas; Bangalore, India; Nanjing, China; and West Jordan, Utah, which expire at various dates through 2027.
In November 2021, the Company entered into a sublease for a portion of the San Jose headquarters office space that was previously abandoned. The sublease commenced in August 2022 for a term of 39 months. The Company received $0.3 million in sublease income in 2022. Future minimum payments consisted of the following as of December 31, 2022 (in thousands):

Year Ending December 31,	Future Minimum Sublease Payments
2023	750
2024	773
2025	661
Total future minimum sublease payments	$2,184
The weighted average discount rate for the Company’s operating leases as of December 31, 2022 was 6.1%. The weighted average remaining lease term as of December 31, 2022 was 3.0 years.
For the years ended December 31, 2022, 2021 and 2020, total rent expense of the Company was $4.6 million, $4.1 million and $4.0 million, respectively. Cash paid within operating cash flows for operating leases was $4.5 million, $3.9 million and $3.8 million for years ended December 31, 2022, 2021 and 2020, respectively.
Purchase Commitments
The Company’s CMs and ODMs place orders for certain component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs and ODMs. The Company places purchase orders with its CMs and ODMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the finished goods inventory. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. As of December 31, 2022 and 2021, the Company had approximately $340.6 million and $247.3 million, respectively, of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs.
The Company has from time to time, and subject to certain conditions, reimbursed certain suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying Consolidated Balance Sheets, were $10.3 million and $7.6 million as of December 31, 2022 and 2021, respectively. The Company records the related charges in cost of systems revenue in its Consolidated Statements of Comprehensive Income.
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
6. Stockholders’ Equity
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
Common Stock
Holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors out of legally available funds. No dividends have been declared or paid as of December 31, 2022.
In August 2020, the Company completed an underwritten public offering of 3,220,000 shares of its common stock at $20.00 per share, including a full exercise by the underwriters of their option to purchase an additional 420,000 shares of Common Stock, resulting in net proceeds of $60.1 million, after deducting the underwriting discount and expenses paid by the Company.
Stock Repurchase Program
In July 2022, the Company’s Board of Directors authorized a one-year stock repurchase program for up to $100 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with the Company’s capital allocation strategy. The repurchase program does not obligate the Company to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the year ended December 31, 2022, no repurchases were made under the program.
Equity Incentive Plans
Stock Options
At the Company’s 2019 annual meeting of stockholders, the stockholders approved the 2019 Equity Incentive Award Plan (the “2019 Plan”). The 2019 Plan supersedes and replaces the 2010 Equity Incentive Award Plan (the “2010 Plan”) and preceding plans. The terms and conditions of the 2010 Plan will continue to govern any outstanding awards granted under the 2010 Plan.
Employees and consultants of the Company, its subsidiaries and affiliates and the Company’s Board of Directors members are eligible to receive awards under the 2019 Plan. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock or cash-based awards and dividend equivalents to eligible individuals.
At the Company’s 2022 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the 2019 Plan by 1.5 million shares. As of December 31, 2022, there were 6.0 million shares available for issuance under the 2019 Plan.
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
In February 2022, the Compensation Committee of the Company’s Board of Directors certified the results against the 2021 Performance Targets and awarded 97% of PSOs subject to the four-year services condition. As such, 25% of the awarded shares of the PSOs were vested on that date, and the remaining 75% of the shares of common stock will vest in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. Stock-based compensation expense of $3.6 million and $6.3 million was recognized for the years ended December 31, 2022 and 2021, respectively, related to these awards. Also, in February 2022, the Compensation Committee granted PSOs exercisable for up to an aggregate of 0.7 million shares of common stock to certain Company executives with a grant date exercise price of $55.96 per share, using the same plan design as 2021 but with 2022 annual corporate financial targets for bookings and non-GAAP net operating income (collectively, the “2022 Performance Targets”).

In February 2023, the Compensation Committee of the Company’s Board of Directors certified the results against the 2022 Performance Targets and awarded 100% of PSOs subject to the four-year service condition. As such, 25% of the awarded shares of the PSOs were vested on that date, and the remaining 75% of the shares of common stock will vest in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. Stock-based compensation expense of $10.1 million was recognized for the year ended December 31, 2022 related to these awards.

The following table summarizes the stock option activity under the Company’s equity incentive plans (in thousands, except per share data):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise Price	Life	Intrinsic
Stock Options	Shares	Per Share	(in years)	Value (1)
Outstanding as of December 31, 2021	6,648	$17.46
Granted	2,423	56.04
Exercised	(721)	9.28
Canceled	(63)	35.74
Outstanding as of December 31, 2022	8,287	$29.31	7.5	$325,828
Vested and expected to vest as of December 31, 2022	8,028	$28.64	7.4	$321,015
Options exercisable as of December 31, 2022	4,010	$14.04	6.1	$218,143

(1) Amounts represent the difference between the exercise price and the fair market value of common stock at December 31, 2022 of $68.43 per share for all “in-the-money” options outstanding.
During the years ended December 31, 2022, 2021 and 2020, total intrinsic value of stock options exercised was $31.0 million, $59.6 million and $6.7 million, respectively. Cash received from employee stock option exercises in 2022, 2021 and 2020 was $6.7 million, $11.2 million and $0.9 million, respectively.
Employee Stock Purchase Plans
The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation subject to certain Internal Revenue Code limitations. In addition, participants may purchase up to 2,000 shares of common stock in each offering period.
The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. At the Company’s 2022 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the ESPP by 1.3 million shares. The total shares authorized for issuance under the ESPP increased from 11.1 million shares to 12.4 million shares. As of December 31, 2022, there were 4.7 million shares available for issuance under the ESPP. During the year ended December 31, 2022, 0.2 million shares were purchased under the ESPP. As of December 31, 2022, unrecognized stock-based compensation expense of $0.4 million related to the ESPP is expected to be recognized over a remaining service period of 0.1 years.
The NQ ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their eligible compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. Beginning in the second quarter of 2022, the NQ ESPP provides quarterly offering periods from May 8th through August 7th, August 8th through November 7th, November 8th through February 7th and February 8th through May 7th of each year. A transition period began on May 15th and ended on August 7th. At the Company’s 2022 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the NQ ESPP by 0.8 million shares. The maximum number of shares of common stock currently authorized for issuance under the NQ ESPP is 6.3 million shares, with a maximum of 0.3 million shares allocated per purchase period. As of December 31, 2022, there were 3.0 million shares available for issuance under the NQ ESPP, including the stockholder-approved 0.8 million share increase. During the year ended December 31, 2022, 0.6 million shares were purchased and issued. As of December 31, 2022, unrecognized stock-based compensation expense of $9.3 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 0.8 years.

Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of revenue:
Products	$1,666	$790	$575
Services	1,034	668	450
Sales and marketing	12,001	6,728	4,273
Research and development	12,165	6,769	4,736
General and administrative	17,960	9,275	3,926
	$44,826	$24,230	$13,960
Income tax benefits recognized	$11,501	$16,929	$—
The following table summarizes the weighted-average grant date fair values of the Company’s stock-based awards granted in the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Stock options	$31.86	$26.55	$8.55
ESPP	$18.51	$12.93	$5.52
NQ ESPP	$52.91	$55.50	$19.40
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
(iii)Expected dividend yield – The assumption is zero based on the Company’s history of not paying dividends and no future expectations of dividend payouts.
(iv)Risk-free interest rate – Based on the U.S. Treasury yield curve in effect at the time of grant with maturities approximating the grant’s expected life.
The following table summarizes the weighted-average assumptions used in estimating the grant-date fair value of stock options and of each employee’s purchase right under the ESPP in the periods indicated:

	Years Ended December 31,
Stock Options	2022	2021	2020
Expected volatility	58%	56%	53%
Expected life (years)	6.1	6.0	6.1
Risk-free interest rate	3.15%	1.11%	0.48%

	Years Ended December 31,
ESPP	2022	2021	2020
Expected volatility	62%	63%	70%
Expected life (years)	0.5	0.5	0.4
Risk-free interest rate	2.16%	0.05%	0.12%

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
As of December 31, 2022, unrecognized stock-based compensation expense by award type, net of estimated forfeitures, and their expected weighted-average recognition periods are summarized in the following table (in thousands).

	Stock Option	ESPPs
Unrecognized stock-based compensation expense	$73,095	$9,781
Weighted-average amortization period (in years)	2.3	0.8
The Company expects to recognize stock-based compensation expense of $37.2 million in 2023, $22.0 million in 2024, $16.0 million in 2025 and $7.7 million in 2026.
Shares Reserved for Future Issuance
As of December 31, 2022, the Company had common shares reserved for future issuance as follows (in thousands):

Stock options outstanding	8,287
Shares available for future grant under 2019 Plan	5,986
Shares available for future issuance under ESPP	4,712
Shares available for future issuance under NQ ESPP	3,043
22,028
7. Employee Benefit Plan
The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company, at the discretion of the Board of Directors, may make additional matching contributions on behalf of the participants. The Company made matching contributions totaling $4.1 million, $3.2 million and $2.7 million in 2022, 2021 and 2020, respectively.
8. Accumulated Other Comprehensive Loss
The table below summarizes the changes in accumulated other comprehensive loss by component:

	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2020	$—	$(191)	$(191)
Other comprehensive income (loss)	(179)	50	(129)
Balance as of December 31, 2021	(179)	(141)	(320)
Other comprehensive loss	(1,521)	(632)	(2,153)
Balance as of December 31, 2022	$(1,700)	$(773)	$(2,473)
Assets and liabilities of the Company’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenue and expenses are translated at the monthly average exchanges rates. These translations result in differences called foreign currency translation adjustments. Realized foreign currency transaction gains or losses were not significant during the years ended December 31, 2022, 2021 and 2020 and are recorded in “Other income (expense), net” in the Company's Consolidated Statements of Comprehensive Income. Realized gains and losses on sales of available-for-sale marketable securities, if any, are reclassified from accumulated other comprehensive loss to “Other income (expense), net” in our Consolidated Statements of Comprehensive Income.

9. Income Taxes
The domestic and foreign components of income before incomes taxes were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Domestic	$51,442	$70,776	$33,777
Foreign	2,600	1,878	507
	$54,042	$72,654	$34,284

Income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$3,671	$—	$—
State	6,555	2,818	285
Foreign	874	438	507
Current income tax	11,100	3,256	792
Deferred:
Federal	6,336	(157,355)	—
State	(4,372)	(11,631)	—
Foreign	(32)	6	8
Deferred income tax	1,932	(168,980)	8
	$13,032	$(165,724)	$800
The differences between the statutory and effective tax rates, expressed as a percentage of net income before income taxes, were as follows:

	Years Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Impact of state taxes	1.4	(15.6)	0.1
Foreign operations	—	(0.2)	0.6
R&D tax credits	(7.4)	1.4	(4.8)
Foreign income inclusion	1.0	—	—
Stock-based compensation	—	(12.8)	(4.1)
Other permanent items	(0.2)	(0.3)	0.6
Tax true-up	—	(0.2)	(0.4)
Valuation allowance	(4.0)	(208.3)	(48.1)
Net operating loss expiration / attribute expiration	5.5	(13.1)	37.4
Base erosion anti-abuse tax	6.8	—	—
	24.1%	(228.1)%	2.3%

The significant components of the Company’s deferred tax assets were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$44,189	$82,672
Tax credit carryforwards	56,717	52,538
Accruals and reserves	11,679	10,302
Deferred revenue	13,156	11,351
Stock-based compensation	7,417	4,921
Capitalized R&D	67,932	38,842
Gross deferred tax assets	201,090	200,626
Valuation allowance	(29,914)	(29,236)
Total deferred tax assets	171,176	171,390
Deferred tax liabilities:
Fixed assets	(2,648)	(1,511)
Intangible assets	(1,497)	(917)
Total deferred tax liabilities	(4,145)	(2,428)
	$167,031	$168,962

All deferred taxes, along with any related valuation allowance, are classified in the Consolidated Balance Sheet as long-term.
A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized. At each reporting period, the Company assesses the estimated future realizability of the gross carrying value of its deferred tax assets. The Company’s periodic assessments take into consideration both positive evidence (future profitability projections for example and recent financial performance) and negative evidence (historical financial performance for example) as it relates to evaluating the future recoverability of its deferred tax assets. During 2021, the Company released its valuation allowance for federal and state (with the exception of California) deferred tax assets that are more likely than not to be realized, primarily as a result of actual and projected increases in U.S. profitability in the current and future periods. In performing its analysis, the Company used the most updated plans and estimates that it currently uses to manage the underlying business and calculated the ability to utilize its deferred tax assets. The valuation allowance increased by $0.7 million from 2021 to 2022. The Company continues to maintain a valuation allowance of $29.9 million on certain U.S. federal and state deferred tax assets that the Company believes are not more likely than not to be realized in future periods.
As of December 31, 2022, the Company had U.S. federal and state net operating losses of approximately $205.2 million and $24.0 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates through 2039 if not utilized. The state net operating loss carryforwards will expire at various dates through 2039 if not utilized. Additionally, the Company has U.S. federal, California and other U.S. states research and development credits of approximately $40.7 million, $47.0 million and $2.7 million as of December 31, 2022, respectively. The U.S. federal research and development credits have begun to expire in 2022 and will continue to expire at various dates through 2042. The California research and development credits have no expiration date. The credits related to other various U.S. states have begun to expire and will continue to expire at various dates through 2036.
Uncertain Tax Positions
ASC 740, “Income Taxes,” prescribes a recognition threshold and measurement attribute to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The standard requires the Company to recognize the financial statement effects of an uncertain tax position when it is more likely than not that such position will be sustained upon audit. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively, in its Consolidated Statements of Comprehensive Income.

The following table reconciles the Company’s unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2022	2021
Balance at beginning of year	$25,992	$23,516
Reduction for tax positions related to prior year	(905)	(1,427)
Additions for tax positions related to prior year	1,232	1,947
Additions for tax positions related to current year	2,896	1,956
Balance at end of year	$29,215	$25,992
As of December 31, 2022 and 2021, the Company had unrecognized tax benefits of $29.2 million and $26.0 million, respectively, $15.3 million of which would affect the Company’s effective tax rate if recognized. There were no accrued interest or penalties for uncertain income tax as of December 31, 2022.
The Company files tax returns in the United States and various state jurisdictions, China, India and the United Kingdom. The tax years 2000 through 2021 remain open and subject to examination by the appropriate governmental agencies due to tax attribute carryforwards.
10. Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net income	$41,010	$238,378	$33,484
Denominator:
Weighted-average common shares — basic	65,058	63,277	59,074
Effect of dilutive potential common shares	3,853	4,579	2,924
Weighted-average common shares — diluted	68,911	67,856	61,998

Basic net income per common share	$0.63	$3.77	$0.57
Diluted net income per common share	$0.60	$3.51	$0.54
Potentially dilutive shares excluded, weighted-average	1,758	1,006	753
Unvested restricted stock awards are included in the calculation of basic weighted-average shares because such shares are participating securities; however, the impact was immaterial.
Potentially dilutive shares have been excluded from the computation of diluted net income per common share when their effect is antidilutive. These antidilutive shares were primarily from stock options.
11. Revenue from Contracts with Customers
The Company develops, markets and sells a broadband platform and managed services, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. The Company’s chief operating decision maker is the Company’s Chief Executive Officer, who reviews financial information presented on a Company-wide basis, for purposes of allocating resources and evaluating financial performance.

Geographic Information:
The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Years Ended December 31,
	2022	2021	2020
United States	$786,802	$565,964	$473,779
Americas excluding U.S.	41,892	45,719	27,802
Europe	26,916	45,879	22,925
Middle East & Africa	10,885	19,018	14,075
Asia Pacific	1,332	2,814	2,658
	$867,827	$679,394	$541,239
The Company’s property and equipment, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	December 31,
	2022	2021
United States	$21,785	$19,900
China	3,220	1,840
India	829	43
	$25,834	$21,783
Contract Asset
The primary contract asset is revenue recognized on professional services contracts where the services are transferred to the customer over time, which has yet to be billed, and is classified to remaining performance obligations within accounts receivable. Amounts are billed in accordance with the agreed-upon contractual terms. The balance as of December 31, 2022 was $2.3 million of which the Company expects to bill 81% of the balance during 2023. The balance as of December 31, 2021 was $1.7 million of which $0.3 million remained in the Company's Consolidated Balance Sheet at December 31, 2022. The increase in the contract asset was driven by the timing and volume of professional services contracts.
Contract Liability
Deferred revenue was $58.6 million and $49.5 million as of December 31, 2022 and 2021, respectively. The increase in deferred revenue of $9.1 million is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations during the year being greater than the $26.8 million of revenue recognized that was included in the deferred revenue balance at the beginning of the year.
Revenue allocated to remaining performance obligations represent contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This amount was $199.0 million as of December 31, 2022, and the Company expects to recognize 35% of such revenue over the next 12 months and the remainder thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of December 31, 2022 and 2021, the unamortized balance of deferred commissions was $11.2 million and $7.4 million, respectively. For the year ended December 31, 2022 the amount of amortization was $4.0 million, compared to $1.4 million for the year ended December 31, 2021. There was no impairment loss in relation to the costs capitalized for either period.
Concentration of Customer Risk
No customer accounted for more than 10% of the Company’s revenue for the years ended December 31, 2022 and 2021. Lumen Technologies, Inc. (formerly CenturyLink, Inc.), the Company’s only greater-than-10%-of-revenue customer, represented 11% of revenue for the year ended December 31, 2020.
One customer represented 11% of the Company’s accounts receivable as of December 31, 2022. Another customer represented 12% of the Company’s accounts receivable as of December 31, 2021.

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, (2013 framework). Based on our evaluation, management has concluded that we maintained effective control over financial reporting as of December 31, 2022 based on the COSO criteria. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
Information required by this Item 10 relating to our directors is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors” and “Director Compensation” and in other applicable sections of the Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, or the Proxy Statement, to be filed within 120 days of the end of the fiscal year covered by this Report. Information required by this Item 10 relating to our officers is incorporated by reference to the information set forth under the captions “Executive Officers” and “Executive Compensation” and in other applicable sections of the Proxy Statement. Information regarding our Section 16 reporting compliance is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
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
3. Exhibits
The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit upon request to: Calix Investor Relations at InvestorRelations@calix.com.

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

Exhibit
Number	Description

10.11
First Amendment to Net Lease Agreement by and between Calix, Inc. and Orchard Parkway San Jose, LLC dated November 14, 2018 (filed as Exhibit 10.30 to Calix's Form 10-K filed with the SEC on March 1, 2019 (File No. 001-34674) and incorporated by reference)

10.12
Second Amendment to Net Lease Agreement by and between Calix, Inc. and Orchard Parkway San Jose, LLC dated December 10, 2020 (filed as Exhibit 10.12 to Calix’s Form 10-K filed with the SEC on February 22, 2021 (File No. 001-34674) and incorporated by reference)

10.13*
Calix, Inc. 2019 Equity Incentive Award Plan (incorporated by reference to Appendix A to the Registrant's definitive proxy statement on Schedule 14A, filed with the SEC on April 1, 2020 (File No. 001-34674))

10.14*
Calix, Inc. 2019 Equity Incentive Award Plan - Form of Notice of Grant of Stock Option and Option Agreement (filed as Exhibit 10.14 to Calix’s Form 10-K filed with the SEC on February 22, 2021 (File No. 001-34674) and incorporated by reference)

10.15*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended May 16, 2019 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on July 25, 2019 (File No. 001-34674) and incorporated by reference)

10.16*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended May 16, 2019 (filed as Exhibit 10.2 to Calix's Form 10-Q filed with the SEC on July 25, 2019 (File No. 001-34674) and incorporated by reference)

10.17*
Amended and Restated Employee Stock Purchase Plan effective April 24, 2020 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on July 21, 2020 (File No. 001-34674) and incorporated by reference)

10.18*
Amended and Restated 2017 Nonqualified Employee Stock Purchase Plan effective April 24, 2020 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on July 21, 2020 (File No. 001-34674) and incorporated by reference)

10.19*
Calix, Inc. Amended and Restated Executive Change in Control and Severance Plan effective March 26, 2021 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on April 27, 2021 (File No. 001-34674) and incorporated by reference)

10.20*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended February 11, 2021 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on April 27, 2021 (File No. 001-34674) and incorporated by reference)

10.21*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended February 11, 2021 (filed as Exhibit 10.3 to Calix’s Form 10-Q filed with the SEC on July 27, 2021 (File No. 001-34674) and incorporated by reference)

10.22*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended August 11, 2021 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on October 26, 2021 (File No. 001-34674) and incorporated by reference)

10.23*
Second Amendment to Letter Agreement between Calix, Inc. and Michael Weening dated August 11, 2021 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on October 26, 2021 (File No. 001-34674) and incorporated by reference)

10.24*
Promotion Letter between Calix, Inc. and Michael Weening dated September 30, 2022 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on October 25, 2022 (File No. 001-34674) and incorporated by reference)

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

Calix, Inc. (Registrant)

Dated:	February 21, 2023	By:	/s/ Michael Weening
Michael Weening
President and Chief Executive Officer (Principal Executive Officer)

Dated:	February 21, 2023	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Michael Weening and Cory Sindelar, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2023.

Signature	Title	Date

/s/ Michael Weening	President and Chief Executive Officer (Principal Executive Officer)	February 21, 2023
Michael Weening

/s/ Cory Sindelar	Chief Financial Officer (Principal Financial Officer)	February 21, 2023
Cory Sindelar

/s/ Carl Russo	Chairman of the Board of Directors	February 21, 2023
Carl Russo

/s/ Don Listwin	Lead Independent Director	February 21, 2023
Don Listwin

/s/ Christopher Bowick	Director	February 21, 2023
Christopher Bowick

/s/ Kathy Crusco	Director	February 21, 2023
Kathy Crusco

/s/ Michael Everett	Director	February 21, 2023
Michael Everett

/s/ Eleanor Fields	Director	February 21, 2023
Eleanor Fields

/s/ Kira Makagon	Director	February 21, 2023
Kira Makagon

/s/ Rajatish Mukherjee	Director	February 21, 2023
Rajatish Mukherjee

/s/ Kevin Peters	Director	February 21, 2023
Kevin Peters