Form 10-Q
period 2023-04-01
CALIX, INC
filed 2023-04-24
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of April 17, 2023, there were 66,244,076 shares of the Registrant’s common stock, par value $0.025, outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 1, 2023	December 31, 2022
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$94,186	$79,073
Marketable securities	162,864	162,642
Accounts receivable, net	92,209	93,804
Inventory	156,513	149,160
Prepaid expenses and other current assets	70,302	62,691
Total current assets	576,074	547,370
Property and equipment, net	27,419	25,834
Right-of-use operating leases	10,060	9,283
Deferred tax assets	167,918	167,031
Goodwill	116,175	116,175
Other assets	17,181	19,142
	$914,827	$884,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,376	$41,407
Accrued liabilities	80,838	90,474
Deferred revenue	44,497	33,541
Total current liabilities	160,711	165,422
Long-term portion of deferred revenue	25,121	25,072
Operating leases	8,825	8,442
Other long-term liabilities	2,331	6,332
Total liabilities	196,988	205,268
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of April 1, 2023 and December 31, 2022	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 66,244 shares issued and outstanding as of April 1, 2023, and 65,735 shares issued and outstanding as of December 31, 2022	1,656	1,644
Additional paid-in capital	1,097,596	1,070,100
Accumulated other comprehensive loss	(1,307)	(2,473)
Accumulated deficit	(380,106)	(389,704)
Total stockholders’ equity	717,839	679,567
	$914,827	$884,835
See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022

Revenue	$250,008	$184,948
Cost of revenue	121,957	93,156
Gross profit	128,051	91,792
Operating expenses:
Sales and marketing	51,865	36,091
Research and development	43,173	29,817
General and administrative	23,077	16,031
Total operating expenses	118,115	81,939
Operating income	9,936	9,853
Interest income and other expense, net:
Interest income, net	1,640	35
Other expense, net	(167)	(68)
Total interest income and other expense, net	1,473	(33)
Income before income taxes	11,409	9,820
Income taxes	1,811	1,701
Net income	$9,598	$8,119
Net income per common share:
Basic	$0.15	$0.13
Diluted	$0.14	$0.12
Weighted-average number of shares used to compute
net income per common share:
Basic	66,044	64,489
Diluted	69,708	68,405

Net income	$9,598	$8,119
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	1,064	(1,161)
Foreign currency translation adjustments, net	102	(71)
Total other comprehensive income, net of tax	1,166	(1,232)
Comprehensive income	$10,764	$6,887

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	65,735	$1,644	$1,070,100	$(2,473)	$(389,704)	$679,567
Stock-based compensation	—	—	16,220	—	—	16,220
Issuance of common stock under equity incentive plans, net of forfeitures	534	13	12,458	—	—	12,471
Repurchases of common stock	(25)	(1)	(1,182)	—	—	(1,183)
Net income	—	—	—	—	9,598	9,598
Other comprehensive income	—	—	—	1,166	—	1,166
Balance as of April 1, 2023	66,244	$1,656	$1,097,596	$(1,307)	$(380,106)	$717,839

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	64,274	$1,607	$997,855	$(320)	$(430,714)	$568,428
Stock-based compensation	—	—	10,467	—	—	10,467
Issuance of common stock under equity incentive plans, net of forfeitures	338	9	6,014	—	—	6,023
Net income	—	—	—	—	8,119	8,119
Other comprehensive loss	—	—	—	(1,232)	—	(1,232)
Balance as of April 2, 2022	64,612	$1,616	$1,014,336	$(1,552)	$(422,595)	$591,805

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Operating activities:
Net income	$9,598	$8,119
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	16,220	10,467
Depreciation and amortization	3,723	3,943
Deferred income taxes	(681)	277
Net accretion of available-for-sale securities	(708)	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,595	(2,733)
Inventory	(7,353)	(16,137)
Prepaid expenses and other assets	(7,083)	(6,738)
Accounts payable	(5,899)	8,186
Accrued liabilities	(8,688)	802
Deferred revenue	11,005	3,956
Other long-term liabilities	(3,617)	(2,777)
Net cash provided by operating activities	8,112	7,365
Investing activities
Purchases of property and equipment	(4,618)	(3,231)
Purchases of marketable securities	(54,908)	(73,034)
Maturities of marketable securities	56,248	56,119
Net cash used in investing activities	(3,278)	(20,146)
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	12,471	6,023
Repurchases of common stock	(1,183)	—
Payments related to financing arrangements	(1,066)	(137)
Net cash provided by financing activities	10,222	5,886
Effect of exchange rate changes on cash and cash equivalents	57	(69)
Net increase (decrease) in cash and cash equivalents	15,113	(6,964)
Cash and cash equivalents at beginning of period	79,073	51,333
Cash and cash equivalents at end of period	$94,186	$44,369

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from the audited financial statements at that date.
The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first quarter ending on the Saturday closest to March 31st. As a result, the Company had one less day in the three months ended April 1, 2023 than for the three months ended April 2, 2022. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s significant accounting policies did not change during the three months ended April 1, 2023.
Newly Adopted Accounting Standard
The Company did not adopt any new accounting standards during the three months ended April 1, 2023 that were significant to the Company.

Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the three months ended April 1, 2023 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that are significant or potentially significant to the Company.

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
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive loss in the stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as other expense, net. There were no realized gains and losses for the three months ended April 1, 2023 and April 2, 2022, respectively.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	April 1, 2023	December 31, 2022
Cash and cash equivalents:
Cash	$51,134	$39,189
Commercial paper	31,482	33,199
Money market funds	6,249	555
U.S. government agency securities	5,072	—
Corporate debt securities	249	140
U.S. government securities	—	5,990
Total cash and cash equivalents	94,186	79,073
Marketable securities:
U.S. government securities	96,545	106,750
U.S. government agency securities	31,727	23,632
Commercial paper	31,404	28,992
Corporate debt securities	3,188	3,168
Municipal securities	—	100
Total marketable securities	162,864	162,642
	$257,050	$241,715
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities.

The amortized cost and fair value of marketable securities were as follows (in thousands):

As of April 1, 2023	Amortized Cost	Gross Unrealized Gains/(Losses)	Fair Value
U.S. government securities	$97,240	$(695)	$96,545
Commercial paper	62,933	(47)	62,886
U.S. government agency securities	36,914	(115)	36,799
Corporate debt securities	3,423	14	3,437
Total marketable securities	$200,510	$(843)	$199,667

As of December 31, 2022	Amortized Cost	Gross Unrealized Losses	Fair Value
U.S. government securities	$114,119	$(1,379)	$112,740
Commercial paper	62,262	(71)	62,191
U.S. government agency securities	23,876	(244)	23,632
Corporate debt securities	3,312	(4)	3,308
Municipal securities	101	(1)	100
Total marketable securities	$203,670	$(1,699)	$201,971
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

The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of April 1, 2023	Level 1	Level 2	Total
Money market funds	$6,249	$—	$6,249
U.S. government securities	96,545	—	96,545
Commercial paper	—	62,886	62,886
U.S. government agency securities	—	36,799	36,799
Corporate debt securities	—	3,437	3,437
	$102,794	$103,122	$205,916

As of December 31, 2022	Level 1	Level 2	Total
Money market funds	$555	$—	$555
U.S. government securities	112,740	—	112,740
Commercial paper	—	62,191	62,191
U.S. government agency securities	—	23,632	23,632
Corporate debt securities	—	3,308	3,308
Municipal securities	—	100	100
	$113,295	$89,231	$202,526
5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	April 1, 2023	December 31, 2022
Accounts receivable	$92,481	$94,201
Allowance for doubtful accounts	(272)	(397)
	$92,209	$93,804
Inventory consisted of the following (in thousands):

	April 1, 2023	December 31, 2022
Raw materials	$696	$640
Finished goods	155,817	148,520
	$156,513	$149,160
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 1, 2023	December 31, 2022
Supplier deposits	$35,422	$39,064
Prepaid expenses and other current assets	34,880	23,627
	$70,302	$62,691
Property and equipment, net consisted of the following (in thousands):

	April 1, 2023	December 31, 2022
Test equipment	$46,591	$44,106
Computer equipment	14,041	13,396
Software	10,896	10,389
Leasehold improvements	1,733	1,730
Furniture and fixtures	1,178	1,153
Total	74,439	70,774
Accumulated depreciation and amortization	(47,020)	(44,940)
	$27,419	$25,834

Accrued liabilities consisted of the following (in thousands):

	April 1, 2023	December 31, 2022
Compensation and related benefits	$16,821	$27,813
Component inventory held by suppliers	11,360	10,280
Revenue share payments	10,490	7,210
Professional and consulting fees	8,889	7,307
Taxes payable	6,451	4,581
Current portion of warranty and retrofit	6,216	6,377
Customer advances or rebates	4,515	5,653
Operating leases	4,131	3,949
Product returns	2,554	2,961
Insurance	2,139	1,785
Freight	1,442	3,649
Business events	—	3,167
Other	5,830	5,742
	$80,838	$90,474

Changes in the Company’s accrued warranty and retrofit liability were as follows (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Balance at beginning of period	$8,386	$9,594
Accruals for product warranty and retrofit	1,016	527
Cost of warranty and retrofit claims	(957)	(551)
Balance at end of period	$8,445	$9,570
In March 2018, and as amended in December 2020, the Company entered into an agreement with a vendor to develop a certain software product and related enhancements pursuant to which the Company is obligated to make revenue-share payments under the program, subject to aggregate fixed revenue-share payments of $15.8 million. The payments are based on a revenue-share rate applied to revenue from the developed-product and the corresponding hardware sales through March 2024. If the minimum revenue-share payments are not achieved by the end of that period, a true-up payment will be due. As of April 1, 2023, the liability, including accrued interest, was $10.5 million, which is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2022, the liability, including accrued interest, was $11.4 million, of which $7.2 million was included in “Accrued liabilities” and $4.2 million in “Other long-term liabilities.”
6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of April 1, 2023 (in thousands):

Period	Future Minimum Lease Payments
Remainder of 2023	$3,586
2024	4,607
2025	4,104
2026	1,113
2027 and thereafter	745
Total future minimum lease payments	14,155
Less imputed interest	(1,199)
$12,956

As of April 1, 2023, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$4,131
Operating leases	8,825
$12,956
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $6.7 million and are included in the table above.
The weighted average discount rate for the Company’s operating leases as of April 1, 2023 was 5.8%. The weighted average remaining lease term as of April 1, 2023 was 3.2 years.
Total rent expense of the Company was $1.2 million and $1.1 million for the three months ended April 1, 2023 and April 2, 2022, respectively. Cash paid within operating cash flows for operating leases was $1.2 million and $1.1 million for the three months ended April 1, 2023 and April 2, 2022, respectively.
Purchase Commitments
The Company’s suppliers, including contract manufacturers (“CMs”) and original design manufacturers (“ODMs”), place orders for certain component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs and ODMs. The Company places purchase orders with its CMs and ODMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the finished goods inventory. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. As of April 1, 2023 and December 31, 2022, the Company had approximately $305.7 million and $340.6 million, respectively, of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs, within one to two years.
The Company has from time to time, and subject to certain conditions, reimbursed certain suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $11.4 million and $10.3 million as of April 1, 2023 and December 31, 2022, respectively. The Company records the related charges in cost of revenue in its Condensed Consolidated Statements of Comprehensive Income.
Litigation
From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. The Company is not currently a party to any legal proceeding that, if determined adversely to the Company, in management’s opinion, is currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole.
7. Stockholders’ Equity
2019 Equity Incentive Award Plan
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, are eligible to receive awards under the 2019 Equity Incentive Award Plan (“the 2019 Plan”). The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards and dividend equivalents to eligible individuals. As of April 1, 2023, there were 4.4 million shares available for issuance under the 2019 Plan.

During the three months ended April 1, 2023, stock option awards exercisable for up to an aggregate of 0.4 million shares of common stock were granted with a grant date weighted-average exercise price of $51.77 per share. These stock option awards vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter over an additional three years.
In February 2023, performance-based stock option awards exercisable for up to an aggregate of 1.2 million shares of common stock were granted to certain Company executives with a grant date exercise price of $51.57 per share. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net operating income for 2023 (collectively, the “2023 Performance Targets”) during the one-year performance period. These performance-based stock option awards will vest, subject to certification by the Compensation Committee of the Company’s Board of Directors upon the achievement of the 2023 Performance Targets, as to 25% of the shares of common stock earned on the one year anniversary of the date of grant, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. If the non-GAAP net operating income target and the bookings target are each achieved below 80% of target, no shares would be awarded, and the performance-based stock option awards would be forfeited in full. If either target is achieved at the minimum threshold of 80% of target, then the shares are awarded at 50% of the granted shares, with an increasing percentage of shares awarded above the minimum thresholds up to 125% of the granted shares for each target. Each target result is then weighted by 50% and the combined total determines the percent of target shares. The maximum combined award is 100%. The probability of meeting the performance conditions related to these performance-based stock option awards was assessed to be probable as of April 1, 2023, and stock-based compensation expense of $2.5 million was recognized for the three months ended April 1, 2023.
During the three months ended April 1, 2023, shares of common stock of 0.2 million were issued pursuant to the exercise of stock options at a weighted-average exercise price of $12.09 per share. As of April 1, 2023, unrecognized stock-based compensation expense of $105.1 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.3 years.
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
The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of April 1, 2023, there were 4.6 million shares available for issuance under the ESPP. During the three months ended April 1, 2023, 0.1 million shares were purchased under the ESPP. As of April 1, 2023, unrecognized stock-based compensation expense of $1.0 million related to the ESPP is expected to be recognized over a remaining service period of 0.4 years.
The NQ ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their eligible recurring compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The NQ ESPP provides quarterly offering periods from February 8th through May 7th, May 8th through August 7th, August 8th through November 7th and November 8th through February 7th of each year, with a maximum of 0.25 million shares allocated per purchase period. As of April 1, 2023, there were 2.9 million shares available for issuance under the NQ ESPP. During the three months ended April 1, 2023, 0.2 million shares were purchased and issued. As of April 1, 2023, unrecognized stock-based compensation expense of $10.9 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 0.8 years.

Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Cost of revenue	$800	$615
Sales and marketing	4,432	2,482
Research and development	4,312	3,745
General and administrative	6,676	3,625
	$16,220	$10,467
Income tax benefit recognized	$4,153	$3,581
Stock Repurchase Program
In July 2022, the Company’s Board of Directors authorized a one-year stock repurchase program for up to $100 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases depends on prevailing stock prices, general economic and market conditions, and other considerations consistent with the Company’s capital allocation strategy. The repurchase program does not obligate the Company to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of April 1, 2023, the remaining authorized amount for stock repurchases under this program was $98.8 million.
A summary of the stock repurchase activity under the repurchase program for the three months ended April 1, 2023 is as follows (in thousands, except per share amounts):

Aggregate purchase price	$1,183
Shares repurchased	25
Average price paid per share	$48.05
8. Revenue from Contracts with Customers
The Company develops, markets and sells a broadband platform and managed services, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is a single reporting segment and operating unit structure. The Company’s chief operating decision maker is the Company’s Chief Executive Officer, who reviews financial information presented on a Company-wide basis, for purposes of allocating resources and evaluating financial performance.
The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
United States	$227,939	$165,631
Europe	12,368	6,573
Americas ex U.S.	7,538	8,871
Middle East & Africa	1,773	3,617
Asia Pacific	390	256
	$250,008	$184,948
Contract Asset
Contract assets include amounts recognized as revenue prior to the Company’s contractual right to bill the customer. Amounts are billed in accordance with the agreed-upon contractual terms. The closing balance as of April 1, 2023 was $5.5 million of which the Company expects to bill 77% of the balance during the remainder of 2023. The contract asset balance may fluctuate depending on the timing of fulfilling the related performance obligations with the Company's customers.

Contract Liability
Deferred revenue was $69.6 million and $58.6 million as of April 1, 2023 and December 31, 2022, respectively. The increase in the deferred revenue balance for the three months ended April 1, 2023 is driven by cash payments received or due in advance of satisfying the Company’s performance obligations and balances reclassified to contract asset during the period offset by $13.0 million of revenue recognized that was included in the deferred revenue balance at the beginning of the period.
Revenue allocated to remaining performance obligations (“RPOs”) represents contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods but excludes variable consideration where the monthly invoicing is based on usage or where actual usage exceeds the minimum commitment. RPOs were $206.2 million as of April 1, 2023, and the Company expects to recognize as revenue 37% of this amount over the next 12 months and the remainder thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of April 1, 2023 and December 31, 2022, the unamortized balance of deferred commissions was $10.3 million and $11.2 million, respectively. For the three months ended April 1, 2023 and April 2, 2022, the amount of amortization was $1.3 million and $0.8 million, respectively. There was no impairment loss in relation to the costs capitalized for either period.
Concentration of Customer Risk
No customer accounted for more than 10% of the Company’s revenue for the three months ended April 1, 2023 and April 2, 2022.
Two customers represented more than 10% of the Company’s accounts receivable as of April 1, 2023, and were 12% and 11%, respectively. One customer represented 11% of the Company’s accounts receivable as of December 31, 2022.
9. Income Taxes
The following table presents income taxes and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended
	April 1, 2023	April 2, 2022
Income before income taxes	$11,409	$9,820
Income taxes	$1,811	$1,701
Effective tax rate	15.9%	17.3%
The Company’s income taxes for the three months ended April 1, 2023 and April 2, 2022 were determined using an estimated effective tax rate adjusted for discrete items that occurred during the respective periods. The Company’s effective tax rate for the three months ended April 1, 2023 and April 2, 2022 differed from the statutory federal corporate tax rate of 21% primarily due to state taxes, the inclusion of income from certain foreign operations and the effect of non-deductible stock-based compensation for executive officers offset by U.S. federal research tax credits and excess tax benefits from stock-based compensation.
The Company has net deferred tax assets that have arisen primarily as a result of temporary differences, net operating loss carryforwards, capitalized research and development costs and tax credits. The Company’s ability to realize a deferred tax asset is based on its ability to generate sufficient future taxable income within the applicable carryforward period and subject to any applicable limitations. Management believes that it is more likely than not we will utilize a significant portion of our deferred tax assets.
The Company maintained a valuation allowance of $29.9 million on certain U.S. federal and state deferred tax assets that the Company believes are not more likely than not to be realized in future periods.
The Company considered scheduled reversals of deferred tax liabilities, historic profitability, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which its deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates, or if the Company decides to adjust these estimates in the future periods, further adjustments to its valuation allowance may be recorded, which could materially impact the Company’s financial position and net income in the period of the adjustment.

10. Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	April 1, 2023	April 2, 2022
Numerator:
Net income	$9,598	$8,119
Denominator:
Weighted-average common shares outstanding used to compute basic net income per share	66,044	64,489
Effect of dilutive common stock equivalents	3,664	3,916
Weighted-average common shares outstanding used to compute diluted net income per share	69,708	68,405
Net income per common share:
Basic net income per common share	$0.15	$0.13
Diluted net income per common share	$0.14	$0.12
Potentially dilutive shares excluded, weighted average	3,023	1,231
Potentially dilutive shares have been excluded from the computation of diluted net income per common share when their effect is antidilutive. These antidilutive shares were from stock options.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue or other financial items, any statement of or concerning the following: the plans and objectives of management for future operations, proposed new products or licensing, product development, anticipated customer demand or capital expenditures, anticipated growth and trends in our business and industry, future economic and/or market conditions or performance and assumptions underlying any of the above. In some cases, forward-looking statements can be identified by the use of terminology such as “could,” “may,” “will,” “would,” “expects,” “believes,” “intends,” “plans,” “anticipates,” “estimates,” “projects,” “predicts,” “potential,” or “continue” or the negative thereof or other comparable terminology. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including those identified in the Risk Factors discussed in Part II, Item 1A, of this report on Form 10-Q, as well as in other sections of this report and in our Annual Report on Form 10-K for the year ended December 31, 2022. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
Overview
We are the leading global provider of a broadband delivery platform (cloud, software and systems) and managed services that enable service providers of all types and sizes to innovate and transform their businesses. For our customers to successfully transform their businesses into the innovative BSPs of the future, they require actionable data for critical business functions such as network operations, customer support and marketing. However, this data is often trapped in disparate systems or departmental silos. Our Calix platform, which includes Calix Cloud, Revenue EDGE and Intelligent Access EDGE, gathers, analyzes and applies machine learning to deliver real-time insights seamlessly to each key business function. Our customers utilize these insights and data to simplify network operations, marketing and customer support and deliver experiences that excite their subscribers. This enables BSPs to grow their brand through increased subscriber acquisition, loyalty and revenue and to reduce their operating costs, creating value for their businesses and the communities they serve.
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
Revenue fluctuations result from many factors, including, but not limited to: increases or decreases in customer orders for our products and services, market, financial or other factors that may delay or materially impact customer purchasing decisions, non-availability of products due to supply chain challenges, including component and labor shortages and increasing lead times as well as disruptions as a result of pandemics or natural disasters, contractual terms with customers that result in delayed revenue recognition and varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers have in the past spent less in the first quarter as they are finalizing their annual budgets, and in certain regions, customers are challenged by winter weather conditions that inhibit fiber deployment in outside infrastructure. Our revenue is also dependent upon our customers’ timing of purchases, capital expenditure plans and decisions to upgrade their networks or adopt new technologies, including adoption of our software and cloud platform solutions, as well as our ability to grow our customer base.
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue for the three months ended April 1, 2023, and that we expect will impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, including higher costs due to materials shortages including components, supply constraints or unfavorable changes in trade policies, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty and incurrence of retrofit costs, amortization of intangibles, asset write-offs, support fees for silicon-related development work for our products, allowances for obligations to our suppliers and inventory write-downs. Given the ongoing supply-chain disruptions related to component shortages, longer lead times as a result of increased global demand for certain components and disruptions related to the COVID-19 pandemic, we have experienced and, while improving, are continuing to experience product supply delays and related challenges, and we expect these delays and related challenges to persist in the foreseeable future. In addition, we periodically elect to ship by air versus by ocean in order to meet delivery commitments to our customers, which is more costly. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
Our gross profit and gross margin fluctuate based on timing of factors such as changes in customer mix and changes in the mix of products demanded and sold (and any related write-downs of existing inventory or accrual for supplier commitments) and have in the past been and may be negatively impacted by increases in mix of revenue from channel sales rather than direct sales or other unfavorable customer or product mix, shipment volumes and any related volume discounts, changes in our product and services costs, pricing decreases or discounts, new product introductions or upgrades to existing products, customer rebates and incentive programs due to competitive pressure or materials shortages, supply constraints, investments to support expansion of cloud and customer support offerings, tariffs or unfavorable changes in trade policies.
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
Our critical accounting policies and estimates, which are revenue recognition, inventory valuation and supplier purchase commitments and income taxes, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022. For the three months ended April 1, 2023, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the three months ended April 1, 2023 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2022 that are significant or potentially significant to us.
Results of Operations
Comparison of the Three Months Ended April 1, 2023 and April 2, 2022
Revenue
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022	Variance in Dollars	Variance in Percent
Revenue	$250,008	$184,948	$65,060	35%
Our revenue increased by $65.1 million for the three months ended April 1, 2023, respectively, as compared to the corresponding period in 2022. The increase in revenue was primarily due to higher revenue from our growing base of small and medium BSP customers and the continuation of BSPs seeking to provide their subscribers a better experience by adopting our platform and managed services. During the second half of 2022, we added a new medium-sized customer that began to receive significant shipments during the second half of 2022 and the three months ended April 1, 2023.
For the three months ended April 1, 2023, revenue generated in the United States was $227.9 million, or 91% of our revenue, compared to $165.6 million, or 90% of our revenue for the same period in 2022. International revenue was $22.1 million, or 9% of our revenue, for the three months ended April 1, 2023, as compared to $19.3 million, or 10% of our revenue, for the same period in 2022.
No customer accounted for more than 10% of the Company’s revenue for the three months ended April 1, 2023 and April 2, 2022.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022	Variance in Dollars	Variance in Percent
Gross profit	$128,051	$91,792	$36,259	40%
Gross margin	51.2%	49.6%
Gross profit increased to $128.1 million for the three months ended April 1, 2023, from $91.8 million during the corresponding period in 2022. The increase in gross margin of 160 basis points for the three months ended April 1, 2023 compared to the corresponding period in 2022, was mainly due to the increase in revenue, an increase in contributions from our software and subscription offerings and our overall product mix.
Operating Expenses
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022	Variance in Dollars	Variance in Percent
Sales and marketing expenses	$51,865	$36,091	$15,774	44%
Percent of revenue	21%	20%
Sales and marketing expenses for the three months ended April 1, 2023 increased by $15.8 million compared with the corresponding period in 2022 primarily due to increases in personnel expenses mainly related to sales headcount and higher sales incentive compensation of $10.6 million, stock-based compensation of $1.9 million, travel expenses of $1.4 million and marketing expenses of $0.8 million.
We expect our investments in sales and marketing will increase in absolute dollars, but be relatively consistent as a percentage of revenue, as we extend our market reach and grow our business in support of our key strategic initiatives.
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022	Variance in Dollars	Variance in Percent
Research and development expenses	$43,173	$29,817	$13,356	45%
Percent of revenue	17%	16%
Percentage of gross profit	34%	32%
Research and development expenses for the three months ended April 1, 2023 increased by $13.4 million as compared with the corresponding period in 2022 mainly due to increases in personnel expenses of $8.2 million, outside services of $1.8 million, small equipment expenses of $1.3 million and depreciation and amortization of $0.7 million.

We expect our investments in research and development to increase in absolute dollars, but remain relatively consistent as a percentage of gross profit, as we seek to expand the functionality and capabilities of our platforms.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022	Variance in Dollars	Variance in Percent
General and administrative expenses	$23,077	$16,031	$7,046	44%
Percent of revenue	9%	9%
General and administrative expenses for the three months ended April 1, 2023 increased by $7.0 million as compared with the corresponding period in 2022 mainly due to increases in personnel expenses of $3.3 million, stock-based compensation of $3.1 million and outside services of $0.8 million. We plan to continue to invest in our information technology infrastructure and headcount due to the growth of our business.
We expect our general and administrative investments to increase in absolute dollars but decline slightly as a percentage of revenue over time in relation to increased revenue.
Interest and Other Income (Expense), net
The following table sets forth our interest and other expense, net (dollars in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022	Variance in Dollars	Variance in Percent
Interest and other income (expense), net	$1,473	$(33)	$1,506	4,564%
Percent of revenue	1%	—%
Interest and other income (expense), net increased by $1.5 million as compared with the corresponding period in 2022 mainly due to a higher rate of interest earned on our cash, cash equivalents and marketable securities as well as a growing cash balance.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022	Variance in Dollars	Variance in Percent
Income taxes	$1,811	$1,701	$110	6%
Effective tax rate	15.9%	17.3%
For the three months ended April 1, 2023, our income tax expense was $1.8 million for an effective tax rate of 15.9%, which differed from the statutory rate of 21% primarily due to state taxes, the inclusion of income from certain foreign operations and the effect of non-deductible stock-based compensation for executive officers offset by U.S. federal research tax credits and excess tax benefits from stock-based compensation.
Our income taxes may be subject to fluctuation during the year and in future years as new information is obtained. This may affect the assumptions used to estimate the annual effective tax rate, including factors such as actual results differing from our estimates of pre-tax earnings in the various jurisdictions in which we operate, which could impact the recognition of our deferred tax assets, further benefits from stock option exercises, investments in our foreign operations, the recognition or de-recognition of tax benefits related to uncertain tax positions and changes in or the interpretation of tax laws in jurisdictions where we conduct business.
Liquidity and Capital Resources
Historically, we have funded our operations and investing activities primarily through sales of our common stock, cash flow generated from operations and various borrowing arrangements. For the past few years, we have generated cash flow from our operations as our business has grown. As of April 1, 2023, we had cash, cash equivalents and marketable securities of $257.1 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government agency securities and commercial paper.

Operating Activities
Net cash provided by operating activities was $8.1 million for the three months ended April 1, 2023 and consisted of net income of $9.6 million and non-cash charges of $18.6 million offset by cash flow decreases of $20.0 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $16.2 million and depreciation and amortization of $3.7 million.
Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a decrease in accrued liabilities of $12.3 million due to the payout of incentive compensation and payments related to our Calix ConneXions 2022 Customer Success and Innovation conference; an increase in inventory of $7.4 million to improve our responsiveness to our BSPs’ subscriber demand; a decrease in accounts payable of $5.9 million due to the timing of inventory purchases; and an increase in prepaid expenses and other assets of $7.1 million mainly due to the renewal of a software contract and reclassification of contract assets from deferred revenue. These changes were partially offset by a decrease in accounts receivable of $1.6 million due to continued strong shipment linearity and an increase in deferred revenue of $11.0 million primarily due to our platform subscriptions and support contracts and reclassification of contract assets to prepaid expenses and other assets.
Net cash provided by operating activities was $7.4 million for the three months ended April 2, 2022 and consisted of net income of $8.1 million partially offset by non-cash charges of $14.7 million and cash flow decreases of $15.4 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $10.5 million and depreciation and amortization of $3.9 million. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in inventory of $16.1 million to support revenue growth and to mitigate supply chain shortages and disruptions and an increase in accounts receivable of $2.7 million in line with our revenue growth. In addition, there was an increase in prepaid expenses and other assets of $6.7 million mainly due to advanced payments to supply chain partners and a decrease in total accrued liabilities of $2.0 million. These changes were partially offset by an increase in accounts payable of $8.2 million due to increased inventory purchases and an increase in deferred revenue of $4.0 million primarily due to our platform subscriptions and support contracts.
Investing Activity
For the three months ended April 1, 2023, cash used in investing activities of $3.3 million consisted of net purchases of marketable securities of $1.3 million and capital expenditures of $4.6 million, consisting primarily of purchases of test and computer equipment.
For the three months ended April 2, 2022, cash used in investing activities of $20.1 million consisted of net purchases of marketable securities of $16.9 million and capital expenditures of $3.2 million, consisting primarily of purchases of test equipment and computer equipment.
Financing Activities
Net cash provided by financing activities of $10.2 million for the three months ended April 1, 2023 primarily consisted of proceeds from the issuance of common stock related to our equity plans of $12.5 million. This was partially offset by repurchases of common stock of $1.2 million and payments related to a financing arrangement of $1.1 million.
Net cash provided by financing activities of $5.9 million for the three months ended April 2, 2022 primarily consisted of proceeds from the issuance of common stock related to our equity plans.
Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, normal recurring trade payables, compensation-related and expense accruals, operating leases and revenue-share obligations. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. Furthermore, in July 2022, our Board of Directors authorized a one-year stock repurchase program for up to $100 million of our common stock. During the three months ended April 1, 2023, repurchases of $1.2 million were made under the program. Our stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.
We believe, based on our current operating plan and expected operating cash flows, that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to terminate our repurchase program, limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which may adversely impact our business and potential growth.

Contractual Obligations and Commitments
Our principal commitments as of April 1, 2023 consisted of our contractual obligations under non-cancelable outstanding purchase obligations, operating lease obligations for office space and a revenue share obligation. The following table summarizes our contractual obligations as of April 1, 2023 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$361,680	$244,587	$99,340	$11,394	$6,359
Operating lease obligations (2)	14,155	4,805	7,797	1,553	—
Revenue share obligation (3)	10,743	10,743	—	—	—
	$386,578	$260,135	$107,137	$12,947	$6,359

(1) Represents outstanding purchase commitments to be delivered by our third-party manufacturers or other vendors. See Note 6, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our outstanding purchase commitments related to our third-party manufacturers.
(2) Future minimum operating lease obligations in the table above primarily include payments for our office locations, which expire at various dates through 2028. See Note 6 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our operating leases.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of April 1, 2023, we had cash, cash equivalents and marketable securities of $257.1 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities because of changes in interest rates.
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

	Three Months Ended
	April 1, 2023	April 2, 2022
USD	91%	92%
RMB	5%	6%
INR	2%	—%
GBP	2%	2%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, INR and GBP, our operating expenses for the first three months of 2023 would have decreased or increased by approximately $1.1 million, or approximately 1%.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended April 1, 2023 was a net translation gain of $0.1 million. This gain is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive loss.”
Transaction Exposure
We have certain assets and liabilities, primarily accounts receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain assets denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to two months. As of April 1, 2023, we had no forward contracts outstanding. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other income (expense), net” in our Condensed Consolidated Statements of Comprehensive Income. During the three months ended April 1, 2023, the net loss we recognized related to these foreign exchange assets and liabilities was approximately $0.2 million.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of April 1, 2023, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
ITEM 1A. Risk Factors
We have identified the following additional risks and uncertainties that may affect our business, financial condition and/or results of operations. The risks described below include any material changes to and supersede the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on February 21, 2023. Investors should carefully consider the risks described below, together with the other information set forth in this Quarterly Report on Form 10-Q, before making any investment decision. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
Business and Operational Risks
We face risks associated with being materially dependent upon third-party vendors; certain factors that affect our business as a result of those dependencies have in the past and could continue to disrupt our business and adversely impact our gross margin and results of operations.
We materially depend upon third-party vendors for our complex global supply-chain operations, including for services to develop, design and source components and materials, as well as manufacture, transport and deliver our products. If any of these vendors stop providing their services, for any reason, we would have to obtain similar services from other sources, which may not be available on commercially reasonable terms, if at all. We also have limited control over disruptions that may occur at the facilities of those providers, such as supply interruptions, labor shortages, strikes, shipping backlogs at ports and similar disruptions to transportation infrastructure, design and manufacturing failures, quality control issues, systems failures or even facility closures arising from pandemics or natural disasters. In addition, switching development firms or manufacturers could delay the manufacture and availability of products and/or require us to re-qualify our products with our customers, which would be costly and time-consuming. Any interruption in the development, supply or distribution of our products would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher costs, which would negatively impact our gross margin and operating results and harm our business.
Particular risks associated with management of our global supply chain operations include the following:
•Manufacturing constraints, shortages and other disruptions. We do not have internal manufacturing capabilities and rely solely on a small number of contract manufacturers, or CMs, and original design manufacturers, or ODMs, to manufacture and supply our products. Our business operations and ability to supply our products are highly dependent upon our ability to secure adequate third-party manufacturing capabilities and capacity and to effectively manage those third parties to meet our business needs. Our dependence solely on third-party manufacturers makes us vulnerable to possible supply and capacity constraints and reduces our control over manufacturing disruptions due to component availability, extended lead times delivery schedules, quality, manufacturing yields and increased costs. Some of these risks have occurred from time to time in our business, including recent increases in component costs. If these disruptions and constraints are prolonged, or if these manufacturers do not have the ability or business continuity plans to fulfill their obligations to us, our business could be disrupted. If we cannot effectively manage our vendors or if we fail to invest adequate resources to manage our supply chain operations, our ability to meet customer orders and generate revenue may be negatively impacted. A substantial portion of our manufacturing is done at facilities outside of the U.S., largely in Asia, which presents increased supply risk, including the risk of supply interruptions, delays, shortages or reductions in manufacturing quality or controls. In addition, these supply interruptions, delays and shortages could impair our ability to meet our customer requirements, require us to pay higher prices or incur expedite fees, which would harm our business and negatively impact our gross margin and results of operations. Our international manufacturing also creates risks and uncertainties associated with regulatory changes or government actions such as local business requirements, trade restrictions and tariffs, economic sanctions or related legislation, which may complicate our export and import activities, be disruptive to the operations of our manufacturers and logistics partners or result in higher product and shipping costs and variability of supply. For example, in 2022, substantially all our silicon suppliers had extended their lead times to 52 weeks and increased prices. Prices remain high; however, many silicon suppliers have reduced their lead-times by 10 weeks or more. Manufacturing in Asia further heightens our risk of meeting customer delivery requirements as we rely upon third-party logistics companies to transport and import significant volumes of products to the U.S. where we generate a substantial majority of our revenue. These supply chain risks are further increased by periodic shipping backlogs at ports and similar disruptions to transportation infrastructure.
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
•Limitations on ability to manage third-party risks. Our business with certain third-party manufacturers may represent a relatively small percentage of their revenue. Consequently, our orders may not be given adequate priority if such manufacturers have to allocate limited capacity among competing customers. This could delay supplies of product to us or limit our ability to ramp product volumes within desired timeframes. If any of our manufacturing partners are unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we would have to identify, qualify and select acceptable alternative manufacturers. Having to take the time to qualify new third-party manufacturers could disrupt our ability to maintain continuous supply of product to meet customer requirements. An alternative manufacturer may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality. In addition, we and/or our manufacturers may not be able to negotiate commercially reasonable terms and sufficient quantities of component supplies with component and materials suppliers to meet our manufacturing needs because our purchase volumes may be too low for us to be considered a priority customer for securing supplies, particularly when there are shortages or limited availability of key components and materials. As a result, suppliers could stop selling to us and our manufacturers at commercially reasonable prices, or at all. We have worked to mitigate the cost impact of recent price increases, but those efforts may not be successful. Any such interruption or delay may force us and our manufacturers to seek components or materials from alternative sources, which may not be available, or result in higher prices. Switching suppliers could also force us to redesign our products to accommodate new components and could require us to re-qualify our products with our customers, which would be costly and time consuming. A significant interruption in manufacturing or supply availability for any of these reasons would reduce supply to our customers, which would result in lost revenue and harm our customer relationships.
•Ability to forecast and manage inventory liability with vendors. We have experienced increases in demand from many customers, in part as a result of higher consumer demand for internet services and improved Wi-Fi; in turn, this has resulted in our shipments being delayed. If we underestimate product demand from our customers, our manufacturers may have inadequate component inventory to meet our demand. If we are not able to adequately anticipate demand, this could interrupt our product manufacturing, increase our cost of revenue associated with expedite fees and air freight and/or result in delays or cancellation of customer orders. If we are unable to deliver products timely to our customers, we may lose customer goodwill or our customers may choose to purchase from other vendors, all of which may have a material negative impact on our revenue and operating results. If we overestimate our product demand, our third-party manufacturers may purchase excess components and build excess inventory, and we could be required to pay for these excess parts or products and their storage costs. Long lead times for component supply, which have been magnified by factory closures and shortages due to the COVID-19 pandemic as well as higher demand for certain components, and demand for our products have in the past and are expected to continue to impact our ability to accurately forecast our production requirements. We may incur liabilities for certain component inventory purchases that have been rendered excess or obsolete, which may have an adverse effect on our gross margin, financial condition and results of operations.

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
Our business and results of operations have been, and may continue to be, negatively affected by the COVID-19 pandemic and related impacts on the global economy and supply chain, and the demand for broadband products may not be sustained.
The COVID-19 pandemic and the resulting containment measures caused economic, financial and supply chain disruptions globally, including in most regions in which we sell our products and services and conduct our business operations. Although COVID-19 related containment measures have generally subsided, we continue to manage through sustained shortages of components and materials, including extended lead times and higher supply chain costs, which may have a material negative impact on our ability to supply products to meet customer requirements and could materially adversely affect our business and results of operations. Although demand for our products has been strong as subscribers sought more bandwidth and better Wi-Fi at home for work and entertainment, there are no assurances that the demand for our products will remain strong. For example, BSPs may not invest in our platform or delay infrastructure improvements due to the resulting uncertainty in the global economy. To the extent we experience a renewed or worsening disruption to our business and operations and other adverse residual impacts of a pandemic or further future disruptions, it could have a material adverse effect on our business, results of operations and financial condition.
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
We have a history of fluctuations in our quarterly and annual gross margin and operating results, including fluctuations due to factors outside of our control. Factors that impact variability of our operating results include our ability to predict our revenue and reduce and control our costs, our ability to predict product functions and features desired by our customers, the impact of global economic conditions, our ability to effectively manage our global supply chain operations, our ability to effectively manage third parties upon whom we depend to conduct our business, our customers’ spending patterns and purchasing decisions, the impact of competition, customer adoption of our products, our ability to manage our legal, contractual and regulatory obligations and liabilities, and other risk factors identified in the lead-in to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and in this “Risk Factors” section. Our gross margin is further impacted by customer, geographic and product mix, the impact of competition on our prices, our ability to manage our costs associated with components and materials, excess and obsolescence, expedite fees and logistics-related activities, contractual commitments and other product costs. Fluctuating results make it difficult to predict our future performance and could cause the market price of our stock to decline. We expect to continue to incur significant expenses and cash outlays in connection with our anticipated growth as we expand our business and operations and target new customer opportunities. Given our anticipated growth and the intense competitive pressures we face, we may be unable to adequately control our operating expenses or maintain positive operating income. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the market price of our stock would likely decline.
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
As a global company, our performance is affected by global economic, market and industry conditions (including the current inflationary economic environment, rising interest rates and disruptions related to the banking industry) as well as geopolitical issues and other conditions with global reach. In recent years, concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty make it more difficult for us to manage our operations and accurately forecast revenue, gross margin and operating expenses. Further, adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have led to market-wide liquidity problems. We have no borrowing or deposit exposure to directly impacted institutions and have not experienced an adverse impact to our liquidity or to our business operations, financial condition, or results of operations as a result of these recent events. However, uncertainty may remain over liquidity concerns in the broader financial services industry, and there may be unpredictable impacts to our business and our industry.
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
Since 2020, a number of U.S. states, including California, Colorado, Connecticut, Iowa, Utah and Virginia, have enacted laws and regulations to protect consumers’ personal information, and efforts to enact a comprehensive federal privacy law have intensified. Most of the new or proposed laws include restrictions on processing consumer information for targeted advertising, which could negatively affect our marketing cloud product. Complying with new and changing laws could cause us to incur substantial costs in order to market and sell our cloud-based solutions in the U.S. and internationally, deter customers from adopting our cloud-based solutions or require us to redesign our platform in order to meet customer requirements related to such laws. Regulatory actions or claims involving our practices in the collection, storage, processing, use or disclosure of consumer information or other personal data, even if unfounded, could damage our reputation and adversely affect our operating results. The failure or perceived failure to comply may result in government or civil proceedings or actions against us, or could cause us to lose customers, which could have an adverse effect on our business.
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
In July 2022, the Company’s Board of Directors authorized a one-year stock repurchase program for up to $100 million of the Company’s common stock. The Company’s repurchases for the three months ended April 1, 2023 are disclosed below (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	—	—	—	$100,000
February 1, 2023 to February 28, 2023	—	—	—	100,000
March 1, 2023 to April 1, 2023	25	48.05	25	98,818
	25		25
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

10.1*	Consulting Agreement between Calix, Inc. and Michael Everett dated March 30, 2023.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: April 24, 2023	By:	/s/ Michael Weening
Michael Weening
President and Chief Executive Officer (Principal Executive Officer)

Date: April 24, 2023	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)