Form 10-Q
period 2023-07-01
CALIX, INC
filed 2023-07-24
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of July 17, 2023, there were 66,320,013 shares of the Registrant’s common stock, par value $0.025, outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	July 1, 2023	December 31, 2022
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$90,187	$79,073
Marketable securities	173,941	162,642
Accounts receivable, net	96,980	93,804
Inventory	153,394	149,160
Prepaid expenses and other current assets	84,782	62,691
Total current assets	599,284	547,370
Property and equipment, net	28,836	25,834
Right-of-use operating leases	10,754	9,283
Deferred tax assets	166,331	167,031
Goodwill	116,175	116,175
Other assets	20,388	19,142
	$941,768	$884,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,358	$41,407
Accrued liabilities	85,275	90,474
Deferred revenue	41,814	33,541
Total current liabilities	162,447	165,422
Long-term portion of deferred revenue	25,425	25,072
Operating leases	9,504	8,442
Other long-term liabilities	2,622	6,332
Total liabilities	199,998	205,268
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of July 1, 2023 and December 31, 2022	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 66,320 shares issued and outstanding as of July 1, 2023, and 65,735 shares issued and outstanding as of December 31, 2022	1,658	1,644
Additional paid-in capital	1,112,434	1,070,100
Accumulated other comprehensive loss	(1,589)	(2,473)
Accumulated deficit	(370,733)	(389,704)
Total stockholders’ equity	741,770	679,567
	$941,768	$884,835

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Revenue	$261,016	$202,042	$511,024	$386,990
Cost of revenue	124,546	101,862	$246,503	$195,018
Gross profit	136,470	100,180	264,521	191,972
Operating expenses:
Sales and marketing	54,596	41,138	106,461	77,229
Research and development	45,341	30,430	88,514	60,247
General and administrative	24,722	18,911	47,799	34,942
Total operating expenses	124,659	90,479	242,774	172,418
Operating income	11,811	9,701	21,747	19,554
Interest income and other income (expense), net:
Interest income, net	2,255	240	3,895	275
Other income (expense), net	163	(272)	(4)	(340)
Total interest income and other income (expense), net	2,418	(32)	3,891	(65)
Income before income taxes	14,229	9,669	25,638	19,489
Income taxes	4,856	2,148	6,667	3,849
Net income	$9,373	$7,521	$18,971	$15,640
Net income per common share:
Basic	$0.14	$0.12	$0.29	$0.24
Diluted	$0.13	$0.11	$0.27	$0.23
Weighted-average number of shares used to compute
net income per common share:
Basic	66,271	64,836	66,157	64,662
Diluted	69,657	68,169	69,684	68,285

Net income	$9,373	$7,521	$18,971	$15,640
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	(141)	(306)	921	(1,467)
Foreign currency translation adjustments, net	(141)	(403)	(37)	(474)
Total other comprehensive income (loss), net of tax	(282)	(709)	884	(1,941)
Comprehensive income	$9,091	$6,812	$19,855	$13,699

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 1, 2023	66,244	$1,656	$1,097,596	$(1,307)	$(380,106)	$717,839
Stock-based compensation	—	—	17,844	—	—	17,844
Issuance of common stock under equity incentive plans, net of forfeitures	276	7	5,806	—	—	5,813
Repurchases of common stock	(200)	(5)	(8,812)	—	—	(8,817)
Net income	—	—	—	—	9,373	9,373
Other comprehensive loss	—	—	—	(282)	—	(282)
Balance as of July 1, 2023	66,320	$1,658	$1,112,434	$(1,589)	$(370,733)	$741,770

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 2, 2022	64,612	$1,616	$1,014,336	$(1,552)	$(422,595)	$591,805
Stock-based compensation	—	—	10,007	—	—	10,007
Issuance of common stock under equity incentive plans, net of forfeitures	629	15	8,490	—	—	8,505
Net income	—	—	—	—	7,521	7,521
Other comprehensive loss	—	—	—	(709)	—	(709)
Balance as of July 2, 2022	65,241	$1,631	$1,032,833	$(2,261)	$(415,074)	$617,129

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	65,735	$1,644	$1,070,100	$(2,473)	$(389,704)	$679,567
Stock-based compensation	—	—	34,064	—	—	34,064
Issuance of common stock under equity incentive plans, net of forfeitures	810	20	18,264	—	—	18,284
Repurchases of common stock	(225)	(6)	(9,994)	—	—	(10,000)
Net income	—	—	—	—	18,971	18,971
Other comprehensive income	—	—	—	884	—	884
Balance as of July 1, 2023	66,320	$1,658	$1,112,434	$(1,589)	$(370,733)	$741,770

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	64,274	$1,607	$997,855	$(320)	$(430,714)	$568,428
Stock-based compensation	—	—	20,475	—	—	20,475
Issuance of common stock under equity incentive plans, net of forfeitures	967	24	14,503	—	—	14,527
Net income	—	—	—	—	15,640	15,640
Other comprehensive loss	—	—	—	(1,941)	—	(1,941)
Balance as of July 2, 2022	65,241	$1,631	$1,032,833	$(2,261)	$(415,074)	$617,129

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	July 1, 2023	July 2, 2022
Operating activities:
Net income	$18,971	$15,640
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	34,064	20,475
Depreciation and amortization	7,915	7,671
Deferred income taxes	884	1,034
Net accretion of available-for-sale securities	(1,897)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,176)	(909)
Inventory	(4,234)	(9,445)
Prepaid expenses and other assets	(26,123)	(23,268)
Accounts payable	(6,305)	(6,060)
Accrued liabilities	(502)	4,222
Deferred revenue	8,626	8,725
Other long-term liabilities	(2,647)	(3,721)
Net cash provided by operating activities	25,576	14,364
Investing activities
Purchases of property and equipment	(10,107)	(5,866)
Purchases of marketable securities	(105,888)	(103,286)
Maturities of marketable securities	97,223	81,452
Net cash used in investing activities	(18,772)	(27,700)
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	18,284	14,527
Repurchases of common stock	(10,000)	—
Payments related to financing arrangements	(4,088)	(632)
Net cash provided by financing activities	4,196	13,895
Effect of exchange rate changes on cash and cash equivalents	114	(376)
Net increase in cash and cash equivalents	11,114	183
Cash and cash equivalents at beginning of period	79,073	51,333
Cash and cash equivalents at end of period	$90,187	$51,516

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
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first quarter ending on the Saturday closest to March 31st. As a result, the Company had one less day in the six months ended July 1, 2023 than for the six months ended July 2, 2022. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s significant accounting policies did not change during the six months ended July 1, 2023.
Newly Adopted Accounting Standard
The Company did not adopt any new accounting standards during the six months ended July 1, 2023 that were significant to the Company.

Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the six months ended July 1, 2023 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that are significant or expected to be significant to the Company.

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
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive loss in the stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as other expense, net. There were no realized gains and losses for the three and six months ended July 1, 2023 and July 2, 2022, respectively.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	July 1, 2023	December 31, 2022
Cash and cash equivalents:
Cash	$45,984	$39,189
Commercial paper	25,270	33,199
U.S. government securities	14,914	5,990
U.S. government agency securities	2,954	—
Money market funds	1,065	555
Corporate debt securities	—	140
Total cash and cash equivalents	90,187	79,073
Marketable securities:
U.S. government securities	99,173	106,750
U.S. government agency securities	40,306	23,632
Commercial paper	29,916	28,992
Corporate debt securities	4,546	3,168
Municipal securities	—	100
Total marketable securities	173,941	162,642
	$264,128	$241,715
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities.

The amortized cost and fair value of marketable securities were as follows (in thousands):

As of July 1, 2023	Amortized Cost	Unrealized Losses	Fair Value
U.S. government securities	$114,541	$(454)	$114,087
Commercial paper	55,228	(42)	55,186
U.S. government agency securities	43,703	(443)	43,260
Corporate debt securities	4,570	(24)	4,546
	$218,042	$(963)	$217,079

As of December 31, 2022	Amortized Cost	Unrealized Losses	Fair Value
U.S. government securities	$114,119	$(1,379)	$112,740
Commercial paper	62,262	(71)	62,191
U.S. government agency securities	23,876	(244)	23,632
Corporate debt securities	3,312	(4)	3,308
Municipal securities	101	(1)	100
	$203,670	$(1,699)	$201,971
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

The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of July 1, 2023	Level 1	Level 2	Total
Money market funds	$1,065	$—	$1,065
U.S. government securities	114,087	—	114,087
Commercial paper	—	55,186	55,186
U.S. government agency securities	—	43,260	43,260
Corporate debt securities	—	4,546	4,546
	$115,152	$102,992	$218,144

As of December 31, 2022	Level 1	Level 2	Total
Money market funds	$555	$—	$555
U.S. government securities	112,740	—	112,740
Commercial paper	—	62,191	62,191
U.S. government agency securities	—	23,632	23,632
Corporate debt securities	—	3,308	3,308
Municipal securities	—	100	100
	$113,295	$89,231	$202,526
5. Balance Sheet Details

Accounts receivable, net consisted of the following (in thousands):

	July 1, 2023	December 31, 2022
Accounts receivable	$97,321	$94,201
Allowance for doubtful accounts	(341)	(397)
	$96,980	$93,804
Inventory consisted of the following (in thousands):

	July 1, 2023	December 31, 2022
Raw materials	$7,447	$640
Finished goods	145,947	148,520
	$153,394	$149,160
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 1, 2023	December 31, 2022
Supplier deposits	$51,391	$39,064
Prepaid expenses and other current assets	33,391	23,627
	$84,782	$62,691
Property and equipment, net consisted of the following (in thousands):

	July 1, 2023	December 31, 2022
Test equipment	$48,407	$44,106
Computer equipment	14,143	13,396
Software	11,396	10,389
Leasehold improvements	1,925	1,730
Furniture and fixtures	1,266	1,153
Total	77,137	70,774
Accumulated depreciation and amortization	(48,301)	(44,940)
	$28,836	$25,834

Accrued liabilities consisted of the following (in thousands):

	July 1, 2023	December 31, 2022
Compensation and related benefits	$26,089	$27,813
Component inventory held by suppliers	11,484	10,280
Professional and consulting fees	8,311	7,307
Customer advances or rebates	7,888	5,653
Revenue share payments	7,585	7,210
Current portion of warranty and retrofit	5,786	6,377
Taxes payable	4,425	4,581
Operating leases	3,895	3,949
Product returns	2,394	2,961
Freight	995	3,649
Business events	—	3,167
Other	6,423	7,527
	$85,275	$90,474
In March 2018, and as amended in December 2020, the Company entered into an agreement with a vendor to develop a certain software product and related enhancements pursuant to which the Company is obligated to make revenue-share payments under the program, subject to aggregate fixed revenue-share payments of $15.8 million. The payments are based on a revenue-share rate applied to revenue from the developed-product and the corresponding hardware sales through March 2024. If the minimum revenue-share payments are not achieved by the end of that period, a true-up payment will be due. As of July 1, 2023, the liability, including accrued interest, was $7.6 million, which is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2022, the liability, including accrued interest, was $11.4 million, of which $7.2 million was included in “Accrued liabilities” and $4.2 million in “Other long-term liabilities.”
Changes in the Company’s accrued warranty and retrofit liability were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Balance at beginning of period	$8,445	$9,570	$8,386	$9,594
Accruals for product warranty and retrofit	802	(351)	1,817	177
Cost of warranty and retrofit claims	(941)	(565)	(1,897)	(1,117)
Balance at end of period	$8,306	$8,654	$8,306	$8,654
6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of July 1, 2023 (in thousands):

Period	Future Minimum Lease Payments
Remainder of 2023	$2,232
2024	4,668
2025	4,470
2026	1,490
2027 and thereafter	1,790
Total future minimum lease payments	14,650
Less imputed interest	(1,251)
$13,399

As of July 1, 2023, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$3,895
Operating leases	9,504
$13,399
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $6.1 million and are included in the table above.
The weighted average discount rate for the Company’s operating leases as of July 1, 2023 was 5.4%. The weighted average remaining lease term as of July 1, 2023 was 3.5 years.
For the three and six months ended July 1, 2023, total rent expense of the Company was $1.2 million and $2.4 million, respectively. For the three and six months ended July 2, 2022, total rent expense of the Company was $1.1 million and $2.2 million, respectively. Cash paid within operating cash flows for operating leases was $2.3 million for the six months ended July 1, 2023 and July 2, 2022 for each respective period.
Purchase Commitments
The Company’s suppliers, including contract manufacturers (“CMs”) and original design manufacturers (“ODMs”), place orders for certain component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs and ODMs. The Company places purchase orders with its CMs and ODMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the finished goods inventory. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. As of July 1, 2023 and December 31, 2022, the Company had approximately $253.9 million and $340.6 million, respectively, of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs, within two years.
The Company has from time to time, and subject to certain conditions, reimbursed certain suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $11.5 million and $10.3 million as of July 1, 2023 and December 31, 2022, respectively. The Company records the related charges in cost of revenue in its Condensed Consolidated Statements of Comprehensive Income.
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
7. Stockholders’ Equity
2019 Equity Incentive Award Plan
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, are eligible to receive awards under the 2019 Equity Incentive Award Plan (“the 2019 Plan”). The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards and dividend equivalents to eligible individuals. At the Company’s 2023 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the 2019 Plan by 1.5 million shares. As of July 1, 2023, there were 5.7 million shares available for issuance under the 2019 Plan.

During the three months ended July 1, 2023, stock option awards exercisable for up to an aggregate of 0.2 million shares of common stock were granted with a grant date weighted-average exercise price of $42.79 per share. During the six months ended July 1, 2023, stock option awards exercisable for up to an aggregate of 0.6 million shares of common stock were granted with a grant date weighted-average exercise price of $48.75 per share. These stock option awards vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter over an additional three years.
In February 2023, performance-based stock option awards exercisable for up to an aggregate of 1.2 million shares of common stock were granted to certain Company executives with a grant date exercise price of $51.57 per share. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net operating income for 2023 (collectively, the “2023 Performance Targets”) during the one-year performance period. These performance-based stock option awards will vest, subject to certification by the Compensation Committee of the Company’s Board of Directors upon the achievement of the 2023 Performance Targets, as to 25% of the shares of common stock earned on the one year anniversary of the date of grant, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. If the non-GAAP net operating income target and the bookings target are each achieved below 80% of target, no shares would be awarded, and the performance-based stock option awards would be forfeited in full. If either target is achieved at the minimum threshold of 80% of target, then the shares are awarded at 50% of the granted shares, with an increasing percentage of shares awarded above the minimum thresholds up to 125% of the granted shares for each target. Each target result is then weighted by 50% and the combined total determines the percent of target shares. The maximum combined award is 100%. The probability of meeting the performance conditions related to these performance-based stock option awards was assessed to be probable as of July 1, 2023 based on adjusted targets, and stock-based compensation expense of $4.5 million was recognized for the three months ended July 1, 2023. For the six months ended July 1, 2023, stock-based compensation expense of $6.9 million was recognized.
During the three months ended July 1, 2023, 31,000 shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $16.30 per share. During the six months ended July 1, 2023, 0.3 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $12.56 per share. As of July 1, 2023, unrecognized stock-based compensation expense of $95.0 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.2 years.
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
The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of July 1, 2023, there were 4.6 million shares available for issuance under the ESPP. During the six months ended July 1, 2023, 0.1 million shares were purchased under the ESPP. As of July 1, 2023, unrecognized stock-based compensation expense of $0.3 million related to the ESPP is expected to be recognized over a remaining service period of 0.1 years.
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
At the Company’s 2023 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the NQ ESPP by 1.2 million shares. The maximum number of shares of common stock currently authorized for issuance under the NQ ESPP is 7.5 million shares. As of July 1, 2023, there were 3.8 million shares available for issuance under the NQ ESPP. During the six months ended July 1, 2023, 0.4 million shares were purchased and issued. As of July 1, 2023, unrecognized stock-based compensation expense of $10.9 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 0.8 years.

Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cost of revenue	$780	$650	$1,580	$1,266
Sales and marketing	5,053	2,848	9,484	5,330
Research and development	4,860	2,259	9,172	6,004
General and administrative	7,151	4,250	13,828	7,875
	$17,844	$10,007	$34,064	$20,475
Income tax benefit recognized	$2,955	$2,546	$7,107	$6,127
Stock Repurchase Program
In July 2022, the Company’s Board of Directors authorized a one-year stock repurchase program for up to $100 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases depends on prevailing stock prices, general economic and market conditions, and other considerations consistent with the Company’s capital allocation strategy. The repurchase program does not obligate the Company to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. In May 2023, the Company’s Board of Directors amended the repurchase program to remove the one-year end date. As of July 1, 2023, the remaining authorized amount for stock repurchases under this program was $90.0 million. For the six months ended July 1, 2023, the Company purchased 0.2 million shares of common stock for $10.0 million at an average price per share of $44.53.
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
The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
United States	$232,423	$183,932	$460,362	$349,563
Europe	14,737	2,954	27,106	9,527
Americas ex U.S.	11,329	10,808	18,866	19,679
Middle East & Africa	2,375	4,099	4,148	7,717
Asia Pacific	152	249	542	504
	$261,016	$202,042	$511,024	$386,990
Contract Asset
Contract assets include amounts recognized as revenue prior to the Company’s contractual right to bill the customer. Amounts are billed in accordance with the agreed-upon contractual terms. The closing balance as of July 1, 2023 was $4.3 million of which the Company expects to bill 54% of the balance during the remainder of 2023. The contract asset balance may fluctuate depending on the timing of fulfilling the related performance obligations with the Company's customers.
Contract Liability
Deferred revenue was $67.2 million, $69.6 million and $58.6 million as of July 1, 2023, April 1, 2023 and December 31, 2022, respectively. The decrease in the deferred revenue balance for the three months ended July 1, 2023 was the result of revenue recognized of $11.3 million that was included in the deferred revenue balance at the beginning the period offset by cash payments received or due in advance of satisfying the Company’s performance obligations. The increase in the deferred revenue balance for the six months ended July 1, 2023 was driven by cash payments received or due in advance of satisfying the Company’s performance obligations and balances reclassified to contract assets during the period offset by $20.0 million of revenue recognized that was included in the deferred revenue balance at the beginning of the period.
Revenue allocated to remaining performance obligations (“RPOs”) represents contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods but excludes variable consideration where the monthly invoicing is based on usage or where actual usage exceeds the minimum commitment. RPOs were $213.0 million as of July 1, 2023, and the Company expects to recognize as revenue 38% of this amount over the next 12 months and the remainder thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of July 1, 2023 and December 31, 2022, the unamortized balance of deferred commissions was $10.4 million and $11.2 million, respectively. For the three and six months ended July 1, 2023, the amount of amortization was $1.5 million and $2.9 million, respectively, compared to $0.9 million and $1.6 million for the three and six months ended July 2, 2022, respectively. There was no impairment loss in relation to the costs capitalized for either period.
Concentration of Customer Risk
No customer accounted for more than 10% of the Company’s revenue for the three or six months ended July 1, 2023 and July 2, 2022.
One customer represented 14% of the Company’s accounts receivable as of July 1, 2023. One customer represented 11% of the Company’s accounts receivable as of December 31, 2022.
9. Income Taxes
The following table presents income taxes and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Income before income taxes	$14,229	$9,669	$25,638	$19,489
Income taxes	$4,856	$2,148	$6,667	$3,849
Effective tax rate	34.1%	22.2%	26.0%	19.7%
The Company’s income taxes for the three and six months ended July 1, 2023 and July 2, 2022 were determined using an estimated effective tax rate adjusted for discrete items that occurred during the respective periods. The Company’s effective tax rate for the three and six months ended July 1, 2023 and July 2, 2022 differed from the statutory federal corporate tax rate of 21% primarily due to state taxes, the inclusion of income from certain foreign operations and the effect of non-deductible stock-based compensation for executive officers offset by U.S. federal research tax credits and excess tax benefits from stock-based compensation.
The Company has net deferred tax assets that have arisen primarily as a result of temporary differences, net operating loss carryforwards, capitalized research and development costs and tax credits. The Company’s ability to realize a deferred tax asset is based on its ability to generate sufficient future taxable income within the applicable carryforward period and subject to any applicable limitations. Management believes that it is more likely than not that the Company will utilize a significant portion of its deferred tax assets.
The Company maintained a valuation allowance for the three and six months ended July 1, 2023 and July 2, 2022 of $29.9 million on certain U.S. federal and state deferred tax assets that the Company believes are not more likely than not to be realized in future periods.
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

10. Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Net income	$9,373	$7,521	$18,971	$15,640
Denominator:
Weighted-average common shares outstanding used to compute basic net income per share	66,271	64,836	66,157	64,662
Effect of dilutive common stock equivalents	3,386	3,333	3,527	3,623
Weighted-average common shares outstanding used to compute diluted net income per share	69,657	68,169	69,684	68,285
Net income per common share:
Basic net income per common share	$0.14	$0.12	$0.29	$0.24
Diluted net income per common share	$0.13	$0.11	$0.27	$0.23
Potentially dilutive shares excluded, weighted average	4,714	2,617	3,786	2,196
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
We market our Calix platform and managed services to communication service providers globally through our direct sales force as well as select resellers. Our customers range from smaller, regional service providers to some of the world’s largest service providers. Customers are defined into small (less than 250,000 subscribers), medium (250,000 to 2.5 million subscribers) or large (greater than 2.5 million subscribers). We have enabled approximately 1,900 customers purchasing directly and through partners to deploy passive optical, Active Ethernet and point-to-point Ethernet fiber access networks.
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
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue for the three and six months ended July 1, 2023, or that we expect will impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, including higher costs due to materials shortages including components, supply constraints, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty, incurrence of retrofit costs, amortization of intangibles, support fees for silicon-related development work for our products, changes in trade policies, allowances for obligations to our suppliers and inventory write-downs. In addition, we periodically elect to ship by air versus by ocean in order to meet delivery commitments to our customers, which is more costly. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
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
Our critical accounting policies and estimates, which are revenue recognition, inventory valuation and supplier purchase commitments and income taxes, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022. For the six months ended July 1, 2023, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the six months ended July 1, 2023 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2022 that are significant or expected to be significant to us.
Results of Operations
Comparison of the Three and Six Months Ended July 1, 2023 and July 2, 2022
Revenue
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Variance in Dollars	Variance in Percent	July 1, 2023	July 2, 2022	Variance in Dollars	Variance in Percent
Revenue	$261,016	$202,042	$58,974	29%	$511,024	$386,990	$124,034	32%
Our revenue increased by $59.0 million and $124.0 million for the three and six months ended July 1, 2023, respectively, as compared to the corresponding periods in 2022. The increase in revenue was primarily due to higher revenue from our growing base of small and medium BSP customers and the continuation of BSPs seeking to provide their subscribers a better experience by adopting our platform and managed services. During the second half of 2022, we added a new medium-sized customer that began to receive significant shipments during the second half of 2022 and the six months ended July 1, 2023.

For the three and six months ended July 1, 2023, revenue generated in the United States was $232.4 million and $460.4 million, or 89% and 90% of our revenue, compared to $183.9 million and $349.6 million, or 91% and 90% of our revenue for the same periods in 2022. International revenue was $28.6 million and $50.7 million, or 11% and 10% of our revenue, for the three and six months ended July 1, 2023, as compared to $18.1 million and $37.4 million, or 9% and 10% of our revenue, for the same periods in 2022.
No customer accounted for more than 10% of the Company’s revenue for the three and six months ended July 1, 2023 and July 2, 2022.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Variance in Dollars	Variance in Percent	July 1, 2023	July 2, 2022	Variance in Dollars	Variance in Percent
Gross profit	$136,470	$100,180	$36,290	36%	$264,521	$191,972	$72,549	38%
Gross margin	52.3%	49.6%			51.8%	49.6%
Gross profit increased to $136.5 million and $264.5 million for the three and six months ended July 1, 2023, from $100.2 million and $192.0 million during the corresponding periods in 2022. The increase in gross margin of 270 and 220 basis points for the three and six months ended July 1, 2023, respectively, compared to the corresponding periods in 2022, was mainly due to increased contributions from our platform and managed services, product mix and an easing of the excessive prices paid from purchases made on the secondary market during the supply-chain disruption partially offset by excess and obsolete inventory charges.
Operating Expenses
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Variance in Dollars	Variance in Percent	July 1, 2023	July 2, 2022	Variance in Dollars	Variance in Percent
Sales and marketing expenses	$54,596	$41,138	$13,458	33%	$106,461	$77,229	$29,232	38%
Percent of revenue	21%	20%			21%	20%
Sales and marketing expenses for the three months ended July 1, 2023 increased by $13.5 million compared with the corresponding period in 2022 primarily due to increases in personnel expenses mainly related to sales headcount and higher sales incentive compensation of $9.4 million, stock-based compensation of $2.2 million and travel expenses of $0.9 million.
Sales and marketing expenses for the six months ended July 1, 2023 increased by $29.2 million compared with the corresponding period in 2022 primarily due to increases in personnel expenses mainly related to sales headcount and higher sales incentive compensation of $20.0 million, stock-based compensation of $4.2 million, travel expenses of $2.3 million and marketing expenses of $0.9 million.
We expect our investments in sales and marketing will increase in absolute dollars, but be relatively consistent as a percentage of revenue, as we extend our market reach and grow our business in support of our key strategic initiatives.
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Variance in Dollars	Variance in Percent	July 1, 2023	July 2, 2022	Variance in Dollars	Variance in Percent
Research and development expenses	$45,341	$30,430	$14,911	49%	$88,514	$60,247	$28,267	47%
Percent of revenue	17%	15%			17%	16%
Percentage of gross profit	33%	30%			33%	31%

Research and development expenses for the three months ended July 1, 2023 increased by $14.9 million as compared with the corresponding period in 2022 mainly due to increases in personnel expenses of $9.0 million, stock-based compensation of $2.6 million, prototypes and test equipment expenses of $1.0 million, outside services of $0.8 million and depreciation and amortization of $0.8 million.
Research and development expenses for the six months ended July 1, 2023 increased by $28.3 million as compared with the corresponding period in 2022 mainly due to increases in personnel expenses of $17.2 million, stock-based compensation of $3.2 million, outside services of $2.6 million, prototypes and test equipment expenses of $2.3 million and depreciation and amortization of $1.6 million.
We expect our investments in research and development to increase in absolute dollars, but remain relatively consistent as a percentage of gross profit, as we seek to expand the functionality and capabilities of our platforms.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Variance in Dollars	Variance in Percent	July 1, 2023	July 2, 2022	Variance in Dollars	Variance in Percent
General and administrative expenses	$24,722	$18,911	$5,811	31%	$47,799	$34,942	$12,857	37%
Percent of revenue	9%	9%			9%	9%
General and administrative expenses for the three months ended July 1, 2023 increased by $5.8 million as compared with the corresponding period in 2022 mainly due to increases in stock-based compensation of $2.9 million and personnel expenses of $2.5 million. We plan to continue to invest in our information technology infrastructure and headcount due to the growth of our business.
General and administrative expenses for the six months ended July 1, 2023 increased by $12.9 million as compared with the corresponding period in 2022 mainly due to increases in stock-based compensation of $6.0 million, personnel expenses of $5.8 million and outside services of $1.1 million.
We expect our general and administrative investments to increase in absolute dollars but decline slightly as a percentage of revenue over time in relation to increased revenue.
Interest and Other Income (Expense), net
The following table sets forth our interest and other expense, net (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Variance in Dollars	Variance in Percent	July 1, 2023	July 2, 2022	Variance in Dollars	Variance in Percent
Interest and other income (expense), net	$2,418	$(32)	$2,450	7,656%	$3,891	$(65)	$3,956	6,086%
Percent of revenue	1%	—%			1%	—%
Interest and other income (expense), net increased by $2.5 million and $4.0 million as compared with the corresponding periods in 2022 mainly due to a higher rate of interest earned on our cash, cash equivalents and marketable securities as well as a growing cash balance.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	Variance in Dollars	Variance in Percent	July 1, 2023	July 2, 2022	Variance in Dollars	Variance in Percent
Income taxes	$4,856	$2,148	$2,708	126%	$6,667	$3,849	$2,818	73%
Effective tax rate	34.1%	22.2%			26.0%	19.7%
For the three and six months ended July 1, 2023, our income tax expense was $4.9 million and $6.7 million for an effective tax rate of 34.1% and 26.0%, respectively, which differed from the statutory rate of 21% primarily due to state taxes, the inclusion of income from certain foreign operations and the effect of non-deductible stock-based compensation for executive officers offset by U.S. federal research tax credits and excess tax benefits from stock-based compensation. The effective tax rates for the three and six months ended July 1, 2023 are higher than the similar periods in 2022 primarily as a result of a lower excess tax benefits from stock-based compensation.
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
Liquidity and Capital Resources
Historically, we have funded our operations and investing activities primarily through sales of our common stock, cash flow generated from operations and various borrowing arrangements. For the past few years, we have generated cash flow from our operations as our business has grown. As of July 1, 2023, we had cash, cash equivalents and marketable securities of $264.1 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government agency securities and commercial paper.
Operating Activities
Net cash provided by operating activities was $25.6 million for the six months ended July 1, 2023 and consisted of net income of $19.0 million and non-cash charges of $41.0 million offset by cash flow decreases of $34.4 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $34.1 million and depreciation and amortization of $7.9 million.
Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $26.1 million mainly due to advanced payments to supply chain partners, the renewal of a software contract and reclassification of contract assets from deferred revenue; a decrease in accounts payable of $6.3 million due to the timing of inventory purchases; an increase in inventory of $4.2 million to improve our responsiveness to our BSPs’ subscriber demand; an increase in accounts receivable of $3.2 million in line with our revenue growth; and a decrease in accrued liabilities of $3.1 million due to the payout of incentive compensation and payments related to our Calix ConneXions 2022 Customer Success and Innovation conference. These changes were partially offset by an increase in deferred revenue of $8.6 million primarily due to our platform subscriptions and support contracts and reclassification of contract assets to prepaid expenses and other assets.
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
Investing Activity
For the six months ended July 1, 2023, cash used in investing activities of $18.8 million consisted of net purchases of marketable securities of $8.7 million and capital expenditures of $10.1 million, consisting primarily of purchases of test and computer equipment and software.
For the six months ended July 2, 2022, cash used in investing activities of $27.7 million consisted of net purchases of marketable securities of $21.8 million and capital expenditures of $5.9 million, consisting primarily of purchases of test equipment and computer equipment.
Financing Activities
Net cash provided by financing activities of $4.2 million for the six months ended July 1, 2023 primarily consisted of proceeds from the issuance of common stock related to our equity plans of $18.3 million. This was partially offset by repurchases of common stock of $10.0 million and payments related to a financing arrangement of $4.1 million.

Net cash provided by financing activities of $13.9 million for the six months ended July 2, 2022 primarily consisted of proceeds from the issuance of common stock related to our equity plans.
Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, normal recurring trade payables, compensation-related and expense accruals, operating leases and revenue-share obligations. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. Furthermore, our Board of Directors has authorized a stock repurchase program for up to $100 million of our common stock of which $90.0 million remains available. During the six months ended July 1, 2023, repurchases of $10.0 million were made under the program. Our stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.
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
Contractual Obligations and Commitments
Our principal commitments as of July 1, 2023 consisted of our contractual obligations under non-cancelable outstanding purchase obligations, operating lease obligations for office space and a revenue share obligation. The following table summarizes our contractual obligations as of July 1, 2023 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$306,759	$206,516	$86,566	$8,128	$5,549
Operating lease obligations (2)	14,650	4,556	7,615	2,035	444
Revenue share obligation (3)	7,694	7,694	—	—	—
	$329,103	$218,766	$94,181	$10,163	$5,993

(1) Represents outstanding purchase commitments to be delivered by our third-party manufacturers or other vendors. See Note 6, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our outstanding purchase commitments related to our third-party manufacturers.
(2) Future minimum operating lease obligations in the table above primarily include payments for our office locations, which expire at various dates through 2029. See Note 6 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our operating leases.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of July 1, 2023, we had cash, cash equivalents and marketable securities of $264.1 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities because of changes in interest rates.
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

	Six Months Ended
	July 1, 2023	July 2, 2022
USD	91%	92%
RMB	5%	5%
INR	2%	1%
GBP	2%	2%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, INR and GBP, our operating expenses for the first six months of 2023 would have decreased or increased by approximately $2.2 million, or approximately 1%.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended July 1, 2023 was a net translation loss of $37,000. This loss is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive loss.”
Transaction Exposure
We have certain assets and liabilities, primarily accounts receivables and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain assets denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to two months. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other income (expense), net” in our Condensed Consolidated Statements of Comprehensive Income. During the six months ended July 1, 2023, the net gain we recognized related to these foreign currency denominated assets and liabilities was approximately $0.3 million.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of July 1, 2023, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.

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
Business and Operational Risks
We face risks associated with being materially dependent upon third-party vendors; certain factors that affect our business as a result of those dependencies have and could continue to disrupt our business and adversely impact our gross margin and results of operations.
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
Particular risks associated with management of our global supply chain operations include the following:
•Manufacturing constraints, shortages and other disruptions. We do not have internal manufacturing capabilities and rely solely on a small number of contract manufacturers, or CMs, and original design manufacturers, or ODMs, to manufacture and supply our products. Our business operations and ability to supply our products are highly dependent upon our ability to secure adequate third-party manufacturing capabilities and capacity and to effectively manage those third parties to meet our business needs. Our dependence solely on third-party manufacturers makes us vulnerable to possible supply and capacity constraints and reduces our control over manufacturing disruptions due to component availability, extended lead times delivery schedules, quality, manufacturing yields and increased costs. Some of these risks occur from time to time in our business, including recent increases in component costs. If these disruptions and constraints are prolonged, or if these manufacturers do not have the ability or business continuity plans to fulfill their obligations to us, our business could be disrupted. If we cannot effectively manage our vendors or if we fail to invest adequate resources to manage our supply chain operations, our ability to meet customer orders and generate revenue may be negatively impacted. A substantial portion of our manufacturing is done at facilities outside of the U.S., largely in Asia, which presents increased supply risk, including the risk of supply interruptions, delays, shortages or reductions in manufacturing quality or controls. In addition, these supply interruptions, delays and shortages could impair our ability to meet our customer requirements, require us to pay higher prices or incur expedite fees, which would harm our business and negatively impact our gross margin and results of operations. Our international manufacturing also creates risks and uncertainties associated with regulatory changes or government actions such as local business requirements, trade restrictions and tariffs, economic sanctions or related legislation, which may complicate our export and import activities, be disruptive to the operations of our manufacturers and logistics partners or result in higher product and shipping costs and variability of supply. For example, in 2022, substantially all our silicon suppliers extended their lead times and increased prices. Prices remain high, and while many silicon suppliers have begun reducing their lead-times, we continue to face extended lead times. Manufacturing in Asia further heightens our risk of meeting customer delivery requirements as we rely upon third-party logistics companies to transport and import significant volumes of products to the U.S. where we generate a substantial majority of our revenue. These supply chain risks are further increased by periodic shipping backlogs at ports and similar disruptions to transportation infrastructure.
•Limited sources and sole-sourced supply. We are dependent upon sole-source or limited-source suppliers for some key product components such as chipsets and certain of our application-specific integrated circuit processors and resistor components, including certain components sourced solely through suppliers located in China and other Asian countries. Any of these suppliers could stop producing our components, raise the prices they charge us, be subject to higher product tariffs, epidemics or other conditions that disrupt their operations, cease operations or enter into exclusive arrangements with our competitors, consequently affecting our operations and results. For example, we have experienced disruptions in our supply of certain components that we source from suppliers in China and other Asian countries due to production disruptions, factory closures and longer lead times for components and from uncertainty around trade and tariff policies between the U.S. and China, which caused delays in our product supply. Being dependent upon a limited number of suppliers constrains our ability to mitigate these disruptions in our supply chain, particularly if such disruptions are prolonged. This may adversely affect our ability to obtain components and materials needed to manufacture our products at acceptable prices or at all. These risks would adversely affect our ability to meet scheduled product deliveries to our customers, increase costs and in turn harm our business and results of operations.
•Limitations on ability to manage third-party risks. Our business with certain third-party manufacturers may represent a relatively small percentage of their revenue. Consequently, our orders may not be given adequate priority if such manufacturers have to allocate limited capacity among competing customers. This could delay supplies of product to us or limit our ability to ramp product volumes within desired timeframes. If any of our manufacturing partners are unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we would have to identify, qualify and select acceptable alternative manufacturers. The time it takes to qualify new third-party manufacturers could disrupt our ability to maintain continuous supply of product to meet customer requirements. An alternative manufacturer may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality. In addition, we and/or our manufacturers may not be able to negotiate commercially reasonable terms and sufficient quantities of component supplies with component and materials suppliers to meet our manufacturing needs because our purchase volumes may be too low for us to be considered a priority customer for securing supplies, particularly when there are shortages or limited availability of key components and materials. As a result, suppliers could stop selling to us and our manufacturers at commercially reasonable prices, or at all. While we have worked to mitigate the cost impact of recent price increases, those efforts may not be successful. Any such interruption or delay may force us and our manufacturers to seek components or materials from alternative sources, which may not be available, or result in higher prices. Switching suppliers could also force us to redesign our products to accommodate new components and could require us to re-qualify our products with our customers, which would be costly and time consuming. A significant interruption in manufacturing or supply availability for any of these reasons would reduce supply to our customers, which would result in lost revenue and harm our customer relationships.
•Ability to forecast and manage inventory liability with vendors. We have experienced increases in demand from many customers, in part as a result of higher consumer demand for internet services and improved Wi-Fi; in turn, this has resulted in our shipments being delayed. If we underestimate product demand from our customers, our manufacturers may have inadequate component inventory to meet our demand. If we are not able to adequately anticipate demand, this could interrupt our product manufacturing, increase our cost of revenue associated with expedite fees and air freight and/or result in delays or cancellation of customer orders. If we are unable to deliver products timely to our customers, we may lose customer goodwill or our customers may choose to purchase from other vendors, all of which may have a material negative impact on our revenue and operating results. If we overestimate our product demand, our third-party manufacturers may purchase excess components and build excess inventory, and we could be required to pay for these excess parts or products and their storage costs. For example, as of July 1, 2023, we have provided inventory deposits totaling $51.4 million. Long lead times for component supply, which have been exacerbated by higher demand for certain components, and demand for our products has and is expected to continue to impact our ability to accurately forecast our production requirements. We may incur liabilities for certain component inventory purchases that have been rendered excess or obsolete, which may have an adverse effect on our gross margin, financial condition and results of operations.

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
We and certain of our third-party providers have been subject to cyberattacks and security incidents. The theft, loss or misuse of proprietary or personal data collected, stored or processed by us or our service providers to run our business could result in significant security and remediation costs, regulatory fines and penalties, and/or litigation costs. Even if we and our third-party providers allocate, implement and manage reasonable security and data protection measures, we could experience data loss, unauthorized data disclosure or a breach of our systems, products or those of our third-party data centers that materially impact our business. The continued growth of our cloud-based platform and managed services portfolio and increased reliance on third-party development partners and third-party software and cloud-based solutions increases the likely risks arising from security breaches or data loss. Any data loss or compromise of our systems that collect and process personal information (including personal information of customers of our customers), or third-party data centers where that personal information is stored, could result in loss of confidence in the security of our offerings and loss of customers or customer goodwill. Such losses also could damage our reputation, lead to liability given the increasing development of strict privacy and data security laws and regulations around the world, and adversely affect our business, financial condition, operating results and cash flows. Although we maintain insurance that may apply to cybersecurity risks and liabilities, there can be no guarantee that any or all costs or losses incurred will be partially or fully insured.
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
We are subject to business and operational risks associated with our international operations, including our global supply-chain operations and our international offices located in Nanjing, China and Bangalore, India. In addition, we are exposed to risk arising from dependence upon third-party development contractors in India and our Bangalore staff, as well as dependence upon our international sales operations. The risks associated with our international operations also include costs of complying with differing and changing laws and regulatory requirements, tariffs, export quotas, custom duties and other trade restrictions; effects of inflation, currency controls and/or fluctuations in currency exchange rates; limited, inadequate or non-existent IP protection; and uncertainties associated with political conflicts and instabilities, variable economic conditions, terrorist attacks or acts of war. Our development operations and activities in China and India involve these and other significant risks, including: local labor conditions and regulations; knowledge transfer related to our technology and exposure to misappropriation of IP or confidential information, including information that is proprietary to us, our customers and third parties; heightened exposure to changes in the economic, security, political and pandemic conditions; international trade agreements and U.S. tax provisions that could adversely affect our international operations; complexities of managing development timelines and deliverables from abroad; and differences in local business practices and customs that may not align with our expectations and standards.
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
Our growth depends upon our ability to increase sales to existing and new service providers of all types and sizes, and the execution of our strategy to increase sales to BSPs involves significant risk. The majority of our revenue is not recurring, and our customers generally have no committed purchase requirements, may cancel orders or cease purchasing our products at any time. If our customers stop purchasing our products for any reason, our business and results of operations would be harmed. If we are unable to increase our sales to new and existing BSPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted. Our strategy includes investing in regional sales teams and select channel partners to sell to smaller regional BSPs. A large portion of our current sales are to customers with smaller regional networks and limited capital expenditure budgets. The spending patterns of many of these customers are generally less formal than larger service providers and often characterized by small and sporadic purchases, and the potential revenue from any one of these customers is limited. We rely primarily on channel partners, including value added resellers, internationally and for certain U.S. markets. We face fierce competition for business with key channel partners. If we are unable to engage channel partners, we may fail to grow our sales or our sales may be reduced. Furthermore, we rely on our channel partners to promote and sell our products. The loss of a key channel partner or the failure of our partners to provide adequate services could have a negative effect on customer satisfaction and could cause harm to our business.
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
The quality of our support and services offerings is important to sustain and increase our sales to new and existing customers. Our services to customers include services to help them deploy our products within their networks. Once our products are deployed within our customers’ networks, they depend on our support organization to resolve any issues relating to those products. If we do not effectively assist our customers in deploying our products, succeed in helping them quickly resolve post-deployment issues or provide effective support, it could adversely affect our ability to sell our products to existing customers and harm our reputation with potential new customers. As a result, our failure to maintain high quality support and services could result in the loss of customers, which would harm our business.

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
Our business and results of operations have been, and may continue to be, negatively affected global macroeconomic conditions and supply chain constraints, and the demand for broadband products may not be sustained.
Global macroeconomic, financial and supply chain disruptions have impacted most regions in which we sell our products and services and conduct our business operations. We continue to manage through extended silicon lead times and higher supply chain costs, which may have a material negative impact on our ability to supply products to meet customer requirements and could materially adversely affect our business and results of operations. For example, BSPs may not invest in our platform or delay infrastructure improvements due to the resulting uncertainty in the global economy. Although demand for our products has been strong as subscribers sought more bandwidth and better Wi-Fi at home for work and entertainment, there are no assurances that the demand for our products will remain strong, including as a result of return to office policies and initiatives of various employers. To the extent we experience a renewed or worsening disruption to our business and operations and other adverse residual impacts of a pandemic or further future disruptions, it could have a material adverse effect on our business, results of operations and financial condition.
Litigation and regulatory proceedings could harm our business or negatively impact our results of operations.
In the ordinary course of business, we are subject to legal claims, litigation and regulatory proceedings related to disputes over commercial, competition, IP, labor and employment and other matters. Regardless of the merits of any such claims, litigation and regulatory proceedings are inherently uncertain, and can be costly, disruptive to our business and operations, harmful to our reputation, and distracting to management. In particular, as a technology company, we are subject to IP claims asserting patent, copyright, trademark and/or other infringement claims that are costly to defend and could limit our ability to use some technologies in the future. The risk of such claims is heightened as we expand our products and services and rely on more technologies, including third-party IP rights that we license and incorporate into our products and services. Third parties from whom we license IP may be unable or unwilling to indemnify us for such claims or offer any other remedy to us. Increasingly, patent infringement claims are asserted by patent assertion entities and non-practicing entities, or NPEs, that do not conduct business as an operating company and hold and own patents only for the purpose of aggressively pursuing royalties through infringement assertions or patent infringement litigation. Further, in our industry, the number of assertions by NPEs has continued to increase due in part to patent sales by operating companies to NPEs and availability of litigation financing. We have received and expect to continue to receive assertions from NPEs and other third parties alleging that we may be infringing their patents or other IP rights; offering licenses to such IP; and/or threatening litigation. If our products are found to infringe, these claims could also result in the suspension of our ability to import, market and sell our products and services, product shipment delays or requirements to modify our products or enter into costly settlements or licensing agreements. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all. Furthermore, we may additionally be financially responsible for claims made against our customers, including costs of litigation and damages awarded, under indemnity obligations which could further negatively impact our results of operations. Protracted litigation could cause us to incur significant defense costs, which would negatively impact our results of operations.
We have a history of fluctuations in our gross margin and operating results, which can make it difficult to predict our future performance and could cause the market price of our stock to decline.
We have a history of fluctuations in our quarterly and annual gross margin and operating results, including fluctuations due to factors outside of our control. Factors that impact variability of our operating results include our ability to predict our revenue and reduce and control our costs, our ability to predict product functions and features desired by our customers, the impact of global economic conditions, our ability to effectively manage our global supply chain operations, our ability to effectively manage third parties upon whom we depend to conduct our business, our customers’ spending patterns and purchasing decisions, the impact of competition, customer adoption of our products, our ability to manage our legal, contractual and regulatory obligations and liabilities, and other risk factors identified in the lead-in to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and in this “Risk Factors” section. Our gross margin is further impacted by customer, geographic and product mix, the impact of competition on our prices, our ability to manage our costs associated with components and materials, excess and obsolescence, expedite fees and logistics-related activities, contractual commitments and other product costs. Fluctuating results make it difficult to predict our future performance and could cause the market price of our stock to decline. We expect to continue to incur significant expenses and cash outlays as we seek to expand our business and operations and target new customer opportunities. Given our growth objectives and the intense competitive pressures we face, we may be unable to adequately control our operating expenses or maintain positive operating income. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the market price of our stock would likely decline.
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
Our products, including our platform (cloud, software and systems) and managed services, are highly technical and, when deployed, are critical to the operation of many networks. Our products have contained and are subject to defects, bugs or security vulnerabilities, which risks may be exacerbated as we continue to expand our cloud and software portfolio and include services from third-party partners. Some defects in our products may only be discovered after a product has been installed and used by customers and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty and retrofit costs, any of which could adversely affect our business, operating results and financial condition. In addition, we are subject to claims for security and data breach, product liability, tort or breach of warranty. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
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
Our products are highly complex, and our product testing may not be adequate to detect all defects, errors, failures and quality issues. Accordingly, our estimates regarding future warranty or product obligations are highly subjective, and if our estimates change, the liability for warranty or product obligations may be increased, impacting future cost of revenue. Quality or performance problems for products covered under warranty could adversely impact our reputation and negatively affect our operating results and financial position. The development and production of new products with high complexity often involves problems with software, components and manufacturing methods. Any significant warranty or other product obligations due to reliability or quality issues arising from defects in software, faulty components or improper manufacturing methods could negatively impact our operating results and financial position due to costs associated with fixing software or hardware defects; high service and warranty expenses; high inventory obsolescence expense; delays in collecting accounts receivable; payment of liquidated damages for performance failures; and loss of customer goodwill and future sales.
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
We and our third-party providers may be unable to adequately prevent unauthorized third-party copying or use of our IP. For example, contractual provisions protecting our IP are subject to breach, and our IP is subject to reverse engineering and unlawful distribution. It may become more difficult to adequately protect our IP as we expand our reliance on third parties for the design, development and/or manufacture of our products. In addition, we may become subject to increased risks arising from or related to security breaches, data loss or theft of our data or our IP, and have greater difficulty protecting our IP as our work-from-anywhere workforce and work product become more distributed. Policing the unauthorized use and distribution of our IP is difficult and costly. Litigation, which could result in substantial costs, diversion of resources and harm to our business, may be necessary to enforce our IP rights, protect our trade secrets or determine the validity and scope of proprietary rights.
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
As a global company, our performance is affected by global economic, market and industry conditions (including the current inflationary economic environment, rising interest rates and disruptions related to the banking industry) as well as geopolitical issues and other conditions with global reach. In recent years, concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty make it more difficult for us to manage our operations and accurately forecast revenue, gross margin and operating expenses. Further, recent bank failures and other adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have led to market-wide liquidity problems. While we have no borrowings with or deposit exposure to these recently failed banks and have not experienced an adverse impact to our liquidity or to our business operations, financial condition, or results of operations as a result of these recent events, uncertainty may remain over liquidity concerns in the broader financial services industry, and there may be unpredictable impacts to our business and our industry.
Geopolitical issues, such as the Russian invasion of Ukraine, relations between the U.S. and China, tariff and trade policy changes, and increasing potential of conflict involving countries in Asia that are critical to our supply-chain operations, such as Taiwan and China, have resulted in increasing global tensions and create uncertainty for global commerce. In addition, rising inflation in the United States has affected businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn, and our platform and services are perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending. Sustained or worsening of global economic conditions and geopolitical issues may increase our cost of doing business, materially disrupt our supply chain operations, cause our customers to reduce or delay spending and intensify pricing pressures. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, demand for our products, and our business, financial condition and results of operations, could be adversely affected.
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
Many of our current or potential competitors have longer operating histories, greater name recognition, broader product lines, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do and are better positioned to acquire and offer complementary products and services. As the broadband access equipment market has undergone and continues to undergo consolidation, our competitors have merged, grown and been able to offer more comprehensive solutions than they individually had offered. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features, because the products that we and our competitors offer require a substantial investment of time and funds to qualify and install. The demand on network capacity due to remote workforces may attract new market entrants with competitive or substitutive products, which may lead to increased sales cycles, cause pricing pressure and impact adoption of our platform due to the broader availability of product offerings. Some of our competitors may offer substantial discounts or rebates to win or retain customers. If we are forced to reduce prices to retain existing customers or win new customers, we may be unable to sustain gross margin at desired levels or profitability. Competitive pressures could result in increased pricing pressure, reduced profit margin, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could reduce our revenue and adversely affect our financial results.
Our industry is characterized by rapid technological advancements, and if we fail to develop new products or enhancements that meet changing BSP requirements, we could experience lower sales.
Our industry is characterized by rapid technological change, changing needs of BSPs, evolving industry standards and frequent introductions of new products and platform offerings. We invest significant amounts to pursue innovative technologies that we believe will be adopted by BSPs. For example, we have invested and plan to continue to invest resources in our platform offerings. In addition, on an ongoing basis, we expect to reposition our product and service offerings and introduce new offerings as we encounter rapidly changing BSP requirements and increasing competitive pressures. If we cannot increase sales of our new platform and services, keep pace with rapid technological developments to meet customer needs and compete with evolving standards or if the technologies we choose to invest in fail to meet customer needs or are not adopted by customers in the timeframes that we expect, our financial condition and results of operations would be adversely affected.
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
Demand for our products depends on the magnitude and timing of capital spending by BSPs as they construct, expand, upgrade and maintain their access networks as well as BSPs’ adoption of our platform and managed services. Capital spending is cyclical in our industry, sporadic among individual BSPs and can change on short notice, which gives us little visibility into changes in spending behavior in any particular quarter. Capital spending for network infrastructure projects could be delayed or canceled in response to factors outside our control, such as reduced consumer spending, challenging capital markets or declining liquidity trends. BSP spending is also affected by reductions in budgets, including as a result of a general economic downturn, delays in purchasing cycles, access to government funding programs or capital markets, and seasonality and delays in capital allocation decisions. Historically, our customers may spend less or have less deployments in the first quarter due to pending annual budgets or, in certain regions, due to weather conditions that inhibit outside fiber deployment, resulting in weaker demand for our products in the first quarter. Softness in demand in any of our customer markets, including due to macroeconomic conditions beyond our control or uncertainties associated with regulatory reforms, has and could in the future lead to unexpected decline or slowdown in customer capital expenditure. Further, BSPs may pursue capital investment in network technologies other than those offered by us or may choose not to adopt our products and platform solutions in their networks. Reductions in capital expenditures by BSPs would have a material negative impact on our revenue and results of operations and slow our rate of revenue growth. As a consequence, our results for a particular period may be difficult to predict, and our prior results are not necessarily indicative of results in future periods.
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
Government authorities in the United States and around the world have implemented and are continuing to implement broader and more stringent laws and regulations concerning data protection. The interpretation and application of these data protection laws and regulations are often uncertain and changing, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data practices. For example, the General Data Protection Regulation, or EU GDPR, adopted by the European Union, or EU, and the UK General Data Protection Regulation, or UK GDPR, adopted by the United Kingdom, or UK, (the EU GDPR and UK GDPR hereinafter referred to as the GDPR) and national data protection supplementing laws in these jurisdictions impose specific duties and requirements upon companies that collect, process or control personal data of individuals located in the EU/UK, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Although we currently do not have material operations or business in the EU or the UK, we are in the process of expanding in these jurisdictions, and we have incurred and will continue to incur substantial costs in this respect. Furthermore, the GDPR imposes significant penalties for noncompliance which can amount to €20 million (for the EU GDPR) or £17.5 million (for the UK GDPR), or in the case of an undertaking, up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher; thus, any non-compliance with the GDPR could result in a material adverse effect on our business, financial condition and results of operations. The EU GDPR and UK GDPR regulate cross-border transfers of personal data out of the European Economic Area, or the EEA, and the UK. Twice, the Court of Justice of the European Union, or the CJEU, has invalidated legal mechanisms designed to facilitate the transfer of data from European countries to the United States and, in July 2020, the CJEU held that transfers must be assessed on a case-by-case basis and reliance on standard contractual clauses (a standard form of contract approved by the European Commission as an adequate mechanism for personal data transfers) may not be sufficient in all circumstances. European court and regulatory decisions subsequent to the CJEU July decision have taken a restrictive approach to international data transfers. In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated mechanisms and, on October 7, 2022, President Biden signed an Executive Order on Enhancing Safeguards for United States Intelligence Activities. This introduced new binding safeguards to address the concerns raised by the CJEU in its July 2020 decision and formed the basis of the new EU-US Data Privacy Framework, or DPF, which was released on December 13, 2022. The DPF outlines the practices that U.S. organizations must meet when they self-certify their commitment to the DPF once it goes into effect. In order to be effective as an EU GDPR transfer mechanism to self-certified U.S. entities, the European Commission must declare the DPF adequate; the European Commission is expected to adopt its adequacy decision on the DPF in Q3 2023. In the meantime, the new safeguards introduced by the Executive Order and the DPF are expected to facilitate data transfers to the U.S. on the basis of the standard contractual clauses, though the data transfers enforcement landscape and the DPF’s longer term stability remain uncertain. We currently rely on the standard contractual clauses and the UK International Data Transfer Agreement (or Addendum) to transfer personal data outside the EEA and the UK respectively, including to the U.S. As the enforcement landscape further develops, and supervisory authorities issue further guidance on – and revised standard contractual clauses for – international data transfers to the U.S. and elsewhere, our business, operations and financial condition could be adversely affected. Our current contracts may not be sufficient and we could suffer additional costs, complaints and/or regulatory investigations or fines. We may also have to stop using certain tools and vendors and make other operational changes. We have had to and will have to implement standard contractual clauses and/or the UK equivalent mechanism for intragroup, customer and vendor arrangements. Further, our customers may not use our services in a manner that is compliant with applicable data privacy laws and regulations and our services may not be competitive in certain markets.
We and/or our customers are also subject to evolving EU and UK privacy laws on cookies, tracking technologies, e-marketing and electronic communications. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of marketing activities conducted on behalf of our customers, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In addition, new security regulations, such as the EU’s Network and Information Security 2 Directive (NIS2) and the UK’s Telecommunications (Security) Act 2021 together with its implementing regulations impose further security obligations on electronic communications networks and services. We may be required to implement (and contractually commit to) additional security measures to remain a competitive vendor, as customers will need to ensure their vendors are able to meet the obligations that they are themselves subject to, or customers may choose different vendors due to our security measures. This could result in additional costs and require operational changes which could adversely affect our business, operations and financial condition.
In light of the complex and evolving nature of EU, EU Member State and UK privacy laws, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of technologies and/or our processing activities, enforcement notices and assessment notices (for a compulsory audit), as well as lead to civil claims including class actions, and reputational damage.

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
While our working capital needs to support our business operations and growth have been funded from operating cash flows in the near term, we may need additional capital if our current plans and assumptions change. In January 2022, we terminated our loan and security agreement with Bank of America, N.A. If our financial position deteriorates, we may not be able to secure a similar source of financing to support our working capital needs on acceptable terms or at all. If future financings involve the issuance of equity securities, our then-existing stockholders will suffer dilution. If we raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. If we are unable to sustain positive operating income and cash flows from operations, our liquidity, results of operations and financial condition may be adversely affected. Furthermore, if we are unable to generate sufficient cash flows to support our operational needs, we may need to cease our repurchase program or seek additional sources of liquidity, including borrowings, to support our working capital needs, even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.
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
We may acquire businesses, products or technologies to expand our product offerings and capabilities, customer base and business. We have evaluated and expect to continue to evaluate a wide array of potential strategic transactions. Such investments may involve significant risks and uncertainties, including distraction of management from current operations, unanticipated costs, and legal and regulatory challenges, all of which could have a material adverse impact on our financial condition and results of operations. In addition, the anticipated benefit of any acquisition may never materialize or the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures.
We cannot guarantee that our stock repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value. Repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance.
In July 2022, our Board of Directors authorized a one-year stock repurchase program for up to $100 million of our common stock, and in May 2023, our Board of Directors approved an amendment of the stock repurchase program to eliminate the one-year end date. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with our capital allocation strategy. Stock repurchases could have an impact on our common stock trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.

General Risks
As a public company we are subject to significant accounting, legal and regulatory requirements; our failure to comply with these requirements may adversely affect our operating results and financial condition.
We are subject to significant accounting, legal and regulatory requirements, including requirements and rules under the Sarbanes-Oxley Act, or SOX, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, among other rules and regulations implemented by the SEC, as well as listing requirements of the New York Stock Exchange, or NYSE. We incur significant accounting, legal and other expenses and must invest substantial time and resources to comply with public company reporting and compliance requirements, including costs to ensure we have adequate internal controls over accounting and financial reporting, proper documentation and testing procedures among other requirements. We cannot be certain that the actions we have taken to implement internal controls over financial reporting will be sufficient. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement, particularly as we enhance, automate and improve functionality of our processes and internal applications. New laws and regulations as well as changes to existing laws and regulations affecting public companies would likely result in increased costs to us as we respond to their requirements. We continue to invest resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expense.
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
In July 2022, the Company’s Board of Directors authorized a one-year stock repurchase program for up to $100 million of the Company’s common stock. In May 2023, the Company’s Board of Directors amended the repurchase program to remove the one-year end date. The Company’s repurchases for the three months ended July 1, 2023 are disclosed below (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2, 2023 to April 30, 2023	107	$45.09	107	$94,002
May 1, 2023 to May 31, 2023	93	42.96	93	90,000
June 1, 2023 to July 1, 2023	—	—	—	90,000
	200		200
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
On May 1, 2023, Michael Weening, President and Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading arrangement (the “10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The 10b5-1 Plan allows for the contemporaneous exercise of options and sale of up to 284,000 shares of Common Stock, at specific market prices, commencing on July 31, 2023, and continuing until all such options are exercised and the underlying shares are sold, or April 30, 2025, whichever comes first.

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

10.1*	Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended February 9, 2023.

10.2*	Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended February 9, 2023.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: July 24, 2023	By:	/s/ Michael Weening
Michael Weening
President and Chief Executive Officer (Principal Executive Officer)

Date: July 24, 2023	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)