Form 10-Q
period 2023-09-30
CALIX, INC
filed 2023-10-24
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of October 16, 2023, there were 65,867,044 shares of the Registrant’s common stock, par value $0.025, outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2023	December 31, 2022
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$135,675	$79,073
Marketable securities	114,417	162,642
Accounts receivable, net	80,661	93,804
Inventory	150,033	149,160
Prepaid expenses and other current assets	106,839	62,691
Total current assets	587,625	547,370
Property and equipment, net	29,123	25,834
Right-of-use operating leases	9,964	9,283
Deferred tax assets	162,901	167,031
Goodwill	116,175	116,175
Other assets	20,872	19,142
	$926,660	$884,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,134	$41,407
Accrued liabilities	82,078	90,474
Deferred revenue	34,944	33,541
Total current liabilities	139,156	165,422
Long-term portion of deferred revenue	25,413	25,072
Operating leases	8,446	8,442
Other long-term liabilities	2,700	6,332
Total liabilities	175,715	205,268
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 65,950 shares issued and outstanding as of September 30, 2023, and 65,735 shares issued and outstanding as of December 31, 2022	1,649	1,644
Additional paid-in capital	1,104,435	1,070,100
Accumulated other comprehensive loss	(1,359)	(2,473)
Accumulated deficit	(353,780)	(389,704)
Total stockholders’ equity	750,945	679,567
	$926,660	$884,835

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Revenue	$263,835	$236,334	$774,859	$623,324
Cost of revenue	123,286	117,762	369,789	312,780
Gross profit	140,549	118,572	405,070	310,544
Operating expenses:
Sales and marketing	52,356	46,134	158,817	123,363
Research and development	46,963	33,196	135,477	93,443
General and administrative	25,301	19,237	73,100	54,179
Total operating expenses	124,620	98,567	367,394	270,985
Operating income	15,929	20,005	37,676	39,559
Interest income and other expense, net:
Interest income, net	2,658	595	6,553	870
Other expense, net	(444)	(134)	(448)	(474)
Total interest income and other expense, net	2,214	461	6,105	396
Income before income taxes	18,143	20,466	43,781	39,955
Income taxes	1,190	7,023	7,857	10,872
Net income	$16,953	$13,443	$35,924	$29,083
Net income per common share:
Basic	$0.26	$0.21	$0.54	$0.45
Diluted	$0.24	$0.19	$0.52	$0.42
Weighted-average number of shares used to compute
net income per common share:
Basic	66,288	65,355	66,201	64,892
Diluted	69,579	69,174	69,644	68,587

Net income	$16,953	$13,443	$35,924	$29,083
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	263	(488)	1,185	(1,956)
Foreign currency translation adjustments, net	(33)	(335)	(71)	(808)
Total other comprehensive income (loss), net of tax	230	(823)	1,114	(2,764)
Comprehensive income	$17,183	$12,620	$37,038	$26,319

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 1, 2023	66,320	$1,658	$1,112,434	$(1,589)	$(370,733)	$741,770
Stock-based compensation	—	—	16,026	—	—	16,026
Issuance of common stock under equity incentive plans, net of forfeitures	359	9	8,366	—	—	8,375
Repurchases of common stock	(729)	(18)	(32,391)	—	—	(32,409)
Net income	—	—	—	—	16,953	16,953
Other comprehensive income	—	—	—	230	—	230
Balance as of September 30, 2023	65,950	$1,649	$1,104,435	$(1,359)	$(353,780)	$750,945

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 2, 2022	65,241	$1,631	$1,032,833	$(2,261)	$(415,074)	$617,129
Stock-based compensation	—	—	11,027	—	—	11,027
Issuance of common stock under equity incentive plans, net of forfeitures	201	5	6,966	—	—	6,971
Net income	—	—	—	—	13,443	13,443
Other comprehensive loss	—	—	—	(823)	—	(823)
Balance as of October 1, 2022	65,442	$1,636	$1,050,826	$(3,084)	$(401,631)	$647,747

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	65,735	$1,644	$1,070,100	$(2,473)	$(389,704)	$679,567
Stock-based compensation	—	—	50,090	—	—	50,090
Issuance of common stock under equity incentive plans, net of forfeitures	1,169	29	26,630	—	—	26,659
Repurchases of common stock	(954)	(24)	(42,385)	—	—	(42,409)
Net income	—	—	—	—	35,924	35,924
Other comprehensive income	—	—	—	1,114		1,114
Balance as of September 30, 2023	65,950	$1,649	$1,104,435	$(1,359)	$(353,780)	$750,945

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	64,274	$1,607	$997,855	$(320)	$(430,714)	$568,428
Stock-based compensation	—	—	31,502	—	—	31,502
Issuance of common stock under equity incentive plans, net of forfeitures	1,168	29	21,469	—	—	21,498
Net income	—	—	—	—	29,083	29,083
Other comprehensive loss	—	—	—	(2,764)	—	(2,764)
Balance as of October 1, 2022	65,442	$1,636	$1,050,826	$(3,084)	$(401,631)	$647,747

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Operating activities:
Net income	$35,924	$29,083
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	50,090	31,502
Depreciation and amortization	12,181	10,837
Deferred income taxes	4,294	5,225
Net accretion of available-for-sale securities	(3,119)	(533)
Changes in operating assets and liabilities:
Accounts receivable, net	13,143	(15,308)
Inventory	(873)	(52,236)
Prepaid expenses and other assets	(48,532)	(32,854)
Accounts payable	(19,756)	36,170
Accrued liabilities	(141)	9,825
Deferred revenue	1,745	9,112
Other long-term liabilities	(3,629)	(9,745)
Net cash provided by operating activities	41,327	21,078
Investing activities
Purchases of property and equipment	(13,883)	(9,260)
Purchases of marketable securities	(133,521)	(142,280)
Maturities of marketable securities	185,888	134,325
Net cash provided by (used in) investing activities	38,484	(17,215)
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	26,659	21,498
Repurchases of common stock	(42,409)	—
Payments related to financing arrangements	(7,560)	(995)
Net cash provided by (used in) financing activities	(23,310)	20,503
Effect of exchange rate changes on cash and cash equivalents	101	(527)
Net increase in cash and cash equivalents	56,602	23,839
Cash and cash equivalents at beginning of period	79,073	51,333
Cash and cash equivalents at end of period	$135,675	$75,172

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
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first quarter ending on the Saturday closest to March 31st. As a result, the Company had one less day in the nine months ended September 30, 2023 than for the nine months ended October 1, 2022. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s significant accounting policies did not change during the nine months ended September 30, 2023.
Newly Adopted Accounting Standard
The Company did not adopt any new accounting standards during the nine months ended September 30, 2023 that were significant to the Company.

Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2023 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that are significant or expected to be significant to the Company.

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
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as other expense, net. There were no realized gains and losses for the three and nine months ended September 30, 2023 and October 1, 2022, respectively.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents:
Cash	$30,264	$39,189
Commercial paper	38,093	33,199
Money market funds	35,720	555
U.S. government securities	31,598	5,990
Corporate debt securities	—	140
Total cash and cash equivalents	135,675	79,073
Marketable securities:
U.S. government securities	57,134	106,750
U.S. government agency securities	44,370	23,632
Commercial paper	8,358	28,992
Corporate debt securities	4,555	3,168
Municipal securities	—	100
Total marketable securities	114,417	162,642
	$250,092	$241,715
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities.

The amortized cost and fair value of marketable securities were as follows (in thousands):

As of September 30, 2023	Amortized Cost	Unrealized Losses	Fair Value
U.S. government securities	$88,922	$(190)	$88,732
Commercial paper	46,473	(22)	46,451
U.S. government agency securities	44,801	(431)	44,370
Corporate debt securities	4,590	(35)	4,555
	$184,786	$(678)	$184,108

As of December 31, 2022	Amortized Cost	Unrealized Losses	Fair Value
U.S. government securities	$114,119	$(1,379)	$112,740
Commercial paper	62,262	(71)	62,191
U.S. government agency securities	23,876	(244)	23,632
Corporate debt securities	3,312	(4)	3,308
Municipal securities	101	(1)	100
	$203,670	$(1,699)	$201,971
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

The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of September 30, 2023	Level 1	Level 2	Total
Money market funds	$35,720	$—	$35,720
U.S. government securities	88,732	—	88,732
Commercial paper	—	46,451	46,451
U.S. government agency securities	—	44,370	44,370
Corporate debt securities	—	4,555	4,555
	$124,452	$95,376	$219,828

As of December 31, 2022	Level 1	Level 2	Total
Money market funds	$555	$—	$555
U.S. government securities	112,740	—	112,740
Commercial paper	—	62,191	62,191
U.S. government agency securities	—	23,632	23,632
Corporate debt securities	—	3,308	3,308
Municipal securities	—	100	100
	$113,295	$89,231	$202,526
5. Balance Sheet Details

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable	$80,986	$94,201
Allowance for doubtful accounts	(325)	(397)
	$80,661	$93,804
Inventory consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$11,696	$640
Finished goods	138,337	148,520
	$150,033	$149,160
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Supplier deposits	$65,891	$39,064
Prepaid expenses and other current assets	40,948	23,627
	$106,839	$62,691
Notes Receivable
The Company has notes receivable with one customer related to the sale of hardware. The notes receivable are secured by the underlying hardware and have original terms of three years at interest rates ranging from 5% to 8%. The Company assesses the credit worthiness of this customer on a periodic basis and did not have an allowance for credit losses against these notes as of September 30, 2023. As of September 30, 2023, there was $13.0 million outstanding, of which $5.2 million is included in “Prepaid expenses and other current assets” and $7.8 million in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Test equipment	$50,023	$44,106
Computer equipment	13,637	13,396
Software	12,505	10,389
Leasehold improvements	1,990	1,730
Furniture and fixtures	1,261	1,153
Total	79,416	70,774
Accumulated depreciation and amortization	(50,293)	(44,940)
	$29,123	$25,834

Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Compensation and related benefits	$24,666	$27,813
Component inventory held by suppliers	13,428	10,280
Professional and consulting fees	6,977	7,307
Current portion of warranty and retrofit	5,795	6,377
Customer advances or rebates	5,449	5,653
Taxes payable	4,742	4,581
Revenue share payments	4,186	7,210
Operating leases	3,996	3,949
Product returns	2,723	2,961
Business events	1,967	3,167
Insurance	1,698	1,785
Freight	1,146	3,649
Other	5,305	5,742
	$82,078	$90,474

Changes in the Company’s accrued warranty and retrofit liability were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Balance at beginning of period	$8,306	$8,654	$8,386	$9,594
Accruals for product warranty and retrofit	1,081	219	2,899	396
Cost of warranty and retrofit claims	(995)	(566)	(2,893)	(1,683)
Balance at end of period	$8,392	$8,307	$8,392	$8,307

In March 2018, and as amended in December 2020, the Company entered into an agreement with a vendor to develop a certain software product and related enhancements pursuant to which the Company is obligated to make revenue-share payments under the program, subject to aggregate fixed revenue-share payments of $15.8 million. The payments are based on a revenue-share rate applied to revenue from the developed-product and the corresponding hardware sales through March 2024. If the minimum revenue-share payments are not achieved by the end of that period, a true-up payment will be due. As of September 30, 2023, the liability, including accrued interest, was $4.2 million, which is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2022, the liability, including accrued interest, was $11.4 million, of which $7.2 million was included in “Accrued liabilities” and $4.2 million in “Other long-term liabilities.”

6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of September 30, 2023 (in thousands):

Period	Future Minimum Lease Payments
Remainder of 2023	$1,108
2024	4,664
2025	4,466
2026	1,485
2027 and thereafter	1,785
Total future minimum lease payments	13,508
Less imputed interest	(1,066)
$12,442

As of September 30, 2023, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$3,996
Operating leases	8,446
$12,442
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $5.5 million and are included in the table above.
The weighted average discount rate for the Company’s operating leases as of September 30, 2023 was 5.4%. The weighted average remaining lease term as of September 30, 2023 was 3.3 years.
For the three and nine months ended September 30, 2023, total rent expense of the Company was $1.2 million and $3.6 million, respectively. For the three and nine months ended October 1, 2022, total rent expense of the Company was $1.2 million and $3.4 million, respectively. Cash paid within operating cash flows for operating leases was $3.4 million for the nine months ended September 30, 2023 and October 1, 2022 for each respective period.
Purchase Commitments
The Company’s suppliers, including contract manufacturers (“CMs”) and original design manufacturers (“ODMs”), place orders for certain component inventory in advance based upon the Company’s build forecasts in order to reduce manufacturing lead times and ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs and ODMs. The Company places purchase orders with its CMs and ODMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the finished goods inventory. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. As of September 30, 2023 and December 31, 2022, the Company had approximately $227.2 million and $340.6 million, respectively, of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs, within two years.
The Company has from time to time, and subject to certain conditions, reimbursed certain suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that greatly exceed projected demand. The estimated excess and obsolete inventory liabilities related to such manufacturing and engineering change orders and other factors, which are included in accrued liabilities in the accompanying balance sheets, were $13.4 million and $10.3 million as of September 30, 2023 and December 31, 2022, respectively. The Company records the related charges in cost of revenue in its Condensed Consolidated Statements of Comprehensive Income.

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
7. Stockholders’ Equity
2019 Equity Incentive Award Plan
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, are eligible to receive awards under the 2019 Equity Incentive Award Plan (“the 2019 Plan”). The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards and dividend equivalents to eligible individuals. At the Company’s 2023 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the 2019 Plan by 1.5 million shares. As of September 30, 2023, there were 5.4 million shares available for issuance under the 2019 Plan.
During the three months ended September 30, 2023, stock option awards exercisable for up to an aggregate of 0.3 million shares of common stock were granted with a grant date weighted-average exercise price of $41.18 per share. During the nine months ended September 30, 2023, stock option awards exercisable for up to an aggregate of 0.9 million shares of common stock were granted with a grant date weighted-average exercise price of $46.25 per share. These stock option awards vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter over an additional three years.
In February 2023, performance-based stock option awards exercisable for up to an aggregate of 1.2 million shares of common stock were granted to certain Company executives with a grant date exercise price of $51.57 per share. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net operating income for 2023 (collectively, the “2023 Performance Targets”) during the one-year performance period. These performance-based stock option awards will vest, subject to certification by the Compensation Committee of the Company’s Board of Directors upon the achievement of the 2023 Performance Targets, as to 25% of the shares of common stock earned on the one year anniversary of the date of grant, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. If the non-GAAP net operating income target and the bookings target are each achieved below 80% of target, no shares would be awarded, and the performance-based stock option awards would be forfeited in full. If either target is achieved at the minimum threshold of 80% of target, then the shares are awarded at 50% of the granted shares, with an increasing percentage of shares awarded above the minimum thresholds up to 125% of the granted shares for each target. Each target result is then weighted by 50% and the combined total determines the percent of target shares. The maximum combined award is 100%. The probability of meeting a portion of the performance conditions related to these performance-based stock option awards was assessed to be probable as of September 30, 2023 based on adjusted targets, and stock-based compensation expense of $2.8 million was recognized for the three months ended September 30, 2023. For the nine months ended September 30, 2023, stock-based compensation expense of $9.7 million was recognized.
During the three months ended September 30, 2023, 61,000 shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $9.01 per share. During the nine months ended September 30, 2023, 0.3 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $11.93 per share. As of September 30, 2023, unrecognized stock-based compensation expense of $84.6 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.1 years.
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
The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of September 30, 2023, there were 4.5 million shares available for issuance under the ESPP. During the nine months ended September 30, 2023, 0.2 million shares were purchased under the ESPP. As of September 30, 2023, unrecognized stock-based compensation expense of $1.2 million related to the ESPP is expected to be recognized over a remaining service period of 0.4 years.
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
At the Company’s 2023 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the NQ ESPP by 1.2 million shares. The maximum number of shares of common stock currently authorized for issuance under the NQ ESPP is 7.5 million shares. As of September 30, 2023, there were 3.6 million shares available for issuance under the NQ ESPP. During the nine months ended September 30, 2023, 0.6 million shares were purchased and issued. As of September 30, 2023, unrecognized stock-based compensation expense of $11.4 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 0.8 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Cost of revenue	$734	$698	$2,314	$1,964
Sales and marketing	4,333	3,082	13,818	8,412
Research and development	4,245	2,808	13,417	8,812
General and administrative	6,714	4,439	20,541	12,314
	$16,026	$11,027	$50,090	$31,502
Income tax benefit recognized	$2,578	$1,691	$9,685	$7,818
Stock Repurchase Program
The Company has in place a stock repurchase program for up to $100 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases depends on prevailing stock prices, general economic and market conditions, and other considerations consistent with the Company’s capital allocation strategy. The repurchase program does not obligate the Company to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. For the nine months ended September 30, 2023, the Company purchased 1.0 million shares of common stock for $42.4 million at an average price per share of $44.47. As of September 30, 2023, the remaining balance under this authorization was $57.6 million.
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
The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
United States	$235,128	$215,857	$695,491	$565,420
Europe	19,377	7,178	46,483	16,705
Americas ex U.S.	7,414	11,557	26,280	31,236
Middle East & Africa	1,740	1,223	5,888	8,940
Asia Pacific	176	519	717	1,023
	$263,835	$236,334	$774,859	$623,324
Contract Asset
Contract assets include amounts recognized as revenue prior to the Company’s contractual right to bill the customer. Amounts are billed in accordance with the agreed-upon contractual terms. The closing balance as of September 30, 2023 was $5.5 million of which the Company expects to bill 47% of the balance during the remainder of 2023. The contract asset balance may fluctuate depending on the timing of fulfilling the related performance obligations with the Company's customers.
Contract Liability
Deferred revenue was $60.4 million, $67.2 million and $58.6 million as of September 30, 2023, July 1, 2023 and December 31, 2022, respectively. The decrease in the deferred revenue balance for the three months ended September 30, 2023 was the result of revenue recognized of $16.7 million that was included in the deferred revenue balance at the beginning the period offset by cash payments received or due in advance of satisfying the Company’s performance obligations. The increase in the deferred revenue balance for the nine months ended September 30, 2023 was driven by cash payments received or due in advance of satisfying the Company’s performance obligations and balances reclassified to contract assets during the period offset by $26.1 million of revenue recognized that was included in the deferred revenue balance at the beginning of the period.
Revenue allocated to remaining performance obligations (“RPOs”) represents contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods but excludes variable consideration where the monthly invoicing is based on usage or where actual usage exceeds the minimum commitment. RPOs were $219.5 million as of September 30, 2023, and the Company expects to recognize as revenue 39% of this amount over the next 12 months and the remainder thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of September 30, 2023 and December 31, 2022, the unamortized balance of deferred commissions was $10.9 million and $11.2 million, respectively. For the three and nine months ended September 30, 2023, the amount of amortization was $1.7 million and $4.6 million, respectively, compared to $1.0 million and $2.6 million for the three and nine months ended October 1, 2022, respectively. There was no impairment loss in relation to the costs capitalized for either period.
Concentration of Customer Risk
No customer accounted for more than 10% of the Company’s revenue for the three or nine months ended September 30, 2023 and October 1, 2022.
Two customers represented 16% and 13%, respectively, of the Company’s accounts receivable as of September 30, 2023. One customer represented 11% of the Company’s accounts receivable as of December 31, 2022.
9. Income Taxes
The following table presents income taxes and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Income before income taxes	$18,143	$20,466	$43,781	$39,955
Income taxes	$1,190	$7,023	$7,857	$10,872
Effective tax rate	6.6%	34.3%	17.9%	27.2%
The Company’s income taxes for the three and nine months ended September 30, 2023 and October 1, 2022 were determined using an estimated effective tax rate adjusted for discrete items that occurred during the respective periods. The Company’s effective tax rate for the three and nine months ended September 30, 2023 and October 1, 2022 differed from the statutory federal corporate tax rate of 21% primarily due to state taxes, the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of U.S. federal research tax credits, excess tax benefits from stock-based compensation and the U.S. tax impact of foreign operations. For the three and nine months ended September 30, 2023, the Company recognized a tax benefit of $3.6 million related to the finalization of its 2022 tax returns.
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
The Company maintained a valuation allowance for the three and nine months ended September 30, 2023 and October 1, 2022 of $29.9 million and $30.9 million, respectively, on certain U.S. federal and state deferred tax assets that the Company believes are not more likely than not to be realized in future periods.
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
10. Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Net income	$16,953	$13,443	$35,924	$29,083
Denominator:
Weighted-average common shares outstanding used to compute basic net income per share	66,288	65,355	66,201	64,892
Effect of dilutive common stock equivalents	3,291	3,819	3,443	3,695
Weighted-average common shares outstanding used to compute diluted net income per share	69,579	69,174	69,644	68,587
Net income per common share:
Basic net income per common share	$0.26	$0.21	$0.54	$0.45
Diluted net income per common share	$0.24	$0.19	$0.52	$0.42
Potentially dilutive shares excluded, weighted average	4,958	1,724	4,022	1,803
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
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue for the three and nine months ended September 30, 2023, or that we expect will impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, including higher costs due to materials shortages including components, supply constraints, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty, incurrence of retrofit costs, amortization of intangibles, support fees for silicon-related development work for our products, changes in trade policies, allowances for obligations to our suppliers and inventory write-downs. In addition, we periodically elect to ship by air versus by ocean in order to meet delivery commitments to our customers, which is more costly. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
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
Our critical accounting policies and estimates, which are revenue recognition, inventory valuation and supplier purchase commitments and income taxes, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022. For the nine months ended September 30, 2023, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2023 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2022 that are significant or expected to be significant to us.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and October 1, 2022
Revenue
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Variance in Dollars	Variance in Percent	September 30, 2023	October 1, 2022	Variance in Dollars	Variance in Percent
Revenue	$263,835	$236,334	$27,501	12%	$774,859	$623,324	$151,535	24%
Our revenue increased by $27.5 million and $151.5 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. The increase in revenue was primarily due to higher revenue from our growing base of small and medium BSP customers and the continuation of BSPs seeking to provide their subscribers a better experience by adopting our platform and managed services. During the second half of 2022, we added a new medium-

sized customer that began to receive significant shipments during the second half of 2022 and the nine months ended September 30, 2023.
For the three and nine months ended September 30, 2023, United States revenue was $235.1 million and $695.5 million, or 89% and 90% of our revenue, compared to $215.9 million and $565.4 million, or 91% of our revenue for the same periods in 2022. International revenue was $28.7 million and $79.4 million, or 11% and 10% of our revenue, for the three and nine months ended September 30, 2023, as compared to $20.5 million and $57.9 million, or 9% of our revenue, for the same periods in 2022.
No customer accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2023 and October 1, 2022.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Variance in Dollars	Variance in Percent	September 30, 2023	October 1, 2022	Variance in Dollars	Variance in Percent
Gross profit	$140,549	$118,572	$21,977	19%	$405,070	$310,544	$94,526	30%
Gross margin	53.3%	50.2%			52.3%	49.8%
Gross profit increased to $140.5 million and $405.1 million for the three and nine months ended September 30, 2023, from $118.6 million and $310.5 million during the corresponding periods in 2022. The increase in gross margin of 310 and 250 basis points for the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022, was mainly due to increased contributions from our platform and managed services, a shift in product mix and the sell through of a lower amount of excessively priced components acquired in the secondary market during the supply-chain disruption partially offset by excess and obsolete inventory charges.
Operating Expenses
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Variance in Dollars	Variance in Percent	September 30, 2023	October 1, 2022	Variance in Dollars	Variance in Percent
Sales and marketing expenses	$52,356	$46,134	$6,222	13%	$158,817	$123,363	$35,454	29%
Percent of revenue	20%	20%			20%	20%
Sales and marketing expenses for the three months ended September 30, 2023 increased by $6.2 million compared with the corresponding period in 2022 primarily due to increases in personnel expenses of $5.8 million mainly related to sales headcount and higher sales incentive compensation and in stock-based compensation of $1.3 million, partially offset by lower marketing expenses of $1.4 million.
Sales and marketing expenses for the nine months ended September 30, 2023 increased by $35.5 million compared with the corresponding period in 2022 primarily due to increases in personnel expenses of $25.8 million mainly related to sales headcount and higher sales incentive compensation, stock-based compensation of $5.4 million and travel expenses of $2.2 million.
We expect our investments in sales and marketing will increase in absolute dollars, but be relatively consistent as a percentage of revenue, as we extend our market reach and grow our business in support of our key strategic initiatives.

Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Variance in Dollars	Variance in Percent	September 30, 2023	October 1, 2022	Variance in Dollars	Variance in Percent
Research and development expenses	$46,963	$33,196	$13,767	41%	$135,477	$93,443	$42,034	45%
Percent of revenue	18%	14%			17%	15%
Percentage of gross profit	33%	28%			33%	30%
Research and development expenses for the three months ended September 30, 2023 increased by $13.8 million as compared with the corresponding period in 2022 mainly due to increases in personnel expenses of $10.7 million, stock-based compensation of $1.4 million, prototypes and test equipment expenses of $0.9 million, and depreciation and amortization of $0.9 million.
Research and development expenses for the nine months ended September 30, 2023 increased by $42.0 million as compared with the corresponding period in 2022 mainly due to increases in personnel expenses of $27.9 million, stock-based compensation of $4.6 million, prototypes and test equipment expenses of $3.2 million, depreciation and amortization of $2.4 million and outside services of $1.9 million.
We expect our investments in research and development to increase in absolute dollars, but remain relatively consistent as a percentage of gross profit, as we seek to expand the functionality and capabilities of our platforms.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Variance in Dollars	Variance in Percent	September 30, 2023	October 1, 2022	Variance in Dollars	Variance in Percent
General and administrative expenses	$25,301	$19,237	$6,064	32%	$73,100	$54,179	$18,921	35%
Percent of revenue	10%	8%			9%	9%
General and administrative expenses for the three months ended September 30, 2023 increased by $6.1 million as compared with the corresponding period in 2022 mainly due to increases in personnel expenses of $3.2 million and stock-based compensation of $2.3 million. We plan to continue to invest in our information technology infrastructure and headcount due to the growth of our business.
General and administrative expenses for the nine months ended September 30, 2023 increased by $18.9 million as compared with the corresponding period in 2022 mainly due to increases in personnel expenses of $9.0 million, stock-based compensation of $8.2 million and outside services of $1.1 million.
We expect our general and administrative investments to increase in absolute dollars but decline slightly as a percentage of revenue over time in relation to increased revenue.

Interest and Other Expense, net
The following table sets forth our interest and other expense, net (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Variance in Dollars	Variance in Percent	September 30, 2023	October 1, 2022	Variance in Dollars	Variance in Percent
Interest and other expense, net	$2,214	$461	$1,753	380%	$6,105	$396	$5,709	1,442%
Percent of revenue	1%	—%			1%	—%
Interest and other expense, net increased by $1.8 million and $5.7 million as compared with the corresponding periods in 2022 mainly due to a higher rate of interest earned on our cash, cash equivalents and marketable securities as well as a larger cash and investments balance year over year.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	Variance in Dollars	Variance in Percent	September 30, 2023	October 1, 2022	Variance in Dollars	Variance in Percent
Income taxes	$1,190	$7,023	$(5,833)	(83)%	$7,857	$10,872	$(3,015)	(28)%
Effective tax rate	6.6%	34.3%			17.9%	27.2%
For the three and nine months ended September 30, 2023, our income tax expense was $1.2 million and $7.9 million for an effective tax rate of 6.6% and 17.9%, respectively, which differed from the statutory rate of 21% primarily due to state taxes, the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of U.S. federal research tax credits, excess tax benefits from stock-based compensation and the U.S. tax impact of foreign operations. The effective tax rates for the three and nine months ended September 30, 2023 are lower than the similar periods in 2022 primarily as a result of additional U.S. federal research tax credits and the U.S. tax impact of foreign operations. For the three and nine months ended September 30, 2023, we recognized a tax benefit of $3.6 million related to the finalization of our 2022 tax returns.
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
Liquidity and Capital Resources
Historically, we have funded our operations and investing activities primarily through sales of our common stock, cash flow generated from operations and various borrowing arrangements. For the past few years, we have generated cash flow from our operations as our business has grown. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $250.1 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government agency securities and commercial paper.
Operating Activities
Net cash provided by operating activities was $41.3 million for the nine months ended September 30, 2023 and consisted of net income of $35.9 million and non-cash charges of $63.4 million offset by cash flow decreases of $58.0 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $50.1 million and depreciation and amortization of $12.2 million.
Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $48.5 million mainly due to advanced payments to supply chain partners, an increase in prepaid taxes and reclassification of contract assets from deferred revenue; a decrease in accounts payable of $19.8 million related to the timing of vendor payments; and a decrease in accrued liabilities of $3.8 million due to the payout of incentive compensation and payments related to our Calix ConneXions 2022 Customer Success and Innovation conference. These changes were partially offset by a decrease in accounts receivable of $13.1 million, mainly due to increased linearity of shipments in the third quarter of 2023 resulting in higher collections in the quarter.

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
Investing Activity
For the nine months ended September 30, 2023, cash used in investing activities of $38.5 million consisted of net purchases of marketable securities of $52.4 million and capital expenditures of $13.9 million, consisting primarily of purchases of test and computer equipment and software.
For the nine months ended October 1, 2022, cash used in investing activities of $17.2 million consisted of net purchases of marketable securities of $8.0 million and capital expenditures of $9.3 million, consisting primarily of purchases of test and computer equipment.
Financing Activities
Net cash used in financing activities of $23.3 million for the nine months ended September 30, 2023 primarily consisted of purchases of our common stock of $42.4 million and payments related to a financing arrangement of $7.6 million. This was partially offset by proceeds from the issuance of common stock related to our equity plans of $26.7 million.
Net cash provided by financing activities of $20.5 million for the nine months ended October 1, 2022 primarily consisted of proceeds from the issuance of common stock related to our equity plans of $21.5 million partially offset by payments related to a financing arrangement of $1.0 million.
Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, normal recurring trade payables, compensation-related and expense accruals, operating leases and revenue-share obligations. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. Furthermore, our Board of Directors has authorized a common stock repurchase program for up to $100 million of which $57.6 million remained available as of September 30, 2023. Our stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.
We believe, based on our current operating plan and expected operating cash flows, that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to terminate our stock repurchase program, limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which may adversely impact our business and potential growth.
Contractual Obligations and Commitments
Our principal commitments as of September 30, 2023 consisted of our contractual obligations under non-cancelable outstanding purchase obligations, operating lease obligations for office space and a revenue share obligation. The following table summarizes our contractual obligations as of September 30, 2023 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$275,666	$178,537	$82,816	$9,882	$4,431
Operating lease obligations (2)	13,508	4,592	6,847	1,735	334
Revenue share obligation (3)	4,217	4,217	—	—	—
	$293,391	$187,346	$89,663	$11,617	$4,765

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $250.1 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities because of changes in interest rates.
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

	Nine Months Ended
	September 30, 2023	October 1, 2022
USD	91%	92%
RMB	5%	5%
INR	2%	1%
GBP	2%	2%
	100%	100%

If USD had appreciated or depreciated by 10%, relative to RMB, INR and GBP, our operating expenses for the first nine months of 2023 would have decreased or increased by approximately $3.4 million, or approximately 1%.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 30, 2023 was a net translation loss of $71,000. This loss is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive loss.”
Transaction Exposure
We have certain assets and liabilities, primarily accounts receivable and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain assets denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to two months. As of September 30, 2023, we had no forward contracts outstanding. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Condensed Consolidated Statements of Comprehensive Income. During the nine months ended September 30, 2023, the net loss we recognized related to these foreign currency denominated assets and liabilities was approximately $0.2 million.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
•Ability to forecast and manage inventory liability with vendors. We have experienced increases in demand from many customers, in part as a result of higher consumer demand for internet services and improved Wi-Fi; in turn, this has resulted in our shipments being delayed. If we underestimate product demand from our customers, our manufacturers may have inadequate component inventory to meet our demand. If we are not able to adequately anticipate demand, this could interrupt our product manufacturing, increase our cost of revenue associated with expedite fees and air freight and/or result in delays or cancellation of customer orders. If we are unable to deliver products timely to our customers, we may lose customer goodwill or our customers may choose to purchase from other vendors, all of which may have a material negative impact on our revenue and operating results. If we overestimate our product demand, our third-party manufacturers may purchase excess components and build excess inventory, and we could be required to pay for these excess parts or products and their storage costs. For example, as of September 30, 2023, we have provided inventory deposits totaling $65.9 million. Long lead times for component supply, which have been exacerbated by higher demand for certain components, and demand for our products has and is expected to continue to impact our ability to accurately forecast our production requirements. We may incur liabilities for certain component inventory purchases that have been rendered excess or obsolete, which may have an adverse effect on our gross margin, financial condition and results of operations.

Security breaches and data loss may expose us to liability, harm our reputation and adversely affect our business.
As part of our business operations, we collect, store, process, use and/or disclose information, including sensitive data relating to our business and personal information about individuals such as our employees and our customers’ subscribers. We process this information to operate our business, including in connection with the provision of our cloud services and by relying on our information systems and data centers (including third-party data centers). We also engage third-party providers to support various internal functions, such as human resources, finance, information technology and electronic communications, as well as the development and delivery of our products and cloud services, which includes collecting, handling, processing and/or storage of data on our behalf. These internal and external functions involve an array of software and systems (including cloud-based) that enable us to conduct, monitor and/or protect our business, operations, systems and information technology assets. Our cloud-based solutions enable us to host our customers’ subscriber data in third-party data centers. Hackers could steal proprietary or personal information related to our business, products, employees, customers, and our customers’ subscribers; hold data ransom; or otherwise interrupt our systems and services or those of our supply chain partners, vendors, customers or others. There have been increasing instances of cybersecurity attacks and security breaches, including sophisticated supply chain attacks. As we and our third-party providers continue to increase our reliance on virtual environments and communications systems and cloud-based solutions to support our work-from-anywhere culture and overall business needs, our exposures to third-party vulnerabilities and security risks also increase. Despite our on-going enhancement of security precautions, hackers are increasingly more sophisticated and aggressive, and our efforts may be inadequate to prevent all incidents of data breach or theft due, for example, to the increased use by attackers of tools and techniques that are specifically designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
We and certain of our third-party providers have been subject to cyberattacks and security incidents. The theft, loss or misuse of proprietary or personal data collected, stored or processed by us or our service providers to run our business could result in significant security and remediation costs, regulatory fines and penalties, and/or litigation costs. Even if we and our third-party providers allocate, implement and manage reasonable security and data protection measures, we could experience data loss, unauthorized data disclosure or a breach of our systems, products or those of our third-party data centers that materially impact our business. The continued growth of our cloud-based platform and managed services portfolio and increased reliance on third-party development partners and third-party software and cloud-based solutions increases the likely risks arising from security breaches or data loss. Any data loss or compromise of our systems that collect and process personal information (including personal information of our customers’ subscribers), or third-party data centers where that personal information is stored, could result in loss of confidence in the security of our offerings and loss of customers or customer goodwill. Further, security incidents could subject us to obligations under privacy and data security laws and regulations around the world (including to notify governmental authorities, regulatory bodies and/or affected individuals), lead to liability given the increasing development of such strict laws and regulations, increase the risk of litigation and governmental or regulatory investigation, require us to notify our customers or other counterparties in relation to such incidents, damage our reputation, and adversely affect our business, financial condition, operating results and cash flows. Although we maintain insurance that may apply to cybersecurity risks and liabilities, there can be no guarantee that any or all costs or losses incurred will be partially or fully insured.
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
Customer demand for our products can change rapidly in response to market and technology developments. We may, from time to time, adjust inventory valuations downward or end of life certain of our products in response to our assessment of our business strategy as well as consideration of demand from our customers for specific products or product lines. We also periodically evaluate our supplier purchase commitments, which have increased significantly due to extended lead-times in the current supply-chain environment. We record a liability for excess and obsolete components based on our estimated future demand for our products, potential obsolescence of technology and product life cycles. If we fail to accurately plan our inventory levels, which becomes more challenging as component lead times increase, we may have to increase write offs for excess or obsolete inventory, or accrue additional liabilities for component inventory held by our suppliers, both of which could have a material adverse effect on our financial condition and results of operations.
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
Geopolitical issues, such as the Russian invasion of Ukraine, armed conflict between Israel and groups based in surrounding regions, relations between the U.S. and China, tariff and trade policy changes, and increasing potential of conflict involving countries in Asia that are critical to our supply-chain operations, such as Taiwan and China, have resulted in increasing global tensions and create uncertainty for global commerce. In addition, rising inflation in the United States has affected businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn, and our platform and services are perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending. Sustained or worsening of global economic conditions and geopolitical issues may increase our cost of doing business, materially disrupt our supply chain operations, cause our customers to reduce or delay spending and intensify pricing pressures. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, demand for our products, and our business, financial condition and results of operations, could be adversely affected.

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
Historically, a large portion of our sales has been, and in the future may be, to a limited number of large customers. Changes in the BSP market, such as financial difficulties, spending cuts or corporate consolidations that impact purchasing decisions by these customers have and may again negatively impact our revenue, and as a result, revenue from such customers may remain flat or continue to decline. For example, sales to Lumen, our only greater than 10% customer in 2020, declined in 2021 and sales to other BSP customers increased such that Lumen was not a 10% customer in 2021 or 2022. There are no assurances that the demand for our products will remain strong from our key customers, and any decrease or delay in purchases of any of our key customers, particularly if prolonged or sustained, or our inability to grow our sales with them, may have a material negative impact on our revenue and results of operations.
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
Demand for our products depends on the magnitude and timing of capital spending by BSPs as they construct, expand, upgrade and maintain their access networks as well as BSPs’ adoption of our platform and managed services. Capital spending is cyclical in our industry, sporadic among individual BSPs and can change on short notice, which gives us little visibility into changes in spending behavior in any particular quarter. Capital spending for network infrastructure projects could be delayed or canceled in response to factors outside our control, such as reduced consumer spending, challenging capital markets or declining liquidity trends. BSP spending is also affected by reductions in budgets, including as a result of a general economic downturn, delays in purchasing cycles, access to government funding programs or capital markets, and seasonality and delays in capital allocation decisions. Historically, our customers may spend less or have less deployments in the first quarter due to pending annual budgets or, in certain regions, due to weather conditions that inhibit outside fiber deployment, resulting in weaker demand for our products in the first quarter. Softness in demand in any of our customer markets, including due to macroeconomic conditions beyond our control or uncertainties associated with regulatory reforms, has and could in the future lead to unexpected decline or slowdown in customer capital expenditures. Further, BSPs may pursue capital investment in network technologies other than those offered by us or may choose not to adopt our products and platform solutions in their networks. Reductions in capital expenditures by BSPs would have a material negative impact on our revenue and results of operations and slow our rate of revenue growth. As a consequence, our results for a particular period may be difficult to predict, and our prior results are not necessarily indicative of results in future periods.
Government-sponsored programs and U.S. federal government shutdowns could impact the timing and buying patterns of BSPs, which may cause fluctuations in our operating results.
We sell to BSPs, including U.S.-based independent operating companies, or IOCs, which rely significantly upon interstate and intrastate access charges and federal and state subsidies in the form of grants and other funding, such as the Federal Communications Commission’s, or FCC’s, Rural Digital Opportunity Fund, the CARES Act or the American Rescue Plan Act. The FCC and some states may change such payments and subsidies, which could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as U.S. Department of Agriculture’s Rural Utility Service or the U.S. Department of Commerce National Telecommunications and Information Administration’s, or NTIA’s, Broadband Equity, Access and Deployment, or BEAD, Program loans and grants, to finance capital spending. These government-supported loan programs and grants generally include conditions such as deployment criteria, domestic preference provisions and other requirements that apply to the project and selected equipment as conditions for funding. For example, the U.S. government recently passed The Infrastructure Investment Jobs Act (“IIJA”), which charged the NTIA with establishing the BEAD Program and ensuring that BEAD-funded infrastructure projects comply with the Buy America Domestic Content Procurement Preference (“Buy America Preference”) of the Build America, Buy America Act (“BABA”). In accordance with

BABA, the US Department of Commerce has proposed to issue a limited, general applicability, nonavailability waiver of the Buy America Preference to recipients of Federal financial assistance under the NTIA’s BEAD Program. Changes to the terms or administration of these programs, including uncertainty from government and administrative change, increasing focus on domestic requirements by the U.S. that may require re-assessment of compliance, potential funding limitations that impact our ability to meet program requirements or delays due to U.S. federal government shutdowns could reduce the ability of IOCs to access capital or secure funding under these programs to purchase our products and services and thus reduce our revenue opportunities. In addition, compliance with these requirements may significantly increase our record-keeping, accounting and production costs. As a result of these risks, the domestic content requirements may have a material adverse impact on our U.S. sales, business and results of operations. Customers may curtail purchases if they receive less funding than planned, are negatively impacted by federal government shutdowns or changes in government regulations and subsidies, or as funding winds down, any of which could have an adverse effect on our operating results and financial condition.
Government and Regulatory Risks
Increasing data privacy regulations could impact our business and expose us to increased liability.
Government authorities in the United States and around the world have implemented and are continuing to implement broader and more stringent laws and regulations concerning data protection. The interpretation and application of these data protection laws and regulations are often uncertain and changing, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data practices. For example, the General Data Protection Regulation, or EU GDPR, adopted by the European Union, or EU, and the UK General Data Protection Regulation, or UK GDPR, adopted by the United Kingdom, or UK, (the EU GDPR and UK GDPR hereinafter referred to as the GDPR) and national data protection supplementing laws in these jurisdictions impose specific duties and requirements upon companies that are subject to their provisions and collect, process or control personal data of individuals, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Although we currently do not have material operations or business in the EU or the UK, we are in the process of expanding in these jurisdictions, and we have incurred and will continue to incur substantial costs in this respect. Furthermore, the GDPR imposes significant penalties for noncompliance which can amount to €20 million (for the EU GDPR) or £17.5 million (for the UK GDPR), or in the case of an undertaking, up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher; thus, any non-compliance with the GDPR could result in a material adverse effect on our business, financial condition and results of operations.
The EU GDPR and UK GDPR regulate cross-border transfers of personal data out of the European Economic Area, or the EEA, and the UK. Case law from the Court of Justice of the European Union, or the CJEU held that transfers must be assessed on a case-by-case basis and reliance on standard contractual clauses (a standard form of contract approved by the European Commission as an adequate mechanism for personal data transfers) may not be sufficient in all circumstances. On October 7, 2022, President Biden signed an Executive Order on Enhancing Safeguards for United States Intelligence Activities. This introduced new binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and formed the basis of the new EU-US Data Privacy Framework, or DPF, which was released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering it effective as an EU GDPR transfer mechanism to U.S. entities self-certified under the DPF; further, on October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. We currently rely on the standard contractual clauses and the UK International Data Transfer Agreement (or Addendum) to transfer personal data outside the EEA and the UK respectively, including to the U.S. The data transfers enforcement landscape and the DPF’s longer term stability remain uncertain and we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As the regulatory guidance and enforcement landscape in relation to data transfers further develops, our business, operations and financial condition could be adversely affected. Our current contracts may not be sufficient and we could suffer additional costs, complaints and/or regulatory investigations or fines. We may also have to stop using certain tools and vendors and make other operational changes. We have had to and will have to implement standard contractual clauses and/or the UK equivalent mechanism for intragroup, customer and vendor arrangements. Further, our customers may not use our services in a manner that is compliant with applicable data privacy laws and regulations and our services may not be competitive in certain markets.

We and/or our customers are also subject to evolving EU and UK privacy laws on cookies, tracking technologies, e-marketing and electronic communications. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of marketing activities conducted on behalf of our customers, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In addition, new security regulations, such as the EU’s Network and Information Security 2 Directive (NIS2) and the UK’s Telecommunications (Security) Act 2021 together with its implementing regulations impose further security obligations, including on electronic communications networks and services. We may be required to implement (and contractually commit to) additional security measures to remain a competitive vendor, as customers will need to ensure their vendors are able to meet the obligations that they are themselves subject to, or customers may choose different vendors due to our security measures. This could result in additional costs and require operational changes which could adversely affect our business, operations and financial condition.
In light of the complex and evolving nature of EU, EU Member State and UK privacy and security laws, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of technologies and/or our processing activities, enforcement notices and assessment notices (for a compulsory audit), as well as lead to civil claims including class actions, and reputational damage.
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
Many of our customers are subject to state and federal regulation of their businesses, and adoption of regulations that affect providers of broadband Internet access services could impede the penetration of our customers into certain markets. For example, the FCC has jurisdiction over many of our U.S. customers, and FCC regulatory policies that create disincentives for investment in access network infrastructure or impact the competitive environment in which our customers operate may harm our business. Moreover, various international regulatory bodies have jurisdiction over certain of our customers outside the U.S. Changes in any of these standards, laws and regulations, or judgments in favor of plaintiffs in lawsuits against BSPs based on changed standards, laws and regulations could adversely affect the development of broadband networks and services. This, in turn, could directly or indirectly adversely impact the industries in which our customers operate.
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
We have a $100 million common stock repurchase program of which $57.6 million was available as of September 30, 2023. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with our capital allocation strategy. Stock repurchases could have an impact on our common stock trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
Our Board of Directors authorized a stock repurchase program for up to $100 million of the Company’s common stock. Our repurchase activity for the three months ended September 30, 2023 is summarized below (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
July 2 to July 31	—	$—	—	$90,000
August 1 to August 31	442	42.98	442	70,982
September 1 to September 30	287	46.70	287	57,591
	729		729
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

CALIX, INC. (Registrant)

Date: October 24, 2023	By:	/s/ Michael Weening
Michael Weening
President and Chief Executive Officer (Principal Executive Officer)

Date: October 24, 2023	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)