Form 10-K
period 2023-12-31
CALIX, INC
filed 2024-02-23
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2,926 million. Shares held by each executive officer, director and by each other person (if any) who owns more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 9, 2024, the number of shares of the registrant’s common stock outstanding was 65,409,170.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2023 annual report and definitive proxy statement for its 2024 annual meeting of stockholders are incorporated by reference in Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III.

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
Forward-looking statements involve a number of risks, uncertainties and assumptions, and actual results or events may differ materially from those projected or implied in those statements. Important factors that could cause such differences include:

•	our ability to predict our revenue and reduce and control costs related to our products or service offerings;
•	fluctuations in our gross margin;
•	our ability to manage our relationships with our third-party vendors, including contract manufacturers, or CMs, original design manufacturers, or ODMs, logistics providers, component suppliers and development partners;
•	our ability to forecast our manufacturing requirements and manage our inventory;
•	supply chain constraints and cost increases for components, shipping and logistics;
•	our dependence on sole-, single- and limited-source suppliers, some of which are located primarily or solely in China, and other factors;
•	our ability to build and sustain an adequate and secure information technology infrastructure;
•	the quality of our products, including any undetected hardware and software defects or software bugs;
•	our ability to ramp sales and achieve market acceptance of our new products and broadband service providers’, or BSPs’, willingness to deploy our new products;
•	the capital spending patterns of BSPs, and any decrease or delay in capital spending by BSPs due to macro-economic conditions, regulatory uncertainties or other reasons;
•	the impact of government-sponsored programs on our customers and the impact to our customers of a United States, or U.S., government shutdown;
•	our ability to develop new products or enhancements that support technological advances and meet changing BSP requirements;
•	the length and unpredictability of our sales cycles and timing of orders;
•	our lack of long-term, committed-volume purchase contracts with our customers;
•	intense competition and our ability to increase our sales to larger BSPs globally;
•	our exposure to the credit risks of our customers;
•	the interoperability of our products with BSP networks;
•	our ability to estimate future warranty obligations due to product failure rates;
•	our products’ compliance with industry standards;
•	our ability to expand our international operations;
•	our ability to protect our intellectual property, or IP, and the cost of doing so;
•	our ability to obtain necessary third-party technology licenses at reasonable costs;
•	the regulatory and physical impacts of climate change and other natural events;
•	the attraction and retention of qualified employees and key management personnel; and
•	our ability to maintain proper and effective internal controls.
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

PART I

ITEM 1.    Business
Company Overview
Calix was founded in 1999. We develop, market and sell our platform (cloud, software and systems) and managed services that enable service providers of all types and sizes to innovate and transform their businesses. For our customers to successfully transform their businesses into the innovative broadband service providers, or BSPs, of the future, they require actionable data for critical business functions such as network operations, customer support and marketing. However, this data is often trapped in disparate systems or departmental silos. Our platform, which includes Calix Cloud, Revenue EDGE and Intelligent Access EDGE, gathers, analyzes and applies machine learning to deliver real-time insights seamlessly to each key business function. Our customers utilize these data and insights to simplify network operations, marketing and customer support and deliver a growing portfolio of SmartLife managed services and experiences that excite their subscribers. This enables BSPs to grow their brand through increased subscriber acquisition, loyalty and revenue and to reduce their operating costs, creating value for their businesses and the communities they serve.
This is our mission: to enable BSPs of all sizes to simplify, excite and grow.
We believe our platform offers a competitive edge to BSPs at a critical time of increasing competition from direct-to-consumer cloud companies and device providers as they expand their reach and focus on owning the connected home experience. For example, these over-the-top competitors are entering the home by offering Wi-Fi enabled devices, and then leveraging behavioral insights to expand their direct relationship and build their brand, not the BSP’s, with the subscriber by offering additional consumer services. Over time, we expect this competition can erode a BSP’s brand and relationship with its subscribers, by reducing broadband to an easy-to-replace commodity, which can increase churn and reduce revenue. Our platform enables BSPs to build next generation networks and offer higher-value managed service offerings that enable them to grow revenue, increase subscriber loyalty and monetize their network investments.
Innovative BSPs, who embrace our platform, understand this competitive threat and that their brand’s central position in the home is their most valuable strategic asset. As such, they must protect and expand continually. Our Intelligent Access EDGE network solution and Revenue EDGE subscriber solution are designed to allow BSPs to simplify their businesses and reduce operating costs, while launching exciting new services in a matter of days and weeks instead of months and years. Our role-based cloud enables BSP teams, such as marketing, operations or customer support, to leverage real-time behavioral analytics to anticipate the subscriber’s needs, whether they are in the home, roaming across the town or managing a small business. Our platform is built to enable BSPs to quickly and easily deploy a growing portfolio of SmartLife managed services to connect entire communities. This enables BSPs to establish themselves as essential technology innovators that are enabling their communities to grow and thrive.
The BSPs’ teams can utilize insights from Calix Cloud to offer these new and innovative services to those subscribers who have the propensity to buy, thereby growing revenue as they deliver a connected experience at significantly lower operating costs. This also enables them to build their brand and value proposition around innovation and subscriber experience. As a result, many of Calix’s BSP customers have experienced improved customer satisfaction scores, minimal churn and significant growth. To expand our reach in the market, we will continue to pursue strategic technology and distribution relationships that align with BSPs’ strategic priorities. At the same time, we offer our Calix Customer Success and Support Services along with a growing portfolio of award-winning market activation resources that provide the BSPs with best practices and programs to strengthen and grow their brand with their subscribers, thereby increasing subscriber loyalty and opportunities to grow their subscriber base.
Strategy Overview
Our strategy is to position Calix as the key partner providing a broadband delivery platform (cloud, software and systems) and managed services to enable and facilitate the transformation of BSP networks and the residential and small business network experience in order to excite all of their subscribers. Most BSPs will require transformation of their business and operations to become an essential provider of data-driven, high-value managed services to their subscribers. The principal elements of our strategy are:
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
Engaging directly with BSP customers – We continue to invest in our direct sales capabilities so that we can engage deeply with our BSP customers to help them understand the differentiable value that our platform provides. As we deploy new solutions, we are building the expertise of our team by adding specialized resources in areas such as marketing, cloud and network operations. Our direct model is complemented with selective programs for our channel partners, who have established local market expertise and have demonstrated the ability to generate new market opportunities and support sales of cutting-edge technologies for BSPs.
Expanding customer footprint across our total addressable opportunity – Our total addressable opportunity includes service providers of any type and size, including local and competitive exchange carriers, cable multiple system operators, or cable MSOs, wireless internet service providers, or WISPs, fiber overbuilders such as municipalities and electric cooperatives and tribal communities, multiple dwelling units and hospitality providers. For the past four years, we have averaged adding over 90 new BSP customers per year purchasing directly or through our partners. Our diverse and growing customer footprint is a critical source of our future growth as we expand our portfolio and sell additional components of our platform and managed services to both new and existing customers. Our platform enables us to expand our total addressable opportunity and recurring revenue streams by allowing us to address the needs of not only traditional wireline-focused service providers, but also emerging service providers. As such, we intend to continue to engage emerging providers that are creating entirely new customer segments, including fiber overbuilders, utilities and municipalities. We will also continue to pursue service provider segments where there is an opportunity to grow our current share, such as cable MSOs, large traditional wireline-focused service providers and international markets.
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
Pursuing strategic relationships – We will continue to pursue strategic technology and distribution relationships that help us align with BSPs’ strategic priorities. We continue to invest to provide technical synergy across the ecosystems that support our customers’ most critical business processes through our partner program. By adding new solutions to our platform ecosystem, we significantly enhance the value that our platform delivers to BSPs. In addition, we are expanding our relationships with organizations that help our customers plan and execute in-market. Examples of these partners are Conexon Connect, LLC, ePlus Technology, inc. and The Pivot Group, LLC.
Product Overview
Our product strategy centers on increasing the market adoption of two fundamental components:
1.Our Calix Platform, which consists of:
•Calix Cloud®, which comes in three role-base editions: Calix Engagement Cloud (formerly Calix Marketing Cloud), Calix Service Cloud (formerly Calix Support Cloud) and Calix Operations Cloud.
•Calix Intelligent Access EDGE™, access network solution for automated, intelligent next generation networks.
•Calix Revenue EDGE™, our premises solution for subscriber managed services.
2.Our SmartLife managed services offerings, which consist of:
•SmartHome™ managed services and applications to enhance, operate and secure the connected experience of subscribers in their home, including managed Wi-Fi, advanced content control, network security, connected cameras, social media monitoring for kids and device protection programs.
•SmartTown® managed services that reimagine community Wi-Fi as a ubiquitous, secure and managed experience across a BSP’s footprint by making their town a SmartTown. By leveraging residential and small business Wi-Fi systems combined with strategically deployed outdoor Wi-Fi access points, BSPs can serve subscribers, schools, municipalities, organizations, planned communities and more. These opportunities open new markets and relationships with the public sector to reduce reliance on and protect against 5G LTE fixed wireless access.

•SmartBiz™ managed services that address the business networking and productivity needs of small business owners with an all-in-one managed service that increases staff productivity, secures critical business systems and enhances customer loyalty.
Each managed subscriber service is complemented by real-time subscriber insights via Calix Engagement Cloud, Calix Service Cloud and Calix Operations Cloud offerings, which are configurable to display role-based insights for BSP general management, marketing, support, operations and engineering staff. These insights enable BSPs to anticipate and target new revenue-generating services and applications through our mobile application, CommandIQ® for residents and CommandWorx™ for businesses. Our Calix Cloud enables simple integrations with other market-leading workflow solutions for marketing (including Facebook, Mailchimp, Constant Contact and HubSpot), support ticketing solutions and operations support systems and business support systems.
The SmartLife™ managed services are built on the Calix Platform and fully integrated with our GigaSpire® and GigaPro® family of Wi-Fi systems to be ready for deployment as a complete subscriber experience solution for a BSP’s residential subscribers, small business subscribers and community networks. Calix customers are evolving their go-to-market strategies to go beyond marketing broadband speed. Increasingly, they are becoming “experience” providers by delivering valuable managed services built on top of their Wi-Fi offerings. This unique portfolio gives BSPs more opportunities to provide differentiated services to their subscribers and grow their revenue.
Our access network solutions redefine the access edge of the network by simplifying its architecture and operations. The Calix Platform’s access network component is implemented in our E-Series family of modular, non-blocking systems, enabling BSPs to meet a wide variety of deployment scenarios. BSPs can consolidate multiple access network elements into a single system using specialized software modules that add functionality and remove complexity, thereby reducing the total cost of ownership and the time to market for new services. We offer a range of training, professional and success services to assist BSPs in every domain of network management from strategy to deployment and management.
These offerings are sold independently and offer unique entry points for new customers who are partnering with Calix to transform their businesses. Moreover, an increased segment of our customer base is leveraging all components of our platform and managed services in an end-to-end strategy to simplify their businesses, excite their subscribers and grow the value that they deliver for their subscribers and communities.
Finally, to support these managed services, we offer market activation resources and customer support programs through our customer success organization to enable BSP teams to quickly deploy, manage and monetize each service that they provide to subscribers. These resources include marketing content that can be easily customized with on-line tools, training programs, success services and professional services.
Customers
We market and sell our platform (cloud, software and systems) and managed services to service providers of all types and sizes. To date, we have focused primarily on service providers in the North American market. Our customers span all sizes of broadband subscriber count from a few hundred to more than six million. We currently have approximately 1,600 active service provider customers, purchasing directly and through partners, to deploy passive optical, Active Ethernet or point-to-point Ethernet access networks or subscriber premise systems. Our service provider customers include: ALLO Communications; Connect Holding II, LLC (dba Brightspeed); CityFibre Holdings Limited; Conexon Connect; Cox Communications; Gibson Connect, LLC; Hunter Communications; Jade Communications; Gridiron Fiber Corporation (DBA Lumos); Lumen Technologies, Inc., or Lumen; Paul Bunyan Communications; Silver Star Communications; Tombigbee Electric Power Association and Tombigbee Fiber, LLC and Verizon Communications, Inc.
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
We classify service providers into large, medium and small based on the number of broadband subscribers they serve. Large service providers are those with wide geographic footprints and broadband subscribers of 2.5 million or more. Medium service providers also operate typically within a wide geographic footprint but are smaller in scale with broadband subscribers that range from 250,000 to 2.5 million. Small service providers consist primarily of over 1,000 predominantly local independent operating companies, or IOCs, typically focused on a single community or a cluster of communities. They include a growing number of municipalities, cable MSOs, electric cooperatives, fiber overbuilders and WISPs. These entities range in size from a few hundred to 250,000 broadband subscribers.

No customer represented more than 10% of revenue in 2023, 2022 or 2021. Sales to customers outside the United States represented 9% of our revenue in 2023, 9% of our revenue in 2022 and 17% of our revenue in 2021. Our sales outside the United States have been and are currently predominantly to customers in the Americas and Europe.
Customer Engagement Model
We market, sell and support the success of our platform and managed services predominantly through our direct sales force, supported by marketing, product management and customer success personnel. We have also expanded this model to include select channel partners in North America and more than 40 international channel partners. Even in circumstances where a channel partner is involved, our sales and marketing personnel are generally selling side-by-side with the channel partner. We believe that our direct customer engagement approach provides us with significant differentiation in the customer sales process and customer engagement programs by aligning us more closely with our customers’ changing needs and successful implementation of our solutions.
Research and Development
Continued investment in research and development is critical to our business. We have made significant investments in our product portfolio, and we intend to continue to dedicate significant resources to research and development to develop, enhance and deliver new platform features and capabilities, including investments in innovative technologies that support our business strategy. Our research and development team is composed of engineers with expertise in software and cloud platforms, optics, wireless technologies and systems engineering. Our research and development team is responsible for designing, developing and enhancing our platform and managed services, performing product and quality assurance testing and ensuring the compatibility of our products with third-party hardware and software products. Increasingly, our engineers are focused on enhancements to our cloud and software platform components. Our teams of engineers currently remain concentrated in San Jose and Petaluma, California; Nanjing, China; Bangalore, India; Minneapolis, Minnesota and Richardson, Texas. We also outsource a portion of our software and cloud development to domestic and international third parties and depend on these partners to meet our development plans.
Manufacturing and Supply Chain
We rely on CMs, ODMs and third-party logistics partners for the supply and distribution of our products. Our global supply chain management organization oversees these third parties to source and procure materials, manufacture and deliver our products. Our global supply chain management organization consists of order management, planning, sourcing, logistics, test and manufacturing engineers and new product introduction personnel. We tightly integrate our supply chain management and new product introduction activities with the activities outsourced to these third parties. We believe that our relationships with and our reliance on third parties allow us to improve new product introduction time, conserve working capital, reduce product costs and minimize delivery lead times while maintaining high product quality as well as the ability to scale quickly to handle increased order volume. We continue to qualify and utilize additional vendors for various portions of our supply chain from time to time.
The COVID-19 pandemic-induced global demand surge resulted in supply chain challenges, including component shortages or unavailability, end-of-life notifications, extended lead times, elongated transit times, port congestion, spot market purchases, multiple price increases and surcharges. These challenges abated during 2023. The overhang from these events is a buildup of inventory in the supply chain. At our direction, our suppliers built up inventory to buffer against the long lead-times for semiconductors and other electronic components. We are using this as an opportunity to realign our strategic buffer inventory to protect against future disruptions. Most of the excess inventory will be worked off during the normal course of business. As time goes on, there may be components that become obsolete due to technology shifts or demand changes. This will be reflected in our inventory reserve balance as it becomes apparent during our financial reviews. For example, during the fourth quarter of 2023, we wrote down obsolete inventory and accrued a liability for components at suppliers primarily related to the wind down of our legacy product family that existed before our shift to an all-platform model.
Seasonality
Fluctuations in our revenue occur due to many factors, including the varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual capital spending budgets, and in certain regions, customers are also challenged by winter weather conditions that inhibit outside fiber deployment. In recent years, as our revenue from our large customers decreased, we have experienced less year-end volatility due to capital budgetary spending or freezing. This, combined with an increase in recurring revenue, has resulted in smaller seasonal fluctuations, and we expect this trend to continue.
Competition
The communications software and systems equipment markets are highly competitive. Competition is largely based on any one or a combination of the following factors: functionality and features, price, existing business and customer relationships, product quality, installation capability, service and support, long-term returns, scalability, development and manufacturing capability.
We compete with several companies within the markets that we serve, and we anticipate that competition will intensify. Vendors with which we compete include: ADTRAN, Inc.; Ciena Corporation; CommScope Inc.; DZS Inc.; eero/Ring (Amazon companies); Harmonic, Inc.; Huawei Technologies Co., Ltd.; Google Nest (a Google company); Nokia Corporation; Plume Design, Inc. and Ubiquiti Inc. In various geographic or vertical markets, there are also several smaller companies with which we compete. As we expand into adjacent markets, we expect to encounter new competitors. Many of our competitors have the financial resources to offer competitive products at a below market price, which could prevent us from competing effectively.
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
As of December 31, 2023, we held 111 U.S. patents and 26 pending U.S. and international patent applications. U.S. patents generally have a term of twenty years from filing. The remaining terms on our individual patents vary from less than a year to seventeen years. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent.
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
Human Capital
We employed 1,760 employees globally as of December 31, 2023 with 1,055 employees located in the United States and 705 outside of the United States, primarily in Canada, China and India. Except for one employee located in France and subject to customary local collective bargaining arrangements, we do not have any employees represented by a labor union with respect to their employment with us. We have not experienced any work stoppages and consider our relations with our employees to be good. We consider our talent to be very important to our operations and execution of our business strategy as well as the overall success of our business. As such, we invest significant management attention, time and resources to attract, engage, develop and retain our talent. Our talent strategy focuses on our culture and core values, our talent programs and the overall well-being and safety of our talent.
Culture and values. At Calix, we believe culture is how each employee treats their teammates, customers and partners every day. Each employee is entrusted with our culture to create a positive work experience for all. This is grounded by each employee knowing their purpose, their commitment to creativity, collaboration and communication as well as investing in the success of others. From leadership down, Calix embraces a “better, better, never best” philosophy, which we believe encourages continuous improvement and experimentation. This culture enables Calix to deliver on its mission to help BSPs simplify their businesses, excite their subscribers and grow value for their communities.
Talent Development. We prioritize the ongoing professional growth of our team by providing on-demand access to training through top-notch industry platforms. Additionally, we provide educational resources and the chance to glean insights from subject matter experts spanning diverse topics. Our commitment extends globally, fostering a collaborative space for leaders to connect and evolve as Calix champions. Complementing these efforts, we offer valuable developmental opportunities such as stretch assignments and participation in our mentorship program. We firmly believe that sustained investment in the skills and knowledge of our team is pivotal to ensuring our enduring success.
Diversity, Equity and Inclusion. At Calix, we strive to create an inclusive culture that values diversity, promotes equity and celebrates the differences among us. We believe a diverse workforce is at the core of our innovation and drives productivity and growth. Our diversity and inclusion strategy takes into consideration the entire employee life cycle, from recruitment, to learning and development and total rewards. We support a range of employee programs and initiatives designed to foster belonging, engagement, acceptance and diversity through employee-led affinity groups, leadership events, meetups and celebrations. We are proud and honored to be recognized by industry experts for our diverse culture.
Community Outreach. Calix is committed to creating a positive social impact by leveraging our resources, expertise and network to address pressing societal challenges. We strive to give back to the community whenever possible. To establish a rhythm and cadence, Calix sponsors two major giving campaigns throughout the year – National Volunteer Month in April and

Season of Giving in the fourth quarter as well as ongoing initiatives throughout the year. We believe together we can be a force for good and are determined to drive change in the communities where we operate and beyond.
Our wellness, safety and health programs. At Calix, employee well-being is crucial to creating a healthy workplace where employees can do their best work. We recognize that employees have diverse needs when it comes to health and well-being and provide an expanded library of tools and apps, including “Unmind,” an app that provides digital tools and techniques designed to empower employees to live a more fulfilling and balanced life. To further support employees and their wellness journey, we launched a “LifeStyle” Wellness Reimbursement Program that offers employees a quarterly wellness allowance to help employees reach their personal wellness goals and support a healthy lifestyle. We also implemented Productivity and Recharge Days and a Leadership Cares program for leaders to send gifts to employees. We believe that these initiatives have helped Calix become a top company to work for.
Corporate Information
Our principal executive offices are located at: 2777 Orchard Parkway, San Jose, California 95134, and our telephone number is (408) 514-3000. Our website address is: www.calix.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report on Form 10-K. Calix®, the Calix logo design, AXOS®, Calix Cloud®, CommandIQ®, CommandWorx™, GigaPro®, GigaSpire®, SmartTown® and other trademarks or service marks of Calix appearing in this Annual Report on Form 10-K are the property of Calix. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of the respective holders. The Securities and Exchange Commission, or SEC, maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We post on the Investor Relations page of our website, www.calix.com, a link to our filings with the SEC free of charge, as soon as reasonably practical after they are filed electronically with the SEC.
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
•Ability to forecast and manage inventory liability with vendors. We have experienced increases in demand from many customers, in part as a result of higher consumer demand for internet services and improved Wi-Fi; in turn, this has resulted in our shipments being delayed. If we underestimate product demand from our customers, our manufacturers may have inadequate component inventory to meet our demand. If we are not able to adequately anticipate demand, this could interrupt our product manufacturing, increase our cost of revenue associated with expedite fees and air freight and/or result in delays or cancellation of customer orders. If we are unable to deliver products timely to our customers, we may lose customer goodwill or our customers may choose to purchase from other vendors, all of which may have a material negative impact on our revenue and operating results. If we overestimate our product demand, our third-party manufacturers may purchase excess components and build excess inventory, and we could be required to pay for these excess parts or products and their storage costs. For example, as of December 31, 2023, we had inventory deposits totaling $78.1 million. Long lead times for component supply, which have been exacerbated by higher demand for certain components, and demand for our products has and is expected to continue to impact our ability to accurately forecast our production requirements. We may incur liabilities for certain component inventory purchases that have been rendered excess or obsolete, which may have an adverse effect on our gross margin, financial condition and results of operations. For example, during the fourth quarter of 2023, we wrote down excess and obsolete inventory and accrued a liability for components at suppliers primarily related to the wind down of our legacy product family that existed before our shift to an all-platform model.
Cyberattacks or other security incidents that disrupt our operations or compromise data, may expose us to liability, harm our reputation or otherwise adversely affect our business.
We rely on hardware, software, technology infrastructure, data centers, digital networks and online sites and services for both internal and customer-facing operations that are critical to our business, or collectively, IT Systems. In addition, as part of our business operations, we collect, store, process, use and/or disclose information, including sensitive data relating to our business and personal information about individuals such as our employees and our customers’ subscribers, or collectively, Confidential Information. We process Confidential Information to operate our business, including in connection with the provision of our cloud services and by relying on our and our providers’ IT Systems and data centers, including third-party data centers. We also engage third-party providers to support various internal functions, such as human resources, finance, information technology and electronic communications, as well as the development and delivery of our customer-facing products and cloud services, which includes collecting, handling, processing and/or storage of data on our behalf. These internal and external functions involve an array of software and systems, including cloud-based, that enable us to conduct, monitor and/or protect our business, operations, systems and information technology assets. Our cloud-based solutions enable us to host our customers’ subscriber data in third-party data centers.
We face evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error and, as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware. Threat actors could steal Confidential Information related to our business, products, employees, customers and our customers’ subscribers; hold data ransom; and/or disrupt our systems and services or those of our supply chain partners, vendors, customers or others. We expect cybersecurity attacks and security breaches to accelerate in the future, including sophisticated supply chain attacks. As we and our third-party providers continue to increase our reliance on virtual environments and communications systems and cloud-based solutions to support our work-from-anywhere culture and overall business needs, our exposures to third-party vulnerabilities and security risks also increase. Because threat actors are increasingly sophisticated and aggressive, our efforts may be inadequate to prevent, detect or recover from future attacks due, for example, to the increased use by attackers of tools and techniques (including artificial intelligence) that are specifically designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We may also experience security breaches that may remain undetected for an extended period.
We and certain of our third-party providers have been subject to cyberattacks and other security incidents, and we expect such attacks and incidents to continue in varying degrees. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Accordingly, while to date no cybersecurity incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. A cyberattack or incident that affects the confidentiality, integrity or availability of our IT Systems or Confidential Information could result in significant investigative, security and remediation costs, regulatory fines and penalties and/or litigation costs and other liability. Even if we and our third-party providers allocate, implement and manage reasonable security and data protection measures, we could still experience significant data loss, unauthorized data disclosure or a breach of our IT Systems, products or those of our third-party providers (for example, data centers) that materially impact our business. The continued growth of our cloud-based platform and managed services portfolio and increased reliance on third-party development partners and third-party software and cloud-based solutions increases the likely risks arising from security breaches or data loss. Any data loss or compromise of our systems that collect and process personal information (including personal information of our customers’ subscribers), or third-party data centers where that personal information is stored, could result in loss of confidence in the security of our offerings and loss of customers or customer goodwill. Further, security incidents could subject us to obligations under privacy and data security laws and regulations around the world (including to notify governmental authorities, regulatory bodies and/or affected individuals), lead to liability given the increasing development of such strict laws and regulations, increase the risk of litigation and governmental or regulatory investigation, require us to notify our customers or other counterparties in relation to such incidents, damage our reputation and adversely affect our business, financial condition, operating results and cash flows. Although we maintain insurance that may apply to cybersecurity risks and liabilities, there can be no guarantee that any or all costs or losses incurred will be partially or fully insured or that we will be able to procure applicable insurance in the future on reasonable terms or at all.
If we do not successfully increase our sales through adoption of our new platform and managed service offerings, our operating results, financial condition, cash flows and long-term growth may be negatively impacted.
We have platform and managed service offerings that are new and early in their life cycles and subject to uncertain market demand. If our customers are unwilling to adopt these new offerings, install our new products or deploy our new services, or if we are unable to achieve market acceptance of our products and platform, our business and financial results may be harmed. Moreover, adoption of our cloud product offerings, such as our Revenue EDGE, is dependent upon the success of our customers in investing, marketing, selling and deploying broader services—including managed services—to their subscribers, and our ability to differentiate our products from competing or substitutive product and service offerings. For example, our managed services include managed Wi-Fi, network security, parental controls and an ecosystem of services from partners, including Arlo, Bark and Servify. However, if subscriber demand for such services does not grow as expected or declines, or our customers are unable or unwilling to invest in our platform to deploy and market these services, demand for our products may not grow at rates as we anticipate.
Changing market and customer requirements may adversely affect the valuation of our inventory as well as our supplier purchase commitments.
Customer demand for our products can change rapidly in response to market and technology developments. We may, from time to time, adjust inventory valuations downward or end of life certain of our products in response to our assessment of our business strategy as well as consideration of demand from our customers for specific products or product lines. We also periodically evaluate our supplier purchase commitments due to extended lead-times as a result of the global pandemic-induced demand pulse and corresponding impact on the supply-chain environment. We record a liability for excess and obsolete components based on our estimated future demand for our products, potential obsolescence of technology and product life cycles. If we fail to accurately plan our inventory levels, which becomes more challenging as component lead times increase, we may have to increase write offs for excess or obsolete inventory, or accrue additional liabilities for component inventory held by our suppliers, both of which could have a material adverse effect on our financial condition and results of operations. For example, during the fourth quarter of 2023, we wrote down obsolete inventory and accrued a liability for components at suppliers, totaling $28.7 million, primarily related to the wind down of our legacy product family that existed before our shift to an all-platform model.
Business and operational risks associated with expanding our international operations could harm our business.
We are subject to business and operational risks associated with our international operations, including our global supply-chain operations, and our international offices located in Nanjing, China and Bangalore, India as well as dependence upon our international sales operations. In addition, we are exposed to risk arising from dependence upon third-party development contractors in India. The risks associated with our international operations also include costs of complying with differing and changing laws and regulatory requirements, tariffs, export quotas, custom duties and other trade restrictions; effects of inflation, currency controls and/or fluctuations in currency exchange rates; limited, inadequate or non-existent IP protection; and uncertainties associated with political conflicts and instabilities, variable economic conditions, terrorist attacks or acts of war. Our development operations and activities in China and India involve these and other significant risks, including: local labor conditions and regulations; knowledge transfer related to our technology and exposure to misappropriation of IP or confidential information, including information that is proprietary to us, our customers and third parties; heightened exposure to changes in the economic, security, political and pandemic conditions; international trade agreements and U.S. tax provisions that could adversely affect our international operations; complexities of managing development timelines and deliverables from abroad; and differences in local business practices and customs that may not align with our expectations and standards.
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
Our growth depends upon our ability to increase sales to existing and new service providers of all types and sizes, and the execution of our strategy to increase sales to BSPs involves significant risk. The majority of our revenue is not recurring, and our customers generally have no committed purchase requirements, may cancel orders or cease purchasing our products at any time. If our customers stop purchasing our products for any reason, our business and results of operations would be harmed. If we are unable to increase our sales to new and existing BSPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted. Our strategy includes investing in regional sales teams and select channel partners to sell to smaller regional BSPs. A large portion of our current sales are to customers with smaller regional networks and limited capital expenditure budgets. The spending patterns of many of these customers are generally less formal than larger service providers and often characterized by small and sporadic purchases, and the potential revenue from any one of these customers is limited. We rely primarily on channel partners, including value added resellers, internationally and for certain U.S. markets. We face fierce competition for business with key channel partners. If we are unable to engage channel partners, we may fail to grow our sales, or our sales may be reduced. Furthermore, we rely on our channel partners to promote and sell our products. The loss of a key channel partner or the failure of our partners to provide adequate services could have a negative effect on customer satisfaction and could cause harm to our business.
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
The quality of our support and services offerings is important to sustain and increase our sales to new and existing customers. Our services to customers include services to help them deploy our products within their networks. Once our products are deployed within our customers’ networks, they depend on our customer success, customer support and research and development organizations to resolve any issues relating to those products. If we do not effectively assist our customers in deploying our products, succeed in helping them quickly resolve post-deployment issues, effectively utilize features or enhancements or provide effective support, it could adversely affect our ability to sell our products to existing customers and harm our reputation with potential new customers. As a result, our failure to maintain high quality support and services could result in the loss of customers, which would harm our business.
We may have difficulty evolving and scaling our business and operations to meet customer and market demand, which could result in lower profitability or cause us to fail to execute on our business strategies.
In order to grow our business, we will need to continually evolve and scale our business and operations to meet customer and market demand. Evolving and scaling our business and operations places increased demands on our management as well as our financial and operational resources to effectively manage organizational change; design scalable processes; accelerate and/or refocus research and development activities; expand our manufacturing, supply chain and distribution capacity; increase our sales and marketing efforts; broaden our customer success, support and services capabilities; maintain or increase operational efficiencies; scale support operations in a cost-effective manner; implement appropriate operational and financial systems; and maintain effective financial disclosure controls and procedures. If we cannot evolve and scale our business and operations effectively, we may not be able to execute our business strategies in a cost-effective manner and our business, financial condition, profitability and results of operations could be adversely affected.
Our business and results of operations have been, and may continue to be, negatively affected by global macroeconomic conditions and supply chain constraints, and the demand for broadband products may not be sustained.
Global macroeconomic, financial and supply chain disruptions have impacted most regions in which we sell our products and services and conduct our business operations. For example, BSPs may not invest in our platform or delay infrastructure improvements due to uncertainty in the global economy. There are no assurances that the demand for our products will remain strong. To the extent we experience a renewed or worsening disruption to our business and operations and other adverse residual impacts of a pandemic or further future disruptions, it could have a material adverse effect on our business, results of operations and financial condition.
Litigation and regulatory proceedings could harm our business or negatively impact our results of operations.
In the ordinary course of business, we are subject to legal claims, litigation and regulatory proceedings related to disputes over commercial, competition, IP, labor and employment and other matters. Regardless of the merits of any such claims, litigation and regulatory proceedings are inherently uncertain, and can be costly, disruptive to our business and operations, harmful to our reputation and distracting to management. In particular, as a technology company, we are subject to IP claims asserting patent, copyright, trademark and/or other infringement claims that are costly to defend and could limit our ability to use some technologies in the future. The risk of such claims is heightened as we expand our products and services and rely on more technologies, including third-party IP rights that we license and incorporate into our products and services. Third parties from whom we license IP may be unable or unwilling to indemnify us for such claims or offer any other remedy to us. Patent infringement claims may be asserted by patent assertion entities and non-practicing entities, or NPEs, that do not conduct business as an operating company and hold and own patents only for the purpose of aggressively pursuing royalties through infringement assertions or patent infringement litigation. Further, in our industry, the number of assertions by NPEs has continued to increase due in part to patent sales by operating companies to NPEs and availability of litigation financing. We have received and expect to continue to receive assertions from NPEs and other third parties alleging that we may be infringing their patents or other IP rights; offering licenses to such IP; and/or threatening litigation. If our products are found to infringe, these claims could also result in the suspension of our ability to import, market and sell our products and services, product shipment delays or requirements to modify our products or enter into costly settlements or licensing agreements. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all. Furthermore, we may additionally be financially responsible for claims made against our customers, including costs of litigation and damages awarded, under indemnity obligations which could further negatively impact our results of operations. Protracted litigation could cause us to incur significant defense costs, which would negatively impact our results of operations.
We have a history of fluctuations in our gross margin and operating results, which can make it difficult to predict our future performance and could cause the market price of our stock to decline.
We have a history of fluctuations in our quarterly and annual gross margin and operating results, including fluctuations due to factors outside of our control. Factors that impact variability of our operating results include our ability to predict our revenue and reduce and control our costs, our ability to predict product functions and features desired by our customers, the impact of global economic conditions, our ability to effectively manage our global supply chain operations, our ability to effectively manage third parties upon whom we depend to conduct our business, our customers’ spending patterns and purchasing decisions, the impact of competition, customer adoption of our products, our ability to manage our legal, contractual and regulatory obligations and liabilities and other risk factors identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in this “Risk Factors” section. Our gross margin is further impacted by customer, geographic and product mix, the impact of competition on our prices, our ability to manage our costs associated with components and materials, excess and obsolescence, expedite fees and logistics-related activities, contractual commitments and other product costs. Fluctuating results make it difficult to predict our future performance and could cause the market price of our stock to decline. We expect to continue to incur significant expenses and cash outlays as we seek to expand our business and operations and target new customer opportunities. Given our growth objectives and the intense competitive pressures we face, our operating expenses may increase at unexpected levels, and we may be unable to maintain positive operating income. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the market price of our stock would likely decline.
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
Our success depends, in large part, on the continued contributions of our key personnel who are highly skilled and would be difficult to replace. Competition for skilled personnel, particularly in software and cloud development and engineering, is intense. We cannot be certain that we will be successful in attracting and retaining qualified personnel, or that newly hired personnel will function effectively, both individually and as a group. If we are unable to effectively recruit, hire and utilize new employees to align with our company objectives, execution of our business strategy and our ability to react to changing market conditions may be impeded, and our business, financial condition and results of operations may suffer. We operate using a

“work-from-anywhere” model, and if we do not continue to effectively manage our distributed workforce, we could face challenges maintaining our corporate culture, which could increase attrition or limit our ability to attract personnel. None of our key personnel are bound by a written employment contract to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel. If we lose the services of any key personnel, our business, financial condition and results of operations may suffer.
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
As a global company, our performance is affected by global economic, market and industry conditions as well as geopolitical issues and other conditions with global reach. In recent years, concerns about the global economic outlook, inflation and increased interest rates have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty make it more difficult for us to manage our operations and accurately forecast revenue, gross margin and operating expenses. Further, bank failures and other adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have led to market-wide liquidity problems.
Geopolitical issues, such as the Russian invasion of Ukraine, armed conflict in the Middle East, relations between the U.S. and China, tariff and trade policy changes, and increasing potential of conflict involving countries in Asia that are critical to our supply-chain operations, such as Taiwan and China, have resulted in increasing global tensions and create uncertainty for global commerce. In addition, inflation in the United States has affected businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn, and our platform and services are perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending. Sustained or worsening of global economic conditions and geopolitical issues may increase our cost of doing business, materially disrupt our supply chain operations, cause our customers to reduce or delay spending and intensify pricing pressures. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, demand for our products, and our business, financial condition and results of operations, could be adversely affected.
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
Although we have not had a greater-than-10%-of-revenue customer in the past three years, a large portion of our sales has been, and in the future may be, to a limited number of customers. Changes in the BSP market, such as financial difficulties, spending cuts or corporate consolidations that impact purchasing decisions by these customers have and may again negatively impact our revenue, and as a result, revenue from such customers may remain flat or decline. There are no assurances that the demand for our products will remain strong from our key customers, and any decrease or delay in purchases of any of our key customers, particularly if prolonged or sustained, or our inability to grow our sales with them, may have a material negative impact on our revenue and results of operations. As of December 31, 2023, two customers accounted for 19% and 14% of accounts receivable.

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
We sell to BSPs, including U.S.-based IOCs, which rely significantly upon interstate and intrastate access charges and federal and state subsidies in the form of grants and other funding, such as the Federal Communications Commission’s, or FCC’s, Rural Digital Opportunity Fund, the CARES Act, Enhanced Alternative Connect America Cost Model, or the American Rescue Plan Act. The FCC and some states may change such payments and subsidies, which could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as U.S. Department of Agriculture’s Rural Utility Service or the U.S. Department of Commerce National Telecommunications and Information Administration’s, or NTIA’s, Broadband Equity, Access and Deployment, or BEAD, Program loans and grants, to finance capital spending. These government-supported loan programs and grants generally include conditions such as deployment criteria, domestic preference provisions and other requirements that apply to the project and selected equipment as conditions for funding. For example, the U.S. government recently passed The Infrastructure Investment Jobs Act, which charged the NTIA with establishing the BEAD Program and ensuring that BEAD-funded infrastructure projects comply with the Buy America Domestic Content Procurement Preference, or Buy America Preference, of the Build America, Buy America Act, or BABA. In accordance with BABA, the U.S. Department of Commerce has proposed to issue a limited, general applicability, nonavailability waiver of the Buy America Preference to recipients of Federal financial assistance under the NTIA’s BEAD Program. Changes to the terms or administration of these programs, including uncertainty from government and administrative change, increasing focus on domestic requirements by the U.S. that may require re-assessment of compliance, potential funding limitations that impact our ability to meet program requirements or delays due to U.S. federal government shutdowns could reduce the ability of IOCs to access capital or secure funding under these programs to purchase our products and services and thus reduce our revenue opportunities. In addition, compliance with these requirements may significantly increase our record-keeping, accounting and production costs. As a result of these risks, the domestic content requirements may have a material adverse impact on our U.S. sales, business and results of operations. Customers may curtail purchases if they receive less funding than planned, are negatively impacted by federal government shutdowns or changes in government regulations and subsidies, or as funding winds down, any of which could have an adverse effect on our operating results and financial condition.
Government and Regulatory Risks
Actual or perceived failure to comply with applicable data privacy and security laws, regulations and standards could impact our business, operations, and expose us to increased liability.
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
For example, in the U.S., certain states have adopted privacy and security laws and regulations which govern the privacy, processing and protection of personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. Most of the new or proposed laws include restrictions on processing consumer information for targeted advertising, which could negatively affect our marketing cloud products. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

In the event that we are subject to or affected by the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Furthermore, the Federal Trade Commission, or FTC, and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
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
The EU GDPR and UK GDPR regulate cross-border transfers of personal data out of the European Economic Area, or the EEA, and the UK. Case law from the Court of Justice of the European Union, or the CJEU, held that transfers must be assessed on a case-by-case basis and reliance on standard contractual clauses (a standard form of contract approved by the European Commission as an adequate mechanism for personal data transfers) may not be sufficient in all circumstances. On October 7, 2022, President Biden signed an Executive Order on Enhancing Safeguards for United States Intelligence Activities. This introduced new binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and formed the basis of the new EU-US Data Privacy Framework, or DPF, which was released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering it effective as an EU GDPR transfer mechanism to U.S. entities self-certified under the DPF; further, on October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. We currently rely on the standard contractual clauses and the UK International Data Transfer Agreement (or Addendum) to transfer personal data outside the EEA and the UK respectively, including to the U.S. The data transfers enforcement landscape and the DPF’s longer term stability remain uncertain and we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As the regulatory guidance and enforcement landscape in relation to data transfers further develops, our business, operations and financial condition could be adversely affected. Our current contracts may not be sufficient, and we could suffer additional costs, complaints and/or regulatory investigations or fines. We may also have to stop using certain tools and vendors and make other operational changes. We have had to and will have to implement standard contractual clauses and/or the UK equivalent mechanism for intragroup, customer and vendor arrangements. Further, our customers may not use our services in a manner that is compliant with applicable data privacy laws and regulations and our services may not be competitive in certain markets.
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
As emissions of greenhouse gases continue to alter the composition of the atmosphere, affecting large-scale weather patterns and the global climate, any new regulation of greenhouse gas emissions may result in additional costs to our customers and our manufacturers. In addition, the physical impacts of climate change and other natural events, including changes in weather patterns, drought, rising ocean and temperature levels, earthquakes and tsunamis may impact our customers, suppliers and manufacturers and our operations. These potential physical effects may adversely affect our revenue, costs, production and delivery schedules, and cause harm to our results of operations and financial condition.
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
While our working capital needs to support our business operations and growth have been funded from operating cash flows in the near term, we may need additional capital if our current plans and assumptions change. If our financial position deteriorates, we may not be able to secure a source of financing to support our working capital needs on acceptable terms or at all. If future financings involve the issuance of equity securities, our then-existing stockholders will suffer dilution. If we raise debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. If we are unable to sustain positive operating income and cash flows from operations, our liquidity, results of operations and financial condition may be adversely affected. Furthermore, if we are unable to generate sufficient cash flows to support our operational needs, we may need to cease our common stock repurchase program or seek additional sources of liquidity, including borrowings, to support our working capital needs, even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.
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
We have a common stock repurchase program of which $113.6 million was available as of December 31, 2023. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with our capital allocation strategy. Stock repurchases could have an impact on our common stock trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.
General Risks
As a public company, we are subject to significant accounting, legal and regulatory requirements; our failure to comply with these requirements may adversely affect our operating results and financial condition.
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
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF, and the MITRE ATT&CK® Framework. This does not imply that we meet any particular technical standards, specifications or requirements, only that we use the NIST CSF and the MITRE ATT&CK® as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key aspects of our cybersecurity risk management program include the following:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls and processes;
•cybersecurity awareness training of our employees, incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers, suppliers and vendors.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. We face risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A “Risk Factors – Cyberattacks or other security incidents that disrupt our operations or compromise data, may expose us to liability, harm our reputation or otherwise adversely affect our business.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Cybersecurity Committee (the “Committee”) since its formation in 2017 oversight of business continuity, cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any significant cybersecurity incidents.
The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our management team, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.
Our Chief Commercial Operations Officer and Chief Product Officer are primarily responsible for assessing and managing our material risks from cybersecurity threats and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. They stay informed about and monitory the prevention, detection, mitigation and remediation of key cybersecurity risks and incidents through various means, which may include briefings with internal and external security team members, threat intelligence and other information obtained from public or private sources and alerts and reports produced by security tools deployed in the IT environment.
Our cybersecurity management team includes our corporate vice president of information technology, who leads the operational teams responsible for enterprise security, data governance and enterprise incident response, and global operations, and our senior vice president of cloud and engineering operations, who leads the operational teams responsible for product and cloud security, data governance and product security incident response. Our operational cybersecurity teams are comprised of members with decades of collective experience in IT security systems, tooling, operations, and governance, and hold various IT security industry certifications and have received specialized cybersecurity training.
ITEM 2.    Properties
We currently lease our corporate headquarters in San Jose, California. In addition to our headquarters site, we lease additional office space in China, India and the United States. We believe that our facilities are in good condition and are generally suitable to meet our needs for the foreseeable future. We believe that prior to expiration of our current office space leases that we can renew or obtain suitable lease space on commercially reasonable terms for our business needs. In addition, we may continue to seek additional space as needed, and we believe this space will be available on commercially reasonable terms.
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
Number of Common Stockholders
As of February 9, 2024, the approximate number of holders of our common stock was 1,151 (not including beneficial owners of stock held in street name).
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to our 2023 Annual Report to Stockholders, which includes our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders.
Dividends
We have never declared or paid a cash dividend on our common stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We maintain a common stock repurchase program. In November 2023, our Board of Directors authorized a $100 million increase to this program. Our repurchase activity for the three months ended December 31, 2023 was as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	485	$35.07	485	$40,587
November 1 to November 30	772	34.96	772	113,603
December 1 to December 31	—	—	—	113,603
	1,257		1,257
Performance Graph
The following graph shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total returns of the NYSE Composite Index, Russell 2000 Index and the S&P 500 Communications Equipment Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the last five fiscal years ended December 31, 2023. Data for the Russell 2000 Index and S&P 500 Communications Equipment assume reinvestment of dividends. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

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
Overview
We develop, market and sell our platform (cloud, software and systems) and managed services that enable service providers of all types and sizes to innovate and transform their businesses. For our customers to successfully transform their businesses into the innovative BSPs of the future, they require actionable data for critical business functions such as network operations, customer support and marketing. However, this data is often trapped in disparate systems or departmental silos. Our platform, which includes Calix Cloud, Revenue EDGE and Intelligent Access EDGE, gathers, analyzes and applies machine learning to deliver real-time insights seamlessly to each key business function. Our customers utilize these insights to simplify network operations, marketing and customer support and deliver a growing portfolio of SmartLife managed services and experiences that excite their subscribers. This enables BSPs to grow their brand through increased subscriber acquisition, loyalty and revenue and to reduce their operating costs, creating value for their businesses and the communities they serve.
We market our platform and managed services to communication service providers globally through our direct sales force as well as select resellers. Our customers range from smaller, regional service providers to some of the world’s largest service providers. Customers are defined into small (less than 250,000 subscribers), medium (250,000 to 2.5 million subscribers) or large (greater than 2.5 million subscribers). We have approximately 1,600 active customers that have deployed passive optical, Active Ethernet or point-to-point Ethernet fiber access networks or our subscriber premise systems.
Our revenue and potential revenue growth will depend on our ability to develop, market and sell our platform and managed services to strategically aligned customers of all types such as WISPs, fiber overbuilders, cable MSOs, municipalities and electric cooperatives in the United States and internationally. Our growth is also highly dependent on the speed and willingness of customers to adopt our platform and managed services.
Revenue fluctuations result from many factors, including, but not limited to: increases or decreases in customer orders for our products and services, market, financial or other factors that may delay or materially impact customer purchasing decisions, non-availability of products due to supply chain challenges, including component and labor shortages and increasing lead times as well as disruptions as a result of pandemics or natural disasters, contractual terms with customers that result in delayed revenue recognition and varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers have in the past spent less in the first quarter as they are finalizing their annual budgets, and in certain regions, customers are challenged by winter weather conditions that inhibit fiber deployment in outside infrastructure. In recent years, as our revenue from our large customers decreased, we have experienced less year-end volatility due to capital budgetary spending or freezing. This, combined with an increase in recurring revenue, has resulted in smaller seasonal fluctuations, and we expect this trend to continue. Our revenue is also dependent upon our customers’ success in growing their subscribers, timing of purchases, capital expenditure plans and decisions to upgrade their networks or adopt new technologies, including adoption of our software and cloud platform solutions, as well as our ability to grow our customer base.
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue, or that we expect may impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty, incurrence of retrofit costs, amortization of intangibles, support fees for silicon-related development work for our products, changes in trade policies, allowances for obligations to our suppliers and inventory write-downs. In addition, we periodically elect to ship by air versus by ocean in order to meet delivery commitments to our customers, which is more costly. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
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
Inventory Valuation and Supplier Purchase Commitments
Inventory, which primarily consists of finished goods purchased from CMs or ODMs, is stated at the lower of cost (determined by the first-in, first-out method) and net realizable value. Inbound shipping costs and tariffs are included in the cost of inventory. In addition, from time to time, we procure component inventory primarily as a result of manufacturing discontinuation of critical components by suppliers. Furthermore, post the global pandemic-induced supply chain challenges, we have purchased, and may continue to purchase, excess components from our suppliers and consigned back to our suppliers to be consumed on future finish good builds. We regularly monitor inventory on-hand and record write-downs for excess and obsolete inventory based on our estimate of demand for our products, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds our estimated selling price. We also evaluate our supplier purchase commitments, which remain elevated due to extended lead-times created by pandemic-induced supply-chain challenges, and record a liability for excess and obsolete components based on our estimated demand of our products, potential obsolescence of technology and product life cycles. For example, during the fourth quarter of 2023, we wrote down excess and obsolete inventory and accrued a liability for components at suppliers primarily related to the wind down of our legacy product family that existed before our shift to an all-platform model. These factors are impacted by market and economic conditions, competitive dynamics, technology changes and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross profit. If inventory is written down, a new cost basis is established that cannot be increased in future periods. The sale of previously reserved inventory has not had a material impact on our gross margin.
Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements that are significant or potentially significant to us.
Results of Operations for Years Ended December 31, 2023 and 2022
Revenue
The following table sets forth our revenue (dollars in thousands):

	Years Ended December 31,		2023 vs 2022 Change
	2023	2022	$	%
Revenue	$1,039,593	$867,827	$171,766	20%

Our revenue increased by $171.8 million, or 20%, during 2023 compared with 2022. The increase in revenue was primarily due to strength in shipments to one of our large customers, continued shipments throughout 2023 from a new medium-sized BSP customer that we added in the third quarter of 2022 and higher revenue from our growing base of small and medium BSP customers as they expand with our platform and managed services to simplify their operations, excite their subscribers with better experiences and grow their value to the communities they serve.
Our revenue is principally derived in the United States. Revenue generated in the United States represented 91% of revenue in 2023 and 91% in 2022. Our primary focus has been, and in the near term will continue to be, the United States and Canada given our large, direct sales and marketing presence and the amount of government stimulus being invested into underserved and not-served areas of these countries. In 2022, we introduced our platform to the United Kingdom. Over time, we expect to move to additional high average-revenue-per-user markets with our platform.
No customer accounted for more than 10% of our revenue for 2023, 2022 or 2021. See Note 11 “Revenue from Contracts with Customers” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more details on concentration of revenue for the years presented.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Years Ended December 31,		2023 vs 2022 Change
	2023	2022	$	%
Gross profit	$518,316	$435,428	$82,888	19%
Gross margin	49.9%	50.2%
Gross profit increased by $82.9 million to $518.3 million during 2023 from $435.4 million during 2022. Gross margin decreased to 49.9% during 2023 from 50.2% during 2022. The decrease in gross margin of 30 basis points, compared to the corresponding period in 2022, was mainly due to charges of $28.7 million recorded in the fourth quarter of 2023 as we wrote down obsolete inventory and accrued a liability for components at suppliers primarily associated with our legacy product family that existed before our shift to an all-platform model. During 2023, customers moved to our platform model at a faster rate than originally anticipated, leaving us with excess finished goods and related components at suppliers. This decrease was partially offset by increased contributions from our platform and managed services, a shift in product mix and the sell through of a lower amount of excessively priced components acquired in the secondary market during the supply-chain disruption.
Operating Expenses
Sales and Marketing Expenses
Sales and marketing expenses consist of personnel costs, employee sales commissions, marketing programs and events, software tools and travel-related expenses. The following table sets forth our sales and marketing expenses (dollars in thousands):

	Years Ended December 31,		2023 vs 2022 Change
	2023	2022	$	%
Sales and marketing	$214,564	$174,549	$40,015	23%
Percent of revenue	21%	20%
Sales and marketing expenses increased by $40.0 million during 2023 compared to 2022 primarily due to increases in personnel expenses of $29.4 million mainly related to increased sales headcount and higher sales incentive compensation corresponding to our increased revenue, stock-based compensation of $5.0 million and travel expenses of $2.2 million.
We expect our investments in sales and marketing will increase in absolute dollars as we extend our market reach and grow our business in support of our key strategic initiatives.

Research and Development Expenses
Research and development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations. The following table sets forth our research and development expenses (dollars in thousands):

	Years Ended December 31,		2023 vs 2022 Change
	2023	2022	$	%
Research and development	$177,772	$131,994	$45,778	35%
Percent of revenue	17%	15%
Percent of gross profit	34%	30%
The increase in research and development expenses of $45.8 million during 2023 compared with 2022 was mainly due to increases in personnel expenses of $31.7 million driven by increased headcount, stock-based compensation of $4.8 million, depreciation and amortization of $3.2 million, prototypes and test equipment expenses of $2.9 million and outside services of $1.2 million.
We expect our investments in research and development to increase in absolute dollars as we seek to expand the functionality and capabilities of our platforms.
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

	Years Ended December 31,		2023 vs 2022 Change
	2023	2022	$	%
General and administrative	$100,395	$76,275	$24,120	32%
Percent of revenue	10%	9%
The increase in general and administrative expenses of $24.1 million in 2023 compared to 2022 was mainly due to increases in personnel expenses of $10.8 million driven by increased headcount, stock-based compensation of $8.0 million, litigation settlement of $3.2 million and outside services of $1.0 million.
We expect our general and administrative investments to increase in absolute dollars as we support the business.
Interest and Other Income, Net
The following table sets forth our interest and other income, net (dollars in thousands):

	Years Ended December 31,		2023 vs 2022 Change
	2023	2022	$	%
Interest and other income, net	$9,172	$1,432	$7,740	541%

Interest and other income, net increased by $7.7 million in 2023 compared with 2022 mainly due to income from marketable securities corresponding to an increase in interest rates.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Years Ended December 31,		2023 vs 2022 Change
	2023	2022	$	%
Income taxes	$5,432	$13,032	$(7,600)	(58)%
Effective tax rate	16%	24%
During 2023, our current tax expense was $6.1 million, and our deferred tax expense was $(0.7) million. Our effective tax rate was lower than the federal statutory rate of 21% primarily due to research and development tax credits and provision to return adjustments, partially offset by the impact of stock-based compensation and uncertain tax positions.
During 2022, our current tax expense was $11.1 million, and our deferred tax expense was $1.9 million. Our effective tax rate was higher than the federal statutory rate of 21% due to state taxes, the U.S. tax impact of foreign operations, and the impact of stock-based compensation, partially offset by research and development tax credits and stock option windfall deductions.

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
2022 Compared to 2021
For a comparison of our results of operations for the years ended December 31, 2022 and 2021, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023.
Liquidity and Capital Resources
Historically, we have funded our operations and investing activities primarily through cash flow generated from operations, sales of our common stock and various borrowing arrangements. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $220.3 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government securities and commercial paper. This includes $7.7 million of cash primarily held by our foreign subsidiaries. As of December 31, 2023, our liability for taxes that would be payable because of repatriation of undistributed earnings of our foreign subsidiaries to the United States was not significant and limited to withholding taxes considering our existing net operating loss carryovers.
The following table presents the cash inflows and outflows by activity during 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Net cash provided by operating activities	$56,251	$27,183
Net cash used in investing activities	(6,245)	(24,082)
Net cash provided by financing activities	(65,926)	25,063
Operating Activities
Our operating activities provided cash of $56.3 million in 2023 and $27.2 million in 2022. The increase in net cash provided by operating activities during 2023 as compared to 2022 was due primarily to an increase in our net operating results after adjustment of non-cash charges of $2.9 million and an increase in our net cash inflow resulting from changes in operating assets and liabilities of $26.1 million. Non-cash charges consisted of stock-based compensation of $62.8 million, depreciation and amortization of $16.6 million and deferred income taxes of $0.7 million partially offset by net accretion of available-for-sale securities of $4.2 million.
In 2023, cash outflows from changes in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $60.8 million, mainly due to advanced payments to supply chain partners, an increase in prepaid taxes and reclassification of contract assets from deferred revenue; an increase in accounts receivable of $32.2 million due to the timing of shipments; and a decrease in accounts payable of $6.4 million due to the timing of inventory payments. These changes were partially offset by an increase in accrued liabilities of $32.7 million, mainly due to an increase in the reserves for inventory at suppliers, a decrease in inventory of $16.2 million and an increase in deferred revenue of $2.9 million.
Investing Activities
In 2023, net cash used in investing activities of $6.2 million consisted of capital expenditures of $17.9 million, primarily consisting of purchases of test and computer equipment and software, partially offset by net maturities of marketable securities of $11.6 million.
Financing Activities
In 2023, net cash used in financing activities of $65.9 million consisted of purchases of our common stock of $86.4 million and payments related to a financing arrangement of $11.7 million, partially offset by proceeds from the issuance of common stock related to our equity plans of $32.1 million.

2022 Compared to 2021
For a discussion of our liquidity and capital resources and our cash flow activities for the years ended December 31, 2022 and 2021, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023.
Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, normal recurring trade payables, compensation-related and expense accruals and operating leases. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. Furthermore, we maintain a common stock repurchase program of which $113.6 million was available as of December 31, 2023. Our stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.
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
Contractual Obligations and Commitments
Our principal commitments as of December 31, 2023 consisted of our contractual obligations under non-cancelable outstanding purchase obligations and operating lease obligations for office space. The following table summarizes our contractual obligations as of December 31, 2023 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$219,989	$140,521	$69,145	$6,649	$3,674
Operating lease obligations (2)	12,454	4,676	5,978	1,576	224
	$232,443	$145,197	$75,123	$8,225	$3,898

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
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $220.3 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities because of changes in interest rates.
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

	Years Ended December 31,
	2023	2022	2021
USD	90%	91%	92%
RMB	6	6	6
INR	3	1	—
GBP	1	2	2
	100%	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, GBP and INR, our operating expenses for 2023 would have decreased or increased by approximately $4.9 million, or approximately 1%.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the year ended December 31, 2023 was a net translation gain of $0.1 million. This gain is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive loss.”
Transaction Exposure
We have certain assets and liabilities, primarily accounts receivable and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain assets denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to two months. As of December 31, 2023, we had no forward contracts outstanding. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Consolidated Statements of Comprehensive Income. During the year ended December 31, 2023, the net loss we recognized related to these foreign exchange assets and liabilities was approximately $0.2 million.

ITEM 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Calix, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Calix, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Evaluation of net realizable value of raw material and finished goods inventory and excess and obsolete component liabilities
As discussed in Notes 1, 4 and 5 to the consolidated financial statements, the Company has raw material and finished goods inventories with a carrying value of $133.0 million and excess and obsolete component liabilities of $32.2 million as of December 31, 2023. The Company adjusts the inventory carrying value for excess or obsolete inventory based on assumptions about future demand for products, potential obsolescence of technology, product life cycle, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds the estimated selling price. These factors are impacted by market and economic conditions, technology changes and new product introductions and require significant estimates that may include elements that are uncertain. The Company also records a liability and a charge to cost of revenue for estimated losses on components the Company is obligated to purchase from its manufacturers when the components have been rendered excess and obsolete due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed component levels that greatly exceed projected demand. During the fourth quarter of 2023, the Company took charges of $28.7 million to write down excess and obsolete inventory and accrue a liability for components at suppliers primarily associated with the Company’s legacy product family.
We identified the evaluation of net realizable value of inventory and excess and obsolete component liabilities as a critical audit matter. Evaluation of the Company’s forecasted demand, including the Company’s determination of the effect of market and economic conditions, technology and design changes, new product introductions, and discontinuation of products both by the Company and its suppliers required significant auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s inventory process. This included controls over the reviews of the estimates of the net realizable value of excess or obsolete raw material and finished goods inventory and liabilities for losses on components the Company is obligated to purchase from its manufacturers. For a selection of inventory items owned by the Company, we (1) reperformed the analysis provided by the Company to assess the accuracy of the net realizable value of inventory by comparing historical sales activity, customer order backlog, or demand forecasts to the inventory on hand quantities, and (2) performed inquiries of Company’s personnel and inspected documents regarding product end of life announcements, technology and design changes, and new product introductions. For a selection of components subject to the Company’s purchase commitments, we (1) evaluated the reasonableness of management’s assumptions used to estimate the excess and obsolete component liabilities by considering historical sales activity, customer order backlog, or demand forecasts of the related finished products and (2) performed inquiries of Company’s personnel and inspected documents regarding product end of life announcements, technology and design changes, new product introductions, and historical reimbursements to suppliers for excess and obsolete components.

/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
Santa Clara, California
February 22, 2024

CALIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$63,409	$79,073
Marketable securities	156,937	162,642
Accounts receivable, net	126,027	93,804
Inventory	132,985	149,160
Prepaid expenses and other current assets	118,598	62,691
Total current assets	597,956	547,370
Property and equipment, net	29,461	25,834
Right-of-use operating leases	9,262	9,283
Deferred tax assets	167,691	167,031
Goodwill	116,175	116,175
Other assets	21,320	19,142
	$941,865	$884,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,746	$41,407
Accrued liabilities	116,227	90,474
Deferred revenue	36,669	33,541
Total current liabilities	187,642	165,422
Long-term portion of deferred revenue	24,864	25,072
Operating leases	7,421	8,442
Other long-term liabilities	2,956	6,332
Total liabilities	222,883	205,268
Commitments and contingencies (See Note 5)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 65,052 shares issued and outstanding as of December 31, 2023, and 65,735 shares issued and outstanding as of December 31, 2022	1,627	1,644
Additional paid-in capital	1,078,393	1,070,100
Accumulated other comprehensive loss	(659)	(2,473)
Accumulated deficit	(360,379)	(389,704)
Total stockholders’ equity	718,982	679,567
	$941,865	$884,835

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021

Revenue	$1,039,593	$867,827	$679,394
Cost of revenue	521,277	432,399	322,807
Gross profit	518,316	435,428	356,587
Operating expenses:
Sales and marketing	214,564	174,549	125,909
Research and development	177,772	131,994	101,747
General and administrative	100,395	76,275	55,779
Restructuring benefit	—	—	(786)
Total operating expenses	492,731	382,818	282,649
Operating income	25,585	52,610	73,938
Interest and other income (expense), net:
Interest income (expense), net	9,704	2,009	(402)
Other expense, net	(532)	(577)	(882)
Total interest and other income (expense), net	9,172	1,432	(1,284)
Income before income taxes	34,757	54,042	72,654
Income taxes	5,432	13,032	(165,724)
Net income	$29,325	$41,010	$238,378
Net income per common share:
Basic	$0.44	$0.63	$3.77
Diluted	$0.42	$0.60	$3.51
Weighted-average number of shares used to compute net income per common share:
Basic	65,980	65,058	63,277
Diluted	69,320	68,911	67,856

Net income	$29,325	$41,010	$238,378
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	1,701	(1,521)	(179)
Foreign currency translation adjustments, net	113	(632)	50
Total other comprehensive income (loss), net of tax	1,814	(2,153)	(129)
Comprehensive income	$31,139	$38,857	$238,249

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2020	62,122	$1,553	$948,055	$(191)	$(669,092)	$280,325
Stock-based compensation	—	—	24,230	—	—	24,230
Issuance of common stock under equity incentive plans, net of forfeitures	2,152	54	25,570	—	—	25,624
Net income	—	—	—	—	238,378	238,378
Other comprehensive loss	—	—	—	(129)	—	(129)
Balance as of December 31, 2021	64,274	1,607	997,855	(320)	(430,714)	568,428
Stock-based compensation	—	—	44,826	—	—	44,826
Issuance of common stock under equity incentive plans, net of forfeitures	1,461	37	27,419	—	—	27,456
Net income	—	—	—	—	41,010	41,010
Other comprehensive loss	—	—	—	(2,153)	—	(2,153)
Balance as of December 31, 2022	65,735	1,644	1,070,100	(2,473)	(389,704)	679,567
Stock-based compensation	—	—	62,771	—	—	62,771
Issuance of common stock under equity incentive plans, net of forfeitures	1,527	38	32,111	—	—	32,149
Repurchase of common stock including excise tax	(2,210)	(55)	(86,589)	—	—	(86,644)
Net income	—	—	—	—	29,325	29,325
Other comprehensive income	—	—	—	1,814	—	1,814
Balance as of December 31, 2023	65,052	1,627	1,078,393	(659)	(360,379)	718,982

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$29,325	$41,010	$238,378
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	62,771	44,826	24,230
Depreciation and amortization	16,631	14,315	15,012
Deferred income taxes	(660)	1,932	(168,426)
Net accretion of available-for-sale securities	(4,199)	(1,146)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(32,222)	(8,585)	(15,800)
Inventory	16,175	(60,280)	(36,612)
Prepaid expenses and other assets	(60,795)	(38,359)	(27,074)
Accounts payable	(6,369)	12,111	16,025
Accrued liabilities	37,070	20,919	3,273
Deferred revenue	2,921	9,118	10,400
Other long-term liabilities	(4,397)	(8,678)	(2,613)
Net cash provided by operating activities	56,251	27,183	56,793
Investing activities:
Purchases of property and equipment	(17,855)	(14,067)	(10,463)
Purchases of marketable securities	(216,193)	(191,403)	(298,092)
Maturities of marketable securities	227,803	181,388	197,894
Net cash used in investing activities	(6,245)	(24,082)	(110,661)
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	32,149	27,456	25,624
Repurchases of common stock	(86,397)	—	—
Payments related to financing arrangements	(11,678)	(2,393)	(1,241)
Net cash provided by (used in) financing activities	(65,926)	25,063	24,383
Effect of exchange rate changes on cash and cash equivalents	256	(424)	11
Net increase (decrease) in cash and cash equivalents	(15,664)	27,740	(29,474)
Cash and cash equivalents at beginning of year	79,073	51,333	80,807
Cash and cash equivalents at end of year	$63,409	$79,073	$51,333
Supplemental disclosures of cash flow information:
Interest paid	$253	$577	$631
Income taxes paid	$11,873	9,607	5,197
Non-cash investing activities:
Changes in accounts payable and accrued liabilities related to purchases of property and equipment	$(180)	$586	$194

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

Credit Risk and Inventory Supplier Concentrations
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. Cash equivalents consist of money market funds and marketable securities with a maturity at the date of purchase of ninety days or less, which are invested through financial institutions in the United States. Deposits in and investments held by these financial institutions may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company also has approximately $7.7 million of cash held by its foreign subsidiaries in India, China and the United Kingdom. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these cash and cash equivalents.
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
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of comprehensive loss in the stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as “Other expense, net.” Realized gains and losses were not significant for the years ended December 31, 2023 and 2022, respectively.
For the Company’s available-for-sale debt securities in an unrealized loss position, the Company determines whether a credit loss exists. In this assessment, among other factors, the Company considers the extent to which the fair value is less than the amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If factors indicate a credit loss exists, an allowance for credit loss will be recorded to “Other expense, net,” limited by the amount that the fair value is less than the amortized cost basis. The amount of fair value change relating to all other factors will be recognized in other comprehensive loss.
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
Inventory Valuation and Supplier Purchase Commitments
Inventory, which primarily consists of finished goods purchased from CMs or ODMs, is stated at the lower of cost (determined by the first-in, first-out method) or market value. Shipments from suppliers before the Company receives them are recorded as in-transit inventory when title and the significant risks and rewards of ownership have passed to the Company. Inbound shipping costs and U.S. tariffs are included in cost of inventory. In addition, from time to time, the Company procures component inventory primarily as a result of manufacturing discontinuation of critical components by suppliers. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. The Company also evaluates its supplier purchase commitments, which remain elevated due to the extended lead-times during the global pandemic-induced supply chain challenges, and records a liability for excess and obsolete components based on its estimated demand of our products, potential obsolescence of technology and product life cycles. These factors are impacted by market and economic conditions, competitive dynamics, technology changes and new product introductions and require significant estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross profit. If inventory is written down, a new cost basis is established that cannot be increased in future periods. For example, during the fourth quarter of 2023, the Company took charges of $28.7 million to write down excess and obsolete inventory and accrue a liability for components at suppliers primarily associated with the Company’s legacy product family that existed before its shift to an all-platform model. During 2023, customers moved to the Company’s platform model at a faster rate than originally anticipated, leaving the Company with excess finished goods and related components at suppliers.
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
At the end of the second quarter of 2023, the Company completed its annual goodwill impairment test. Based on its assessment of certain qualitative factors such as market capitalization, management concluded that the fair value of the Company was more likely than not greater than its carrying amount as of July 2, 2023. As such, it was not necessary to perform the two-step quantitative goodwill impairment test at the time.
There have been no significant events or changes in circumstances subsequent to the 2023 annual impairment test that would more likely than not indicate that the carrying value of goodwill may have been impaired as of December 31, 2023. There were no impairment losses for goodwill for the years ended December 31, 2023, 2022 or 2021.
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
Newly Adopted Accounting Standards
The Company did not adopt any new accounting standards in 2023 that were significant to the Company.
Recent Accounting Pronouncements Not Yet Adopted
There have been no accounting pronouncements or changes in accounting pronouncements that are significant or potentially significant to the Company.
2. Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents:
Cash	$18,040	$39,189
Commercial paper	32,837	33,199
U.S. government securities	9,969	5,990
Money market funds	2,563	555
Corporate debt securities	—	140
Total cash and cash equivalents	63,409	79,073
Marketable securities:
U.S. government securities	92,277	106,750
U.S. government agency securities	43,521	23,632
Commercial paper	14,139	28,992
Corporate debt securities	7,000	3,168
Municipal securities	—	100
Total marketable securities	156,937	162,642
	$220,346	$241,715
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities. As of December 31, 2023, all marketable securities were due in three years or less.

The amortized cost and fair value of marketable securities as of December 31, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
U.S. government securities	$102,167	$80	$102,247
Commercial paper	47,003	(28)	46,975
U.S. government agency securities	43,573	(52)	43,521
Corporate debt securities	6,999	1	7,000
	$199,742	$1	$199,743
The amortized cost and fair value of marketable securities as of December 31, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Losses	Fair Value
U.S. government securities	$114,120	$(1,380)	$112,740
Commercial paper	62,262	(71)	62,191
U.S. government agency securities	23,876	(244)	23,632
Corporate debt securities	3,312	(4)	3,308
Municipal securities	101	(1)	100
	$203,671	$(1,700)	$201,971

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
The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of December 31, 2023	Level 1	Level 2	Total
Money market funds	$2,563	$—	$2,563
U.S. government securities	102,246	—	102,246
Commercial paper	—	46,976	46,976
U.S. government agency securities	—	43,521	43,521
Corporate debt securities	—	7,000	7,000
	$104,809	$97,497	$202,306

As of December 31, 2022	Level 1	Level 2	Total
Money market funds	$555	$—	$555
U.S. government securities	112,740	—	112,740
Commercial paper	—	62,191	62,191
U.S. government agency securities	—	23,632	23,632
Corporate debt securities	—	3,308	3,308
Municipal securities	—	100	100
	$113,295	$89,231	$202,526
4. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2023	2022
Accounts receivable	$126,331	$94,201
Allowance for doubtful accounts	(304)	(397)
	$126,027	$93,804
The table below summarizes the changes in allowance for doubtful accounts and product return liability for the periods indicated (in thousands):

	Balance at Beginning of Year	Additions Charged to Expenses or Revenue Net of Recoveries	Write Offs and Returns	Balance at End of Year
Year Ended December 31, 2023:
Allowance for doubtful accounts	$397	$43	$(136)	$304
Product return liability	2,961	4,761	(4,825)	2,897
Year Ended December 31, 2022:
Allowance for doubtful accounts	$725	$(276)	$(52)	$397
Product return liability	1,836	5,622	(4,497)	2,961
Year Ended December 31, 2021:
Allowance for doubtful accounts	$1,405	$(201)	$(479)	$725
Product return liability	1,888	3,681	(3,733)	1,836
Inventory consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$22,119	$640
Finished goods	110,866	148,520
	$132,985	$149,160
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Supplier deposits	$78,131	$39,064
Prepaid expenses and other current assets	40,467	23,627
	$118,598	$62,691

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Test equipment	$50,853	$44,106
Computer equipment	13,615	13,396
Software	12,972	10,389
Leasehold improvements	2,122	1,730
Furniture and fixtures	1,283	1,153
	80,845	70,774
Accumulated depreciation and amortization	(51,384)	(44,940)
	$29,461	$25,834
Depreciation and amortization expenses were $16.6 million, $14.3 million and $15.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Compensation and related benefits	$36,741	$27,813
Component inventory held by suppliers	32,182	10,280
Professional and consulting fees	7,717	7,307
Customer advances or rebates	5,967	5,653
Current portion of warranty and retrofit	5,655	6,377
Taxes payable	4,317	4,581
Operating leases	4,142	3,949
Litigation settlement	3,250	—
Business events	2,938	3,167
Product returns	2,897	2,961
Freight	1,510	3,649
Current portion of revenue-share payments	—	7,210
Other	8,911	7,527
	$116,227	$90,474
Changes in the Company’s accrued warranty and retrofit liability were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$8,386	$9,594	$9,208
Provision for warranty and retrofit charged to cost of revenue	3,282	1,315	3,370
Utilization of reserve	(3,639)	(2,523)	(2,984)
Balance at end of year	$8,029	$8,386	$9,594

5. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of December 31, 2023 (in thousands):

Year Ending December 31,	Future Minimum Lease Payments
2024	$4,676
2025	4,479
2026	1,499
2027	1,061
2028 and thereafter	739
Total future minimum lease payments	12,454
Less imputed interest	(891)
$11,563

As of December 31, 2023, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$4,142
Operating leases	7,421
$11,563
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $5.0 million as of December 31, 2023 and are included in the tables above.
The above tables also include future minimum lease payments for the Company's office facilities in Petaluma, California; Plymouth, Minnesota; Richardson, Texas; Bangalore, India; Nanjing, China; and West Jordan, Utah, which expire at various dates through 2029.
In November 2021, the Company entered into a sublease for a portion of the San Jose headquarters office space that was previously abandoned. The sublease commenced in August 2022 for a term of 39 months. The Company received $0.8 million and $0.3 million in sublease income in 2023 and 2022, respectively. Future minimum payments consisted of the following as of December 31, 2023 (in thousands):

Year Ending December 31,	Future Minimum Sublease Payments
2024	773
2025	661
Total future minimum sublease payments	$1,434
The weighted average discount rate for the Company’s operating leases as of December 31, 2023 was 5.3%. The weighted average remaining lease term as of December 31, 2023 was 3.1 years.
For the years ended December 31, 2023, 2022 and 2021, total rent expense of the Company was $4.8 million, $4.6 million and $4.1 million, respectively. Cash paid within operating cash flows for operating leases was $4.5 million, $4.5 million and $3.9 million for years ended December 31, 2023, 2022 and 2021, respectively.
Purchase Commitments
The Company’s CMs and ODMs place orders for component inventory based upon the Company’s build forecasts and pursuant to stated component lead times to ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs and ODMs. The Company places purchase orders with its CMs and ODMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the finished goods inventory.
The Company has from time to time, and subject to certain conditions, reimbursed certain suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that greatly exceed projected demand. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. The estimated excess and obsolete component liabilities related to manufacturing and engineering change orders, termination of manufacturing partners and other factors are included in “Accrued liabilities” in the accompanying Consolidated Balance Sheets, because the corresponding component parts have not been received by the Company. The amounts were $32.2 million and $10.3 million as of December 31, 2023 and 2022, respectively. The Company records the related charges in “Cost of revenue” in its Consolidated Statements of Comprehensive Income.
As of December 31, 2023 and 2022, the Company had approximately $176.3 million and $340.6 million, respectively, of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs.
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
Common Stock
Holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors out of legally available funds. No dividends have been declared or paid as of December 31, 2023.
Stock Repurchase Program
The Company maintains a common stock repurchase program. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases depends on prevailing stock prices, general economic and market conditions, and other considerations consistent with the Company’s capital allocation strategy. The repurchase program does not obligate the Company to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the

Company’s discretion. During the year ended December 31, 2023, the Company purchased 2.2 million shares of common stock for $86.4 million at an average price per share of $39.09. As of December 31, 2023, the remaining authorized balance under this program was $113.6 million.
Equity Incentive Plans
2019 Equity Incentive Award Plan
The 2019 Equity Incentive Award Plan (the “2019 Plan”) supersedes and replaces the 2010 Equity Incentive Award Plan (the “2010 Plan”) and preceding plans. The terms and conditions of the 2010 Plan will continue to govern any outstanding awards granted under the 2010 Plan. Employees and consultants of the Company, its subsidiaries and affiliates and the Company’s Board of Directors members are eligible to receive awards under the 2019 Plan. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock or cash-based awards and dividend equivalents to eligible individuals. Stock options granted under the 2019 Plan are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Stock options issued under the 2019 Plan generally vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter for a period of an additional three years. The options have a maximum term of ten years.
At the Company’s 2023 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the 2019 Plan by 1.5 million shares. As of December 31, 2023, there were 5.0 million shares available for issuance under the 2019 Plan.
In February 2022, PSOs covering an aggregate of 0.7 million shares of common stock were awarded to certain executives with a grant date exercise price of $55.96 per share. The actual number of shares underlying the PSOs that could become eligible to vest and become exercisable, or earned, was contingent upon achievement of annual corporate financial targets for bookings and non-GAAP operating income for 2022 (together, the “2022 Performance Targets”) during the one-year performance period. In February 2023, the Compensation Committee of the Board of Directors certified achievement of the 2022 Performance Targets and determined that 100% of the shares underlying the PSOs were earned, subject to the four-year service condition. As such, 25% of the awarded shares underlying the PSOs were vested and became exercisable on the first anniversary of the grant date, and the remaining 75% of the shares of common stock will vest and become exercisable in substantially equal quarterly installments over the subsequent three years, subject to the executive’s continued service with the Company through the respective vesting dates. Stock-based compensation expense of $6.2 million and $10.1 million was recognized for the years ended December 31, 2023 and 2022, respectively, related to these awards.
In February 2023, PSOs covering an aggregate of 1.2 million shares of common stock were awarded to certain executives with a grant date average exercise price of $51.57 per share. The actual number of shares underlying the PSOs that could become earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP operating income for 2023 (together, the “2023 Performance Targets”) during the one-year performance period, with equal weighting for each measure. If either of the 2023 Performance Targets are achieved below 80% of target, no shares will be deemed earned for that measure and the corresponding PSOs will be forfeited. If both 2023 Performance Targets are achieved at or above the minimum threshold of 80%, then 50% of the shares allocable to each 2023 Performance Target will be deemed earned, with an increasing percentage of shares being earned for achievement above the minimum threshold, up to 125% of the shares allocable to the target. Each 2023 Performance Target result is then weighted by 50%, and the combined total determines the number of shares underlying the PSOs that are deemed earned, up to a maximum of 100% of the shares underlying the PSOs. During June 2023, the Compensation Committee approved an adjustment to the 2023 Performance Targets, resulting in incremental compensation cost of $4.9 million that is recognized over the vesting period of the awards. Upon certification of achievement, any shares underlying the PSOs that are not deemed earned are immediately forfeited, and 25% of the shares underlying the PSOs that are deemed earned immediately vest and become exercisable upon the first anniversary of the grant date, with the remaining 75% of the earned shares vesting and becoming exercisable in substantially equal quarterly installments over the subsequent three years, in each case, subject to the executive’s continued service with the Company through the respective vesting dates.
In February 2024, the Compensation Committee certified the achievement related to the adjusted 2023 Performance Targets and determined that 54.5% of shares underlying the PSOs were earned, subject to the on-going service condition. As such, 45.5% of the shares underlying the PSOs were immediately forfeited, 25% of the earned shares underlying the PSOs became vested and exercisable on the first anniversary of the grant date, and the remaining 75% of the earned shares underlying the PSOs will vest in substantially equal quarterly installments over the subsequent three years, subject to the executive’s continued service with the Company through the respective vesting dates. Stock-based compensation expense of $9.2 million was recognized for the year ended December 31, 2023 related to the PSOs.

The following table summarizes the stock option activity under the Company’s equity incentive plans (in thousands, except per share data):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise Price	Life	Intrinsic
Stock Options	Shares	Per Share	(in years)	Value (1)
Outstanding as of December 31, 2022	8,287	$29.31
Granted	2,542	46.88
Exercised	(466)	11.12
Canceled	(40)	51.51
Outstanding as of December 31, 2023	10,323	$34.37	7.3	$149,074
Vested and expected to vest as of December 31, 2023	10,003	$33.97	7.3	$148,050
Options exercisable as of December 31, 2023	5,532	$22.25	6.2	$133,001

(1) Amounts represent the difference between the exercise price and the fair market value of common stock at December 31, 2023 of $43.69 per share for all “in-the-money” options outstanding.
During the years ended December 31, 2023, 2022 and 2021, total intrinsic value of stock options exercised was $16.7 million, $31.0 million and $59.6 million, respectively. Cash received from employee stock option exercises in 2023, 2022 and 2021 was $5.2 million, $6.7 million and $11.2 million, respectively.
Employee Stock Purchase Plans
The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation subject to certain Internal Revenue Code limitations. In addition, participants may purchase up to 2,000 shares of common stock in each offering period.
The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. The total shares authorized for issuance under the ESPP is 12.4 million shares. As of December 31, 2023, there were 4.5 million shares available for issuance under the ESPP. During the year ended December 31, 2023, 0.2 million shares were purchased under the ESPP. As of December 31, 2023, unrecognized stock-based compensation expense of $0.4 million related to the ESPP is expected to be recognized over a remaining service period of 0.1 years.
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
At the Company’s 2023 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the NQ ESPP by 1.2 million shares. The maximum number of shares of common stock currently authorized for issuance under the NQ ESPP is 7.5 million shares. As of December 31, 2023, there were 3.4 million shares available for issuance under the NQ ESPP. During the year ended December 31, 2023, 0.9 million shares were purchased and issued. As of December 31, 2023, unrecognized stock-based compensation expense of $10.8 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 0.8 years.

Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cost of revenue	$2,913	$2,700	$1,458
Sales and marketing	16,893	12,001	6,728
Research and development	17,000	12,165	6,769
General and administrative	25,965	17,960	9,275
	$62,771	$44,826	$24,230
Income tax benefits recognized	$10,993	$11,501	$16,929
The following table summarizes the weighted-average grant date fair values of the Company’s stock-based awards granted in the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Stock options	$23.02	$31.86	$26.55
ESPP	$17.96	$18.51	$12.93
NQ ESPP	$42.51	$52.91	$55.50
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
The following table summarizes the weighted-average assumptions used in estimating the grant-date fair value of stock options and of each employee’s purchase right under the ESPP in the periods indicated:

	Years Ended December 31,
Stock Options	2023	2022	2021
Expected volatility	52%	58%	56%
Expected life (years)	6.1	6.1	6.0
Risk-free interest rate	4.02%	3.15%	1.11%

	Years Ended December 31,
ESPP	2023	2022	2021
Expected volatility	47%	62%	63%
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	5.31%	2.16%	0.05%
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
As of December 31, 2023, unrecognized stock-based compensation expense by award type, net of estimated forfeitures, and their expected weighted-average recognition periods are summarized in the following table (in thousands).

	Stock Option	ESPPs
Unrecognized stock-based compensation expense	$76,859	$11,235
Weighted-average amortization period (in years)	2.1	0.8
The Company expects to recognize stock-based compensation expense of $44.6 million in 2024, $25.1 million in 2025, $15.0 million in 2026 and $3.4 million in 2027.
Shares Reserved for Future Issuance
As of December 31, 2023, the Company had common shares reserved for future issuance as follows (in thousands):

Stock options outstanding	10,323
Shares available for future grant under 2019 Plan	4,984
Shares available for future issuance under ESPP	4,508
Shares available for future issuance under NQ ESPP	3,385
23,200
7. Employee Benefit Plan
The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company, at the discretion of the Board of Directors, may make additional matching contributions on behalf of the participants. The Company made matching contributions totaling $5.2 million, $4.1 million and $3.2 million in 2023, 2022 and 2021, respectively.
8. Accumulated Other Comprehensive Loss
The table below summarizes the changes in accumulated other comprehensive loss by component:

	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2021	$(179)	$(141)	$(320)
Other comprehensive loss	(1,521)	(632)	(2,153)
Balance as of December 31, 2022	(1,700)	(773)	(2,473)
Other comprehensive income	1,701	113	1,814
Balance as of December 31, 2023	$1	$(660)	$(659)
Assets and liabilities of the Company’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenue and expenses are translated at the monthly average exchanges rates. These translations result in differences called foreign currency translation adjustments. Realized foreign currency transaction gains or losses were not significant during the years ended December 31, 2023, 2022 and 2021 and are recorded in “Other expense, net” in the Company's Consolidated Statements of Comprehensive Income. Realized gains and losses on sales of available-for-sale marketable securities, if any, are reclassified from accumulated other comprehensive loss to “Other expense, net” in our Consolidated Statements of Comprehensive Income.

9. Income Taxes
The domestic and foreign components of income before incomes taxes were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Domestic	$30,983	$51,442	$70,776
Foreign	3,774	2,600	1,878
	$34,757	$54,042	$72,654

Income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$(2,407)	$3,671	$—
State	6,493	6,555	2,818
Foreign	2,006	874	438
Current income tax	6,092	11,100	3,256
Deferred:
Federal	2,050	6,336	(157,355)
State	(2,525)	(4,372)	(11,631)
Foreign	(185)	(32)	6
Deferred income tax	(660)	1,932	(168,980)
	$5,432	$13,032	$(165,724)
The differences between the statutory and effective tax rates, expressed as a percentage of net income before income taxes, were as follows:

	Years Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Impact of state taxes	2.6	(4.9)	(16.4)
Foreign operations	0.8	—	(0.2)
R&D tax credits	(13.5)	(9.1)	(1.9)
U.S. tax impact of foreign operations	(2.4)	7.8	—
Stock-based compensation	8.8	—	(12.8)
Other permanent items	2.5	1.2	0.7
Provision to return adjustments	(9.7)	(0.4)	(0.3)
Valuation allowance	—	1.3	(208.3)
Attribute expiration	0.8	5.5	(13.1)
Uncertain tax positions	4.7	1.7	3.2
	15.6%	24.1%	(228.1)%

The significant components of the Company’s deferred tax assets were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$1,020	$44,188
Tax credit carryforwards	58,349	56,717
Inventory	16,592	5,986
Accruals and reserves	6,684	4,949
Deferred revenue	13,460	13,156
Stock-based compensation	12,087	7,417
Lease liability	2,277	2,346
Capitalized R&D	93,340	67,925
Other	144	9
Gross deferred tax assets	203,953	202,693
Valuation allowance	(29,908)	(29,914)
Total deferred tax assets	174,045	172,779
Deferred tax liabilities:
Fixed assets	(1,484)	(2,648)
Right of use assets	(1,710)	(1,602)
Intangible assets	(3,160)	(1,498)
Total deferred tax liabilities	(6,354)	(5,748)
	$167,691	$167,031

All deferred taxes, along with any related valuation allowance, are classified in the Consolidated Balance Sheet as long-term.
A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized. At each reporting period, the Company assesses the estimated future realizability of the gross carrying value of its deferred tax assets. The Company’s periodic assessments take into consideration both positive evidence (future profitability projections for example and recent financial performance) and negative evidence (historical financial performance for example) as it relates to evaluating the future recoverability of its deferred tax assets. During 2021, the Company released its valuation allowance for federal and state (with the exception of California) deferred tax assets that are more likely than not to be realized, primarily as a result of actual and projected increases in U.S. profitability in the current and future periods. In performing its analysis, the Company used the most updated plans and estimates that it currently uses to manage the underlying business and calculated the ability to utilize its deferred tax assets. The valuation allowance decreased by less than $0.1 million from 2022 to 2023. The Company continues to maintain a valuation allowance of $29.9 million on certain U.S. federal and state deferred tax assets that the Company believes are not more likely than not to be realized in future periods.
As of December 31, 2023, the Company had U.S. state net operating losses of approximately $16.5 million which will expire at various dates through 2039 if not utilized. Additionally, the Company has U.S. federal, California and other U.S. states research and development credits of approximately $44.9 million, $49.7 million and $2.7 million as of December 31, 2023, respectively. The U.S. federal research and development credits will expire at various dates through 2043 if not utilized. The California research and development credits have no expiration date. The credits related to other various U.S. states have begun to expire and will continue to expire at various dates through 2038.
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

The Company’s unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Balance at beginning of year	$29,215	$25,992
Reduction for tax positions related to prior year	(19)	(905)
Additions for tax positions related to prior year	580	1,232
Additions for tax positions related to current year	2,673	2,896
Balance at end of year	$32,449	$29,215
As of December 31, 2023 and 2022, the Company had unrecognized tax benefits of $32.4 million and $29.2 million, respectively, $17.6 million of which would affect the Company’s effective tax rate if recognized. There were no accrued interest or penalties for uncertain income tax as of December 31, 2023.
The Company files tax returns in the United States and various state jurisdictions, China, India and the United Kingdom. The tax years 2000 through 2023 remain open and subject to examination by the appropriate governmental agencies due to tax attribute carryforwards.
10. Net Income Per Common Share
The computation of basic and diluted net income per common share for the periods indicated was as follows (in thousands, except per share data):

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net income	$29,325	$41,010	$238,378
Denominator:
Weighted-average common shares — basic	65,980	65,058	63,277
Effect of dilutive potential common shares	3,340	3,853	4,579
Weighted-average common shares — diluted	69,320	68,911	67,856

Basic net income per common share	$0.44	$0.63	$3.77
Diluted net income per common share	$0.42	$0.60	$3.51
Potentially dilutive shares excluded, weighted-average	4,688	1,758	1,006
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

Geographic Information:
A summary of revenue disaggregated by geographic region based upon the location of the customers was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
United States	$944,201	$786,802	$565,964
Europe	54,265	26,916	45,879
Americas excluding U.S.	32,696	41,892	45,719
Middle East & Africa	7,457	10,885	19,018
Asia Pacific	974	1,332	2,814
	$1,039,593	$867,827	$679,394
The Company’s property and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands):

	December 31,
	2023	2022
United States	$25,231	$21,785
China	3,385	3,220
India	845	829
	$29,461	$25,834
Contract Asset
Contract assets include amounts recognized as revenue prior to the Company’s contractual right to bill the customer. Amounts are billed in accordance with the agreed-upon contractual terms. The balance as of December 31, 2023 was $4.7 million of which the Company expects to bill 67% of the balance during 2024.
Contract Liability
Deferred revenue was $61.5 million and $58.6 million as of December 31, 2023 and 2022, respectively. The increase in deferred revenue of $2.9 million is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations and balances reclassified to contract assets during the year being greater than the $29.2 million of revenue recognized that was included in the deferred revenue balance at the beginning of the year.
Revenue allocated to remaining performance obligations (“RPOs”) represents contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods but excludes variable consideration where the monthly invoicing is based on usage or where actual usage exceeds the minimum commitment. RPOs were $242.5 million as of December 31, 2023, and the Company expects to recognize as revenue 39% of this amount over the next 12 months and a majority of the remainder over the two years thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of December 31, 2023 and 2022, the unamortized balance of deferred commissions was $12.0 million and $11.2 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the amount of amortization was $6.5 million, $4.0 million and $1.4 million, respectively. There was no impairment loss in relation to the costs capitalized for these respective periods.
Concentration of Customer Risk
No customer accounted for more than 10% of the Company’s revenue for the years ended December 31, 2023, 2022 and 2021.
One customer represented 19% and 11% of the Company’s accounts receivable as of December 31, 2023 and 2022, respectively. Another customer represented 14% of the Company’s accounts receivable as of December 31, 2023.

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, (2013 framework). Based on our evaluation, management has concluded that we maintained effective control over financial reporting as of December 31, 2023 based on the COSO criteria. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
Information required by this Item 10 relating to our directors is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors” and “Director Compensation” and in other applicable sections of the Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, or the Proxy Statement, to be filed within 120 days of the end of the fiscal year covered by this Report. Information required by this Item 10 relating to our officers is incorporated by reference to the information set forth under the captions “Executive Officers” and “Executive Compensation” and in other applicable sections of the Proxy Statement. Information regarding our Section 16 reporting compliance is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
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

10.11
First Amendment to Net Lease Agreement by and between Calix, Inc. and Orchard Parkway San Jose, LLC dated November 14, 2018 (filed as Exhibit 10.30 to Calix's Form 10-K filed with the SEC on March 1, 2019 (File No. 001-34674) and incorporated by reference)

10.12
Second Amendment to Net Lease Agreement by and between Calix, Inc. and Orchard Parkway San Jose, LLC dated December 10, 2020 (filed as Exhibit 10.12 to Calix’s Form 10-K filed with the SEC on February 22, 2021 (File No. 001-34674) and incorporated by reference)

10.13*
Calix, Inc. 2019 Equity Incentive Award Plan (incorporated by reference to Appendix A to the Registrant's definitive proxy statement on Schedule 14A, filed with the SEC on April 1, 2020 (File No. 001-34674))

10.14*
Calix, Inc. 2019 Equity Incentive Award Plan - Form of Notice of Grant of Stock Option and Option Agreement (filed as Exhibit 10.14 to Calix’s Form 10-K filed with the SEC on February 22, 2021 (File No. 001-34674) and incorporated by reference)

10.15*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended May 16, 2019 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on July 25, 2019 (File No. 001-34674) and incorporated by reference)

10.16*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended May 16, 2019 (filed as Exhibit 10.2 to Calix's Form 10-Q filed with the SEC on July 25, 2019 (File No. 001-34674) and incorporated by reference)

10.17*
Amended and Restated Employee Stock Purchase Plan effective April 24, 2020 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on July 21, 2020 (File No. 001-34674) and incorporated by reference)

10.18*
Amended and Restated 2017 Nonqualified Employee Stock Purchase Plan effective April 24, 2020 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on July 21, 2020 (File No. 001-34674) and incorporated by reference)

10.19*
Calix, Inc. Amended and Restated Executive Change in Control and Severance Plan effective March 26, 2021 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on April 27, 2021 (File No. 001-34674) and incorporated by reference)

10.20*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended February 11, 2021 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on April 27, 2021 (File No. 001-34674) and incorporated by reference)

10.21*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended February 11, 2021 (filed as Exhibit 10.3 to Calix’s Form 10-Q filed with the SEC on July 27, 2021 (File No. 001-34674) and incorporated by reference)

10.22*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended August 11, 2021 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on October 26, 2021 (File No. 001-34674) and incorporated by reference)

10.23*
Second Amendment to Letter Agreement between Calix, Inc. and Michael Weening dated August 11, 2021 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on October 26, 2021 (File No. 001-34674) and incorporated by reference)

10.24*
Promotion Letter between Calix, Inc. and Michael Weening dated September 30, 2022 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on October 25, 2022 (File No. 001-34674) and incorporated by reference)

10.25*
Consulting Agreement between Calix, Inc. and Michael Everett dated March 30, 2023 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on April 24, 2023 (File No. 001-34674) and incorporated by reference)

10.26*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended February 9, 2023 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on July 24, 2023 (File No. 001-34674) and incorporated by reference)

10.27*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended February 9, 2023 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on July 24, 2023 (File No. 001-34674) and incorporated by reference)

21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Calix, Inc. Policy for Recovery of Erroneously Awarded Compensation dated October 2, 2023
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

ITEM 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calix, Inc. (Registrant)

Dated:	February 22, 2024	By:	/s/ Michael Weening
Michael Weening
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 22, 2024	By:	/s/ Cory Sindelar
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2024.

Signature	Title	Date

/s/ Michael Weening	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024
Michael Weening

/s/ Cory Sindelar	Chief Financial Officer (Principal Financial Officer)	February 22, 2024
Cory Sindelar

/s/ Carl Russo	Chairman of the Board of Directors	February 22, 2024
Carl Russo

/s/ Don Listwin	Lead Independent Director	February 22, 2024
Don Listwin

/s/ Christopher Bowick	Director	February 22, 2024
Christopher Bowick

/s/ Kathy Crusco	Director	February 22, 2024
Kathy Crusco

/s/ Eleanor Fields	Director	February 22, 2024
Eleanor Fields

/s/ Kira Makagon	Director	February 22, 2024
Kira Makagon

/s/ Rajatish Mukherjee	Director	February 22, 2024
Rajatish Mukherjee

/s/ Kevin Peters	Director	February 22, 2024
Kevin Peters