Form 10-Q
period 2024-03-30
CALIX, INC
filed 2024-04-23
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of April 15, 2024, there were 65,525,049 shares of the Registrant’s common stock, par value $0.025, outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 30, 2024	December 31, 2023
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$88,418	$63,409
Marketable securities	151,064	156,937
Accounts receivable, net	100,307	126,027
Inventory	119,782	132,985
Prepaid expenses and other current assets	119,214	118,598
Total current assets	578,785	597,956
Property and equipment, net	28,876	29,461
Right-of-use operating leases	9,065	9,262
Deferred tax assets	170,213	167,691
Goodwill	116,175	116,175
Other assets	19,674	21,320
	$922,788	$941,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,026	$34,746
Accrued liabilities	87,605	116,227
Deferred revenue	39,448	36,669
Total current liabilities	146,079	187,642
Long-term portion of deferred revenue	24,434	24,864
Operating leases	6,925	7,421
Other long-term liabilities	2,657	2,956
Total liabilities	180,095	222,883
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of March 30, 2024 and December 31, 2023	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 65,525 shares issued and outstanding as of March 30, 2024, and 65,052 shares issued and outstanding as of December 31, 2023	1,638	1,627
Additional paid-in capital	1,102,314	1,078,393
Accumulated other comprehensive loss	(983)	(659)
Accumulated deficit	(360,276)	(360,379)
Total stockholders’ equity	742,693	718,982
	$922,788	$941,865

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023

Revenue	$226,310	$250,008
Cost of revenue	103,733	121,957
Gross profit	122,577	128,051
Operating expenses:
Sales and marketing	53,897	51,865
Research and development	44,422	43,173
General and administrative	26,290	23,077
Total operating expenses	124,609	118,115
Operating income (loss)	(2,032)	9,936
Interest income and other expense, net:
Interest income, net	2,635	1,640
Other expense, net	(135)	(167)
Total interest income and other expense, net	2,500	1,473
Income before income taxes	468	11,409
Income taxes	365	1,811
Net income	$103	$9,598
Net income per common share:
Basic	$0.00	$0.15
Diluted	$0.00	$0.14
Weighted-average number of shares used to compute
net income per common share:
Basic	65,338	66,044
Diluted	68,119	69,708

Net income	$103	$9,598
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	(212)	1,064
Foreign currency translation adjustments, net	(112)	102
Total other comprehensive income (loss), net of tax	(324)	1,166
Comprehensive income (loss)	$(221)	$10,764

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	65,052	$1,627	$1,078,393	$(659)	$(360,379)	$718,982
Stock-based compensation	—	—	16,856	—	—	16,856
Issuance of common stock under equity incentive plans, net of forfeitures	587	14	10,800	—	—	10,814
Repurchases of common stock	(114)	(3)	(3,735)	—	—	(3,738)
Net income	—	—	—	—	103	103
Other comprehensive loss	—	—	—	(324)	—	(324)
Balance as of March 30, 2024	65,525	$1,638	$1,102,314	$(983)	$(360,276)	$742,693

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	65,735	$1,644	$1,070,100	$(2,473)	$(389,704)	$679,567
Stock-based compensation	—	—	16,220	—	—	16,220
Issuance of common stock under equity incentive plans, net of forfeitures	534	13	12,458	—	—	12,471
Repurchases of common stock	(25)	(1)	(1,182)	—	—	(1,183)
Net income	—	—	—	—	9,598	9,598
Other comprehensive income	—	—	—	1,166	—	1,166
Balance as of April 1, 2023	66,244	$1,656	$1,097,596	$(1,307)	$(380,106)	$717,839

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Operating activities:
Net income	$103	$9,598
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	16,856	16,220
Depreciation and amortization	4,867	3,723
Deferred income taxes	(2,448)	(681)
Net accretion of available-for-sale securities	(1,406)	(708)
Changes in operating assets and liabilities:
Accounts receivable, net	25,719	1,595
Inventory	13,203	(7,353)
Prepaid expenses and other assets	272	(7,083)
Accounts payable	(15,973)	(5,899)
Accrued liabilities	(28,056)	(8,688)
Deferred revenue	2,348	11,005
Other long-term liabilities	(794)	(3,617)
Net cash provided by operating activities	14,691	8,112
Investing activities
Purchases of property and equipment	(3,709)	(4,618)
Purchases of marketable securities	(35,575)	(54,908)
Maturities of marketable securities	42,565	56,248
Net cash provided by (used in) investing activities	3,281	(3,278)
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	10,814	12,471
Repurchases of common stock	(3,738)	(1,183)
Payments related to financing arrangements	—	(1,066)
Net cash provided by financing activities	7,076	10,222
Effect of exchange rate changes on cash and cash equivalents	(39)	57
Net increase in cash and cash equivalents	25,009	15,113
Cash and cash equivalents at beginning of period	63,409	79,073
Cash and cash equivalents at end of period	$88,418	$94,186

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the audited financial statements at that date.
The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first quarter ending on the Saturday closest to March 31st. As a result, the Company had one less day in the three months ended March 30, 2024 than for the three months ended April 1, 2023. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s significant accounting policies did not change during the three months ended March 30, 2024.
Newly Adopted Accounting Standard
The Company did not adopt any new accounting standards during the three months ended March 30, 2024 that were significant to the Company.

Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the three months ended March 30, 2024 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, that are significant or expected to be significant to the Company.

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
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as other expense, net. There were no realized gains and losses for each of the three months ended March 30, 2024 and April 1, 2023.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	March 30, 2024	December 31, 2023
Cash and cash equivalents:
Cash	$34,063	$18,040
Commercial paper	28,704	32,837
Money market funds	21,556	2,563
U.S. government securities	3,098	9,969
U.S. government agency securities	997	—
Total cash and cash equivalents	88,418	63,409
Marketable securities:
U.S. government securities	83,412	92,277
U.S. government agency securities	40,287	43,521
Commercial paper	20,366	14,139
Corporate debt securities	6,999	7,000
Municipal securities	—	—
Total marketable securities	151,064	156,937
	$239,482	$220,346
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities.
The amortized cost and fair value of marketable securities were as follows (in thousands):

As of March 30, 2024	Amortized Cost	Unrealized Losses	Fair Value
U.S. government securities	$86,588	$(78)	$86,510
Commercial paper	49,092	(22)	49,070
U.S. government agency securities	41,439	(155)	41,284
Corporate debt securities	7,027	(28)	6,999
	$184,146	$(283)	$183,863

As of December 31, 2023	Amortized Cost	Unrealized Losses	Fair Value
U.S. government securities	$102,167	$80	$102,247
Commercial paper	47,003	(28)	46,975
U.S. government agency securities	43,573	(52)	43,521
Corporate debt securities	6,999	1	7,000
	$199,742	$1	$199,743

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

The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of March 30, 2024	Level 1	Level 2	Total
Money market funds	$21,556	$—	$21,556
U.S. government securities	86,510	—	86,510
Commercial paper	—	49,070	49,070
U.S. government agency securities	—	41,284	41,284
Corporate debt securities	—	6,999	6,999
	$108,066	$97,353	$205,419

As of December 31, 2023	Level 1	Level 2	Total
Money market funds	$2,563	$—	$2,563
U.S. government securities	102,246	—	102,246
Commercial paper	—	46,976	46,976
U.S. government agency securities	—	43,521	43,521
Corporate debt securities	—	7,000	7,000
	$104,809	$97,497	$202,306
5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	March 30, 2024	December 31, 2023
Accounts receivable	$100,617	$126,331
Allowance for doubtful accounts	(310)	(304)
	$100,307	$126,027
Inventory consisted of the following (in thousands):

	March 30, 2024	December 31, 2023
Raw materials	$25,675	$22,119
Finished goods	94,107	110,866
	$119,782	$132,985

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 30, 2024	December 31, 2023
Supplier deposits	$76,131	$78,131
Prepaid expenses and other current assets	43,083	40,467
	$119,214	$118,598
Property and equipment, net consisted of the following (in thousands):

	March 30, 2024	December 31, 2023
Test equipment	$52,838	$50,853
Computer equipment	14,008	13,615
Software	10,534	12,972
Leasehold improvements	2,107	2,122
Furniture and fixtures	1,267	1,283
Total	80,754	80,845
Accumulated depreciation and amortization	(51,878)	(51,384)
	$28,876	$29,461
Accrued liabilities consisted of the following (in thousands):

	March 30, 2024	December 31, 2023
Component inventory held by suppliers	$25,536	$32,182
Compensation and related benefits	22,630	36,741
Professional and consulting fees	6,985	7,717
Current portion of warranty and retrofit	5,581	5,655
Operating leases	4,236	4,142
Taxes payable	4,165	4,317
Litigation settlement	3,250	3,250
Product returns	3,040	2,897
Customer advances or rebates	3,038	5,967
Insurance	2,106	2,107
Business events	—	2,938
Other	7,038	8,314
	$87,605	$116,227
Changes in the Company’s accrued warranty and retrofit liability were as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Balance at beginning of period	$8,029	$8,386
Accruals for product warranty and retrofit	339	1,016
Cost of warranty and retrofit claims	(713)	(957)
Balance at end of period	$7,655	$8,445

6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of March 30, 2024 (in thousands):

Period	Future Minimum Lease Payments
Remainder of 2024	$3,522
2025	4,545
2026	1,672
2027	1,240
2028 and thereafter	1,048
Total future minimum lease payments	12,027
Less imputed interest	(866)
$11,161

As of March 30, 2024, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$4,236
Operating leases	6,925
$11,161
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $4.3 million and are included in the table above.
The weighted average discount rate for the Company’s operating leases as of March 30, 2024 was 5.1%. The weighted average remaining lease term as of March 30, 2024 was 3.1 years.
For the three months ended March 30, 2024 and April 1, 2023, total rent expense of the Company was $1.1 million and $1.2 million, respectively. Cash paid within operating cash flows for operating leases was $1.1 million and $1.2 million for the three months ended March 30, 2024 and April 1, 2023, respectively.
Purchase Commitments
The Company’s contract manufacturers (“CMs”) and original design manufacturers (“ODMs”) place orders for component inventory based upon the Company’s build forecasts and pursuant to stated component lead times to ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. The Company generally does not take ownership of the components held by CMs and ODMs. The Company places purchase orders with its CMs and ODMs in order to fulfill its monthly finished product inventory requirements. The Company incurs a liability when it takes ownership of the finished goods inventory after the CMs and ODMs convert the component inventory into a finished product.
The Company has from time to time, and subject to certain conditions, reimbursed certain suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that greatly exceed actual demand. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. The estimated excess and obsolete component liabilities related to manufacturing and engineering change orders, termination of manufacturing partners and other factors are included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets, because the corresponding component parts have not been received by the Company. The Company records the related charges in “Cost of revenue” in its Condensed Consolidated Statements of Comprehensive Income (Loss).
As of March 30, 2024 and December 31, 2023, the Company had approximately $146.8 million and $176.3 million, respectively, of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs.

Litigation
From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. The Company is not currently a party to any legal proceeding or any legal proceeding known to be contemplated by government authorities that, if determined adversely to the Company, in management’s opinion, is currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, operating results or financial condition taken as a whole.
7. Stockholders’ Equity
2019 Equity Incentive Award Plan
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, are eligible to receive awards under the 2019 Equity Incentive Award Plan (the “2019 Plan”). The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards and dividend equivalents to eligible individuals. As of March 30, 2024, there were 2.9 million shares available for issuance under the 2019 Plan.
During the three months ended March 30, 2024, time-based stock option awards exercisable for up to an aggregate of 0.3 million shares of common stock were granted with a grant date weighted-average exercise price of $35.95 per share. These stock option awards vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter over an additional three years.
In February 2024, performance-based stock option awards exercisable for up to an aggregate of 2.4 million shares of common stock were granted to certain Company executives with a grant date exercise price of $34.26 per share and divided into two plans, with the first plan accounting for 75% of the total shares granted and the second plan accounting for 25% of the total shares granted. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net operating income for 2024 (collectively, the “2024 Performance Targets”) during the one-year performance period. These performance-based stock option awards will vest, subject to certification by the Compensation Committee of the Company’s Board of Directors upon the achievement of the 2024 Performance Targets, as to 25% of the shares of common stock earned on the one year anniversary of the date of grant, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. For the first plan, if the non-GAAP net operating income target and the bookings target are each achieved below 80% of target, no shares would be awarded, and the performance-based stock option awards would be forfeited in full. If either target is achieved at the minimum threshold of 80% of target, then the shares are awarded at 75% of the granted shares, with an increasing percentage of shares awarded above the minimum thresholds up to 120% of the granted shares for each target. Each target result is then weighted by 50% and the combined total determines the percent of target shares. The maximum combined award is 100%. For the second plan, if the bookings target is achieved below 90% of target, the performance-based stock option awards would be forfeited in full. If the target is achieved at the minimum threshold of 90% of target, then the shares are awarded at 75% with an increasing percentage of shares awarded above the minimum thresholds up to 100% of the granted shares. The maximum award is 100%. The probability of meeting a portion of the performance conditions related to these performance-based stock option awards was assessed to be probable as of March 30, 2024, and stock-based compensation expense of $1.7 million was recognized for the three months ended March 30, 2024.
During the three months ended March 30, 2024, 168,000 shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $8.56 per share. As of March 30, 2024, unrecognized stock-based compensation expense of $87.8 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.3 years.
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
The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of March 30, 2024, there were 4.3 million shares available for issuance under the ESPP. During the three months ended March 30,

2024, 0.2 million shares were purchased under the ESPP. As of March 30, 2024, unrecognized stock-based compensation expense of $0.9 million related to the ESPP is expected to be recognized over a remaining service period of 0.4 years.
The NQ ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their eligible recurring compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The NQ ESPP provides quarterly offering periods from February 8th through May 7th, May 8th through August 7th, August 8th through November 7th and November 8th through February 7th of each year, with a maximum of 0.25 million shares allocated per purchase period. The maximum number of shares of common stock currently authorized for issuance under the NQ ESPP is 7.5 million shares. As of March 30, 2024, there were 3.1 million shares available for issuance under the NQ ESPP. During the three months ended March 30, 2024, 0.2 million shares were purchased and issued. As of March 30, 2024, unrecognized stock-based compensation expense of $11.3 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 0.8 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Cost of revenue	$636	$800
Sales and marketing	4,850	4,432
Research and development	4,515	4,312
General and administrative	6,855	6,676
	$16,856	$16,220
Income tax benefit recognized	$3,312	$4,153
Stock Repurchase Program
The Company maintains a common stock repurchase program. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases depends on prevailing stock prices, general economic and market conditions, and other considerations consistent with the Company’s capital allocation strategy. The repurchase program does not obligate the Company to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. For the three months ended March 30, 2024, the Company purchased 0.1 million shares of common stock for $3.7 million at an average price per share of $32.87. As of March 30, 2024, the remaining balance under the current authorizations was $109.9 million.

8. Revenue from Contracts with Customers
The Company develops, markets and sells a broadband platform and managed services, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is considered to be a single reporting segment and operating unit structure. The Company’s chief operating decision maker is the Company’s Chief Executive Officer, who reviews financial information presented on a Company-wide basis, for purposes of allocating resources and evaluating financial performance.
The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
United States	$210,089	$227,939
Americas ex U.S.	7,136	7,538
Europe	6,860	12,368
Middle East & Africa	1,889	1,773
Asia Pacific	336	390
	$226,310	$250,008
Contract Asset
Contract assets include amounts recognized as revenue prior to the Company’s contractual right to bill the customer. Amounts are billed in accordance with the agreed-upon contractual terms. Contract assets were $3.3 million as of March 30, 2024 as compared to $4.7 million as of December 31, 2023, and are included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The Company expects to bill 46% of the March 30, 2024 balance during 2024.
Contract Liability
Deferred revenue was $63.9 million and $61.5 million as of March 30, 2024 and December 31, 2023, respectively. The increase in the deferred revenue balance for the three months ended March 30, 2024 was driven by cash payments received or due in advance of satisfying the Company’s performance obligations offset by $14.0 million of revenue recognized that was included in the deferred revenue balance at the beginning of the period.
Revenue allocated to remaining performance obligations (“RPOs”) represents contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods but excludes variable consideration where the monthly invoicing is based on usage or where actual usage exceeds the minimum commitment. RPOs were $245.2 million as of March 30, 2024, and the Company expects to recognize as revenue 40% of this amount over the next 12 months and nearly all of the remainder over the two years thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of March 30, 2024 and December 31, 2023, the unamortized balance of deferred commissions was $11.8 million and $12.0 million, respectively. For the three months ended March 30, 2024 and April 1, 2023, the amount of amortization was $2.0 million and $1.3 million, respectively. There was no impairment loss in relation to the costs capitalized for these periods.
Concentration of Customer Risk
No customer accounted for more than 10% of the Company’s revenue for the three months ended March 30, 2024 and April 1, 2023.
One customer represented 15% of the Company’s total receivables as of March 30, 2024. Two customers represented 19% and 14% of the Company’s accounts receivable as of December 31, 2023.

9. Income Taxes
The following table presents income taxes and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 30, 2024	April 1, 2023
Income before income taxes	$468	$11,409
Income taxes	$365	$1,811
Effective tax rate	78.0%	15.9%
The Company has historically recorded its interim period provision for income taxes by applying a forecasted annual effective tax rate to year-to-date earnings and adjusting for discrete items. However, due to the level of forecasted provision for income taxes relative to the forecasted pre-tax income used in computing the effective tax rate, the effective tax rate is highly sensitive to fluctuations in pre-tax income and does not provide a reasonable estimate for income taxes in the interim period. As such, the Company has computed its provision for income taxes for the three months ended March 30, 2024 using an actual year-to-date tax calculation. The Company plans to revert to applying a forecasted annual effective tax rate to year-to-date earnings and adjusting for discrete items once that method produces more reasonable results.
The Company’s effective tax rate for the three months ended March 30, 2024 and April 1, 2023 differed from the statutory federal corporate tax rate of 21% primarily due to state taxes and the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of U.S. federal research tax credits, excess tax benefits from stock-based compensation and the U.S. tax impact of foreign operations.
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
The Company maintained a valuation of $29.9 million the three months ended March 30, 2024 on certain U.S. federal and state deferred tax assets that the Company believes are not more likely than not to be realized in future periods.
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
In December 2021, the Organization for Economic Cooperation and Development enacted model rules for a new global minimum tax framework (“Pillar Two”), and certain governments in countries which the Company operates have enacted local Pillar Two legislation, with an effective date from January 1, 2024. The Company currently does not expect Pillar Two to have a material impact on its financial statements.

10. Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 30, 2024	April 1, 2023
Numerator:
Net income	$103	$9,598
Denominator:
Weighted-average common shares outstanding used to compute basic net income per share	65,338	66,044
Effect of dilutive common stock equivalents	2,781	3,664
Weighted-average common shares outstanding used to compute diluted net income per share	68,119	69,708
Net income per common share:
Basic net income per common share	$0.00	$0.15
Diluted net income per common share	$0.00	$0.14
Potentially dilutive shares excluded, weighted average	7,413	3,023
Potentially dilutive shares have been excluded from the computation of diluted net income per common share when their effect is antidilutive. These antidilutive shares were from stock options.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue or other financial items, any statement of or concerning the following: the plans and objectives of management for future operations, proposed new products or licensing, product development, anticipated customer demand or capital expenditures, anticipated growth and trends in our business and industry, future economic and/or market conditions or performance and assumptions underlying any of the above. In some cases, forward-looking statements can be identified by the use of terminology such as “could,” “may,” “will,” “would,” “expects,” “believes,” “intends,” “plans,” “anticipates,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative thereof or other comparable terminology. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including those identified in the Risk Factors discussed in Part II, Item 1A, of this report on Form 10-Q, as well as in other sections of this report and in our Annual Report on Form 10-K for the year ended December 31, 2023. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
Overview
We develop, market and sell our platform (cloud, software and systems) and managed services that enable service providers of all types and sizes to innovate and transform their businesses. For our customers to successfully transform their businesses into the innovative BSPs of the future, they require actionable data for critical business functions such as network operations, customer support and marketing. However, this data is often trapped in disparate systems or departmental silos. Our platform, which includes Calix Cloud, Revenue EDGE and Intelligent Access EDGE, gathers, analyzes and applies machine learning to deliver real-time insights seamlessly to each key business function. Our customers utilize these insights to simplify network operations, marketing and customer support and innovate for their customers, business and municipal subscribers by delivering a growing portfolio of SmartLife managed services and experiences. This enables BSPs to grow their businesses through increased subscriber acquisition, loyalty and revenue and to reduce their operating costs, while creating value for their members, investors and the communities they serve.
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
Our revenue and potential revenue growth will depend on our ability to develop, market and sell our platform and managed services to strategically aligned customers of all types such as wireless internet service providers, fiber overbuilders, cable multiple system operators, municipalities and electric cooperatives in the United States and internationally. Our growth is also highly dependent on the speed and willingness of customers to adopt our platform and managed services.
Revenue fluctuations result from many factors, including, but not limited to: increases or decreases in customer orders for our products and services, market, financial or other factors such as government stimulus that may delay or materially impact customer purchasing decisions, non-availability of products due to supply chain challenges, including component and labor shortages and increasing lead times as well as disruptions as a result of pandemics or natural disasters, contractual terms with customers that result in delayed revenue recognition and varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers have in the past spent less in the first quarter as they are finalizing their annual budgets, and in certain regions, customers are challenged by winter weather conditions that inhibit fiber deployment in outside infrastructure. In recent years, as our revenue from our large customers decreased, we have experienced less year-end volatility due to capital budgetary spending or freezing. This, combined with an increase in recurring revenue, has resulted in smaller seasonal fluctuations, and we expect this trend to continue. Our revenue is also dependent upon our customers’ success in growing their subscribers, timing of purchases, capital expenditure plans and decisions to upgrade their networks or adopt new technologies, including adoption of our software and cloud platform solutions, as well as our ability to grow our customer base.
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue for the three months ended March 30, 2024, or that we expect may impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty, incurrence of retrofit costs, amortization of intangibles, support fees for silicon-related development work for our products, changes in trade policies, allowances for obligations to our suppliers and inventory write-downs. In addition, we periodically ship by air versus by ocean in order to meet delivery commitments to our customers, which is more costly. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
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
Our critical accounting policies and estimates, which are revenue recognition and inventory valuation and supplier purchase commitments, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023. For the three months ended March 30, 2024, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the three months ended March 30, 2024 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2023 that are significant or expected to be significant to us.
Results of Operations
Comparison of the Three Months Ended March 30, 2024 and April 1, 2023
Revenue
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023	Variance in Dollars	Variance in Percent
Revenue	$226,310	$250,008	$(23,698)	(9)%

Our revenue decreased by $23.7 million for the three months ended March 30, 2024 as compared to the corresponding period in 2023. The decrease in revenue was primarily due to what we believe were delayed purchasing decisions of our appliances as our customers evaluate and prepare for various government stimulus programs, the shortening of our lead times to customers and a small set of significant customers that slowed purchases while we believe they reevaluate their investment priorities. Meanwhile, software, cloud and managed services have continued to grow as our customers add new subscribers over time.
For the three months ended March 30, 2024, United States revenue was $210.1 million, or 93% of our revenue, compared to $227.9 million, or 91% of our revenue for the same period in 2023. International revenue was $16.2 million, or 7% of our revenue, for the three months ended March 30, 2024, as compared to $22.1 million, or 9% of our revenue, for the same period in 2023.
No customer accounted for more than 10% of the Company’s revenue for the three months ended March 30, 2024 and April 1, 2023.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023	Variance in Dollars	Variance in Percent
Gross profit	$122,577	$128,051	$(5,474)	(4)%
Gross margin	54.2%	51.2%
Gross profit decreased to $122.6 million for the three months ended March 30, 2024, from $128.1 million during the corresponding period in 2023. The increase in gross margin of 300 basis points for the three months ended March 30, 2024, respectively, compared to the corresponding period in 2023, was mainly due to the continued growth in our platform, cloud and managed services as well as being a greater percentage of our total revenue, customer mix and the sell through of a lower amount of excessively priced components acquired in the secondary market during the supply-chain disruption partially offset by excess and obsolete inventory charges.
Operating Expenses
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023	Variance in Dollars	Variance in Percent
Sales and marketing expenses	$53,897	$51,865	$2,032	4%
Percent of revenue	24%	21%
Sales and marketing expenses for the three months ended March 30, 2024 increased by $2.0 million compared with the corresponding period in 2023 primarily due to increases in personnel expenses of $1.1 million, stock-based compensation of $0.4 million, $0.3 million in allocated common costs and marketing expenses of $0.3 million.
Sales and marketing expenses as a percentage of revenue increased to 24% from 21% due to lower revenue in the first quarter of 2024. We expect our investments in sales and marketing will be relatively flat in absolute dollars in the short-term as we look to land new customers and expand our platform, cloud and managed services.
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023	Variance in Dollars	Variance in Percent
Research and development expenses	$44,422	$43,173	$1,249	3%
Percent of revenue	20%	17%
Percentage of gross profit	36%	34%

Research and development expenses for the three months ended March 30, 2024 increased by $1.2 million as compared with the corresponding period in 2023 mainly due to increases in personnel expenses of $1.6 million, $0.7 million of depreciation and amortization, $0.7 million in allocated common costs and stock-based compensation of $0.2 million. These increases were partially offset by decreases in prototypes and test equipment expenses of $1.4 million and outside services of $0.5 million.
Research and development expenses as a percentage of gross profit increased to 36% from 34% due to lower revenue in the first quarter of 2024. We expect our investments in research and development to remain relatively flat in absolute dollars in the short term as we seek to expand the functionality and capabilities of our platforms.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023	Variance in Dollars	Variance in Percent
General and administrative expenses	$26,290	$23,077	$3,213	14%
Percent of revenue	12%	9%
General and administrative expenses for the three months ended March 30, 2024 increased by $3.2 million as compared with the corresponding period in 2023 mainly due to increases in personnel expenses of $1.8 million, professional services expenses of $0.8 million and stock-based compensation of $0.2 million.
General and administrative expenses as a percentage of revenue increased to 12% from 9% due to lower revenue in the three months ended March 30, 2024. We expect our general and administrative investments to be fairly constant in absolute dollars in the near term and potentially decline as a percentage of revenue over time in relation to anticipated longer-term increased revenue.
Interest and Other Expense, net
The following table sets forth our interest and other expense, net (dollars in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023	Variance in Dollars	Variance in Percent
Interest and other expense, net	$2,500	$1,473	$1,027	70%
Percent of revenue	1%	1%
Interest and other expense, net increased by $1.0 million as compared with the corresponding period in 2023 mainly due to a higher rate of interest earned on our cash, cash equivalents and marketable securities.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023	Variance in Dollars	Variance in Percent
Income taxes	$365	$1,811	$(1,446)	(80)%
Effective tax rate	78.0%	15.9%
For the three months ended March 30, 2024, our income tax expense was $0.4 million for an effective tax rate of 78.0% which differed from the statutory rate of 21% primarily due to state taxes and the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of U.S. federal research tax credits, excess tax benefits from stock-based compensation and the U.S. tax impact of foreign operations. The effective tax rates for the three months ended March 30, 2024 are higher than the similar period in 2023 primarily as a result of lower pre-tax earnings with a relatively consistent level of non-deductible expenses.
Our income taxes may be subject to fluctuation during the year and in future years as new information is obtained. This may affect the assumptions used to estimate the interim income tax provision, including factors such as actual results differing from our estimates of pre-tax earnings in the various jurisdictions in which we operate, which could impact the recognition of our deferred tax assets, further benefits from stock option exercises, investments in our foreign operations, the recognition or de-

recognition of tax benefits related to uncertain tax positions and changes in or the interpretation of tax laws in jurisdictions where we conduct business.
Liquidity and Capital Resources
Historically, we have funded our operations and investing activities primarily through sales of our common stock, cash flow generated from operations and various borrowing arrangements. However, for the past few years, we have funded our operations and investing activities from cash flow generated from our operations as our business has grown and became profitable. As of March 30, 2024, we had cash, cash equivalents and marketable securities of $239.5 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government agency securities and commercial paper.
Operating Activities
Net cash provided by operating activities was $14.7 million for the three months ended March 30, 2024 and consisted of net income of $0.1 million and non-cash charges of $17.9 million offset by cash flow decreases of $3.3 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $16.9 million and depreciation and amortization of $4.9 million partially offset by deferred income taxes of $2.4 million and the net accretion of available-for-sale securities of $1.4 million.
Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of a decrease in accrued liabilities of $28.9 million due to the payout of incentive compensation and a decrease in the reserves for inventory held at suppliers, and a decrease in accounts payable of $16.0 million due to the timing of inventory payments. These changes were partially offset by a decrease in accounts receivable of $25.7 million, due to the timing of customer payments and lower sales in the first quarter of 2024 than the prior quarter, a decrease in inventory of $13.2 million as the supply chain continued to normalize, and an increase in deferred revenue of $2.3 million primarily due to support contract renewals as well as an increase in customer payments received or due in advance of satisfying the related contract’s performance obligation.
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
Investing Activity
For the three months ended March 30, 2024, cash provided by investing activities of $3.3 million consisted of net maturities of marketable securities of $7.0 million partially offset by capital expenditures of $3.7 million, consisting primarily of purchases of test and computer equipment.
For the three months ended April 1, 2023, cash used in investing activities of $3.3 million consisted of net purchases of marketable securities of $1.3 million and capital expenditures of $4.6 million, consisting primarily of purchases of test and computer equipment.
Financing Activities
Net cash provided by financing activities of $7.1 million for the three months ended March 30, 2024 primarily consisted of proceeds from the issuance of common stock related to our equity plans of $10.8 million partially offset by repurchases of our common stock of $3.7 million.
Net cash provided by financing activities of $10.2 million for the three months ended April 1, 2023 primarily consisted of proceeds from the issuance of common stock related to our equity plans of $12.5 million. This was partially offset by repurchases of common stock of $1.2 million and payments related to a financing arrangement of $1.1 million.

Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, normal recurring trade payables, compensation-related and expense accruals, operating leases and revenue-share obligations. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. Furthermore, we have a common stock repurchase program, which had $109.9 million available as of March 30, 2024. Our stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.
We believe, based on our current operating plan and expected operating cash flows, that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to terminate our stock repurchase program, limit our development activities, reduce our investment in growth initiatives and/or institute cost-cutting measures, all of which may adversely impact our business and potential growth.
Contractual Obligations and Commitments
Our principal commitments as of March 30, 2024 consisted of our contractual obligations under non-cancelable outstanding purchase obligations and operating lease obligations for office space. The following table summarizes our contractual obligations as of March 30, 2024 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$191,286	$109,852	$69,259	$9,052	$3,123
Operating lease obligations (2)	12,027	4,708	5,329	1,792	198
	$203,313	$114,560	$74,588	$10,844	$3,321

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of March 30, 2024, we had cash, cash equivalents and marketable securities of $239.5 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities because of changes in interest rates.
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

	Three Months Ended
	March 30, 2024	April 1, 2023
USD	89%	91%
RMB	6%	5%
INR	3%	2%
GBP	2%	2%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, INR and GBP, our operating expenses for the first three months of 2024 would have decreased or increased by approximately $1.3 million, or approximately 1%.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 30, 2024 was a net translation loss of $0.1 million. This loss is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive loss.”
Transaction Exposure
We have certain assets and liabilities, primarily accounts receivable and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain assets denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to two months. As of March 30, 2024, we had no forward contracts outstanding. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Condensed Consolidated Statements of Comprehensive Income (Loss). During the three months ended March 30, 2024, the net loss we recognized related to these foreign currency denominated assets and liabilities was approximately $0.1 million.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of March 30, 2024, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
ITEM 1A. Risk Factors
We have identified the following additional risks and uncertainties that may affect our business, financial condition and/or results of operations. The risks described below include any material changes to and supersede the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on February 23, 2024. Investors should carefully consider the risks described below, together with the other information set forth in this Quarterly Report on Form 10-Q, before making any investment decision. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
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
We materially depend upon third-party vendors for our complex global supply-chain operations, including for services to develop, design and source components and materials, as well as manufacture, transport and deliver our products. If any of these vendors stop providing their services, for any reason, we would have to obtain similar services from other sources, which may not be available on commercially reasonable terms, if at all. We also have limited control over disruptions that may occur at the facilities of those providers, such as supply interruptions, labor shortages, strikes, shipping backlogs at ports and similar disruptions to transportation infrastructure, design and manufacturing failures, quality control issues, systems failures or facility closures arising from pandemics or natural disasters. In addition, switching development firms or manufacturers could delay the manufacture and availability of products and/or require us to re-qualify our products with our customers, which would be costly and time-consuming. Any interruption in the development, supply or distribution of our products would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher costs, which would negatively impact our gross margin and operating results and harm our business.
Particular risks associated with management of our global supply chain operations include the following:
•Manufacturing constraints, shortages and other disruptions. We do not have internal manufacturing capabilities and rely solely on a small number of contract manufacturers, or CMs, and original design manufacturers, or ODMs, to manufacture and supply our products. Our business operations and ability to supply our products are highly dependent upon our ability to secure adequate third-party manufacturing capabilities and capacity and to effectively manage those third parties to meet our business needs. Our dependence solely on third-party manufacturers makes us vulnerable to possible supply and capacity constraints and reduces our control over manufacturing disruptions due to component availability, extended lead times delivery schedules, quality, manufacturing yields and increased costs. Some of these risks occur from time to time in our business. If these disruptions and constraints are prolonged, or if these manufacturers do not have the ability or business continuity plans to fulfill their obligations to us, our business could be disrupted. If we cannot effectively manage our vendors or if we fail to invest adequate resources to manage our supply chain operations, our ability to meet customer orders and generate revenue may be negatively impacted. A substantial portion of our manufacturing is done at facilities outside of the U.S., largely in Asia, which presents increased supply risk, including the risk of supply interruptions, delays, shortages or reductions in manufacturing quality or controls. In addition, these supply interruptions, delays and shortages could impair our ability to meet our customer requirements, require us to pay higher prices or incur expedite fees, which would harm our business and negatively impact our gross margin and results of operations. Our international manufacturing also creates risks and uncertainties associated with regulatory changes or government actions such as local business requirements, trade restrictions and tariffs, economic sanctions or related legislation, which may complicate our export and import activities, be disruptive to the operations of our manufacturers and logistics partners or result in higher product and shipping costs and variability of supply. For example, in 2022, substantially all our silicon suppliers extended their lead times and increased prices. Prices remain high, and while many silicon suppliers have begun reducing their lead-times, we continue to face extended lead times. Manufacturing in Asia further heightens our risk of meeting customer delivery requirements as we rely upon third-party logistics companies to transport and import significant volumes of products to the U.S. where we generate a substantial majority of our revenue. These supply chain risks are further increased by periodic shipping backlogs at ports and similar disruptions to transportation infrastructure.
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
•Ability to forecast and manage inventory liability with vendors. We have experienced increases in demand from many customers, in part as a result of higher consumer demand for better internet services and improved Wi-Fi. If we underestimate product demand from our customers, our manufacturers may have inadequate component inventory to meet our demand. If we are not able to adequately anticipate demand, this could interrupt our product manufacturing, increase our cost of revenue associated with expedite fees and air freight and/or result in delays or cancellation of customer orders. If we are unable to deliver products timely to our customers, we may lose customer goodwill or our customers may choose to purchase from other vendors, all of which may have a material negative impact on our revenue and operating results. If we overestimate our product demand, our third-party manufacturers may purchase excess components and build excess inventory, and we could be required to pay for these excess parts or products and their storage costs. For example, as of March 30, 2024, we had inventory deposits totaling $76.1 million to address excess components owned by our CMs and ODMs. Long lead times for component supply, which may be exacerbated by higher demand for certain components, and demand for our products has and is expected to continue to impact our ability to accurately forecast our production requirements. We may incur liabilities for certain component inventory purchases that have been rendered excess or obsolete, which may have an adverse effect on our gross margin, financial condition and results of operations. For example, during the fourth quarter of 2023, we wrote down excess and obsolete inventory and accrued a liability for components at suppliers primarily related to the wind down of our legacy product family that existed before our shift to an all-platform model.
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
Customer demand for our products can change rapidly in response to market and technology developments. We may, from time to time, adjust inventory valuations downward or end of life certain of our products in response to our assessment of our business strategy as well as consideration of demand from our customers for specific products or product lines. We also periodically evaluate our supplier purchase commitments, which increased significantly due to extended lead-times during the global pandemic-induced supply-chain challenges. While our purchase commitments have normalized, the effect of those purchase decisions are still impacting our balance sheet through component inventory and inventory deposits with suppliers. We record a liability for excess and obsolete components based on our estimated future demand for our products, potential obsolescence of technology and product life cycles. If we fail to accurately plan our inventory levels, which becomes more challenging as component lead times increase, we may have to increase write offs for excess or obsolete inventory, or accrue additional liabilities for component inventory held by our suppliers, both of which could have a material adverse effect on our financial condition and results of operations. For example, during the fourth quarter of 2023, we wrote down obsolete inventory and accrued a liability for components at suppliers, totaling $28.7 million, primarily related to the wind down of our legacy product family that existed before our shift to an all-platform model.

Business and operational risks associated with expanding our international operations could harm our business.
We are subject to business and operational risks associated with our international operations, including our global supply-chain operations, and our international offices located in Nanjing, China and Bangalore, India as well as dependence upon our international sales operations. In addition, we are exposed to risk arising from our dependence upon third-party development contractors in India. The risks associated with our international operations also include costs of complying with differing and changing laws and regulatory requirements, tariffs, export quotas, custom duties and other trade restrictions; effects of inflation, currency controls and/or fluctuations in currency exchange rates; limited, inadequate or non-existent IP protection; and uncertainties associated with political conflicts and instabilities, variable economic conditions, terrorist attacks or acts of war. Our development operations and activities in China and India involve these and other significant risks, including: local labor conditions and regulations; knowledge transfer related to our technology and exposure to misappropriation of IP or confidential information, including information that is proprietary to us, our customers and third parties; heightened exposure to changes in the economic, security, political and pandemic conditions; international trade agreements and U.S. tax provisions that could adversely affect our international operations; complexities of managing development timelines and deliverables from abroad; and differences in local business practices and customs that may not align with our expectations and standards.
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
We may have difficulty evolving and scaling our business and operations to meet customer and market demand, which could harm our financial results or cause us to fail to execute on our business strategies.
In order to grow our business, we will need to continually evolve and scale our business and operations to meet customer and market demand. Evolving and scaling our business and operations places increased demands on our management as well as our financial and operational resources to effectively manage organizational change; design scalable processes; accelerate and/or refocus research and development activities; expand our manufacturing, supply chain and distribution capacity; increase our sales and marketing efforts; broaden our customer success, support and services capabilities; maintain or increase operational efficiencies; scale support operations in a cost-effective manner; implement appropriate operational and financial systems; and maintain effective financial disclosure controls and procedures. If we cannot evolve and scale our business and operations effectively, we may not be able to execute our business strategies in a cost-effective manner and our business, financial condition and results of operations could be adversely affected.
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
Our products must interoperate with our customers’ existing and planned networks, which often have varied and complex specifications, utilize multiple protocol standards, include software applications and customizations and products from multiple vendors and contain multiple generations of products that have been added over time. As a result, we must continually ensure that our products interoperate properly with these existing and planned networks. To meet these requirements, we must undertake development efforts, including test protocols, which require substantial capital investment and employee resources. We may not accomplish these development goals quickly or cost-effectively, if at all. If we fail to maintain interoperability, we may face substantially reduced demand for our products, which would reduce our revenue opportunities and market share. We rely upon interoperability arrangements with equipment and software vendors for the use or integration of their technology with our products. If these relationships fail, we may have to devote substantially more resources to developing alternative products and processes and our efforts may not be as effective as the combined solutions under our current arrangements. In some cases, these other vendors are either direct competitors or companies that have extensive relationships with our existing and potential customers and influence the purchasing decisions of those customers. Some of our competitors have stronger relationships with some of our interoperability partners, and as a result, our ability to have successful interoperability arrangements with these companies may be harmed, which in turn may harm our ability to successfully sell and market our products.
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
Demand for our products depends on the magnitude and timing of capital spending by BSPs as they construct, expand, upgrade and maintain their access networks as well as BSPs’ adoption of our platform and managed services. Capital spending is cyclical in our industry, sporadic among individual BSPs and can change on short notice, which gives us little visibility into changes in spending behavior in any particular quarter. Capital spending for network infrastructure projects could be delayed or canceled in response to factors outside our control, such as reduced consumer spending, challenging capital markets or declining liquidity trends. BSP spending is also affected by reductions in budgets, including as a result of a general economic downturn, delays in purchasing cycles, access to or timing of government funding programs or capital markets, and seasonality and delays in capital allocation decisions. Historically, our customers may spend less or have less deployments in the first quarter due to pending annual budgets or, in certain regions, due to weather conditions that inhibit outside fiber deployment, resulting in weaker demand for our products in the first quarter. Softness in demand in any of our customer markets, including due to macroeconomic conditions beyond our control or uncertainties associated with regulatory reforms, has and could in the future lead to unexpected decline or slowdown in customer capital expenditures. Further, BSPs may pursue capital investment in network technologies other than those offered by us or may choose not to adopt our products and platform solutions in their networks. Reductions in capital expenditures by BSPs would have a material negative impact on our revenue and results of operations and slow our rate of revenue growth. As a consequence, our results for a particular period may be difficult to predict, and our prior results are not necessarily indicative of results in future periods.
Government-sponsored programs and U.S. federal government shutdowns could impact the timing and buying patterns of BSPs, which may cause fluctuations in our operating results.
We sell to BSPs, including U.S.-based independent operating companies, or IOCs, which rely significantly upon interstate and intrastate access charges and federal and state subsidies in the form of grants and other funding, such as the Federal Communications Commission’s, or FCC’s, Rural Digital Opportunity Fund, the CARES Act Enhanced Alternative Connect America Cost Model, or the American Rescue Plan Act. The FCC and some states may change such payments and subsidies, which could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as U.S. Department of Agriculture’s Rural Utility Service or the U.S. Department of Commerce National Telecommunications and Information Administration’s, or NTIA’s, Broadband Equity, Access and Deployment, or BEAD, Program loans and grants, to finance capital spending. These government-supported loan programs and grants generally include conditions such as deployment criteria, domestic preference provisions and other requirements that apply to the project and selected equipment as conditions for funding. For example, the U.S. government recently passed The Infrastructure Investment Jobs Act , which charged the NTIA with establishing the BEAD Program and ensuring that BEAD-funded infrastructure projects comply with the Buy America Domestic Content Procurement Preference, or Buy America Preference, of the Build America, Buy America Act, or BABA. In accordance with BABA, the U.S. Department of Commerce has proposed to issue a limited, general applicability, nonavailability waiver of the Buy America Preference to recipients of Federal financial assistance under the NTIA’s BEAD Program. Changes to the terms or administration of these programs, including uncertainty from government and administrative change, increasing focus on domestic requirements by the U.S. that may require re-assessment of compliance, potential funding limitations that impact our ability to meet program requirements or delays due to U.S. federal government shutdowns could reduce the ability of IOCs to access capital or secure funding under these programs to purchase our products and services and thus reduce our revenue opportunities. In addition, compliance with these requirements may significantly increase our record-keeping, accounting and production costs. As a result of these risks, the domestic content requirements may have a material adverse impact on our U.S. sales, business and results of operations. Customers may curtail purchases if they receive less funding than planned, are negatively impacted by federal government shutdowns or changes in government regulations and subsidies, or as funding winds down, any of which could have an adverse effect on our operating results and financial condition.
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
Many of our current or potential competitors have longer operating histories, greater name recognition, broader product lines, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do and are better positioned to acquire and offer complementary products and services. As the broadband access equipment market has undergone and continues to undergo consolidation, our competitors have merged, grown and been able to offer more comprehensive solutions than they individually had offered. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features, because the products that we and our competitors offer require a substantial investment of time and funds to qualify and install. The demand on network capacity due to remote workforces may attract new market entrants with competitive or substitutive products, which may lead to increased sales cycles, cause pricing pressure and impact adoption of our platform due to the broader availability of product offerings. Some of our competitors may offer substantial discounts or rebates to win or retain customers. If we are forced to reduce prices to retain existing customers or win new customers, we may be unable to sustain gross margin at desired levels or obtain or sustain profitability. Competitive pressures could result in increased pricing pressure, reduced profit margin, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could reduce our revenue and adversely affect our financial results.
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
In addition, some larger customers may demand discounts and rebates or desire to purchase their access systems and software from multiple providers. As a result of these factors, our future revenue opportunities may be limited, and we may face pricing pressures, which in turn could adversely impact our gross margin and our financial results. The loss of, reduction in, or pricing discounts associated with orders from any larger customer could significantly reduce our revenue and harm our business. Furthermore, delays in payment and/or extended payment terms from any of our larger customers could have a material negative impact on our cash flows and working capital to support our business operations.
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
Government authorities in the U.S. and around the world have implemented and are continuing to implement broader and more stringent laws and regulations concerning data protection. The interpretation and application of these data protection laws and regulations are often uncertain and changing, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data practices.
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
While our working capital needs to support our business operations and growth have been funded from operating cash flows in the near term, we may need additional capital if our current plans and assumptions change. If our financial position deteriorates, we may not be able to secure a source of financing to support our working capital needs on acceptable terms or at all. If future financings involve the issuance of equity securities, our then-existing stockholders will suffer dilution. If we raise debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. If we are unable to obtain and sustain operating income and positive cash flows from operations, our liquidity, results of operations and financial condition may be adversely affected. Furthermore, if we are unable to generate sufficient cash flows to support our operational needs, we may need to cease our common stock repurchase program or seek additional sources of liquidity, including borrowings, to support our working capital needs, even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.

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
We have a common stock repurchase program of which $109.9 million was available as of March 30, 2024. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with our capital allocation strategy. Stock repurchases could have an impact on our common stock trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.
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
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
We maintain a common stock repurchase program. Our repurchase activity for the three months ended March 30, 2024 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
January 1 to January 31	56	$32.75	56	$111,768
February 1 to February 29	58	33.00	58	109,865
March 1 to March 30	—	—	—	109,865
	114		114
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended March 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K. On November 3, 2023, Cory Sindelar, Chief Financial Officer of the Company, adopted a Rule 10b5-1 trading arrangement (the “10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The 10b5-1 Plan allows for the contemporaneous exercise of options and sale of up to 55,000 shares of Common Stock, at specific market prices, commencing on February 28, 2024, and continuing until all such options are exercised and the underlying shares are sold, or February 28, 2025, whichever comes first.

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

CALIX, INC. (Registrant)

Date: April 23, 2024	By:	/s/ Michael Weening
Michael Weening
President and Chief Executive Officer (Principal Executive Officer)

Date: April 23, 2024	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)