Form 10-Q
period 2024-06-29
CALIX, INC
filed 2024-07-23
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of July 15, 2024, there were 65,800,523 shares of the Registrant’s common stock, par value $0.025, outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 29, 2024	December 31, 2023
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$84,486	$63,409
Marketable securities	176,733	156,937
Accounts receivable, net	82,064	126,027
Inventory	113,484	132,985
Prepaid expenses and other current assets	113,391	118,598
Total current assets	570,158	597,956
Property and equipment, net	31,058	29,461
Right-of-use operating leases	8,250	9,262
Deferred tax assets	173,047	167,691
Goodwill	116,175	116,175
Other assets	19,208	21,320
	$917,896	$941,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,697	$34,746
Accrued liabilities	89,145	116,227
Deferred revenue	32,298	36,669
Total current liabilities	133,140	187,642
Long-term portion of deferred revenue	21,936	24,864
Operating leases	5,859	7,421
Other long-term liabilities	2,737	2,956
Total liabilities	163,672	222,883
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of June 29, 2024 and December 31, 2023	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 65,800 shares issued and outstanding as of June 29, 2024, and 65,052 shares issued and outstanding as of December 31, 2023	1,645	1,627
Additional paid-in capital	1,121,786	1,078,393
Accumulated other comprehensive loss	(973)	(659)
Accumulated deficit	(368,234)	(360,379)
Total stockholders’ equity	754,224	718,982
	$917,896	$941,865

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Revenue	$198,139	$261,016	$424,449	$511,024
Cost of revenue	90,536	124,546	194,269	246,503
Gross profit	107,603	136,470	230,180	264,521
Operating expenses:
Sales and marketing	52,238	54,596	106,135	106,461
Research and development	44,123	45,341	88,545	88,514
General and administrative	22,598	24,722	48,888	47,799
Total operating expenses	118,959	124,659	243,568	242,774
Operating income (loss)	(11,356)	11,811	(13,388)	21,747
Interest income and other expense, net:
Interest income, net	2,960	2,255	5,595	3,895
Other income (expense), net	(286)	163	(421)	(4)
Total interest income and other expense, net	2,674	2,418	5,174	3,891
Income (loss) before income taxes	(8,682)	14,229	(8,214)	25,638
Income taxes (benefit)	(724)	4,856	(359)	6,667
Net income (loss)	$(7,958)	$9,373	$(7,855)	$18,971
Net income (loss) per common share:
Basic	$(0.12)	$0.14	$(0.12)	$0.29
Diluted	$(0.12)	$0.13	$(0.12)	$0.27
Weighted-average number of shares used to compute
net income (loss) per common share:
Basic	65,678	66,271	65,509	66,157
Diluted	65,678	69,657	65,509	69,684

Net income (loss)	$(7,958)	$9,373	$(7,855)	$18,971
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	5	(141)	(206)	921
Foreign currency translation adjustments, net	5	(141)	(108)	(37)
Total other comprehensive income (loss), net of tax	10	(282)	(314)	884
Comprehensive income (loss)	$(7,948)	$9,091	$(8,169)	$19,855

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 30, 2024	65,525	$1,638	$1,102,314	$(983)	$(360,276)	$742,693
Stock-based compensation	—	—	15,458	—	—	15,458
Issuance of common stock under equity incentive plans, net of forfeitures	275	7	4,014	—	—	4,021
Net loss	—	—	—	—	(7,958)	(7,958)
Other comprehensive income	—	—	—	10	—	10
Balance as of June 29, 2024	65,800	$1,645	$1,121,786	$(973)	$(368,234)	$754,224

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 1, 2023	66,244	$1,656	$1,097,596	$(1,307)	$(380,106)	$717,839
Stock-based compensation	—	—	17,844	—	—	17,844
Issuance of common stock under equity incentive plans, net of forfeitures	276	7	5,806	—	—	5,813
Repurchases of common stock	(200)	(5)	(8,812)	—	—	(8,817)
Net income	—	—	—	—	9,373	9,373
Other comprehensive loss	—	—	—	(282)	—	(282)
Balance as of July 1, 2023	66,320	$1,658	$1,112,434	$(1,589)	$(370,733)	$741,770

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	65,052	$1,627	$1,078,393	$(659)	$(360,379)	$718,982
Stock-based compensation	—	—	32,315	—	—	32,315
Issuance of common stock under equity incentive plans, net of forfeitures	862	21	14,813	—	—	14,834
Repurchases of common stock	(114)	(3)	(3,735)	—	—	(3,738)
Net loss	—	—	—	—	(7,855)	(7,855)
Other comprehensive loss	—	—	—	(314)		(314)
Balance as of June 29, 2024	65,800	$1,645	$1,121,786	$(973)	$(368,234)	$754,224

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	65,735	$1,644	$1,070,100	$(2,473)	$(389,704)	$679,567
Stock-based compensation	—	—	34,064	—	—	34,064
Issuance of common stock under equity incentive plans, net of forfeitures	810	20	18,264	—	—	18,284
Repurchases of common stock	(225)	(6)	(9,994)	—	—	(10,000)
Net income	—	—	—	—	18,971	18,971
Other comprehensive income	—	—	—	884	—	884
Balance as of July 1, 2023	66,320	$1,658	$1,112,434	$(1,589)	$(370,733)	$741,770

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 29, 2024	July 1, 2023
Operating activities:
Net income (loss)	$(7,855)	$18,971
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	32,315	34,064
Depreciation and amortization	9,988	7,915
Deferred income taxes	(5,284)	884
Net accretion of available-for-sale securities	(2,716)	(1,897)
Changes in operating assets and liabilities:
Accounts receivable, net	43,962	(3,176)
Inventory	19,500	(4,234)
Prepaid expenses and other assets	6,420	(26,123)
Accounts payable	(23,424)	(6,305)
Accrued liabilities	(26,787)	(502)
Deferred revenue	(7,300)	8,626
Other long-term liabilities	(1,781)	(2,647)
Net cash provided by operating activities	37,038	25,576
Investing activities
Purchases of property and equipment	(9,661)	(10,107)
Purchases of marketable securities	(148,897)	(105,888)
Sales of marketable securities	48,734	—
Maturities of marketable securities	82,805	97,223
Net cash used in investing activities	(27,019)	(18,772)
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	14,834	18,284
Repurchases of common stock	(3,738)	(10,000)
Payments related to financing arrangements	—	(4,088)
Net cash provided by financing activities	11,096	4,196
Effect of exchange rate changes on cash and cash equivalents	(38)	114
Net increase in cash and cash equivalents	21,077	11,114
Cash and cash equivalents at beginning of period	63,409	79,073
Cash and cash equivalents at end of period	$84,486	$90,187

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
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first quarter ending on the Saturday closest to March 31st. As a result, the Company had one less day in the six months ended June 29, 2024 than for the six months ended July 1, 2023. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s significant accounting policies did not change during the six months ended June 29, 2024.
Newly Adopted Accounting Standard
The Company did not adopt any new accounting standards during the six months ended June 29, 2024 that were significant to the Company.

Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the six months ended June 29, 2024 as compared with the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, that are significant or expected to be significant to the Company.

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
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as other expense, net. Realized gains and losses were de minimis for the three and six months ended June 29, 2024 and July 1, 2023.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 29, 2024	December 31, 2023
Cash and cash equivalents:
Cash	$45,382	$18,040
Commercial paper	39,039	32,837
Money market funds	65	2,563
U.S. government securities	—	9,969
Total cash and cash equivalents	84,486	63,409
Marketable securities:
Corporate debt securities	66,441	7,000
U.S. government securities	46,929	92,277
U.S. government agency securities	35,559	43,521
Commercial paper	21,544	14,139
Certificates of deposit	6,260	—
Total marketable securities	176,733	156,937
	$261,219	$220,346
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities.
The amortized cost and fair value of marketable securities were as follows (in thousands):

As of June 29, 2024	Amortized Cost	Unrealized Losses	Fair Value
Corporate debt securities	$66,526	$(85)	$66,441
Commercial paper	60,610	(27)	60,583
U.S. government securities	46,954	(25)	46,929
U.S. government agency securities	35,694	(135)	35,559
Certificates of deposit	6,263	(3)	6,260
	$216,047	$(275)	$215,772

As of December 31, 2023	Amortized Cost	Unrealized Losses	Fair Value
U.S. government securities	$102,167	$80	$102,247
Commercial paper	47,003	(28)	46,975
U.S. government agency securities	43,573	(52)	43,521
Corporate debt securities	6,999	1	7,000
	$199,742	$1	$199,743

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

The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of June 29, 2024	Level 1	Level 2	Total
Money market funds	$65	$—	$65
U.S. government securities	46,929	—	46,929
Corporate debt securities	—	66,441	66,441
Commercial paper	—	60,583	60,583
U.S. government agency securities	—	35,559	35,559
Certificates of deposit	—	6,260	6,260
	$46,994	$168,843	$215,837

As of December 31, 2023	Level 1	Level 2	Total
Money market funds	$2,563	$—	$2,563
U.S. government securities	102,246	—	102,246
Commercial paper	—	46,976	46,976
U.S. government agency securities	—	43,521	43,521
Corporate debt securities	—	7,000	7,000
	$104,809	$97,497	$202,306
5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	June 29, 2024	December 31, 2023
Accounts receivable	$82,471	$126,331
Allowance for doubtful accounts	(407)	(304)
	$82,064	$126,027
Inventory consisted of the following (in thousands):

	June 29, 2024	December 31, 2023
Raw materials	$28,110	$22,119
Finished goods	85,374	110,866
	$113,484	$132,985

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 29, 2024	December 31, 2023
Supplier deposits	$70,335	$78,131
Prepaid expenses and other current assets	43,056	40,467
	$113,391	$118,598
Property and equipment, net consisted of the following (in thousands):

	June 29, 2024	December 31, 2023
Test equipment	$56,610	$50,853
Computer equipment	14,334	13,615
Software	11,045	12,972
Leasehold improvements	2,086	2,122
Furniture and fixtures	1,274	1,283
Total	85,349	80,845
Accumulated depreciation and amortization	(54,291)	(51,384)
	$31,058	$29,461
Accrued liabilities consisted of the following (in thousands):

	June 29, 2024	December 31, 2023
Compensation and related benefits	$31,749	$36,741
Component inventory held by suppliers	17,331	32,182
Professional and consulting fees	6,543	7,717
Customer advances or rebates	6,044	5,967
Current portion of warranty and retrofit	5,216	5,655
Operating leases	4,281	4,142
Taxes payable	3,361	4,317
Product returns	2,913	2,897
Insurance	2,125	2,107
Freight	1,003	1,510
Travel expenses	1,001	599
Business events	841	2,938
Litigation settlement	—	3,250
Other	6,737	6,205
	$89,145	$116,227
Changes in the Company’s accrued warranty and retrofit liability were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Balance at beginning of period	$7,655	$8,445	$8,029	$8,386
Accruals for product warranty and retrofit	392	802	731	1,817
Cost of warranty and retrofit claims	(676)	(941)	(1,389)	(1,897)
Balance at end of period	$7,371	$8,306	$7,371	$8,306

6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of June 29, 2024 (in thousands):

Period	Future Minimum Lease Payments
Remainder of 2024	$2,402
2025	4,545
2026	1,672
2027	1,240
2028 and thereafter	1,048
Total future minimum lease payments	10,907
Less imputed interest	(767)
$10,140

As of June 29, 2024, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$4,281
Operating leases	5,859
$10,140
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $3.7 million and are included in the table above.
The weighted average discount rate for the Company’s operating leases as of June 29, 2024 was 5.0%. The weighted average remaining lease term as of June 29, 2024 was 3.0 years.
For the three and six months ended June 29, 2024, rent expense was $1.1 million and $2.3 million, respectively. For the three and six months ended July 1, 2023, rent expense was $1.2 million and $2.4 million, respectively. Cash paid within operating cash flows for operating leases was $2.2 million and $2.3 million for the six months ended June 29, 2024 and July 1, 2023, respectively.
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
As of June 29, 2024 and December 31, 2023, the Company had approximately $136.3 million and $176.3 million, respectively, of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs.

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
7. Stockholders’ Equity
2019 Equity Incentive Award Plan
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, are eligible to receive awards under the 2019 Equity Incentive Award Plan (the “2019 Plan”). The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards and dividend equivalents to eligible individuals. As of June 29, 2024, there were 2.8 million shares available for issuance under the 2019 Plan.
During the three months ended June 29, 2024, time-based stock option awards exercisable for up to an aggregate of 0.1 million shares of common stock were granted with a grant date weighted-average exercise price of $30.07 per share. During the six months ended June 29, 2024, stock option awards exercisable for up to an aggregate of 0.4 million shares of common stock were granted with a grant date weighted-average exercise price of $34.36 per share. These stock option awards vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter over an additional three years.
In February 2024, performance-based stock option awards exercisable for up to an aggregate of 2.4 million shares of common stock were granted to certain Company executives with a grant date exercise price of $34.26 per share and divided into two plans, with the first plan accounting for 75% of the total shares granted and the second plan accounting for 25% of the total shares granted. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net operating income for 2024 (collectively, the “2024 Performance Targets”) during the one-year performance period. These performance-based stock option awards will vest, subject to certification by the Compensation Committee of the Company’s Board of Directors upon the achievement of the 2024 Performance Targets, as to 25% of the shares of common stock earned on the one year anniversary of the date of grant, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. For the first plan, if the non-GAAP net operating income target and the bookings target are each achieved below 80% of target, no shares would be awarded, and the performance-based stock option awards would be forfeited in full. If either target is achieved at the minimum threshold of 80% of target, then the shares are awarded at 75% of the granted shares, with an increasing percentage of shares awarded above the minimum thresholds up to 120% of the granted shares for each target. Each target result is then weighted by 50% and the combined total determines the percent of target shares. The maximum combined award is 100%. For the second plan, if the bookings target is achieved below 90% of target, the performance-based stock option awards would be forfeited in full. If the target is achieved at the minimum threshold of 90% of target, then the shares are awarded at 75% with an increasing percentage of shares awarded above the minimum thresholds up to 100% of the granted shares. The maximum award is 100%. The probability of meeting a portion of the performance conditions related to these performance-based stock option awards was assessed to be probable as of June 29, 2024, and stock-based compensation expense of $1.1 million was recognized for the three months ended June 29, 2024. For the six months ended June 29, 2024, stock-based compensation expense of $2.8 million was recognized.
During the three months ended June 29, 2024, 30,000 shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $9.11 per share. During the six months ended June 29, 2024, 0.2 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $8.64 per share. As of June 29, 2024, unrecognized stock-based compensation expense of $70.8 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.1 years.
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

The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of June 29, 2024, there were 4.3 million shares available for issuance under the ESPP. During the six months ended June 29, 2024, 0.2 million shares were purchased under the ESPP. As of June 29, 2024, unrecognized stock-based compensation expense of $0.3 million related to the ESPP is expected to be recognized over a remaining service period of 0.1 years.
The NQ ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their eligible recurring compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The NQ ESPP provides quarterly offering periods from February 8th through May 7th, May 8th through August 7th, August 8th through November 7th and November 8th through February 7th of each year, with a maximum of 0.25 million shares allocated per purchase period. The maximum number of shares of common stock currently authorized for issuance under the NQ ESPP is 7.5 million shares. As of June 29, 2024, there were 2.9 million shares available for issuance under the NQ ESPP. During the six months ended June 29, 2024, 0.5 million shares were purchased and issued. As of June 29, 2024, unrecognized stock-based compensation expense of $14.1 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 0.9 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of revenue	$707	$780	$1,343	$1,580
Sales and marketing	4,191	5,053	9,041	9,484
Research and development	4,398	4,860	8,913	9,172
General and administrative	6,162	7,151	13,018	13,828
	$15,458	$17,844	$32,315	$34,064
Income tax benefit recognized	$2,114	$2,955	$5,426	$7,107
Stock Repurchase Program
The Company maintains a common stock repurchase program. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases depends on prevailing stock prices, general economic and market conditions and other considerations consistent with the Company’s capital allocation strategy. The repurchase program does not obligate the Company to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. No shares were purchased during the three months ended June 29, 2024. For the six months ended June 29, 2024, the Company purchased 0.1 million shares of common stock for $3.7 million at an average price per share of $32.87. As of June 29, 2024, the remaining balance under the current authorizations was $109.9 million.
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

The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
United States	$182,705	$232,423	$392,795	$460,362
Americas ex U.S.	7,052	11,329	14,187	18,866
Europe	6,712	14,737	13,572	27,106
Middle East & Africa	1,441	2,375	3,330	4,148
Asia Pacific	229	152	565	542
	$198,139	$261,016	$424,449	$511,024
Contract Asset
Contract assets include amounts recognized as revenue prior to the Company’s contractual right to bill the customer. Amounts are billed in accordance with the agreed-upon contractual terms. Contract assets were $3.3 million as of June 29, 2024 as compared to $4.7 million as of December 31, 2023, and are included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The Company expects to bill 35% of the June 29, 2024 balance during 2024.
Contract Liability
Deferred revenue was $54.2 million, $63.9 million and $61.5 million as of June 29, 2024, March 30, 2024 and December 31, 2023, respectively. The decrease in the deferred revenue balance for the three and six months ended June 29, 2024 was driven by $13.4 million and $20.2 million of revenue recognized that was included in the deferred revenue balance at the beginning of each respective period and to a trend to move to monthly from annual billing arrangements. This was partially offset by cash payments received or due in advance of satisfying the Company’s performance obligations.
Revenue allocated to remaining performance obligations (“RPOs”) represents contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods but excludes variable consideration where the monthly invoicing is based on usage or where actual usage exceeds the minimum commitment. RPOs were $266.9 million as of June 29, 2024, and the Company expects to recognize as revenue 39% of this amount over the next 12 months and nearly all of the remainder over the two years thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of June 29, 2024 and December 31, 2023, the unamortized balance of deferred commissions was $12.7 million and $12.0 million, respectively. For the three and six months ended June 29, 2024, the amount of amortization was $2.1 million and $4.2 million, respectively, compared to $1.5 million and $2.9 million for the three and six months ended July 1, 2023, respectively. There was no impairment loss in relation to the costs capitalized for these periods.
Concentration of Customer Risk
No customer accounted for more than 10% of the Company’s revenue for the three and six months ended June 29, 2024 and July 1, 2023.
One customer represented 14% of the Company’s total receivables as of June 29, 2024. Two customers represented 19% and 14% of the Company’s accounts receivable as of December 31, 2023.
9. Income Taxes
The following table presents income taxes and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Income (loss) before income taxes	$(8,682)	$14,229	$(8,214)	$25,638
Income taxes (benefit)	$(724)	$4,856	$(359)	$6,667
Effective tax rate	8.3%	34.1%	4.4%	26.0%
The Company has historically recorded its interim period provision for income taxes by applying a forecasted annual effective tax rate to year-to-date earnings and adjusting for discrete items. However, due to the level of forecasted provision for income taxes relative to the forecasted pre-tax income used in computing the effective tax rate, the effective tax rate is highly sensitive to fluctuations in pre-tax income and does not provide a reasonable estimate for income taxes in the interim period. As such, the Company has computed its provision for income taxes for the three and six months ended June 29, 2024 using an actual year-to-date tax calculation. The Company plans to revert to applying a forecasted annual effective tax rate to year-to-date earnings and adjusting for discrete items once that method produces more reasonable results.
The Company’s effective tax rate for the three and six months ended June 29, 2024 and July 1, 2023 differed from the statutory federal corporate tax rate of 21% primarily due to state taxes and the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of U.S. federal research tax credits, excess tax benefits from stock-based compensation and the U.S. tax impact of foreign operations.
The Company has net deferred tax assets that have arisen primarily as a result of temporary differences, capitalized research and development costs and tax credits. The Company’s ability to realize a deferred tax asset is based on its ability to generate sufficient future taxable income within the applicable carryforward period and subject to any applicable limitations. Management believes that it is more likely than not that the Company will utilize a significant portion of its deferred tax assets.
The Company maintained a valuation allowance of $29.9 million for the three and six months ended June 29, 2024 and July 1, 2023 on certain U.S. federal and state deferred tax assets that the Company believes are not more likely than not to be realized in future periods.
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
10. Net Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Net income (loss)	$(7,958)	$9,373	$(7,855)	$18,971
Denominator:
Weighted-average common shares outstanding used to compute basic net income (loss) per share	65,678	66,271	65,509	66,157
Effect of dilutive common stock equivalents	—	3,386	—	3,527
Weighted-average common shares outstanding used to compute diluted net income (loss) per share	65,678	69,657	65,509	69,684
Net income (loss) per common share:
Basic net income (loss) per common share	$(0.12)	$0.14	$(0.12)	$0.29
Diluted net income (loss) per common share	$(0.12)	$0.13	$(0.12)	$0.27
Potentially dilutive shares excluded, weighted average	12,300	4,714	11,863	3,786
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
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue for the six months ended June 29, 2024, or that we expect may impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty, incurrence of retrofit costs, amortization of intangibles, support fees for silicon-related development work for our products, changes in trade policies, allowances for obligations to our suppliers and inventory write-downs. In addition, we periodically ship by air versus by ocean in order to meet delivery commitments to our customers, which is more costly. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
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
Revenue Recognition
Revenue is recognized when a performance obligation is satisfied, which occurs when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue from sales of access and premises systems is recognized when control is transferred to the customer, which is generally when the products are shipped. Revenue from software platform licenses, which provides the customer with a right to use the software as it exists, is generally recognized upfront when the license is made available to the customer. Revenue from cloud-based software subscriptions, customer support, maintenance, extended warranty subscriptions and managed services is generally recognized ratably over the contract term. Revenue from professional services and training is recognized as the services are delivered.
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
Our contracts generally include multiple performance obligations. For such arrangements, we allocate the contract’s transaction price to each performance obligation using the relative stand-alone selling price of each distinct good or service in the contract. Observable prices of a product or service when we sell them separately based on stratification by classes of customers and products are the best estimate of stand-alone selling prices. However, when stand-alone selling prices are not directly observable, they are estimated, and judgment is required in their determination. In these instances, we determine stand-alone selling prices using all other available information, which may include pricing practices relative to geographies, market conditions, competitive landscape, characteristics of targeted customers for hardware products, internal costs and gross margin objectives for services and internal costs and value assessments for subscriptions.

Inventory Valuation and Supplier Purchase Commitments
Inventory, which primarily consists of finished goods purchased from CMs or ODMs, is stated at the lower of cost (determined by the first-in, first-out method) and net realizable value. Inbound shipping costs and tariffs are included in the cost of inventory. In addition, from time to time, we procure component inventory primarily as a result of manufacturing discontinuation of critical components by suppliers. Furthermore, as a result of the global pandemic-induced supply chain challenges, we have purchased, and may continue to purchase, excess components from our suppliers and consign components back to our suppliers to be consumed on future finished good builds.
We regularly monitor inventory on-hand and record write-downs for excess and obsolete inventory. These write-downs are based on our assumptions of demand for our products and requires significant judgement of relevant factors including a comparison of the quantity and cost of inventory on hand to our estimated forecast of customer demand, current levels of orders and backlog, market conditions, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds our estimated selling price. Factors that could influence management’s assumptions and judgements include changes in economic conditions, competitive dynamics, winning or losing a key customer, changes in our customers’ capital expenditures, government investment programs, technology changes, new product introductions and supply-chain lead times.
We also evaluate our supplier purchase commitments, which remain elevated due to extended lead-times created by pandemic-induced supply-chain challenges, and record a liability for excess and obsolete components consistent with the valuation of our excess and obsolete inventory and future production requirements. For example, during the fourth quarter of 2023, we wrote down excess and obsolete inventory and accrued a liability for components at suppliers primarily related to a pivot in customer demand to our newer all-platform model from our older legacy product family.
Actual demand may differ from forecasted demand and may have a material effect on gross profit. If inventory is written down, a new cost basis is established that cannot be increased in future periods. The sale of previously reserved inventory has not had a material impact on our gross margin.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the six months ended June 29, 2024 as compared with the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2023 that are significant or expected to be significant to us.
Results of Operations
Comparison of the Three and Six Months Ended June 29, 2024 and July 1, 2023
Revenue
The following table sets forth our revenue by customer size (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Variance in Dollars	Variance in Percent	June 29, 2024	July 1, 2023	Variance in Dollars	Variance in Percent
Large	$11,995	$26,778	$(14,783)	(55)%	$28,100	$54,983	$(26,883)	(49)%
Medium	24,366	37,367	(13,001)	(35)%	52,252	77,680	(25,428)	(33)%
Small	161,778	196,871	(35,093)	(18)%	344,097	378,361	(34,264)	(9)%
	$198,139	$261,016	$(62,877)	(24)%	$424,449	$511,024	$(86,575)	(17)%
Our revenue decreased by $62.9 million and $86.6 million for the three and six months ended June 29, 2024, respectively, as compared to the corresponding periods in 2023. The decrease in revenue was primarily due to what we believe were delayed purchasing decisions of our appliances as our customers evaluate and prepare for various government stimulus programs, customers adjusting their purchases due to our shortened lead times and a small set of significant customers that slowed purchases while we believe they reevaluate their investment priorities. In the second quarter of 2024, we also had one small customer grow its subscriber base such that it is now a medium-sized customer.

For the three and six months ended June 29, 2024, United States revenue was $182.7 million and $392.8 million, or 92% and 93% of our revenue, compared to $232.4 million and $460.4 million, or 89% and 90% of our revenue for the same periods in 2023. International revenue was $15.4 million and $31.7 million, or 8% and 7% of our revenue, for the three and six months ended June 29, 2024, as compared to $28.6 million and $50.7 million, or 11% and 10% of our revenue, for the same periods in 2023. The decrease in international revenue for the three and six months ended June 29, 2024, as compared to the same periods in 2023, was mainly due to lower shipments to Europe and to a lesser extent the Americas outside the United States.
No customer accounted for more than 10% of the Company’s revenue for the three and six months ended June 29, 2024 and July 1, 2023.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Variance in Dollars	Variance in Percent	June 29, 2024	July 1, 2023	Variance in Dollars	Variance in Percent
Gross profit	$107,603	$136,470	$(28,867)	(21)%	$230,180	$264,521	$(34,341)	(13)%
Gross margin	54.3%	52.3%			54.2%	51.8%
Gross profit decreased to $107.6 million and $230.2 million for the three and six months ended June 29, 2024, from $136.5 million and $264.5 million during the corresponding periods in 2023. These decreases were mainly due to the corresponding decreases in revenue. The increase in gross margin of 200 and 240 basis points for the three and six months ended June 29, 2024, respectively, compared to the corresponding periods in 2023, was mainly due to the continued growth in our platform, cloud and managed services as well as being a greater percentage of our total revenue.
Operating Expenses
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Variance in Dollars	Variance in Percent	June 29, 2024	July 1, 2023	Variance in Dollars	Variance in Percent
Sales and marketing expenses	$52,238	$54,596	$(2,358)	(4)%	$106,135	$106,461	$(326)	—%
Percent of revenue	26%	21%			25%	21%
Sales and marketing expenses for the three months ended June 29, 2024 decreased by $2.4 million compared with the corresponding period in 2023 primarily due to decreases in personnel expenses of $2.0 million and stock-based compensation of $0.9 million. These decreases were partially offset by an increase in marketing expenses of $0.9 million.
Sales and marketing expenses for the six months ended June 29, 2024 decreased by $0.3 million compared with the corresponding period in 2023 primarily due to decreases in personnel expenses of $0.9 million, stock-based compensation of $0.4 million and outside services of $0.4 million. These decreases were partially offset by increases of marketing expenses of $1.2 million and $0.4 million in allocated common costs.
For the three and six months ended June 29, 2024, sales and marketing expenses as a percentage of revenue increased to 26% from 21% and 25% from 21%, respectively, due to lower revenue compared to the same periods in 2023. We expect our investments in sales and marketing will be relatively flat in absolute dollars in the short-term as we look to land new customers and expand our platform, cloud and managed services.

Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Variance in Dollars	Variance in Percent	June 29, 2024	July 1, 2023	Variance in Dollars	Variance in Percent
Research and development expenses	$44,123	$45,341	$(1,218)	(3)%	$88,545	$88,514	$31	—%
Percent of revenue	22%	17%			21%	17%
Percentage of gross profit	41%	33%			38%	33%
Research and development expenses for the three months ended June 29, 2024 decreased by $1.2 million as compared with the corresponding period in 2023 mainly due to decreases in prototypes and test equipment expenses of $1.0 million, outside services of $0.9 million and stock-based compensation of $0.5 million. These decreases were partially offset by increases in allocated common costs of $0.5 million and depreciation and amortization of $0.5 million.
Research and development expenses for the six months ended June 29, 2024 remained relatively unchanged compared with the corresponding period in 2023. Increases in personnel expenses of $1.7 million, allocated common costs of $1.2 million and depreciation and amortization of $1.2 million were offset by decreases in prototypes and test equipment expenses of $2.4 million and outside services of $1.4 million.
For the three and six months ended June 29, 2024, research and development expenses as a percentage of revenue increased to 41% from 33% and 38% from 33%, respectively, due to lower revenue compared to the same periods in 2023. We expect our investments in research and development to remain relatively flat in absolute dollars in the short term as we seek to expand the functionality and capabilities of our platform, cloud and managed services.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Variance in Dollars	Variance in Percent	June 29, 2024	July 1, 2023	Variance in Dollars	Variance in Percent
General and administrative expenses	$22,598	$24,722	$(2,124)	(9)%	$48,888	$47,799	$1,089	2%
Percent of revenue	11%	9%			12%	9%
General and administrative expenses for the three months ended June 29, 2024 decreased by $2.1 million as compared with the corresponding period in 2023 mainly due to decreases in professional services expenses of $1.6 million, stock-based compensation of $1.0 million and allocated common costs of $0.7 million. These decreases were partially offset by increases in depreciation and amortization of $0.6 million and personnel expenses of $0.3 million.
General and administrative expenses for the six months ended June 29, 2024 increased by $1.1 million as compared with the corresponding period in 2023 mainly due to increases in personnel expenses of $2.1 million, depreciation and amortization of $1.3 million and equipment expense of $0.5 million. These increases were partially offset by decreases in allocated common costs of $1.9 million, professional services expenses of $0.8 million and stock-based compensation of $0.8 million.
For the three and six months ended June 29, 2024, general and administrative expenses as a percentage of revenue increased to 11% from 9% and 12% from 9%, respectively, due to lower revenue compared to the same periods in 2023. We expect our general and administrative investments to be fairly constant in absolute dollars in the near term and potentially decline as a percentage of revenue over time in relation to anticipated longer-term increased revenue.

Interest and Other Expense, net
The following table sets forth our interest and other expense, net (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Variance in Dollars	Variance in Percent	June 29, 2024	July 1, 2023	Variance in Dollars	Variance in Percent
Interest and other expense, net	$2,674	$2,418	$256	11%	$5,174	$3,891	$1,283	33%
Percent of revenue	1%	1%			1%	1%
Interest and other expense, net increased by $0.3 million and $1.3 million as compared with the corresponding periods in 2023 mainly due to a higher rate of interest earned on our cash, cash equivalents and marketable securities.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	Variance in Dollars	Variance in Percent	June 29, 2024	July 1, 2023	Variance in Dollars	Variance in Percent
Income taxes (benefit)	$(724)	$4,856	$(5,580)	(115)%	$(359)	$6,667	$(7,026)	(105)%
Effective tax rate	8.3%	34.1%			4.4%	26.0%
For the three and six months ended June 29, 2024, our income tax benefit was $0.7 million and $0.4 million for an effective tax rate of 8.3% and 4.4%, respectively, which differed from the statutory rate of 21% primarily due to state taxes and the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of U.S. federal research tax credits, excess tax benefits from stock-based compensation and the U.S. tax impact of foreign operations. The effective tax rates for the three and six months ended June 29, 2024 are lower than the similar periods in 2023 primarily as a result of negative pre-tax earnings with a relatively consistent level of non-deductible expenses offset by lower excess tax benefits from stock-based compensation.
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
Liquidity and Capital Resources
Historically, we have funded our operations and investing activities primarily through sales of our common stock, cash flow generated from operations and various borrowing arrangements. However, for the past few years, we have funded our operations and investing activities from cash flow generated from our operations as our business has grown and became profitable. As of June 29, 2024, we had cash, cash equivalents and marketable securities of $261.2 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government agency securities and commercial paper.
Operating Activities
Net cash provided by operating activities was $37.0 million for the six months ended June 29, 2024 and consisted of a net loss of $7.9 million offset by non-cash charges of $34.3 million and cash flow increases of $10.6 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $32.3 million and depreciation and amortization of $10.0 million partially offset by deferred income taxes of $5.3 million and the net accretion of available-for-sale securities of $2.7 million.
Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in accounts receivable of $44.0 million and inventory of $19.5 million, both in line with our revenue decline. These changes were partially offset by a decrease in accrued liabilities of $28.6 million relating to various factors including a decrease in our liability for components, a decrease in incentive compensation related accruals and the settlement of a legal matter; a decrease in accounts payable of $23.4 million due to decreased inventory purchases; and a decrease in deferred revenue of $7.3 million primarily due to the recognition of previously deferred revenue and a trend to move customers to monthly from annual billing arrangements.

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
Investing Activity
For the six months ended June 29, 2024, cash provided by investing activities of $27.0 million consisted of net maturities and sales of marketable securities of $17.4 million and capital expenditures of $9.7 million, consisting primarily of purchases of test and computer equipment.
For the six months ended July 1, 2023, cash used in investing activities of $18.8 million consisted of net purchases of marketable securities of $8.7 million and capital expenditures of $10.1 million, consisting primarily of purchases of test and computer equipment and software.
Financing Activities
Net cash provided by financing activities of $11.1 million for the six months ended June 29, 2024 primarily consisted of proceeds from the issuance of common stock related to our equity plans of $14.8 million partially offset by repurchases of our common stock of $3.7 million.
Net cash provided by financing activities of $4.2 million for the six months ended July 1, 2023 primarily consisted of proceeds from the issuance of common stock related to our equity plans of $18.3 million. This was partially offset by repurchases of common stock of $10.0 million and payments related to a financing arrangement of $4.1 million.
Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, normal recurring trade payables, compensation-related and expense accruals, operating leases and revenue-share obligations. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. Furthermore, we have a common stock repurchase program, which had $109.9 million available as of June 29, 2024. Our stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.
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
Contractual Obligations and Commitments
Our principal commitments as of June 29, 2024 consisted of contractual obligations under non-cancelable outstanding purchase obligations and operating lease obligations for office space. The following table summarizes our contractual obligations as of June 29, 2024 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$178,301	$105,031	$64,166	$6,353	$2,751
Operating lease obligations (2)	10,907	4,734	4,444	1,644	85
	$189,208	$109,765	$68,610	$7,997	$2,836

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of June 29, 2024, we had cash, cash equivalents and marketable securities of $261.2 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities because of changes in interest rates.
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

	Six Months Ended
	June 29, 2024	July 1, 2023
USD	89%	91%
RMB	6%	5%
INR	4%	2%
GBP	1%	2%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, INR and GBP, our operating expenses for the first six months of 2024 would have decreased or increased by approximately $2.6 million, or approximately 1%.

Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 29, 2024 was a net translation loss of $0.1 million. This loss is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive loss.”
Transaction Exposure
We have certain assets and liabilities, primarily accounts receivable and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain assets denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to two months. As of June 29, 2024, we had no forward contracts outstanding. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Condensed Consolidated Statements of Comprehensive Income (Loss). During the six months ended June 29, 2024, the net loss we recognized related to these foreign currency denominated assets and liabilities was approximately $0.2 million.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of June 29, 2024, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
•Ability to forecast and manage inventory liability with vendors. We have experienced increases in demand from many customers, in part as a result of higher consumer demand for better internet services and improved Wi-Fi. If we underestimate product demand from our customers, our manufacturers may have inadequate component inventory to meet our demand. If we are not able to adequately anticipate demand, this could interrupt our product manufacturing, increase our cost of revenue associated with expedite fees and air freight and/or result in delays or cancellation of customer orders. If we are unable to deliver products timely to our customers, we may lose customer goodwill or our customers may choose to purchase from other vendors, all of which may have a material negative impact on our revenue and operating results. If we overestimate our product demand, our third-party manufacturers may purchase excess components and build excess inventory, and we could be required to pay for these excess parts or products and their storage costs. For example, as of June 29, 2024, we had inventory deposits totaling $70.3 million to address excess components owned by our CMs and ODMs. Long lead times for component supply, which may be exacerbated by higher demand for certain components, and demand for our products has and is expected to continue to impact our ability to accurately forecast our production requirements. We may incur liabilities for certain component inventory purchases that have been rendered excess or obsolete, which may have an adverse effect on our gross margin, financial condition and results of operations. For example, during the fourth quarter of 2023, we wrote down excess and obsolete inventory and accrued a liability for components at suppliers primarily related to the wind down of our legacy product family that existed before our shift to an all-platform model.
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
We have platform and managed service offerings that are new and early in their life cycles and subject to uncertain market demand. If our customers are unwilling to adopt these new offerings, install our new products or deploy our new services, or if we are unable to achieve market acceptance of our products and platform, our business and financial results may be harmed. Moreover, adoption of our cloud product offerings, such as our Revenue EDGE, is dependent upon the success of our customers in investing, marketing, selling and deploying broader services—including managed services—to their subscribers, and our ability to differentiate our products from competing or substitutive product and service offerings. For example, our managed services include managed Wi-Fi, network security, parental controls and an ecosystem of services from partners, including Arlo and Bark. However, if subscriber demand for such services does not grow as expected or declines, or our customers are unable or unwilling to invest in our platform to deploy and market these services, demand for our products may not grow at rates as we anticipate.
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
For example, in the U.S., certain states have adopted privacy and security laws and regulations which govern the privacy, processing and protection of personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. Most of the new or proposed laws include restrictions on processing consumer information for targeted advertising, which could negatively affect our marketing cloud products. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. If we are subject to or affected by the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
We have a common stock repurchase program of which $109.9 million was available as of June 29, 2024. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with our capital allocation strategy. Stock repurchases could have an impact on our common stock trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.
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
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
We maintain a common stock repurchase program. No shares were purchased during the three months ended June 29, 2024.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended June 29, 2024, no director or officer of the Company (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CALIX, INC. (Registrant)

Date: July 23, 2024	By:	/s/ Michael Weening
Michael Weening
President and Chief Executive Officer (Principal Executive Officer)

Date: July 23, 2024	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)