Form 10-Q
period 2024-09-28
CALIX, INC
filed 2024-10-29
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of October 14, 2024, there were 66,315,965 shares of the Registrant’s common stock, par value $0.025, outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 28, 2024	December 31, 2023
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$62,361	$63,409
Marketable securities	225,223	156,937
Accounts receivable, net	85,272	126,027
Inventory	100,609	132,985
Prepaid expenses and other current assets	111,553	118,598
Total current assets	585,018	597,956
Property and equipment, net	31,105	29,461
Right-of-use operating leases	7,516	9,262
Deferred tax assets	177,775	167,691
Goodwill	116,175	116,175
Other assets	19,936	21,320
	$937,525	$941,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,318	$34,746
Accrued liabilities	76,075	116,227
Deferred revenue	29,513	36,669
Total current liabilities	129,906	187,642
Long-term portion of deferred revenue	21,384	24,864
Operating leases	4,795	7,421
Other long-term liabilities	2,752	2,956
Total liabilities	158,837	222,883
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of September 28, 2024 and December 31, 2023	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 66,318 shares issued and outstanding as of September 28, 2024, and 65,052 shares issued and outstanding as of December 31, 2023	1,658	1,627
Additional paid-in capital	1,148,742	1,078,393
Accumulated other comprehensive income (loss)	490	(659)
Accumulated deficit	(372,202)	(360,379)
Total stockholders’ equity	778,688	718,982
	$937,525	$941,865

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Revenue	$200,945	$263,835	$625,394	$774,859
Cost of revenue	90,898	123,286	285,167	369,789
Gross profit	110,047	140,549	340,227	405,070
Operating expenses:
Sales and marketing	52,301	52,356	158,436	158,817
Research and development	45,467	46,963	134,012	135,477
General and administrative	23,175	25,301	72,063	73,100
Total operating expenses	120,943	124,620	364,511	367,394
Operating income (loss)	(10,896)	15,929	(24,284)	37,676
Interest income and other expense, net:
Interest income, net	3,282	2,658	8,877	6,553
Other expense, net	(178)	(444)	(599)	(448)
Total interest income and other expense, net	3,104	2,214	8,278	6,105
Income (loss) before income taxes	(7,792)	18,143	(16,006)	43,781
Income taxes (benefit)	(3,824)	1,190	(4,183)	7,857
Net income (loss)	$(3,968)	$16,953	$(11,823)	$35,924
Net income (loss) per common share:
Basic	$(0.06)	$0.26	$(0.18)	$0.54
Diluted	$(0.06)	$0.24	$(0.18)	$0.52
Weighted-average number of shares used to compute
net income (loss) per common share:
Basic	66,078	66,288	65,700	66,201
Diluted	66,078	69,579	65,700	69,644

Net income (loss)	$(3,968)	$16,953	$(11,823)	$35,924
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale marketable securities, net	1,190	263	983	1,185
Foreign currency translation adjustments, net	273	(33)	166	(71)
Total other comprehensive income, net of tax	1,463	230	1,149	1,114
Comprehensive income (loss)	$(2,505)	$17,183	$(10,674)	$37,038

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 29, 2024	65,800	$1,645	$1,121,786	$(973)	$(368,234)	$754,224
Stock-based compensation	—	—	16,371	—	—	16,371
Issuance of common stock under equity incentive plans, net of forfeitures	518	13	10,585	—	—	10,598
Net loss	—	—	—	—	(3,968)	(3,968)
Other comprehensive income	—	—	—	1,463	—	1,463
Balance as of September 28, 2024	66,318	$1,658	$1,148,742	$490	$(372,202)	$778,688

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 1, 2023	66,320	$1,658	$1,112,434	$(1,589)	$(370,733)	$741,770
Stock-based compensation	—	—	16,026	—	—	16,026
Issuance of common stock under equity incentive plans, net of forfeitures	359	9	8,366	—	—	8,375
Repurchases of common stock	(729)	(18)	(32,391)	—	—	(32,409)
Net income	—	—	—	—	16,953	16,953
Other comprehensive income	—	—	—	230	—	230
Balance as of September 30, 2023	65,950	$1,649	$1,104,435	$(1,359)	$(353,780)	$750,945

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	65,052	$1,627	$1,078,393	$(659)	$(360,379)	$718,982
Stock-based compensation	—	—	48,686	—	—	48,686
Issuance of common stock under equity incentive plans, net of forfeitures	1,380	34	25,398	—	—	25,432
Repurchases of common stock	(114)	(3)	(3,735)	—	—	(3,738)
Net loss	—	—	—	—	(11,823)	(11,823)
Other comprehensive income	—	—	—	1,149	—	1,149
Balance as of September 28, 2024	66,318	$1,658	$1,148,742	$490	$(372,202)	$778,688

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	65,735	$1,644	$1,070,100	$(2,473)	$(389,704)	$679,567
Stock-based compensation	—	—	50,090	—	—	50,090
Issuance of common stock under equity incentive plans, net of forfeitures	1,169	29	26,630	—	—	26,659
Repurchases of common stock	(954)	(24)	(42,385)	—	—	(42,409)
Net income	—	—	—	—	35,924	35,924
Other comprehensive income	—	—	—	1,114	—	1,114
Balance as of September 30, 2023	65,950	$1,649	$1,104,435	$(1,359)	$(353,780)	$750,945

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Operating activities:
Net income (loss)	$(11,823)	$35,924
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	48,686	50,090
Depreciation and amortization	14,805	12,181
Deferred income taxes	(10,420)	4,294
Net accretion of available-for-sale securities	(3,958)	(3,119)
Changes in operating assets and liabilities:
Accounts receivable, net	40,755	13,143
Inventory	32,376	(873)
Prepaid expenses and other assets	7,659	(48,532)
Accounts payable	(11,809)	(19,756)
Accrued liabilities	(39,768)	(141)
Deferred revenue	(10,636)	1,745
Other long-term liabilities	(2,830)	(3,629)
Net cash provided by operating activities	53,037	41,327
Investing activities
Purchases of property and equipment	(12,905)	(13,883)
Purchases of marketable securities	(228,456)	(133,521)
Sales of marketable securities	49,905	—
Maturities of marketable securities	115,529	185,888
Net cash provided by (used in) investing activities	(75,927)	38,484
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	25,433	26,659
Repurchases of common stock	(3,738)	(42,409)
Payments related to financing arrangements	—	(7,560)
Net cash provided by (used in) financing activities	21,695	(23,310)
Effect of exchange rate changes on cash and cash equivalents	147	101
Net increase (decrease) in cash and cash equivalents	(1,048)	56,602
Cash and cash equivalents at beginning of period	63,409	79,073
Cash and cash equivalents at end of period	$62,361	$135,675

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
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first quarter ending on the Saturday closest to March 31st. As a result, the Company had one less day in the nine months ended September 28, 2024 than for the nine months ended September 30, 2023. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s significant accounting policies did not change during the nine months ended September 28, 2024.
Newly Adopted Accounting Standard
The Company did not adopt any new accounting standards during the nine months ended September 28, 2024 that were significant to the Company.

Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the nine months ended September 28, 2024 as compared with the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, that are significant or expected to be significant to the Company.

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
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as other expense, net. Realized gains and losses were de minimis for the three and nine months ended September 28, 2024 and September 30, 2023.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 28, 2024	December 31, 2023
Cash and cash equivalents:
Cash	$30,742	$18,040
Commercial paper	18,309	32,837
Money market funds	9,177	2,563
U.S. government agency securities	3,968	—
U.S. government securities	165	9,969
Total cash and cash equivalents	62,361	63,409
Marketable securities:
Corporate debt securities	109,486	7,000
U.S. government securities	62,804	92,277
U.S. government agency securities	29,872	43,521
Commercial paper	16,183	14,139
Certificates of deposit	6,878	—
Total marketable securities	225,223	156,937
	$287,584	$220,346
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities.

The amortized cost and fair value of marketable securities were as follows (in thousands):

As of September 28, 2024	Amortized Cost	Unrealized Gains	Fair Value
Corporate debt securities	$108,616	$870	$109,486
U.S. government securities	62,682	287	62,969
Commercial paper	34,474	18	34,492
U.S. government agency securities	33,720	120	33,840
Certificates of deposit	6,850	28	6,878
	$246,342	$1,323	$247,665

As of December 31, 2023	Amortized Cost	Unrealized Gains (Losses)	Fair Value
U.S. government securities	$102,167	$80	$102,247
Commercial paper	47,003	(28)	46,975
U.S. government agency securities	43,573	(52)	43,521
Corporate debt securities	6,999	1	7,000
	$199,742	$1	$199,743
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

The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of September 28, 2024	Level 1	Level 2	Total
Money market funds	$9,177	$—	$9,177
U.S. government securities	62,969	—	62,969
Corporate debt securities	—	109,486	109,486
Commercial paper	—	34,492	34,492
U.S. government agency securities	—	33,840	33,840
Certificates of deposit	—	6,878	6,878
	$72,146	$184,696	$256,842

As of December 31, 2023	Level 1	Level 2	Total
Money market funds	$2,563	$—	$2,563
U.S. government securities	102,246	—	102,246
Commercial paper	—	46,976	46,976
U.S. government agency securities	—	43,521	43,521
Corporate debt securities	—	7,000	7,000
	$104,809	$97,497	$202,306
5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	September 28, 2024	December 31, 2023
Accounts receivable	$85,593	$126,331
Allowance for doubtful accounts	(321)	(304)
	$85,272	$126,027
Inventory consisted of the following (in thousands):

	September 28, 2024	December 31, 2023
Raw materials	$25,704	$22,119
Finished goods	74,905	110,866
	$100,609	$132,985
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 28, 2024	December 31, 2023
Supplier deposits	$66,790	$78,131
Prepaid expenses and other current assets	44,763	40,467
	$111,553	$118,598
Property and equipment, net consisted of the following (in thousands):

	September 28, 2024	December 31, 2023
Test equipment	$58,895	$50,853
Computer equipment	15,276	13,615
Software	10,966	12,972
Leasehold improvements	2,167	2,122
Furniture and fixtures	1,301	1,283
Total	88,605	80,845
Accumulated depreciation and amortization	(57,500)	(51,384)
	$31,105	$29,461

Accrued liabilities consisted of the following (in thousands):

	September 28, 2024	December 31, 2023
Compensation and related benefits	$23,869	$36,741
Component inventory held by suppliers	12,094	32,182
Professional and consulting fees	6,102	7,717
Current portion of warranty	5,383	5,655
Operating leases	4,374	4,142
Customer advances or rebates	4,246	5,967
Taxes payable	3,903	4,317
Travel and event expenses	3,042	3,537
Product returns	2,560	2,897
Insurance	2,061	2,107
Freight	1,189	1,510
Operations	753	1,080
Litigation settlement	—	3,250
Other	6,499	5,125
	$76,075	$116,227
Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Balance at beginning of period	$7,371	$8,306	$8,029	$8,386
Accruals for product warranty	1,057	1,081	1,789	2,899
Cost of warranty claims	(876)	(995)	(2,266)	(2,893)
Balance at end of period	$7,552	$8,392	$7,552	$8,392
6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of September 28, 2024 (in thousands):

Period	Future Minimum Lease Payments
Remainder of 2024	$1,186
2025	4,564
2026	1,693
2027	1,262
2028 and thereafter	1,051
Total future minimum lease payments	9,756
Less imputed interest	(587)
$9,169

As of September 28, 2024, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$4,374
Operating leases	4,795
$9,169

The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $3.1 million and are included in the table above.
The weighted average discount rate for the Company’s operating leases as of September 28, 2024 was 4.9%. The weighted average remaining lease term as of September 28, 2024 was 2.8 years.
For the three and nine months ended September 28, 2024, rent expense was $1.2 million and $3.5 million, respectively. For the three and nine months ended September 30, 2023, rent expense was $1.2 million and $3.6 million, respectively. Cash paid within operating cash flows for operating leases was $3.4 million for the nine months ended September 28, 2024 and September 30, 2023 for each respective period.
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
The Company has from time to time, and subject to certain conditions, reimbursed certain suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that greatly exceed actual demand. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. The estimated excess and obsolete component liabilities related to manufacturing and engineering change orders, termination of manufacturing partners and other factors are included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets, because the corresponding component parts have not been received or paid for by the Company. The Company records the related charges in “Cost of revenue” in its Condensed Consolidated Statements of Comprehensive Income (Loss).
As of September 28, 2024 and December 31, 2023, the Company had approximately $142.1 million and $176.3 million, respectively, of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs.
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
7. Stockholders’ Equity
2019 Equity Incentive Award Plan
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, are eligible to receive awards under the 2019 Equity Incentive Award Plan (the “2019 Plan”). The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards and dividend equivalents to eligible individuals. As of September 28, 2024, there were 2.9 million shares available for issuance under the 2019 Plan.
During the three months ended September 28, 2024, time-based stock option awards exercisable for up to an aggregate of 7,000 shares of common stock were granted with a grant date weighted-average exercise price of $37.68 per share. During the nine months ended September 28, 2024, time-based stock option awards exercisable for up to an aggregate of 0.4 million shares of common stock were granted with a grant date weighted-average exercise price of $34.43 per share. These stock option awards vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter over an additional three years.
In February 2024, performance-based stock option awards exercisable for up to an aggregate of 2.4 million shares of common stock were granted to certain Company executives with a grant date exercise price of $34.26 per share and divided into two plans, with the first plan accounting for 75% of the total shares granted and the second plan accounting for 25% of the total shares granted. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net operating income for 2024 (collectively, the “2024 Performance Targets”) during the one-year performance period. These performance-based stock option awards will vest, subject to certification by the Compensation Committee of the Company’s Board of Directors upon the achievement of the 2024 Performance Targets, as to 25% of the shares of common stock earned on the one year anniversary of the date of grant, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. For the first plan, if the non-GAAP net operating income target and the bookings target are each achieved below 80% of target, no shares would be awarded, and the performance-based stock option awards would be forfeited in full. If either target is achieved at the minimum threshold of 80% of target, then the shares are awarded at 75% of the granted shares, with an increasing percentage of shares awarded above the minimum thresholds up to 120% of the granted shares for each target. Each target result is then weighted by 50% and the combined total determines the percent of target shares. The maximum combined award is 100%. For the second plan, if the bookings target is achieved below 90% of target, the performance-based stock option awards would be forfeited in full. If the target is achieved at the minimum threshold of 90% of target, then the shares are awarded at 75% with an increasing percentage of shares awarded above the minimum thresholds up to 100% of the granted shares. The maximum award is 100%. The probability of meeting a portion of the performance conditions related to these performance-based stock option awards was assessed to be probable as of September 28, 2024, and stock-based compensation expense of $1.9 million was recognized for the three months ended September 28, 2024. For the nine months ended September 28, 2024, stock-based compensation expense of $4.7 million was recognized.
During the three months ended September 28, 2024, 55,000 shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $13.31 per share. During the nine months ended September 28, 2024, 0.3 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $9.66 per share. As of September 28, 2024, unrecognized stock-based compensation expense of $60.7 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 1.9 years.
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
The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of September 28, 2024, there were 4.2 million shares available for issuance under the ESPP. During the nine months ended September 28, 2024, 0.3 million shares were purchased under the ESPP. As of September 28, 2024, unrecognized stock-based compensation expense of $1.2 million related to the ESPP is expected to be recognized over a remaining service period of 0.4 years.
The NQ ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their eligible recurring compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The NQ ESPP provides quarterly offering periods from February 8th through May 7th, May 8th through August 7th, August 8th through November 7th and November 8th through February 7th of each year, with a maximum of 0.25 million shares allocated per purchase period. The maximum number of shares of common stock currently authorized for issuance under the NQ ESPP is 7.5 million shares. As of September 28, 2024, there were 2.5 million shares available for issuance under the NQ ESPP. During the nine months ended September 28, 2024, 0.8 million shares were purchased and issued. As of September 28, 2024, unrecognized stock-based compensation expense of $13.5 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 0.9 years.

Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cost of revenue	$770	$734	$2,113	$2,314
Sales and marketing	4,630	4,333	13,672	13,818
Research and development	4,783	4,245	13,695	13,417
General and administrative	6,188	6,714	19,206	20,541
	$16,371	$16,026	$48,686	$50,090
Income tax benefit recognized	$2,688	$2,578	$8,114	$9,685
Stock Repurchase Program
The Company maintains a common stock repurchase program. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases depends on prevailing stock prices, general economic and market conditions and other considerations consistent with the Company’s capital allocation strategy. The repurchase program does not obligate the Company to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. No shares were purchased during the three months ended September 28, 2024. For the nine months ended September 28, 2024, the Company purchased 0.1 million shares of common stock for $3.7 million at an average price per share of $32.87. As of September 28, 2024, the remaining balance under the current authorizations was $109.9 million.
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
The following is a summary of revenue disaggregated by geographic region based upon the location of the customers (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
United States	$187,080	$235,128	$579,873	$695,491
Americas ex U.S.	6,573	7,414	20,760	26,280
Europe	5,588	19,377	19,161	46,483
Middle East & Africa	1,476	1,740	4,806	5,888
Asia Pacific	228	176	794	717
	$200,945	$263,835	$625,394	$774,859
Contract Asset
Contract assets include amounts recognized as revenue prior to the Company’s contractual right to bill the customer. Amounts are billed in accordance with the agreed-upon contractual terms. Contract assets were $3.4 million as of September 28, 2024 as compared to $4.7 million as of December 31, 2023, and are included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The Company expects to bill 28% of the September 28, 2024 balance during 2024.
Contract Liability
Deferred revenue was $50.9 million, $54.2 million and $61.5 million as of September 28, 2024, June 29, 2024 and December 31, 2023, respectively. The decrease in the deferred revenue balance for the three and nine months ended September 28, 2024 was driven by $13.2 million and $25.8 million of revenue recognized that was included in the deferred revenue balance at the beginning of each respective period and a trend to move to monthly from annual billing arrangements. This was partially offset by cash payments received or due in advance of satisfying the Company’s performance obligations.

Revenue allocated to remaining performance obligations (“RPOs”) represents contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods but excludes variable consideration where the monthly invoicing is based on usage or where actual usage exceeds the minimum commitment. RPOs were $295.7 million as of September 28, 2024, and the Company expects to recognize as revenue 37% of this amount over the next 12 months and nearly all of the remainder over the two years thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of September 28, 2024 and December 31, 2023, the unamortized balance of deferred commissions was $13.8 million and $12.0 million, respectively. For the three and nine months ended September 28, 2024, the amount of amortization was $2.3 million and $6.4 million, respectively, compared to $1.7 million and $4.6 million for the three and nine months ended September 30, 2023, respectively. There was no impairment loss in relation to the costs capitalized for these periods.
Concentration of Customer Risk
No customer accounted for more than 10% of the Company’s revenue for the three and nine months ended September 28, 2024 and September 30, 2023.
One customer represented 14% of the Company’s total receivables and one customer represented 12% of accounts receivable as of September 28, 2024. Two customers represented 19% and 14% of the Company’s accounts receivable as of December 31, 2023.
9. Income Taxes
The following table presents income taxes and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Income (loss) before income taxes	$(7,792)	$18,143	$(16,006)	$43,781
Income taxes (benefit)	$(3,824)	$1,190	$(4,183)	$7,857
Effective tax rate	49.1%	6.6%	26.1%	17.9%
The Company’s income taxes for the three and nine months ended September 28, 2024 and September 30, 2023 were determined using an estimated effective tax rate adjusted for discrete items that occurred during the respective periods. The Company’s effective tax rate for the three and nine months ended September 28, 2024 and September 30, 2023 differed from the statutory federal corporate tax rate of 21% primarily due the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of U.S. federal research tax credits, excess tax benefits from stock-based compensation and the U.S. tax impact of foreign operations.
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
The Company maintained a valuation allowance of $29.3 million for the three and nine months ended September 28, 2024, compared to $29.9 million for the three and nine months ended September 30, 2023, on certain U.S. federal and state deferred tax assets that the Company believes are not more likely than not to be realized in future periods. During the three months ended September 28, 2024, the Company released a valuation allowance of $0.6 million related to foreign tax credits that the Company expects to utilize prior to expiration.
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
10. Net Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Net income (loss)	$(3,968)	$16,953	$(11,823)	$35,924
Denominator:
Weighted-average common shares outstanding used to compute basic net income (loss) per share	66,078	66,288	65,700	66,201
Effect of dilutive common stock equivalents	—	3,291	—	3,443
Weighted-average common shares outstanding used to compute diluted net income (loss) per share	66,078	69,579	65,700	69,644
Net income (loss) per common share:
Basic net income (loss) per common share	$(0.06)	$0.26	$(0.18)	$0.54
Diluted net income (loss) per common share	$(0.06)	$0.24	$(0.18)	$0.52
Potentially dilutive shares excluded, weighted average	12,294	4,958	12,004	4,022
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
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue for the nine months ended September 28, 2024, or that we expect may impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty, incurrence of retrofit costs, amortization of intangibles, support fees for silicon-related development work for our products, changes in trade policies, allowances for obligations to our suppliers and inventory write-downs. In addition, we periodically ship by air versus by ocean in order to meet delivery commitments to our customers, which is more costly. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
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

Inventory Valuation and Supplier Purchase Commitments
Inventory, which primarily consists of finished goods purchased from CMs or ODMs, is stated at the lower of cost (determined by the first-in, first-out method) and net realizable value. Inbound shipping costs and tariffs are included in the cost of inventory. In addition, from time to time, we procure component inventory primarily as a result of manufacturing discontinuation of critical components by suppliers. Furthermore, as a result of the global pandemic-induced supply chain challenges and supply assurance plans, we have purchased, and may continue to purchase, excess components from our suppliers and consign components back to our suppliers to be consumed on future finished good builds.
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
We also evaluate our supplier purchase commitments and record a liability for excess and obsolete components consistent with the valuation of our excess and obsolete inventory and future production requirements. For example, during the fourth quarter of 2023, we wrote down excess and obsolete inventory and accrued a liability for components at suppliers primarily related to a pivot in customer demand to our newer all-platform model from our older legacy product family.
Actual demand may differ from forecasted demand and may have a material effect on gross profit. If inventory is written down, a new cost basis is established that cannot be increased in future periods.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the nine months ended September 28, 2024 as compared with the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2023 that are significant or expected to be significant to us.
Results of Operations
Comparison of the Three and Nine Months Ended September 28, 2024 and September 30, 2023
Revenue
The following table sets forth our revenue by customer size (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Variance in Dollars	Variance in Percent	September 28, 2024	September 30, 2023	Variance in Dollars	Variance in Percent
Large	$9,739	$26,020	$(16,281)	(63)%	$37,840	$81,003	$(43,163)	(53)%
Medium	24,070	41,559	(17,489)	(42)%	76,323	119,239	(42,916)	(36)%
Small	167,136	196,256	(29,120)	(15)%	511,231	574,617	(63,386)	(11)%
	$200,945	$263,835	$(62,890)	(24)%	$625,394	$774,859	$(149,465)	(19)%
Our revenue decreased by $62.9 million and $149.5 million for the three and nine months ended September 28, 2024, respectively, as compared to the corresponding periods in 2023. The decrease in revenue in the large- and medium-customer segment was primarily due to a small set of significant customers that slowed purchases while we believe they reevaluate their investment priorities. The decrease in revenue in the small-customer segment was primarily due to what we believe were delayed purchasing decisions of our appliances as our customers evaluated and prepared for various government stimulus programs and customers adjusting their purchases due to our shortened lead times.

For the three and nine months ended September 28, 2024, United States revenue was $187.1 million and $579.9 million, or 93% and 93% of our revenue, compared to $235.1 million and $695.5 million, or 89% and 90% of our revenue for the same periods in 2023. International revenue was $13.9 million and $45.5 million, or 7% of our revenue, for both the three and nine months ended September 28, 2024, as compared to $28.7 million and $79.4 million, or 11% and 10% of our revenue, for the same periods in 2023. The decrease in international revenue for the three and nine months ended September 28, 2024, as compared to the same periods in 2023, was mainly due to lower shipments to Europe and to a lesser extent the Americas outside the United States.
No customer accounted for more than 10% of the Company’s revenue for the three and nine months ended September 28, 2024 and September 30, 2023.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Variance in Dollars	Variance in Percent	September 28, 2024	September 30, 2023	Variance in Dollars	Variance in Percent
Gross profit	$110,047	$140,549	$(30,502)	(22)%	$340,227	$405,070	$(64,843)	(16)%
Gross margin	54.8%	53.3%			54.4%	52.3%
Gross profit decreased to $110.0 million and $340.2 million for the three and nine months ended September 28, 2024, from $140.5 million and $405.1 million during the corresponding periods in 2023. These decreases were mainly due to the corresponding decreases in revenue. The increase in gross margin of 150 and 210 basis points for the three and nine months ended September 28, 2024, respectively, compared to the corresponding periods in 2023, was primarily related to a mix shift of hardware sales towards small customers, which generally have higher gross margins, from large- and medium-sized customers and to the continued growth in our licenses, cloud and managed services as well as being a greater percentage of our total revenue.
Operating Expenses
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Variance in Dollars	Variance in Percent	September 28, 2024	September 30, 2023	Variance in Dollars	Variance in Percent
Sales and marketing expenses	$52,301	$52,356	$(55)	—%	$158,436	$158,817	$(381)	—%
Percent of revenue	26%	20%			25%	20%
Sales and marketing expenses for the three months ended September 28, 2024 decreased by $0.1 million compared with the corresponding period in 2023 primarily due to decreases in personnel expenses of $1.0 million and outside services of $0.4 million. These decreases were partially offset by increases in marketing expenses of $0.7 million, travel expenses of $0.4 million and stock-based compensation of $0.3 million.
Sales and marketing expenses for the nine months ended September 28, 2024 decreased by $0.4 million compared with the corresponding period in 2023 primarily due to decreases in personnel expenses of $1.9 million and outside services of $0.8 million. These decreases were partially offset by increases of marketing expenses of $1.9 million and depreciation and amortization of $0.6 million.
For the three and nine months ended September 28, 2024, sales and marketing expenses as a percentage of revenue increased to 26% from 20% and 25% from 20%, respectively, due to lower revenue compared to the same periods in 2023. We expect our investments in sales and marketing will be relatively flat in absolute dollars, except for our annual Calix ConneXions Innovation and Customer Success conference held during the fourth quarter, in the short-term as we look to land new customers and expand our platform, cloud and managed services.

Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Variance in Dollars	Variance in Percent	September 28, 2024	September 30, 2023	Variance in Dollars	Variance in Percent
Research and development expenses	$45,467	$46,963	$(1,496)	(3)%	$134,012	$135,477	$(1,465)	(1)%
Percent of revenue	23%	18%			21%	17%
Percentage of gross profit	41%	33%			39%	33%
Research and development expenses for the three months ended September 28, 2024 decreased by $1.5 million as compared with the corresponding period in 2023 mainly due to decreases in personnel expenses of $2.2 million, prototypes and test equipment expenses of $1.2 million and outside services of $0.3 million. These decreases were partially offset by increases in depreciation and amortization of $1.2 million and stock-based compensation of $0.5 million.
Research and development expenses for the nine months ended September 28, 2024 decreased by $1.5 million as compared with the corresponding period in 2023 mainly due to decreases in prototypes and test equipment expenses of $3.6 million, outside services of $1.7 million and personnel expenses of $0.5 million. These decreases were partially offset by increases in depreciation and amortization of $3.2 million and stock-based compensation of $0.3 million.
For the three and nine months ended September 28, 2024, research and development expenses as a percentage of revenue increased to 41% from 33% and 39% from 33%, respectively, due to lower revenue compared to the same periods in 2023. We expect our investments in research and development to remain relatively flat in absolute dollars in the short term as we seek to expand the functionality and capabilities of our platform, cloud and managed services.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Variance in Dollars	Variance in Percent	September 28, 2024	September 30, 2023	Variance in Dollars	Variance in Percent
General and administrative expenses	$23,175	$25,301	$(2,126)	(8)%	$72,063	$73,100	$(1,037)	(1)%
Percent of revenue	12%	10%			12%	9%
General and administrative expenses for the three months ended September 28, 2024 decreased by $2.1 million as compared with the corresponding period in 2023 mainly due to decreases in professional services expenses of $1.2 million, stock-based compensation of $0.5 million and personnel expenses of $0.4 million.
General and administrative expenses for the nine months ended September 28, 2024 decreased by $1.0 million as compared with the corresponding period in 2023 mainly due to decreases in professional services expenses of $2.0 million and stock-based compensation of $1.3 million. These decreases were partially offset by an increase in personnel expenses of $1.7 million.
For the three and nine months ended September 28, 2024, general and administrative expenses as a percentage of revenue increased to 12% from 10% and 12% from 9%, respectively, due to lower revenue compared to the same periods in 2023. We expect our general and administrative investments to be fairly constant in absolute dollars in the near term and potentially decline as a percentage of revenue over time in relation to anticipated longer-term increased revenue.

Interest and Other Expense, net
The following table sets forth our interest and other expense, net (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Variance in Dollars	Variance in Percent	September 28, 2024	September 30, 2023	Variance in Dollars	Variance in Percent
Interest and other expense, net	$3,104	$2,214	$890	40%	$8,278	$6,105	$2,173	36%
Percent of revenue	2%	1%			1%	1%
Interest and other expense, net increased by $0.9 million and $2.2 million as compared with the corresponding periods in 2023 mainly due to a higher rate of interest earned on our cash, cash equivalents and marketable securities as well as a larger cash and marketable securities balance.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Variance in Dollars	Variance in Percent	September 28, 2024	September 30, 2023	Variance in Dollars	Variance in Percent
Income taxes (benefit)	$(3,824)	$1,190	$(5,014)	(421)%	$(4,183)	$7,857	$(12,040)	(153)%
Effective tax rate	49.1%	6.6%			26.1%	17.9%
For the three and nine months ended September 28, 2024, our income tax benefit was $3.8 million and $4.2 million for an effective tax rate of 49.1% and 26.1%, respectively, which differed from the statutory rate of 21% primarily due to the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of U.S. federal research tax credits, excess tax benefits from stock-based compensation and the U.S. tax impact of foreign operations. The effective tax rates for the three and nine months ended September 28, 2024 are lower than the similar periods in 2023 primarily as a result of negative pre-tax earnings with a relatively consistent level of non-deductible expenses offset by lower excess tax benefits from stock-based compensation.
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
Liquidity and Capital Resources
For the past few years, we have funded our operations and investing activities from cash flow generated from our operations as our business has grown and became profitable and issuance of common stock under our equity incentive plans. As of September 28, 2024, we had cash, cash equivalents and marketable securities of $287.6 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government and its agency securities, corporate debt securities and commercial paper.
Operating Activities
Net cash provided by operating activities was $53.0 million for the nine months ended September 28, 2024 and consisted of a net loss of $11.8 million offset by non-cash charges of $49.1 million and cash flow increases of $15.7 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $48.7 million and depreciation and amortization of $14.8 million partially offset by deferred income taxes of $10.4 million and the net accretion of available-for-sale securities of $4.0 million.
Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in accounts receivable of $40.8 million and inventory of $32.4 million, both in line with our revenue decline, and a decrease in prepaid expenses and other assets of $7.7 million mainly due to a decrease in supplier deposits. These changes were partially offset by a decrease in accrued liabilities of $42.6 million relating to various factors including a decrease in our liability for components, a decrease in incentive compensation related accruals and the settlement of a legal matter; a decrease in accounts payable of $11.8 million due to decreased inventory purchases; and a decrease in deferred revenue of $10.6 million primarily due to the recognition of previously deferred revenue and a trend to move customers to monthly from annual billing arrangements.

Net cash provided by operating activities was $41.3 million for the nine months ended September 30, 2023 and consisted of net income of $35.9 million and non-cash charges of $63.4 million offset by cash flow decreases of $58.0 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $50.1 million and depreciation and amortization of $12.2 million. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $48.5 million mainly due to advanced payments to supply chain partners, an increase in prepaid taxes and reclassification of contract assets from deferred revenue; a decrease in accounts payable of $19.8 million related to the timing of vendor payments; and a decrease in accrued liabilities of $3.8 million due to the payout of incentive compensation and payments related to our 2023 Calix ConneXions Innovation and Customer Success conference. These changes were partially offset by a decrease in accounts receivable of $13.1 million, mainly due to increased linearity of shipments in the third quarter of 2023 resulting in higher collections in the quarter.
Investing Activity
For the nine months ended September 28, 2024, cash used in investing activities of $75.9 million consisted of net purchases of marketable securities of $63.0 million and capital expenditures of $12.9 million, consisting primarily of purchases of test and computer equipment.
For the nine months ended September 30, 2023, cash provided by investing activities of $38.5 million consisted of net maturities of marketable securities of $52.4 million and capital expenditures of $13.9 million, consisting primarily of purchases of test and computer equipment and software.
Financing Activities
Net cash provided by financing activities of $21.7 million for the nine months ended September 28, 2024 primarily consisted of proceeds from the issuance of common stock related to our equity plans of $25.4 million partially offset by repurchases of our common stock of $3.7 million.
Net cash used in financing activities of $23.3 million for the nine months ended September 30, 2023 primarily consisted of purchases of our common stock of $42.4 million and payments related to a financing arrangement of $7.6 million. This was partially offset by proceeds from the issuance of common stock related to our equity plans of $26.7 million.
Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, normal recurring trade payables, compensation-related and expense accruals, operating leases and revenue-share obligations. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. Furthermore, we have a common stock repurchase program, which had $109.9 million available as of September 28, 2024. Our stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.
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
Contractual Obligations and Commitments
Our principal commitments as of September 28, 2024 consisted of contractual obligations under non-cancelable outstanding purchase obligations and operating lease obligations for office space. The following table summarizes our contractual obligations as of September 28, 2024 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$252,198	$123,507	$85,887	$40,641	$2,163
Operating lease obligations (2)	9,756	4,681	3,710	1,365	—
	$261,954	$128,188	$89,597	$42,006	$2,163

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of September 28, 2024, we had cash, cash equivalents and marketable securities of $287.6 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities because of changes in interest rates.
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
Our operating expenses are incurred primarily in the United States and Canada (Canadian Dollar, or CAD), in China associated with our research and development operations that are maintained there, in India for our center of excellence and in the United Kingdom for our international sales and marketing activities. Our operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. The percentages of our operating expenses denominated in the following currencies for the indicated periods were as follows:

	Nine Months Ended
	September 28, 2024	September 30, 2023
USD	86%	88%
RMB	6%	5%
INR	4%	2%
CAD	3%	3%
GBP	1%	2%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, INR, CAD and GBP, our operating expenses for the first nine months of 2024 would have decreased or increased by approximately $5.2 million, or approximately 1%.

Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 28, 2024 was a net translation gain of $0.2 million. This gain is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive income (loss).”
Transaction Exposure
We have certain assets and liabilities, primarily accounts receivable and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain assets denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to two months. As of September 28, 2024, we had no forward contracts outstanding. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Condensed Consolidated Statements of Comprehensive Income (Loss). During the nine months ended September 28, 2024, the net loss we recognized related to these foreign currency denominated assets and liabilities was approximately $0.4 million.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of September 28, 2024, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
Particular risks associated with management of our global supply chain operations include the following:
•Manufacturing constraints, shortages and other disruptions. We do not have internal manufacturing capabilities and rely solely on a small number of contract manufacturers, or CMs, and original design manufacturers, or ODMs, to manufacture and supply our products. Our business operations and ability to supply our products are highly dependent upon our ability to secure adequate third-party manufacturing capabilities and capacity and to effectively manage those third parties to meet our business needs. Our dependence solely on third-party manufacturers makes us vulnerable to possible supply and capacity constraints and reduces our control over manufacturing disruptions due to component availability, extended lead times delivery schedules, quality, manufacturing yields and increased costs. Some of these risks occur from time to time in our business. If these disruptions and constraints are prolonged, or if these manufacturers do not have the ability or business continuity plans to fulfill their obligations to us, our business could be disrupted. If we cannot effectively manage our vendors or if we fail to invest adequate resources to manage our supply chain operations, our ability to meet customer orders and generate revenue may be negatively impacted. A substantial portion of our manufacturing is done at facilities outside of the U.S., largely in Asia, which presents increased supply risk, including the risk of supply interruptions, delays, shortages or reductions in manufacturing quality or controls. In addition, these supply interruptions, delays and shortages could impair our ability to meet our customer requirements, require us to pay higher prices or incur expedite fees, which would harm our business and negatively impact our gross margin and results of operations. Our international manufacturing also creates risks and uncertainties associated with regulatory changes or government actions such as local business requirements, trade restrictions and tariffs, economic sanctions or related legislation, which may complicate our export and import activities, be disruptive to the operations of our manufacturers and logistics partners or result in higher product and shipping costs and variability of supply. For example, in 2022, substantially all our silicon suppliers extended their lead times and increased prices. While we do not expect prices to decrease, many silicon suppliers have reduced their lead-times. However, lead times remain extended relative to pre-pandemic levels. Manufacturing in Asia further heightens our risk of meeting customer delivery requirements as we rely upon third-party logistics companies to transport and import significant volumes of products to the U.S. where we generate a substantial majority of our revenue. These supply chain risks are further increased by periodic shipping backlogs at ports and similar disruptions to transportation infrastructure.
•Limited sources and sole-sourced supply. We are dependent upon sole-source or limited-source suppliers for some key product components such as chipsets and certain of our application-specific integrated circuit processors and resistor components, including certain components sourced solely through suppliers located in China and other Asian countries. Any of these suppliers could stop producing our components, raise the prices they charge us, be subject to higher product tariffs, epidemics or other conditions that disrupt their operations, cease operations or enter into exclusive arrangements with our competitors, consequently affecting our operations and results. For example, we have experienced disruptions in our supply of certain components that we source from suppliers in China and other Asian countries due to production disruptions, factory closures and longer lead times for components and from uncertainty around trade and tariff policies between the U.S. and China, which has caused delays in our product supply. Being dependent upon a limited number of suppliers constrains our ability to mitigate these disruptions in our supply chain, particularly if such disruptions are prolonged. This may adversely affect our ability to obtain components and materials needed to manufacture our products at acceptable prices or at all. These risks would adversely affect our ability to meet scheduled product deliveries to our customers, increase costs and in turn harm our business and results of operations.
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
•Ability to forecast and manage inventory liability with vendors. We have experienced increases in demand from many customers, in part as a result of higher consumer demand for better internet services and improved Wi-Fi. If we underestimate product demand from our customers, our manufacturers may have inadequate component inventory to meet our demand. If we are not able to adequately anticipate demand, this could interrupt our product manufacturing, increase our cost of revenue associated with expedite fees and air freight and/or result in delays or cancellation of customer orders. If we are unable to deliver products timely to our customers, we may lose customer goodwill or our customers may choose to purchase from other vendors, all of which may have a material negative impact on our revenue and operating results. If we overestimate our product demand, our third-party manufacturers may purchase excess components and build excess inventory, and we could be required to pay for these excess parts or products and their storage costs. For example, as of September 28, 2024, we had inventory deposits totaling $66.8 million to address excess components owned by our CMs and ODMs. Long lead times for component supply, which may be exacerbated by higher demand for certain components, and demand for our products has and is expected to continue to impact our ability to accurately forecast our production requirements. We may incur liabilities for certain component inventory purchases that have been rendered excess or obsolete, which may have an adverse effect on our gross margin, financial condition and results of operations. For example, during the fourth quarter of 2023, we incurred a charge of $28.7 million to write down excess and obsolete inventory and accrued a liability for components at suppliers primarily related to the wind down of our legacy product family that existed before our shift to an all-platform model.
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
We operate our Oracle enterprise resource planning, or ERP, system on Oracle’s cloud platform and our software billing application on Salesforce.com. With these implementations, we are highly dependent upon Oracle and Saleforce.com to host, manage and maintain our ERP system and supporting applications. Any disruptions to their business or processes, or delays in their ability to provide services to us, may in turn disrupt our business operations or increase costs. Furthermore, we receive quarterly system updates and enhancements on the cloud platform according to Oracle’s release timeline and change management processes, which if not managed properly may disrupt our business operations and delay our ability to process transactions and produce reports necessary to conduct our business. We are highly dependent upon our ERP system for critical business functions, including order processing and management, supply chain and procurement operations, financial planning, accounting and reporting; accordingly, protracted disruption in functionality or processing capabilities of the ERP system could materially impair our ability to process transactions timely or produce accurate financial statements on a timely basis. If our systems suffer prolonged interruption, our results of operations and cash flows would be adversely affected.
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
We sell to BSPs, including U.S.-based independent operating companies, or IOCs, which rely significantly upon interstate and intrastate access charges and federal and state subsidies in the form of grants and other funding, such as the Federal Communications Commission’s, or FCC’s, Rural Digital Opportunity Fund, the CARES Act Enhanced Alternative Connect America Cost Model, or the American Rescue Plan Act. The FCC and some states may change such payments and subsidies, which could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as U.S. Department of Agriculture’s Rural Utility Service or the U.S. Department of Commerce National Telecommunications and Information Administration’s, or NTIA’s, Broadband Equity, Access and Deployment, or BEAD, Program loans and grants, to finance capital spending. These government-supported loan programs and grants generally include conditions such as deployment criteria, domestic preference provisions and other requirements that apply to the project and selected equipment as conditions for funding. For example, the U.S. government passed The Infrastructure Investment Jobs Act, which charged the NTIA with establishing the BEAD Program and ensuring that BEAD-funded infrastructure projects comply with the Buy America Domestic Content Procurement Preference, or Buy America Preference, of the Build America, Buy America Act, or BABA. In accordance with BABA, the U.S. Department of Commerce has proposed to issue a limited, general applicability, nonavailability waiver of the Buy America Preference to recipients of Federal financial assistance under the NTIA’s BEAD Program. Changes to the terms or administration of these programs, including uncertainty from government and administrative change, increasing focus on domestic requirements by the U.S. that may require re-assessment of compliance, potential funding limitations that impact our ability to meet program requirements or delays due to U.S. federal government shutdowns could reduce the ability of IOCs to access capital or secure funding under these programs to purchase our products and services and thus reduce our revenue opportunities. In addition, compliance with these requirements may significantly increase our record-keeping, accounting and production costs. As a result of these risks, the domestic content requirements may have a material adverse impact on our U.S. sales, business and results of operations. Customers may curtail purchases if they receive less funding than planned, are negatively impacted by federal government shutdowns or changes in government regulations and subsidies, or as funding winds down, any of which could have an adverse effect on our operating results and financial condition.
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
Geopolitical issues, such as the Russian invasion of Ukraine, armed conflict in the Middle East, relations between the U.S. and China, tariff and trade policy changes, and increasing potential of conflict involving countries in Asia that are critical to our supply-chain operations, such as Taiwan and China, have resulted in increasing global tensions and create uncertainty for global commerce. In addition, inflation in the U.S. has affected businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn, and our platform and services are perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending. Sustained or worsening of global economic conditions and geopolitical issues may increase our cost of doing business, materially disrupt our supply chain operations, cause our customers to reduce or delay spending and intensify pricing pressures. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, demand for our products, and our business, financial condition and results of operations, could be adversely affected.
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
For example, in the U.S., certain states have adopted privacy and security laws and regulations which govern the privacy, processing and protection of personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the U.S. Most of the new or proposed laws include restrictions on processing consumer information for targeted advertising, which could negatively affect our marketing cloud products. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. If we are subject to or affected by the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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

The General Data Protection Regulation, or EU GDPR, adopted by the European Union, or EU, and the UK General Data Protection Regulation, or UK GDPR, adopted by the United Kingdom, or UK, (the EU GDPR and UK GDPR hereinafter referred to as the GDPR) and national data protection supplementing laws in these jurisdictions impose specific duties and requirements upon companies that are subject to their provisions and collect, process or control personal data of individuals. Although we currently do not have material operations or business in the EU or the UK, we are in the process of expanding in these jurisdictions, and we have incurred and will continue to incur substantial costs in this respect. Furthermore, the GDPR imposes significant penalties for noncompliance which can amount to the greater of €20 million (for the EU GDPR) or £17.5 million (for the UK GDPR) or 4% of the total worldwide annual turnover of the preceding financial year; thus, any non-compliance with the GDPR could result in a material adverse effect on our business, financial condition and results of operations.
The EU GDPR and UK GDPR regulate cross-border transfers of personal data out of the European Economic Area, or the EEA, and the UK. There is currently legal complexity and uncertainty regarding international personal data transfers, and we expect this to continue. In particular, we expect the European Commission approval of the current EU-US Data Privacy Framework for data transfers to certified entities in the United States to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers further develops, our business, operations and financial condition could be adversely affected and we could suffer additional costs, complaints and/or regulatory investigations or fines. We may also have to stop using certain tools and vendors and make other operational changes. Further, our customers may not use our services in a manner that is compliant with applicable data privacy laws and regulations and our services may not be competitive in certain markets.
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
While our working capital needs to support our business operations and growth have been funded from operating cash flows and through issuance of our common stock under our equity incentive plans, we may need additional capital if our current plans and assumptions change. If our financial position deteriorates, we may not be able to secure a source of financing to support our working capital needs on acceptable terms or at all. If future financings involve the issuance of equity securities, our then-existing stockholders will suffer dilution. If we raise debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. If we are unable to obtain and sustain operating income and positive cash flows from operations, our liquidity, results of operations and financial condition may be adversely affected. Furthermore, if we are unable to generate sufficient cash flows to support our operational needs, we may need to cease our common stock repurchase program or seek additional sources of liquidity, including borrowings, to support our working capital needs, even if we believe we have generated sufficient cash flows to support our operational needs. There is no assurance that any other sources of liquidity may be available to us on acceptable terms or at all. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit our development activities, reduce our investment in growth initiatives and institute cost-cutting measures, all of which would adversely impact our business and growth.

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
We have a common stock repurchase program of which $109.9 million was available as of September 28, 2024. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with our capital allocation strategy. Stock repurchases could have an impact on our common stock trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.
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
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
We maintain a common stock repurchase program. No shares were purchased during the three months ended September 28, 2024.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended September 28, 2024, no director or officer of the Company (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Carl Russo, Chairman of the Board of Directors of the Company, is Trustee of The Crescentico Trust U/A DTD 09/06/1999. On May 3, 2024, The Crescentico Trust adopted a Rule 10b5-1 trading arrangement (the “10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The 10b5-1 Plan allows for the sale of up to 100,000 shares of Common Stock, at market prices, commencing August 2024, and continuing until April 2025.

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

CALIX, INC. (Registrant)

Date: October 29, 2024	By:	/s/ Michael Weening
Michael Weening
President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2024	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)