Form 10-K
period 2024-12-31
CALIX, INC
filed 2025-02-21
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange on June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,510 million. Shares held by each executive officer, director and by each other person (if any) who owns more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 10, 2025, the number of shares of the registrant’s common stock outstanding was 66,689,039.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2024 annual report and definitive proxy statement for its 2025 annual meeting of stockholders are incorporated by reference in Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III.

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
Forward-looking statements involve a number of risks, uncertainties and assumptions, and actual results or events may differ materially from those projected or implied in those statements. Important factors that could cause such differences include:

•	our ability to predict our revenue and reduce and control costs related to our products or service offerings;
•	fluctuations in our gross margin;
•	our ability to manage our relationships with our third-party vendors, including contract manufacturers, or CMs, original design manufacturers, or ODMs, logistics providers, component suppliers and development partners;
•	our ability to forecast our manufacturing requirements and manage our inventory;
•	supply chain constraints and cost increases for components, shipping and logistics;
•	our dependence on sole-, single- and limited-source suppliers, some of which are located primarily or solely in China, and other factors;
•	our ability to build and sustain an adequate and secure information technology infrastructure;
•	the quality of our products, including any undetected hardware and software defects or software bugs;
•	our ability to ramp sales and achieve market acceptance of our new products and broadband experience providers’, or BEPs’, willingness to deploy our new products;
•	the capital spending patterns of BEPs, and any decrease or delay in capital spending by BEPs due to macro-economic conditions, regulatory uncertainties or other reasons;
•	the impact of government-sponsored programs on our customers and the impact to our customers of a United States, or U.S., government shutdown;
•	our ability to develop new products or enhancements that support technological advances and meet changing BEP requirements;
•	the length and unpredictability of our sales cycles and timing of orders;
•	our lack of long-term, committed-volume purchase contracts with our customers;
•	intense competition and our ability to increase our sales to larger BEPs globally;
•	our exposure to the credit risks of our customers;
•	the interoperability of our products with BEP networks;
•	our ability to estimate future warranty obligations due to product failure rates;
•	our products’ compliance with industry standards;
•	our ability to expand our international operations;
•	our ability to protect our intellectual property, or IP, and the cost of doing so;
•	our ability to obtain necessary third-party technology licenses at reasonable costs;
•	the regulatory and physical impacts of climate change and other natural events;
•	the attraction and retention of qualified employees and key management personnel; and
•	our ability to maintain proper and effective internal controls.
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

PART I

ITEM 1.    Business
Company Overview
Calix was founded in 1999. We develop, market and sell our appliance-based platform, cloud and managed services that enable service providers of all types and sizes to innovate and transform their businesses. For our customers to successfully become Broadband Experience Providers, or BEPs, of the future, they require actionable data for critical business functions such as network operations, customer engagement and service. However, this data is often trapped in disparate systems or departmental silos. Our platform, which includes Calix Cloud, Intelligent Access, and Unlimited Subscriber, gathers, analyzes and applies machine learning to deliver real-time insights seamlessly to each key business function. Our customers utilize these data and insights to simplify network operations, customer engagement and service and innovate for their consumer, business and municipal subscribers with a growing portfolio of SmartLife managed service experiences that grow their businesses and the communities they serve. This partnership enables BEPs to grow their brand through increased subscriber acquisition, loyalty and revenue while reducing their operating costs.
This is our mission: to enable BEPs of all sizes to simplify, innovate and grow.
We believe our platform offers a competitive edge to BEPs at a critical time of increasing competition. With the increase in both private and public funding of broadband access, we anticipate at least two fiber-to-the-home providers vying for subscribers in every market. These providers have a choice: become a speed provider focused on offering the fastest speeds at the lowest price, or become an experience provider focused on delivering innovative, value-added services that improve the lives of their subscribers. Our platform enables these service providers to build next generation networks and offer higher-value managed service experiences that enable them to grow revenue, increase subscriber loyalty and monetize their network investments for generations.
BEPs, who embrace our platform, understand this competitive threat and that their brand’s central position in the home, the business and the town is their most valuable strategic asset. As such, they must protect and expand continually. Our Intelligent Access network solution and Unlimited Subscriber solution are designed to allow BEPs to simplify their businesses and reduce operating costs, while launching innovative new services in a matter of days and weeks instead of months and years. Our role-based cloud enables BEP teams, such as marketing, operations or customer support, to leverage real-time behavioral analytics to anticipate the subscriber’s needs, whether they are in the home, roaming across the town or managing a small business. Our platform is built to enable BEPs to quickly and easily deploy a growing portfolio of SmartLife™ managed services to connect entire communities. Embracing this strategy enables BEPs to establish themselves as essential technology innovators that are enabling their communities to grow and thrive.
The BEPs’ teams can utilize insights from Calix Cloud to offer new and innovative services to those subscribers who have the propensity to buy, thereby growing revenue as they deliver a connected experience at significantly lower operating costs. This also enables them to build their brand and value proposition around innovation and subscriber experience. As a result, many of Calix’s BEP customers have experienced improved customer satisfaction scores, minimal churn and significant revenue growth. To expand our reach in the market, we will continue to pursue strategic technology and distribution relationships that align with BEPs’ strategic priorities. At the same time, we offer our Calix Success Services along with a growing portfolio of award-winning market activation resources that provide BEPs with best practices and programs to strengthen and grow their brands with their subscribers, thereby increasing subscriber loyalty and opportunities to grow their subscriber bases.
Strategy Overview
Our strategy is to position Calix as the key partner providing a broadband delivery platform (cloud, software and systems) and managed services to enable and facilitate the transformation of BEP networks and the residential, community and business network experience in order to innovate for all of their subscribers. Most BEPs will require transformation of their business and operations to become an essential provider of data-driven, high-value managed services to their subscribers. The principal elements of our strategy are:
Starting with the data – The principal way we gather, analyze and deliver actionable insights for BEPs is via Calix Cloud. Our role-based Calix Cloud enables critical functions within a BEP’s business, such as marketing, operations and support, to leverage real-time data to continually understand and optimize the experience for their subscribers.
Building and evolving our platform – Our product strategy centers on our strategic platform. Our platform simplifies BEPs’ businesses by delivering intelligence and automation across the entire subscriber facing network – from the data center edge to the subscriber’s devices. Our strategy is to continually augment and extend our platform with features and services directly or through partners to allow our BEP customers to deliver cutting-edge services to their subscribers.
Engaging directly with BEP customers – We continue to invest in our direct sales capabilities so that we can engage deeply with our customers to help them understand the differentiable value that our platform provides. As we deploy new solutions, we are building the expertise of our team by adding specialized resources in areas such as marketing, cloud and network operations. Our direct model is complemented with selective programs for our channel partners, who have established local market expertise and have demonstrated the ability to generate new market opportunities and support sales of cutting-edge technologies for BEPs.
Expanding customer footprint across our total addressable opportunity – Our total addressable opportunity includes service providers of any type and size, including local and competitive exchange carriers, cable multiple system operators, or cable MSOs, wireless internet service providers, or WISPs, fiber overbuilders such as municipalities, electric cooperatives, tribal communities, multiple dwelling units and hospitality providers. For the past four years, we have averaged adding over 90 new customers per year purchasing directly or through our partners. Our diverse and growing customer footprint is a critical source of our future growth as we expand our portfolio and sell additional components of our platform and managed services to both new and existing customers. Our platform enables us to expand our total addressable opportunity and recurring revenue streams by allowing us to address the needs of not only traditional wireline-focused service providers, but also emerging service providers. As such, we intend to continue to engage emerging providers that are creating entirely new customer segments, including fiber overbuilders, utilities and municipalities. We will also continue to pursue service provider segments where there is an opportunity to grow our current share, such as cable MSOs, large traditional wireline-focused service providers and international markets.
Extending portfolio of Calix services – Our Success team supports our customers as they define their transformation strategies, build new skills, implement new technologies and deploy new subscriber services. Calix Success’ capabilities address our customers’ entire network and service delivery lifecycle. These services allow our customers to benefit directly from our deep expertise working with service providers of all types and sizes to optimize their operations and leverage our advanced analytics to improve the operational efficiency of their teams.
Pursuing strategic relationships – We will continue to pursue strategic technology and distribution relationships that help us align with our customers’ strategic priorities. We continue to invest to provide technical synergy across the ecosystems that support our customers’ most critical business processes through our partner program. By adding new solutions to our platform ecosystem, we significantly enhance the value that our platform delivers to our customers. In addition, we are continuing to expand our relationships with organizations that help our customers plan and execute in-market. Examples of these partners are Conexon, LLC, ePlus Technology, Inc., BroadEngagement (Refindable LLC business) and GOCare™ (NuTEQ Solutions, LLC business).
Product Overview
Our product strategy centers on increasing the market adoption of two fundamental components:
1.Our Calix Platform, which consists of:
•Calix Cloud®, which comes in three role-base editions: Calix Engagement Cloud, Calix Operations Cloud and Calix Service Cloud.
•Calix Intelligent Access™ our network solution for automated, intelligent next generation networks.
•Calix Unlimited Subscriber™ our premises solution for subscriber managed services.
2.Our SmartLife™ managed service offerings, which consist of:
•SmartHome™ managed services and applications to enhance, operate and secure the connected experience of subscribers in their home, including managed Wi-Fi, advanced content control, network security, connected cameras, social media monitoring for kids and device protection programs.
•SmartTown® managed services that reimagine community Wi-Fi as a ubiquitous, secure and managed experience across a BEP’s footprint by making their town a SmartTown. By leveraging residential and small business Wi-Fi systems combined with strategically deployed outdoor Wi-Fi access points, BEPs can serve subscribers, schools, municipalities, organizations, planned communities, parks, marinas and more. These opportunities open new markets and relationships with the public sector to reduce reliance on and augment 5G LTE fixed wireless access.
•SmartBiz™ managed services that address the business networking and productivity needs of small business owners with an all-in-one solution that increases staff productivity, secures critical business systems and enhances customer loyalty.

•SmartMDU™ managed services provide purpose-built, flexible connectivity solutions for multi-family properties of any type, enabling service providers and property owners to exceed resident expectations with a simple, secure, personalized and efficient managed Wi-Fi solution.
•ManagedBiz™ is a cloud-managed network security and connectivity solution tailored for large businesses with complex information technology use cases, featuring a security and routing appliance, multi-layer network security and seamless management via the Calix Broadband Platform.
Each subscriber managed service is complemented by real-time subscriber insights via Calix Engagement Cloud, Calix Operations Cloud offerings and Calix Service Cloud, which are configurable to display role-based insights for general management, marketing, support, operations and engineering staff. These insights enable BEPs to anticipate and target new revenue-generating services and applications through our mobile application, CommandIQ® for residents and CommandWorx™ for businesses. Our Calix Cloud enables simple integrations with other market-leading workflow solutions for marketing (including Facebook, Mailchimp, Constant Contact and HubSpot), support ticketing solutions and operations support systems and business support systems.
The SmartLife™ managed services are built on the Calix platform and fully integrated with our GigaSpire® and GigaPro® family of Wi-Fi systems to be ready for deployment as a complete subscriber experience solution for a BEP’s residential subscribers, business subscribers and community networks. Calix customers are evolving their go-to-market strategies to go beyond marketing broadband speed by delivering valuable managed services built on top of their Wi-Fi offerings. This unique portfolio gives them more opportunities to provide differentiated services to their subscribers and grow their revenue.
Our access network solutions redefine the access edge of the network by simplifying its architecture and operations. Our platform’s access network component is implemented in our E-Series family of modular, non-blocking systems, enabling BEPs to meet a wide variety of deployment scenarios. our customers can consolidate multiple access network elements into a single system using specialized software modules that add functionality and remove complexity, thereby reducing the total cost of ownership and the time to market for new services. We offer a range of training, professional and success services to assist BEPs in every domain of network management from strategy to deployment and management.
These offerings are sold independently and offer unique entry points for new customers, who are partnering with Calix to transform their businesses. Moreover, an increased segment of our customer base is leveraging all components of our platform and managed services in an end-to-end strategy to simplify their businesses, innovate for their subscribers and grow the value that they deliver for their consumer, business and municipal subscribers.
Finally, to support these managed services, we offer market activation resources and customer support programs through our Success organization to enable BEP teams to quickly deploy, manage and monetize each service that they provide to subscribers. These resources include marketing content that can be easily customized with on-line tools, training programs and success services.
Customers
We market and sell our platform (cloud, software and systems) and managed services to service providers of all types and sizes. To date, we have focused primarily on service providers in the North American market. Our customers span all sizes of broadband subscriber count from a few subscribers to more than eleven million. We currently have approximately 1,600 active service provider customers, purchasing directly and through partners, to deploy passive optical, Active Ethernet or point-to-point Ethernet access networks or subscriber premise systems. Our service provider customers include: ALLO Communications, LLC; Connect Holding II LLC (dba Brightspeed); CityFibre Holdings Limited; Conexon Connect, LLC; Cox Communications, Inc.; Highline; Hunter Communications; ICS Advanced Technologies; Jade Communications, LLC; New Visions Communications, Inc.; Rally Networks; South Central Telephone Association, Inc.; Tombigbee Electric Power Association and Tombigbee Fiber, LLC and Verizon Communications Inc.
The U.S. Federal government has approved programs, totaling more than $60 billion, to fund broadband and connectivity expansion across the rural parts of the U.S. Calix has a dedicated team of funding specialists, assisting customers and prospects with the most up-to-date information on broadband funding opportunities as they are introduced and personalized strategies to maximize their grants to support their growth.

We classify service providers into large, medium and small based on the number of broadband subscribers they serve. Large service providers are those with wide geographic footprints and broadband subscribers of 2.5 million or more. Medium service providers also operate typically within a wide geographic footprint but are smaller in scale with broadband subscribers that range from 250,000 to 2.5 million. Small service providers consist primarily of over 1,000 predominantly local independent operating companies, or IOCs, typically focused on a single community or a cluster of communities. They include a growing number of municipalities, cable MSOs, electric cooperatives, fiber overbuilders, tribal entities and WISPs. These entities range in size from a few subscribers to 250,000 broadband subscribers.
No customer represented more than 10% of revenue in 2024, 2023 or 2022. Sales to customers outside the U.S. represented 8% of our revenue in 2024 and 9% of our revenue in 2023 and 2022. Our sales outside the U.S. have been and are currently predominantly to customers in the Americas and Europe.
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
Research and Development
Continued investment in research and development is critical to our business. We have made significant investments in our product portfolio, and we intend to continue to dedicate significant resources to research and development to develop, enhance and deliver new platform features and capabilities, including investments in innovative technologies that support our business strategy. Our research and development team is composed of engineers with expertise in software and cloud platforms, optics, wireless technologies and systems engineering. Our research and development team is responsible for designing, developing and enhancing our platform, cloud and managed services, performing product and quality assurance testing and ensuring the compatibility of our products with third-party hardware and software products. Increasingly, our engineers are focused on enhancements to our cloud and software platform components. Our teams of engineers currently remain concentrated in San Jose and Petaluma, California; Nanjing, China; Bangalore, India; Minneapolis, Minnesota and Richardson, Texas. We also outsource a portion of our software and cloud development to domestic and international third parties and depend on these partners to meet our development plans.
Manufacturing and Supply Chain
We rely on CMs, ODMs and third-party logistics partners for the supply and distribution of our products. The global supply chain organization oversees these third parties to source and procure materials, manufacture and deliver products. This organization includes order management, planning, sourcing, logistics, test and manufacturing engineers, and new product introduction personnel. We integrate our supply chain management and new product introduction activities with those outsourced to third parties. Relationships with and reliance on these third parties allow us to improve new product introduction time, conserve working capital, reduce product costs and minimize delivery lead times while maintaining product quality and scaling quickly to handle increased order volume. We continue to qualify and utilize additional vendors for various portions of the supply chain as needed.
Sustainability
We operate with a “sustainable by design” approach, integrating sustainability practices and goals into our business. Product planning incorporates consideration for improvements in energy efficiency, product durability and recyclability. Our human capital management emphasizes employee engagement and talent development. Supply chain management includes adherence to our supplier code of conduct, transparent tracking of sustainability goals and the importance of using different suppliers. We track our enterprise greenhouse gas emissions and report them via our website.
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
We compete with several companies within the markets that we serve, and we anticipate that competition will intensify. Vendors with which we may compete include: ADTRAN Holdings, Inc.; Ciena Corporation; CommScope Holding Company, Inc.; eero/Ring (Amazon companies); Harmonic Inc.; Huawei Technologies Co., Ltd.; Google Nest (a Google company); Nokia Corporation; Plume Design, Inc. and Ubiquiti Inc. In various geographic or vertical markets, there are also several smaller companies with which we may compete. As we expand into adjacent markets and expand our platform, cloud and managed services offerings, we expect to encounter new competitors. Many of our competitors have the financial resources to offer competitive products at a below market price, which could prevent us from competing effectively.
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
As of December 31, 2024, we held 114 U.S. patents and 50 pending U.S. and international patent applications. U.S. patents generally have a term of twenty years from filing. The remaining terms on our individual patents vary from less than a year to seventeen years. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent.
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
Human Capital
We employed 1,820 employees globally as of December 31, 2024 with 1,013 employees located in the U.S. and 807 outside of the U.S., primarily in Canada, China and India. Except for one employee located in France and subject to customary local collective bargaining arrangements, we do not have any employees represented by a labor union with respect to their employment with us. We have not experienced any work stoppages and consider our relations with our employees to be good. We consider our talent to be very important to our operations and execution of our business strategy as well as the overall success of our business. As such, we invest significant management attention, time and resources to attract, engage, develop and retain our talent. Our talent strategy focuses on our culture and core values, our talent programs and the overall well-being and safety of our talent.
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
Business and Operational Risks
If we do not successfully execute our business strategy to increase our sales to new and existing Broadband Experience Providers, or BEPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted.
Our growth depends upon our ability to increase sales to existing and new service providers of all types and sizes, and the execution of our strategy to increase sales to BEPs involves significant risk. The majority of our revenue is not recurring, and our customers generally have no committed purchase requirements, may cancel orders or cease purchasing our products at any time. If our customers stop purchasing our products for any reason, our business and results of operations would be harmed. If we are unable to increase our sales to new and existing BEPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted. Our strategy includes investing in regional sales teams and select channel partners to sell to smaller regional broadband service providers. A large portion of our current sales are to customers with smaller regional networks and limited capital expenditure budgets. The spending patterns of many of these customers are generally less formal than larger service providers and often characterized by small and sporadic purchases, and the potential revenue from any one of these customers is limited. We rely primarily on channel partners, including value added resellers, internationally and for certain U.S. markets. We face fierce competition for business with key channel partners. If we are unable to engage channel partners, we may fail to grow our sales, or our sales may be reduced. Furthermore, we rely on our channel partners to promote and sell our products. The loss of a key channel partner or the failure of our partners to provide adequate services could have a negative effect on customer satisfaction and could cause harm to our business.
Our selling efforts to larger broadband service providers require substantial investments of technical, marketing and sales resources through lengthy equipment qualification and sales cycles without any assurance of generating sales. We may be required to invest in costly upgrades to meet more stringent performance criteria and interoperability requirements, develop new customer-specific features or adapt our products to meet required standards. We have invested and expect to continue to invest considerable time, effort and expenditures, including investment in product research and development, related to these opportunities without any assurance that our efforts will result in revenue.
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
We materially depend upon third-party vendors for our complex global supply-chain operations, including for services to develop, design and source components and materials as well as manufacture, transport and deliver our products. If any of these vendors stop providing their services, for any reason, we would have to obtain similar services from other sources, which may not be available on commercially reasonable terms, if at all. We also have limited control over disruptions that may occur at the facilities of those providers, such as supply interruptions, labor shortages, strikes, shipping backlogs at ports and similar disruptions to transportation infrastructure, design and manufacturing failures, quality control issues, systems failures or facility closures arising from pandemics, natural disasters, terrorist attacks or acts of war. In addition, switching development firms or manufacturers could delay the manufacture and availability of products and/or require us to re-qualify our products with our customers, which would be costly and time-consuming. Any interruption in the development, supply or distribution of our products would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher costs, which would negatively impact our gross margin and operating results and harm our business.
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
•Ability to forecast and manage inventory liability with vendors. We have experienced increases in demand from many customers, in part as a result of higher consumer demand for better internet services and improved Wi-Fi. If we underestimate product demand from our customers, our manufacturers may have inadequate component inventory to meet our demand. If we are not able to adequately anticipate demand, this could interrupt our product manufacturing, increase our cost of revenue associated with expedite fees and air freight and/or result in delays or cancellation of customer orders. If we are unable to deliver products timely to our customers, we may lose customer goodwill or our customers may choose to purchase from other vendors, all of which may have a material negative impact on our revenue and operating results. If we overestimate our product demand, our third-party manufacturers may purchase excess components and build excess inventory, and we could be required to pay for these excess parts or products and their storage costs. For example, as of December 31, 2024, we had inventory deposits totaling $62.6 million to address excess components owned by our CMs and ODMs. Long lead times for component supply, which may be exacerbated by higher demand for certain components, and demand for our products has and is expected to continue to impact our ability to accurately forecast our production requirements. We may incur liabilities for certain component inventory purchases that have been rendered excess or obsolete, which may have an adverse effect on our gross margin, financial condition and results of operations.
Cyberattacks or other security incidents that disrupt our or our third-party providers’ operations or compromise data, may expose us to liability, harm our reputation or otherwise adversely affect our business.
We rely on our own and third-party hardware, software, technology infrastructure, data centers, digital networks and online sites and services for both internal and customer-facing operations that are critical to our business, or collectively, IT Systems. In addition, as part of our business operations, we collect, store, process, use and/or disclose information, including sensitive data relating to our business, our business partners and our customers, and personal information about individuals such as our employees and our customers’ subscribers, or collectively, Confidential Information. We process Confidential Information to operate our business, including in connection with the provision of our cloud services and by relying on our and our providers’ IT Systems. We also engage third-party providers to support various internal functions, such as human resources, finance, information technology and electronic communications, as well as the development and delivery of our customer-facing products and cloud services, which includes collecting, handling, processing and/or storage of data on our behalf. These internal and external functions involve an array of software and systems, including cloud-based, that enable us to conduct, monitor and/or protect our business, operations, systems and information technology assets. Our cloud-based solutions enable us to host our customers’ subscriber data in third-party data centers.
We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error and, as a result of malicious code embedded in open-source software, bugs, misconfigurations or exploited vulnerabilities in software or hardware that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services. Threat actors could steal Confidential Information related to our business, products, employees, customers and our customers’ subscribers; hold data ransom; and/or disrupt our systems and services or those of our supply chain partners, vendors, customers or others. We expect cybersecurity attacks and security breaches to accelerate in the future, including sophisticated supply chain attacks. As we and our third-party providers continue to increase our reliance on virtual environments and communications systems and cloud-based solutions to support our work-from-anywhere culture and overall business needs, our exposures to third-party vulnerabilities and security risks also increase. Because threat actors are increasingly sophisticated and aggressive, our efforts may be inadequate to prevent, detect or recover from future attacks due, for example, to the increased use by attackers of tools and techniques (including artificial intelligence) that are specifically designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We may also experience security breaches that may remain undetected for an extended period.
We and certain of our third-party providers have been subject to cyberattacks and other security incidents, and we expect such attacks and incidents to continue in varying degrees. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Accordingly, while to date no cybersecurity incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. A cyberattack or incident that affects the confidentiality, integrity or availability of our IT Systems or Confidential Information could result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Even if we and our third-party providers allocate, implement and manage reasonable security and data protection measures, we could still experience significant data loss, unauthorized data disclosure or a breach of our IT Systems, products or those of our third-party providers (for example, data centers) that materially impact our business. The continued growth of our cloud-based platform and managed services portfolio and increased reliance on third-party development partners and third-party software and cloud-based solutions increases the likely risks arising from security breaches or data loss. Any data loss or compromise of our systems that collect and process personal information (including personal information of our customers’ subscribers), or third-party data centers where that personal information is stored, could result in loss of confidence in the security of our offerings and loss of customers or customer goodwill. Further, security incidents could subject us to obligations under privacy and data security laws and regulations around the world (including to notify governmental authorities, regulatory bodies and/or affected individuals), lead to liability given the increasing development of such strict laws and regulations, increase the risk of litigation and governmental or regulatory investigation, require us to notify our customers or other counterparties in relation to such incidents, damage our reputation and adversely affect our business, financial condition, operating results and cash flows. Although we maintain insurance that may apply to cybersecurity risks and liabilities, there can be no guarantee that any or all costs or losses incurred will be partially or fully insured or that we will be able to procure applicable insurance in the future on reasonable terms or at all.
If we do not successfully increase our sales through adoption of our platform, cloud and managed service offerings, our operating results, financial condition, cash flows and long-term growth may be negatively impacted.
We have platform, cloud and managed service offerings that are early in their product life cycles and subject to uncertain market demand. If our customers are unwilling to adopt these new offerings, install our new products or deploy our new services, or if we are unable to achieve market acceptance of our products and platform, our business and financial results may be harmed. Moreover, adoption of our platform, cloud and managed service offerings is dependent upon the success of our customers in investing, marketing, selling and deploying broader services to their subscribers, and our ability to differentiate our products from competing or substitutive product and service offerings. For example, our SmartLifeTM managed services include managed Wi-Fi, network security, parental controls and an ecosystem of services from partners, including Arlo and Bark. However, if subscriber demand for such services does not grow as expected or declines, or our customers are unable or unwilling to invest in our platform to deploy and market these services, demand for our products may not grow at rates as we anticipate.
Changing market and customer requirements may adversely affect the valuation of our inventory as well as our supplier purchase commitments.
Customer demand for our products can change rapidly in response to market and technology developments. We may, from time to time, adjust inventory valuations downward or end of life certain of our products in response to our assessment of our business strategy as well as consideration of demand from our customers for specific products or product lines. We also periodically evaluate our supplier purchase commitments, which increased significantly due to extended lead-times during the global pandemic. While our purchase commitments have normalized, the effect of those purchase decisions are still impacting our balance sheet through component inventory and inventory deposits with suppliers. We record a liability for excess and obsolete components based on our estimated future demand for our products, potential obsolescence of technology and product life cycles. If we fail to accurately plan our inventory levels, which becomes more challenging as component lead times increase, we may have to increase write offs for excess or obsolete inventory, or accrue additional liabilities for component inventory held by our suppliers, both of which could have a material adverse effect on our financial condition and results of operations.
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
Our products, including our platform (cloud, software and systems) and SmartLifeTM managed services, are highly technical and, when deployed, are critical to the operation of many networks. Our products have contained and are subject to defects, bugs or security vulnerabilities, which risks may be exacerbated as we continue to expand our cloud and software portfolio and include services from third-party partners. Some defects in our products may only be discovered after a product has been installed and used by customers and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty and retrofit costs, any of which could adversely affect our business, operating results and financial condition. In addition, we are subject to claims for security and data breach, product liability, tort or breach of warranty. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

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
We increasingly rely on technology licensed from third parties for our products and platform solutions. We may not be able to secure or maintain necessary technology licenses from these third parties on commercially reasonable terms or at all. Third parties may also choose to not renew licenses with us, demand unreasonable license fees or cease to offer technologies that we require. The inability to obtain necessary third-party licenses or to secure reasonable license terms at a cost acceptable to us could harm the competitiveness of our products and solutions, result in lost revenue and adversely affect our operating results. For example, we may be forced to forego product features or platform offerings, including features and offerings we believe are critical to our strategy, accept substitute technology of lower quality or performance standards or incur higher costs, or the time-

to-market of our products or product features could be delayed. Furthermore, our ability to utilize third-party technology may be disrupted by disputes over IP rights, including claims of IP infringement, which could prevent us from offering or selling the products that utilize the disputed technology and adversely affect our operating results.
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
Macroeconomic and Industry Risks
Our business depends upon the capital spending patterns and decisions of BEPs, and any decrease or delay in capital spending by BEPs due to the timing and availability of capital and other causes would reduce our revenue and harm our business.
Demand for our products depends on the magnitude and timing of capital spending by BEPs as they construct, expand, upgrade and maintain their access networks as well as BEPs’ adoption of our platform and managed services. Capital spending is cyclical in our industry, sporadic among individual BEPs and can change on short notice, which gives us little visibility into changes in spending behavior in any particular quarter. Capital spending for network infrastructure projects could be delayed or canceled in response to factors outside our control, such as reduced consumer spending, challenging capital markets or declining liquidity trends. BEP spending is also affected by reductions in budgets, including as a result of a general economic downturn, delays in purchasing cycles, access to or timing of government funding programs or capital markets, and seasonality and delays in capital allocation decisions. Historically, our customers may spend less or have less deployments in the first quarter due to pending annual budgets or, in certain regions, due to weather conditions that inhibit outside fiber deployment, resulting in weaker demand for our products in the first quarter. Softness in demand in any of our customer markets, including due to macroeconomic conditions beyond our control or uncertainties associated with regulatory reforms, has and could in the future lead to unexpected decline or slowdown in customer capital expenditures. Further, BEPs may pursue capital investment in network technologies other than those offered by us or may choose not to adopt our products and platform solutions in their networks. Reductions in capital expenditures by BEPs would have a material negative impact on our revenue and results of operations and slow our rate of revenue growth. As a consequence, our results for a particular period may be difficult to predict, and our prior results are not necessarily indicative of results in future periods.
Government-sponsored programs and U.S. federal government shutdowns could impact the timing and buying patterns of BEPs, which may cause fluctuations in our operating results.
We sell to broadband service providers and BEPs, including U.S.-based independent operating companies, or IOCs, which rely significantly upon interstate and intrastate access charges and federal and state subsidies in the form of grants and other funding, such as the Federal Communications Commission’s, or FCC’s, Rural Digital Opportunity Fund, the CARES Act Enhanced Alternative Connect America Cost Model, or the American Rescue Plan Act. The FCC and some states may change such payments and subsidies, which could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as U.S. Department of Agriculture’s Rural Utility Service or the U.S. Department of Commerce National Telecommunications and Information Administration’s, or NTIA’s, Broadband Equity, Access and Deployment, or BEAD, Program loans and grants, to finance capital spending. These government-supported loan programs and grants generally include conditions such as deployment criteria, domestic preference provisions and other requirements that apply to the project and selected equipment as conditions for funding. For example, the U.S. government passed The Infrastructure Investment Jobs Act, which charged the NTIA with establishing the BEAD Program and ensuring that BEAD-funded infrastructure projects comply with the Buy America Domestic Content Procurement Preference, or Buy America Preference, of the Build America, Buy America Act, or BABA. In accordance with BABA, the U.S. Department of Commerce has issued a limited, general applicability, nonavailability waiver of the Buy America Preference to recipients of Federal financial assistance under the NTIA’s BEAD Program. Notwithstanding this waiver, certain of our products will be required to meet BABA domestic content requirements to enable certain customers to qualify for grant funding under the BEAD Program. Any failure of such products to meet BABA domestic content requirements would result in those products being ineligible for purchase and use by certain customers under the BEAD Program, and could result in lost sales, lost business opportunity, breach of warranty claims, and damage to our reputation and customer relationships.

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
Geopolitical issues, such as the Russian invasion of Ukraine, armed conflict in the Middle East, relations between the U.S. and China, tariff and trade policy changes, and increasing potential of conflict involving countries in Asia that are critical to our supply-chain operations, such as Taiwan and China, have resulted in increasing global tensions and create uncertainty for global commerce. New or increased tariffs and other changes in U.S. trade policy, including new sanctions, could trigger retaliatory actions by affected countries. In addition, inflation in the U.S. has affected businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn, and our platform and services are perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending. Sustained or worsening of global economic conditions and geopolitical issues may increase our cost of doing business, materially disrupt our supply chain operations, cause our customers to reduce or delay spending and intensify pricing pressures. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, demand for our products, and our business, financial condition and results of operations, could be adversely affected.
We face intense competition that could reduce our revenue and adversely affect our financial results.
The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our ability to compete successfully depends on a number of factors, including our ability to successfully develop new products and solutions that anticipate BEP and market requirements and changes in technology and industry standards; BEP acceptance and adoption of our products and solutions; our ability to differentiate our products from our competitors’ offerings based on performance, features, cost-effectiveness or other factors; our product capabilities to meet customer network requirements and preferences; and our success in marketing and selling our products and platform solutions.
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
Although we have not had a greater-than-10%-of-revenue customer in the past four years, a large portion of our sales has been, and in the future may be, to a limited number of customers. Changes in the broadband service provider market, such as financial difficulties, spending cuts or corporate consolidations that impact purchasing decisions by these customers have and may again negatively impact our revenue, and as a result, revenue from such customers may remain flat or decline. There are no assurances that the demand for our products will remain strong from our key customers, and any decrease or delay in purchases of any of our key customers, particularly if prolonged or sustained, or our inability to grow our sales with them, may have a material negative impact on our revenue and results of operations.
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
Our industry is characterized by rapid technological advancements, and if we fail to develop new products or enhancements that meet changing BEP requirements, we could experience lower sales.
Our industry is characterized by rapid technological change, changing needs of BEPs, evolving industry standards and frequent introductions of new products and platform offerings. We invest significant amounts to pursue innovative technologies that we believe will be adopted by BEPs. For example, we have invested and plan to continue to invest resources in our platform offerings. In addition, on an ongoing basis, we expect to reposition our product and service offerings and introduce new offerings as we encounter rapidly changing BEP requirements and increasing competitive pressures. If we cannot increase sales of our new platform and services, keep pace with rapid technological developments to meet customer needs and compete with evolving standards or if the technologies we choose to invest in fail to meet customer needs or are not adopted by customers in the timeframes that we expect, our financial condition and results of operations would be adversely affected.
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
The timing of our revenue is difficult to predict. Our sales efforts often involve educating broadband service providers about the use and benefits of our platform (cloud, software and systems) and managed services, and the desirability of transforming into a BEP. BEPs typically undertake a significant evaluation process, which frequently involves not only our platform and managed services, but also those of our competitors and results in a lengthy sales cycle. Sales cycles for larger customers are relatively longer and require considerably more time and expense. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. The timing of revenue related to sales of products and services that have installation requirements may be difficult to predict due to interdependencies that may be beyond our control, such as new customer testing and turn-up protocols or other vendors’ products, services or installations of equipment upon which our products and services rely. Such delays may result in fluctuations in our quarterly revenue. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, we may not achieve our revenue forecasts, and our financial results would be adversely affected.

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
For example, in the U.S., certain states have adopted privacy and security laws and regulations which govern the privacy, processing and protection of personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the CCPA) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete and correct their personal information or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the U.S. Most of the new or proposed laws include restrictions on processing consumer information for targeted advertising, which could negatively affect our marketing cloud products. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. If we are subject to or affected by the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
The EU GDPR and UK GDPR regulate cross-border transfers of personal data out of the European Economic Area, or the EEA, and the UK. There is currently legal complexity and uncertainty regarding international personal data transfers, and we expect this to continue. In particular, we expect the European Commission approval of the current EU-US Data Privacy Framework for data transfers to certified entities in the U.S. to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers further develops, our business, operations and financial condition could be adversely affected and we could suffer additional costs, complaints and/or regulatory investigations or fines. We may also have to stop using certain tools and vendors and make other operational changes. Further, our customers may not use our services in a manner that is compliant with applicable data privacy laws and regulations and our services may not be competitive in certain markets.
We and/or our customers are also subject to evolving EU and UK privacy laws on cookies, tracking technologies, e-marketing and electronic communications. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of marketing activities conducted on behalf of our customers, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In addition, new security regulations, such as the EU’s Network and Information Security 2 Directive (NIS2) and its EU Member State transpositions, and the UK’s Telecommunications (Security) Act 2021 together with its implementing regulations impose further security obligations, including on electronic communications networks and services. We may be required to implement (and contractually commit to) additional security measures to remain a competitive vendor, as customers will need to ensure their vendors are able to meet the obligations that they are themselves subject to, or customers may choose different vendors due to our security measures. This could result in additional costs and require operational changes which could adversely affect our business, operations and financial condition.
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
Our products are subject to a significant number of domestic and international standards, which evolve as new technologies are developed and deployed. As we expand into new global markets, we are likely to encounter additional standards. Our products must comply with these standards in order to be widely marketable. In some cases, we are required to obtain certifications or authorizations before our products can be introduced, marketed or sold in new markets or to new customers. For example, our ability to maintain Operations System Modification for Intelligent Network Elements certification for our products will affect our ongoing ability to continue to sell our products to large broadband service providers. In addition, our ability to expand our international operations may be limited by standards in countries or may require us to redesign our products or develop new products to meet local standards. We may not be able to design our products to comply with local requirements, which would impede or prevent our ability to grow our business in those locations. Moreover, as we expand our business and operations globally, we must increase investments to maintain compliance with evolving standards across all of our markets. The costs of complying with evolving standards or failure to obtain timely authorizations or certification could prevent us from selling our products where these standards or regulations apply, which would result in lower revenue and lost market share.
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
Many of our customers are subject to state and federal regulation of their businesses, and adoption of regulations that affect providers of broadband Internet access services could impede the penetration of our customers into certain markets. For example, the FCC has jurisdiction over many of our U.S. customers, and FCC regulatory policies that create disincentives for investment in access network infrastructure or impact the competitive environment in which our customers operate may harm our business. Moreover, various international regulatory bodies have jurisdiction over certain of our customers outside the U.S. Changes in any of these standards, laws and regulations, or judgments in favor of plaintiffs in lawsuits against broadband service providers based on changed standards, laws and regulations could adversely affect the development of broadband networks and services. This, in turn, could directly or indirectly adversely impact the industries in which our customers operate.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management or our Board of Directors. These provisions include: (i) a classified Board of Directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our Board of Directors; (ii) no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; (iii) the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors; (iv) the ability of our Board of Directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer; (v) a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; (vi) the requirement that a special meeting of stockholders may be called only by the chairman of the Board of Directors, the chief executive officer or the Board of Directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and (vii) advance notice procedures that stockholders must comply with in order to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us. We are also subject to certain anti-takeover provisions under Delaware law, which prohibits a corporation, in general, from engaging in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the Board of Directors has approved the transaction.
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
We have a common stock repurchase program of which $102.9 million was available as of December 31, 2024. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with our capital allocation strategy. Stock repurchases could have an impact on our common stock trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.
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
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF, and the MITRE ATT&CK® framework. This does not imply that we meet any particular technical standards, specifications or requirements, only that we use the NIST CSF and MITRE ATT&CK® as guides to help us identify, assess and manage cybersecurity risks relevant to our business.
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
•a security team principally responsible for managing; (i) our cybersecurity risk assessment processes, (ii) our security controls and (iii) our response to cybersecurity incidents;
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

Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Cybersecurity Committee (the “Committee”) since its formation in 2017 oversight of business continuity, cybersecurity, privacy and other IT risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any significant cybersecurity incidents.
The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also periodically receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our management team, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.
Our Chief Commercial Operations Officer and Chief Product Officer are primarily responsible for assessing and managing our material risks from cybersecurity threats and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Commercial Operations Officer has played a pivotal role in enhancing the Company's cybersecurity frameworks across the enterprise through his experience in risk management and IT governance. He has overseen the implementation of data governance and data protection policies and has been instrumental in fostering a culture of cybersecurity awareness across the organization. Our Chief Product Officer has significantly contributed to the Company's cybersecurity efforts through his experience in product management and development. He has been instrumental in integrating security by design and privacy by design into our products, helping to ensure that cybersecurity is a core component of our product strategy. Collectively, they stay informed about and monitor the prevention, detection, mitigation and remediation of key cybersecurity risks and incidents through various means, which may include briefings with internal and external security team members, threat intelligence and other information obtained from public or private sources and alerts and reports produced by security tools deployed in the IT environment.
Our cybersecurity management team includes our Corporate Vice President, Information Technology, who leads the operational teams responsible for enterprise security, data governance and enterprise incident response and global operations, and our Senior Vice President of Cloud and Engineering operations, who leads the operational teams responsible for product and cloud privacy and security, data governance and product security incident response. Our operational cybersecurity teams are comprised of members with decades of collective experience in IT security systems, tooling, operations and governance; hold various IT security industry certifications and have received specialized cybersecurity training.
ITEM 2.    Properties
We currently lease our corporate headquarters in San Jose, California. In addition to our headquarters site, we lease additional office space in China, India and the U.S. We believe that our facilities are in good condition and are generally suitable to meet our needs for the foreseeable future. We believe that prior to expiration of our current office space leases that we can renew or obtain suitable lease space on commercially reasonable terms for our business needs. In addition, we may continue to seek additional space as needed, and we believe this space will be available on commercially reasonable terms.
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
Number of Common Stockholders
As of February 10, 2025, the approximate number of holders of our common stock was 1,160 (not including beneficial owners of stock held in street name).
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to our 2024 Annual Report to Stockholders, which includes our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders.
Dividends
We have never declared or paid a cash dividend on our common stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We maintain a common stock repurchase program. Our repurchase activity for the three months ended December 31, 2024 was as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	—	$—	—	$109,865
November 1 to November 30	228	30.52	228	102,910
December 1 to December 31	—	—	—	102,910
	228		228
Performance Graph
The following graph shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total returns of the NYSE Composite Index, Russell 2000 Index and the S&P 500 Communications Equipment Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the last five fiscal years ended December 31, 2024. Data for the Russell 2000 Index and S&P 500 Communications Equipment assume reinvestment of dividends. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

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
Overview
We develop, market and sell our appliance-based platform, cloud and managed services that enable service providers of all types and sizes to innovate and transform their businesses. For our customers to successfully transform their businesses into the innovative BEPs of the future, they require actionable data for critical business functions such as network operations, customer support and marketing. However, this data is often trapped in disparate systems or departmental silos. Our platform, which includes Calix Cloud, Revenue EDGE and Intelligent Access EDGE, gathers, analyzes and applies machine learning to deliver real-time insights seamlessly to each key business function. Our customers utilize these insights to simplify network operations, marketing and customer support and innovate for their customers, business and municipal subscribers by delivering a growing portfolio of SmartLife™ managed services and experiences. This enables BEPs to grow their businesses through increased subscriber acquisition, loyalty and revenue and to reduce their operating costs, while creating value for their members, investors and the communities they serve.
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
Our revenue and potential revenue growth will depend on our ability to develop, market and sell our platform and managed services to strategically aligned customers of all types such as WISPs, fiber overbuilders, cable MSOs, municipalities and electric cooperatives in the U.S. and internationally. Our growth is also highly dependent on the speed and willingness of customers to adopt our platform and managed services.
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
Inventory Valuation and Supplier Purchase Commitments
Inventory, which primarily consists of finished goods purchased from CMs or ODMs, is stated at the lower of cost (determined by the first-in, first-out method) and net realizable value. Inbound shipping costs and tariffs are included in the cost of inventory. In addition, from time to time, we procure component inventory primarily as a result of manufacturing discontinuation of critical components by suppliers or a change in suppliers. Furthermore, as a result of the global pandemic-induced supply chain challenges and supply assurance plans, we have purchased, and may continue to purchase, excess components from our suppliers and consign components back to our suppliers to be consumed on future finished good builds.
We regularly monitor inventory on-hand and record write-downs for excess and obsolete inventory. We also evaluate our supplier purchase commitments and record a liability for excess and obsolete components consistent with the valuation of our excess and obsolete inventory and future production requirements. These write-downs and accruals are based on our assumptions of demand for our products and requires significant judgement of relevant factors including a comparison of the quantity and cost of inventory on hand to our estimated forecast of customer demand, current levels of orders and backlog, market conditions, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds our estimated selling price. Factors that could influence management’s assumptions and judgements include changes in economic conditions, competitive dynamics, losing a key customer, changes in our customers’ capital expenditures, government investment programs, technology changes, new product introductions and supply-chain lead times. Actual demand may differ from forecasted demand and may have a material effect on gross profit. If inventory is written down, a new cost basis is established that cannot be increased in future periods.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes, which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid and modifies other income tax-related disclosure requirements. The updated standard is effective for us beginning with its 2025 annual reporting period. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The updated standard is effective for our annual periods beginning in 2027 and interim periods beginning in the first quarter of 2028. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
There have been no other accounting pronouncements or changes in accounting pronouncements that are significant or potentially significant to us.
Results of Operations for Years Ended December 31, 2024 and 2023
Revenue
The following table sets forth our revenue by customer size (dollars in thousands):

	Years Ended December 31,		2024 vs 2023 Change
	2024	2023	$	%
Large	$50,776	$82,627	$(31,851)	(39)%
Medium	123,977	166,820	(42,843)	(26)%
Small	656,765	790,146	(133,381)	(17)%
	$831,518	$1,039,593	$(208,075)	(20)%
Our revenue decreased by $208.1 million, or 20%, during 2024 compared with 2023. The decrease in revenue in the large- and medium-customer segment was primarily due to a small set of significant customers that slowed purchases while we believe they reevaluated their investment priorities. The decrease in revenue in the small-customer segment was primarily due to what we believe were delayed purchasing decisions of our appliances as our customers evaluated and prepared for various government stimulus programs and customers adjusting their purchases due to our shortened lead times.
Our revenue is principally derived in the U.S. Revenue generated in the U.S. represented 92% of revenue in 2024 and 91% in 2023. Our primary focus has been, and in the near term will continue to be, the U.S. and Canada given our large, direct sales and marketing presence and the amount of government stimulus being invested into underserved and not-served areas of these countries. The decrease in international revenue for 2024, as compared to 2023, was mainly due to lower shipments to Europe and to a lesser extent the Americas outside the U.S.
No customer accounted for more than 10% of our revenue for 2024, 2023 or 2022. See Note 11 “Revenue from Contracts with Customers” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more details on concentration of revenue for the years presented.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Years Ended December 31,		2024 vs 2023 Change
	2024	2023	$	%
Gross profit	$453,594	$518,316	$(64,722)	(12)%
Gross margin	54.6%	49.9%
Gross profit decreased by $64.7 million to $453.6 million during 2024 from $518.3 million during 2023. This decrease was mainly due to the corresponding decrease in revenue. Gross margin increased to 54.6% during 2024 from 49.9% during 2023. The increase in gross margin of 470 basis points, compared to the corresponding period in 2023, was primarily related to a charge of $28.7 million that we recorded in the fourth quarter of 2023 as we wrote down obsolete inventory and accrued a liability for components at suppliers primarily associated with our legacy product family that existed before our shift to an all-platform model. Furthermore, there was a mix shift of hardware sales towards small customers, which generally have higher gross margins, from large- and medium-sized customers. Additionally, we continued to experience growth in our licenses, cloud and managed services, which became a greater percentage of our total revenue since the overall decline in revenue was related to our appliance revenue.

Operating Expenses
Sales and Marketing Expenses
Sales and marketing expenses consist of personnel costs, employee sales commissions, marketing programs and events, software tools and travel-related expenses. The following table sets forth our sales and marketing expenses (dollars in thousands):

	Years Ended December 31,		2024 vs 2023 Change
	2024	2023	$	%
Sales and marketing	$217,879	$214,564	$3,315	2%
Percent of revenue	26%	21%
Sales and marketing expenses increased by $3.3 million during 2024 compared to 2023 primarily due to increases in stock-based compensation of $3.9 million, marketing expenses of $0.8 million and travel expenses of $0.6 million. These increases were partially offset by decreases of outside services of $1.2 million and personnel expenses of $0.7 million.
During 2024, sales and marketing expenses as a percentage of revenue increased to 26% from 21% due to lower revenue compared to 2023. We expect our investments in sales and marketing will be relatively flat in absolute dollars in the near term.
Research and Development Expenses
Research and development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations. The following table sets forth our research and development expenses (dollars in thousands):

	Years Ended December 31,		2024 vs 2023 Change
	2024	2023	$	%
Research and development	$179,870	$177,772	$2,098	1%
Percent of revenue	22%	17%
Percent of gross profit	40%	34%
The increase in research and development expenses of $2.1 million during 2024 compared with 2023 was mainly due to increases in depreciation and amortization of $3.0 million, stock-based compensation of $2.1 million, software subscriptions of $1.9 million and personnel expenses of $1.2 million. These increases were partially offset by decreases in prototypes and test equipment expenses of $3.7 million and outside services of $3.5 million as we transition projects from consultants to our own employees.
During 2024, research and development expenses as a percentage of revenue increased to 22% from 17% due to lower revenue compared to 2023. We expect our investments in research and development to remain relatively flat in absolute dollars in the short term as we seek to expand the functionality and capabilities of our platform, cloud and managed services.
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

	Years Ended December 31,		2024 vs 2023 Change
	2024	2023	$	%
General and administrative	$98,879	$100,395	$(1,516)	(2)%
Percent of revenue	12%	10%
The decrease in general and administrative expenses of $1.5 million in 2024 compared to 2023 was mainly due to a decrease in legal costs due to a settlement in 2023 of $3.3 million and lower outside services expenses of $2.9 million. These decreases were partially offset by increases in stock-based compensation of $2.0 million and personnel expenses of $1.6 million.
During 2024, general and administrative expenses as a percentage of revenue increased to 12% from 10% due to lower revenue compared to 2023. We expect our general and administrative investments to be fairly constant in absolute dollars in the near term and potentially decline as a percentage of revenue over time in relation to anticipated longer-term increased revenue.

Interest Income and Other Expense, Net
The following table sets forth our interest income and other expense, net (dollars in thousands):

	Years Ended December 31,		2024 vs 2023 Change
	2024	2023	$	%
Interest income and other expense, net	$11,388	$9,172	$2,216	24%

Interest income and other expense, net increased by $2.2 million in 2024 compared with 2023 mainly due to a higher rate of interest earned on our cash, cash equivalents and marketable securities as well as a larger cash and marketable securities balance.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Years Ended December 31,		2024 vs 2023 Change
	2024	2023	$	%
Income taxes	$(1,899)	$5,432	$(7,331)	(135)%
Effective tax rate	6%	16%
During 2024, our current tax expense was $8.1 million, and our deferred tax benefit was $10.0 million. Our effective tax rate was lower than the federal statutory rate of 21% primarily due to the impact of stock-based compensation, foreign operations, valuation allowance and uncertain tax positions, offset by research and development tax credits and provision to return adjustments.
During 2023, our current tax expense was $6.1 million, and our deferred tax benefit was $0.7 million. Our effective tax rate was lower than the federal statutory rate of 21% primarily due to research and development tax credits and provision to return adjustments, partially offset by the impact of stock-based compensation and uncertain tax positions.
We continue to maintain a valuation allowance of $30.6 million on certain U.S. federal and California state deferred tax assets that we believe are not more likely than not to be realized in future periods.
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
2023 Compared to 2022
For a comparison of our results of operations for the years ended December 31, 2023 and 2022, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024.
Liquidity and Capital Resources
We fund our operations and investing activities primarily through cash flow generated from operations and sales of our common stock. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $297.1 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government securities and commercial paper. This includes $9.1 million of cash primarily held by our foreign subsidiaries. As of December 31, 2024, our liability for taxes that would be payable because of repatriation of undistributed earnings of our foreign subsidiaries to the U.S. was not significant and limited to withholding taxes considering our existing net operating loss carryovers.
The following table presents the cash inflows and outflows by activity during 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Net cash provided by operating activities	$68,400	$56,251
Net cash used in investing activities	(109,530)	(6,245)
Net cash provided by (used in) financing activities	20,897	(65,926)

Operating Activities
Our operating activities provided cash of $68.4 million in 2024 and $56.3 million in 2023. The increase in net cash provided by operating activities during 2024 as compared to 2023 was due primarily to an increase in our net cash inflow resulting from changes in operating assets and liabilities of $70.7 million partially offset by a decrease in our net operating results after adjustment of non-cash charges of $58.6 million. Non-cash charges consisted of stock-based compensation of $70.8 million and depreciation and amortization of $19.6 million partially offset by deferred income taxes of $10.0 million and net accretion of available-for-sale securities of $5.3 million.
In 2024, cash inflows from changes in operating assets and liabilities primarily consisted of decreases in accounts receivable of $46.7 million and inventory of $30.3 million, both due to lower revenue, and a decrease in prepaid expenses and other assets of $11.2 million. These changes were partially offset by a decrease in accrued liabilities of $36.0 million, a decrease in accounts payable of $15.1 million due to the lower inventory purchases and a decrease in deferred revenue of $13.9 million due to a change in billing practices towards monthly versus annual.
Investing Activities
In 2024, net cash used in investing activities of $109.5 million consisted of net purchases of marketable securities of $91.4 million and capital expenditures of $18.1 million, primarily consisting of purchases of test and computer equipment.
Financing Activities
In 2024, net cash provided by financing activities of $20.9 million consisted of the issuance of common stock related to our equity plans of $31.6 million partially offset by purchases of our common stock of $10.7 million.
2023 Compared to 2022
For a discussion of our liquidity and capital resources and our cash flow activities for the years ended December 31, 2023 and 2022, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024.
Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, normal recurring trade payables, compensation-related and expense accruals and operating leases. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. Furthermore, we maintain a common stock repurchase program of which $102.9 million was available as of December 31, 2024. Our stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.
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
Contractual Obligations and Commitments
Our principal commitments as of December 31, 2024 consisted of our contractual obligations under non-cancelable outstanding purchase obligations and operating lease obligations for office space. The following table summarizes our contractual obligations as of December 31, 2024 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$248,739	$129,607	$81,709	$35,951	$1,472
Operating lease obligations (2)	17,374	4,528	5,152	3,544	4,150
	$266,113	$134,135	$86,861	$39,495	$5,622

(1) Represents outstanding purchase commitments to be delivered by our third-party manufacturers or other vendors. See Note 5 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our outstanding purchase commitments related to our third-party manufacturers.

(2) Future minimum operating lease obligations in the table above primarily include payments for our office locations, which expire at various dates through 2033, including our new San Jose headquarters lease that will commence in August 2025. See Note 5 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our operating leases.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $297.1 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government securities, corporate debt and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities because of changes in interest rates.
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
Our operating expenses are incurred primarily in the U.S. and Canada (Canadian Dollar, or CAD), in China associated with our research and development operations that are maintained there, in India for our center of excellence and in the United Kingdom for our international sales and marketing activities. Our operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. The percentages of our operating expenses denominated in the following currencies for the indicated fiscal years were as follows:

	Years Ended December 31,
	2024	2023	2022
USD	84%	86%	88%
RMB	6	6	6
INR	4	3	1
CAD	4	4	3
GBP	2	1	2
	100%	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, INR, CAD and GBP our operating expenses for 2024 would have decreased or increased by approximately $7.8 million, or approximately 2%.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the year ended December 31, 2024 was a net translation loss of $0.1 million. This loss is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive income (loss).”

Transaction Exposure
We have certain assets and liabilities, primarily accounts receivable and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain assets denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to two months. As of December 31, 2024, we had no forward contracts outstanding. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Consolidated Statements of Comprehensive Income (Loss). During the year ended December 31, 2024, the net loss we recognized related to these foreign currency denominated assets and liabilities was approximately $0.7 million.

ITEM 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Calix, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Calix, Inc. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Evaluation of net realizable value of components and finished goods inventory and excess and obsolete component liabilities
As discussed in Notes 1, 4 and 5 to the consolidated financial statements, the Company has components and finished goods inventories with a carrying value of $102.7 million and excess and obsolete component liabilities of $27.5 million as of December 31, 2024. The Company adjusts the inventory carrying value for excess or obsolete inventory based on assumptions about future demand for products, potential obsolescence of technology, product life cycle, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds the estimated selling price. These factors are impacted by market and economic conditions, technology changes and new product introductions and require significant estimates that may include elements that are uncertain. The Company also records a liability and a charge to cost of revenue for estimated losses on components the Company is obligated to purchase from its manufacturers when the components have been rendered excess and obsolete due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed component levels that greatly exceed projected demand.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s inventory process. This included controls over the reviews of the estimates of the net realizable value of excess or obsolete components and finished goods inventory and liabilities for losses on components the Company is obligated to purchase from its manufacturers. For a selection of inventory items owned by the Company, we (1) reperformed the analysis provided by the Company to assess the accuracy of the net realizable value of inventory by comparing historical sales activity, customer order backlog, or demand forecasts to the inventory on hand quantities, and (2) performed inquiries of Company’s personnel or inspected documents regarding product end of life announcements, technology and design changes, and new product introductions. For a selection of components subject to the Company’s purchase commitments, we (1) evaluated the reasonableness of management’s assumptions used to estimate the excess and obsolete component liabilities by considering historical sales activity, customer order backlog, or demand forecasts of the related finished products and (2) performed inquiries of Company’s personnel or inspected documents regarding product end of life announcements, technology and design changes, new product introductions, and historical reimbursements to suppliers for excess and obsolete components.

/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
Santa Clara, California
February 21, 2025

CALIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$43,162	$63,409
Marketable securities	253,929	156,937
Accounts receivable, net	79,321	126,027
Inventory	102,727	132,985
Prepaid expenses and other current assets	105,596	118,598
Total current assets	584,735	597,956
Property and equipment, net	31,153	29,461
Right-of-use operating leases	6,216	9,262
Deferred tax assets	177,601	167,691
Goodwill	116,175	116,175
Other assets	23,387	21,320
	$939,267	$941,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,226	$34,746
Accrued liabilities	84,167	116,227
Deferred revenue	26,750	36,669
Total current liabilities	131,143	187,642
Long-term portion of deferred revenue	20,883	24,864
Operating leases	3,720	7,421
Other long-term liabilities	2,581	2,956
Total liabilities	158,327	222,883
Commitments and contingencies (See Note 5)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 66,434 shares issued and outstanding as of December 31, 2024, and 65,052 shares issued and outstanding as of December 31, 2023	1,661	1,627
Additional paid-in capital	1,170,017	1,078,393
Accumulated other comprehensive loss	(612)	(659)
Accumulated deficit	(390,126)	(360,379)
Total stockholders’ equity	780,940	718,982
	$939,267	$941,865

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022

Revenue	$831,518	$1,039,593	$867,827
Cost of revenue	377,924	521,277	432,399
Gross profit	453,594	518,316	435,428
Operating expenses:
Sales and marketing	217,879	214,564	174,549
Research and development	179,870	177,772	131,994
General and administrative	98,879	100,395	76,275
Total operating expenses	496,628	492,731	382,818
Operating income (loss)	(43,034)	25,585	52,610
Interest income and other expense, net:
Interest income, net	12,343	9,704	2,009
Other expense, net	(955)	(532)	(577)
Total interest income and other expense, net	11,388	9,172	1,432
Income (loss) before income taxes	(31,646)	34,757	54,042
Income taxes	(1,899)	5,432	13,032
Net income (loss)	$(29,747)	$29,325	$41,010
Net income (loss) per common share:
Basic	$(0.45)	$0.44	$0.63
Diluted	$(0.45)	$0.42	$0.60
Weighted-average number of shares used to compute net income (loss) per common share:
Basic	65,879	65,980	65,058
Diluted	65,879	69,320	68,911

Net income (loss)	$(29,747)	$29,325	$41,010
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	187	1,701	(1,521)
Foreign currency translation adjustments, net	(140)	113	(632)
Total other comprehensive income (loss), net of tax	47	1,814	(2,153)
Comprehensive income (loss)	$(29,700)	$31,139	$38,857

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	64,274	$1,607	$997,855	$(320)	$(430,714)	$568,428
Stock-based compensation	—	—	44,826	—	—	44,826
Issuance of common stock under equity incentive plans, net of forfeitures	1,461	37	27,419	—	—	27,456
Net income	—	—	—	—	41,010	41,010
Other comprehensive loss	—	—	—	(2,153)	—	(2,153)
Balance as of December 31, 2022	65,735	1,644	1,070,100	(2,473)	(389,704)	679,567
Stock-based compensation	—	—	62,771	—	—	62,771
Issuance of common stock under equity incentive plans, net of forfeitures	1,527	38	32,111	—	—	32,149
Repurchase of common stock including excise tax	(2,210)	(55)	(86,589)	—	—	(86,644)
Net income	—	—	—	—	29,325	29,325
Other comprehensive income	—	—	—	1,814	—	1,814
Balance as of December 31, 2023	65,052	1,627	1,078,393	(659)	(360,379)	718,982
Stock-based compensation	—	—	70,761	—	—	70,761
Issuance of common stock under equity incentive plans, net of forfeitures	1,724	43	31,549	—	—	31,592
Repurchase of common stock including excise tax	(342)	(9)	(10,686)	—	—	(10,695)
Net loss	—	—	—	—	(29,747)	(29,747)
Other comprehensive income	—	—	—	47	—	47
Balance as of December 31, 2024	66,434	$1,661	$1,170,017	$(612)	$(390,126)	$780,940

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Operating activities:
Net income (loss)	$(29,747)	$29,325	$41,010
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	70,761	62,771	44,826
Depreciation and amortization	19,550	16,631	14,315
Deferred income taxes	(9,969)	(660)	1,932
Net accretion of available-for-sale securities	(5,286)	(4,199)	(1,146)
Changes in operating assets and liabilities:
Accounts receivable, net	46,706	(32,222)	(8,585)
Inventory	30,258	16,175	(60,280)
Prepaid expenses and other assets	11,167	(60,795)	(38,359)
Accounts payable	(15,138)	(6,369)	12,111
Accrued liabilities	(31,926)	37,070	20,919
Deferred revenue	(13,900)	2,921	9,118
Other long-term liabilities	(4,076)	(4,397)	(8,678)
Net cash provided by operating activities	68,400	56,251	27,183
Investing activities:
Purchases of property and equipment	(18,054)	(17,855)	(14,067)
Purchases of marketable securities	(301,677)	(216,193)	(191,403)
Sales of marketable securities	49,902	—	—
Maturities of marketable securities	160,299	227,803	181,388
Net cash used in investing activities	(109,530)	(6,245)	(24,082)
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	31,592	32,149	27,456
Repurchases of common stock	(10,695)	(86,397)	—
Payments related to financing arrangements	—	(11,678)	(2,393)
Net cash provided by (used in) financing activities	20,897	(65,926)	25,063
Effect of exchange rate changes on cash and cash equivalents	(14)	256	(424)
Net increase (decrease) in cash and cash equivalents	(20,247)	(15,664)	27,740
Cash and cash equivalents at beginning of year	63,409	79,073	51,333
Cash and cash equivalents at end of year	$43,162	$63,409	$79,073
Supplemental disclosures of cash flow information:
Interest paid	$—	$253	$577
Income taxes paid	$5,878	$11,873	$9,607
Non-cash investing activities:
Changes in accounts payable and accrued liabilities related to purchases of property and equipment	$484	$(180)	$586

See accompanying notes to consolidated financial statements.

CALIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Significant Accounting Policies
Company
Calix, Inc. (together with its subsidiaries, “Calix” or the “Company”) was incorporated in August 1999 and is a Delaware corporation. The Company develops, markets and sells an appliance-based platform, cloud and managed services that focus on the subscriber-facing network, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. This platform, cloud and managed services enable broadband experience providers (“BEPs”) of all sizes to innovate and transform their businesses. The Company’s BEP customers are empowered to utilize real-time data and insights from the Calix platform to simplify their businesses and deliver experiences that excite their subscribers. These insights enable BEPs to grow their businesses through increased subscriber acquisition, loyalty and revenue, thereby increasing the value of their businesses and contributions to their communities.
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
Use of Estimates
The preparation of financial statements is in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For the Company, these estimates include, but are not limited to, allowances for doubtful accounts and sales returns, excess and obsolete inventory, allowances for obligations to its contract manufacturers, valuation of stock-based compensation, useful lives assigned to long-lived assets, standard and extended warranty costs, realizability of deferred tax assets and uncertain tax positions and contingencies. Actual results could differ from those estimates, and such differences could be material to the Company’s financial position and results of operations.
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
The Company’s contracts generally include multiple performance obligations. For such arrangements, the Company allocates the contract’s transaction price to each performance obligation using the relative stand-alone selling price of each distinct good or service in the contract. Observable prices of a product or service when the Company sells them separately based on stratification by classes of customers and products are the best estimate of stand-alone selling prices. However, when stand-alone selling prices are not directly observable, they are estimated, and judgment is required in their determination. In these instances, the Company determines stand-alone selling prices using all other available information, which may include pricing practices relative to geographies, market conditions, competitive landscape, characteristics of targeted customers for hardware products, internal costs and gross margin objectives for services and internal costs and value assessments for subscriptions.
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
Loss Contingencies
The Company occasionally faces legal proceedings from business activities. It evaluates the likelihood of an unfavorable outcome and records a loss contingency when the loss is probable and reasonably estimable. This assessment involves significant judgment and uncertainty, influenced by factors beyond the Company’s control. The Company estimates potential losses based on available information and reassesses these estimates quarterly. Changes in estimates could impact the Company’s business, operating results, or financial condition. Actual outcomes may differ from these estimates, potentially affecting the Company materially.
Credit Risk and Inventory Supplier Concentrations
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. Cash equivalents consist of money market funds and marketable securities with a maturity at the date of purchase of ninety days or less, which are invested through financial institutions in the United States. Deposits in and investments held by these financial institutions may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company also has approximately $9.1 million of cash held by its foreign subsidiaries in India, China and the United Kingdom. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these cash and cash equivalents.
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
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of comprehensive loss in the stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as “Other expense, net.” Realized gains and losses were not significant for the years ended December 31, 2024 and 2023, respectively.
For the Company’s available-for-sale debt securities in an unrealized loss position, the Company determines whether a credit loss exists. In this assessment, among other factors, the Company considers the extent to which the fair value is less than the amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security. If factors indicate a credit loss exists, an allowance for credit loss will be recorded to “Other expense, net,” limited by the amount that the fair value is less than the amortized cost basis. The amount of fair value change relating to all other factors will be recognized in other comprehensive loss.
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
Inventory Valuation and Supplier Purchase Commitments
Inventory, which primarily consists of finished goods purchased from CMs or ODMs, is stated at the lower of cost (determined by the first-in, first-out method) and net realizable value. Inbound shipping costs and tariffs are included in the cost of inventory. In addition, from time to time, the Company procures component inventory primarily as a result of manufacturing discontinuation of critical components by suppliers or a change in suppliers. Furthermore, as a result of the global pandemic-induced supply chain challenges and supply assurance plans, the Company has purchased, and may continue to purchase, excess components from its suppliers and consign components back to its suppliers to be consumed on future finished good builds.
The Company regularly monitors inventory on-hand and record write-downs for excess and obsolete inventory. The Company also evaluates its supplier purchase commitments and records a liability for excess and obsolete components consistent with the valuation of the Company’s excess and obsolete inventory and future production requirements. These write-downs and accruals are based on the Company’s assumptions of demand for our products and requires significant judgement of relevant factors including a comparison of the quantity and cost of inventory on hand to the Company’s estimated forecast of customer demand, current levels of orders and backlog, market conditions, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds the Company’s estimated selling price. Factors that could influence management’s assumptions and judgements include changes in economic conditions, competitive dynamics, winning or losing a key customer, changes in the Company’s customers’ capital expenditures, government investment programs, technology changes, new product introductions and supply-chain lead times. Actual demand may differ from forecasted demand and may have a material effect on gross profit. If inventory is written down, a new cost basis is established that cannot be increased in future periods.
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
Goodwill
Goodwill was recorded as a result of the Company’s acquisitions of Occam Networks, Inc. in 2011 and Optical Solutions, Inc. in 2006. The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized but instead is subject to an annual impairment test or more frequently if events or changes in circumstances indicate that it may be impaired. The Company evaluates goodwill on an annual basis as of the end of the second quarter of each fiscal year. Management has determined that it operates as a single reporting unit and, therefore, evaluates goodwill impairment at the enterprise level.
At the end of the second quarter of 2024, the Company completed its annual goodwill impairment test. Based on its assessment of certain qualitative factors such as market capitalization, management concluded that the fair value of the Company was more likely than not greater than its carrying amount as of July 2, 2024. As such, it was not necessary to perform the two-step quantitative goodwill impairment test at the time.
There have been no significant events or changes in circumstances subsequent to the 2024 annual impairment test that would more likely than not indicate that the carrying value of goodwill may have been impaired as of December 31, 2024. There were no impairment losses for goodwill for the years ended December 31, 2024, 2023 or 2022.
Deferred Revenue
Deferred revenue results from transactions where the Company billed the customer for products or services and when cash payments are received or due prior to transferring control of the promised goods or services to the customer.
Payment terms to customers typically range from net 30 to net 90 days and vary by the size and location of customer and the products or services offered. The period between the transfer of control of the promised good or service to a customer and when payment is due is not a significant financing component.

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
Newly Adopted Accounting Standards
Segment Reporting
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting, which expanded annual and interim disclosure requirements for reportable segments. The Company adopted the new standard effective January 1, 2025. See Footnote 12 Segment Information.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes, which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid and modifies other income tax-related disclosure requirements. The updated standard is effective for the Company beginning with its 2025 annual reporting period. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The updated standard is effective for the Company’s annual periods beginning in 2027 and interim periods beginning in the first quarter of 2028. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.
There have been no other accounting pronouncements or changes in accounting pronouncements that are significant or potentially significant to the Company.

2. Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents:
Cash	$20,664	$18,040
Commercial paper	10,058	32,837
U.S. government securities	7,550	9,969
Money market funds	4,890	2,563
Total cash and cash equivalents	43,162	63,409
Marketable securities:
Corporate debt securities	123,701	7,000
U.S. government securities	66,582	92,277
U.S. government agency securities	24,411	43,521
Commercial paper	22,715	14,139
Certificates of deposit	16,520	—
Total marketable securities	253,929	156,937
	$297,091	$220,346
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities. As of December 31, 2024, all marketable securities were due in three years or less.
The amortized cost and fair value of marketable securities as of December 31, 2024 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains, net	Fair Value
Corporate debt securities	$123,519	$182	$123,701
U.S. government securities	74,118	14	74,132
U.S. government agency securities	24,380	31	24,411
Certificates of deposit	16,505	15	16,520
Commercial paper	32,766	7	32,773
	$271,288	$249	$271,537
The amortized cost and fair value of marketable securities as of December 31, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains (Losses), net	Fair Value
U.S. government securities	$102,167	$80	$102,247
Commercial paper	47,003	(28)	46,975
U.S. government agency securities	43,573	(52)	43,521
Corporate debt securities	6,999	1	7,000
	$199,742	$1	$199,743
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
The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of December 31, 2024	Level 1	Level 2	Total
Money market funds	$4,890	$—	$4,890
U.S. government securities	74,132	—	74,132
Corporate debt securities	—	123,701	123,701
Commercial paper	—	32,773	32,773
U.S. government agency securities	—	24,411	24,411
Certificates of deposit	—	16,520	16,520
	$79,022	$197,405	$276,427

As of December 31, 2023	Level 1	Level 2	Total
Money market funds	$2,563	$—	$2,563
U.S. government securities	102,246	—	102,246
Commercial paper	—	46,976	46,976
U.S. government agency securities	—	43,521	43,521
Corporate debt securities	—	7,000	7,000
	$104,809	$97,497	$202,306
4. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2024	2023
Accounts receivable	$79,632	$126,331
Allowance for doubtful accounts	(311)	(304)
	$79,321	$126,027
The table below summarizes the changes in allowance for doubtful accounts and product return liability for the periods indicated (in thousands):

	Balance at Beginning of Year	Additions Charged to Expenses or Revenue Net of Recoveries	Write Offs and Returns	Balance at End of Year
Year Ended December 31, 2024:
Allowance for doubtful accounts	$304	$264	$(257)	$311
Product return liability	2,897	3,212	(3,681)	2,428
Year Ended December 31, 2023:
Allowance for doubtful accounts	$397	$43	$(136)	$304
Product return liability	2,961	4,761	(4,825)	2,897
Year Ended December 31, 2022:
Allowance for doubtful accounts	$725	$(276)	$(52)	$397
Product return liability	1,836	5,622	(4,497)	2,961

Inventory consisted of the following (in thousands):

	December 31,
	2024	2023
Components	$21,735	$22,119
Finished goods	80,992	110,866
	$102,727	$132,985
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Supplier deposits	$62,620	$78,131
Prepaid expenses and other current assets	42,976	40,467
	$105,596	$118,598
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Test equipment	$57,595	$50,853
Computer equipment	14,561	13,615
Software	11,146	12,972
Leasehold improvements	2,173	2,122
Furniture and fixtures	1,268	1,283
	86,743	80,845
Accumulated depreciation and amortization	(55,590)	(51,384)
	$31,153	$29,461
Depreciation and amortization expenses were $19.6 million, $16.6 million and $14.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Compensation and related benefits	$36,004	$36,741
Component inventory held by suppliers	8,855	32,182
Professional and consulting fees	5,385	7,717
Current portion of warranty and retrofit	5,288	5,655
Taxes payable	5,048	4,317
Customer advances or rebates	4,882	5,967
Operating leases	4,303	4,142
Product returns	2,428	2,897
Insurance	2,019	2,107
Operations	1,735	1,080
Freight	1,640	1,510
Litigation settlement	—	3,250
Other	6,580	8,662
	$84,167	$116,227

Changes in the Company’s accrued warranty and retrofit liability were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of year	$8,029	$8,386	$9,594
Provision for warranty and retrofit charged to cost of revenue	2,268	3,282	1,315
Utilization of reserve	(3,010)	(3,639)	(2,523)
Balance at end of year	$7,287	$8,029	$8,386
5. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases for leases that have commenced consisted of the following as of December 31, 2024 (in thousands):

Year Ending December 31,	Future Minimum Lease Payments
2025	$4,528
2026	1,659
2027	1,235
2028	707
2029 and thereafter	340
Total future minimum lease payments	8,469
Less imputed interest	(446)
$8,023

As of December 31, 2024, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$4,303
Operating leases	3,720
$8,023
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $2.5 million as of December 31, 2024 and are included in the tables above. In December 2024, the Company entered into a new headquarters office lease agreement for 23,000 square feet in San Jose, California. The lease is expected to commence in August 2025 for a term of 90 months. The future minimum lease payments of $8.9 million are not included in the table above.
The above tables also include future minimum lease payments for the Company's office facilities in Petaluma, California; Plymouth, Minnesota; Richardson, Texas; Bangalore, India; and Nanjing, China, which expire at various dates through 2029.
In November 2021, the Company entered into a sublease for a portion of the San Jose headquarters office space that was previously abandoned. The sublease commenced in August 2022 for a term of 39 months. The Company received $0.8 million, $0.8 million and $0.3 million in sublease income in 2024, 2023 and 2022, respectively. Future minimum sublease payments were $0.7 million for 2025 as of December 31, 2024.
The weighted average discount rate for the Company’s operating leases as of December 31, 2024 was 4.8%. The weighted average remaining lease term as of December 31, 2024 was 2.7 years.
For the years ended December 31, 2024, 2023 and 2022, total rent expense of the Company was $5.1 million, $4.8 million and $4.6 million, respectively. Cash paid within operating cash flows for operating leases was $4.5 million for each of the years ended December 31, 2024, 2023 and 2022.
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
The Company has from time to time, and subject to certain conditions, reimbursed certain suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that exceed projected demand. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. The estimated excess and obsolete component liabilities related to manufacturing and engineering change orders, termination of manufacturing partners and other factors are recorded against Supplier Deposits in “Prepaid expenses and other current assets” or included in “Accrued liabilities” in the accompanying Consolidated Balance Sheets, because the corresponding component parts have not been received by the Company. The amounts were $27.5 million and $32.2 million as of December 31, 2024 and 2023, respectively. The Company records the related charges in “Cost of revenue” in its Consolidated Statements of Comprehensive Income (Loss).
As of December 31, 2024 and 2023, the Company had approximately $138.8 million and $176.3 million, respectively, of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs.
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
Common Stock
Holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors out of legally available funds. No dividends have been declared or paid as of December 31, 2024.

Stock Repurchase Program
The Company maintains a common stock repurchase program. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases depends on prevailing stock prices, general economic and market conditions, and other considerations consistent with the Company’s capital allocation strategy. The repurchase program does not obligate the Company to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the year ended December 31, 2024, the Company purchased 0.3 million shares of common stock for $10.7 million at an average price per share of $31.31. As of December 31, 2024, the remaining authorized balance under this program was $102.9 million.
Equity Incentive Plans
2019 Equity Incentive Award Plan
The 2019 Equity Incentive Award Plan (the “2019 Plan”) supersedes and replaces the 2010 Equity Incentive Award Plan (the “2010 Plan”) and preceding plans. The terms and conditions of the 2010 Plan will continue to govern any outstanding awards granted under the 2010 Plan. Employees and consultants of the Company, its subsidiaries and affiliates and the Company’s Board of Directors members are eligible to receive awards under the 2019 Plan. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock or cash-based awards and dividend equivalents to eligible individuals. Stock options granted under the 2019 Plan are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Stock options issued under the 2019 Plan generally vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter for a period of an additional three years. The options have a maximum term of ten years. As of December 31, 2024, there were 2.8 million shares available for issuance under the 2019 Plan.
In February 2023, PSOs covering an aggregate of 1.2 million shares of common stock were awarded to certain executives with a grant date average exercise price of $51.57 per share. The actual number of shares underlying the PSOs that could become earned was contingent upon achievement of annual financial targets for bookings and non-GAAP operating income for 2023 (together, the “2023 Performance Targets”) during the one-year performance period, with equal weighting for each measure. In February 2024, the Compensation Committee of the Board of Directors certified achievement of the 2023 Performance Targets and determined that 54.5% of the shares underlying the PSOs were earned, subject to the four-year service condition. Pursuant to the grant, 25% of the earned PSOs were vested and became exercisable on the first anniversary of the grant date, and the remaining 75% of the shares of common stock will vest and become exercisable in substantially equal quarterly installments over the subsequent three years, subject to the executive’s continued service with the Company through the respective vesting dates. Stock-based compensation expense of $5.5 million and $9.2 million was recognized for the years ended December 31, 2024 and 2023, respectively, related to these awards.
In February 2024, PSO awards exercisable for up to an aggregate of 2.4 million shares of common stock were granted to certain Company executives with a grant date exercise price of $34.26 per share and divided into two plans, with the first plan accounting for 75% of the total shares granted and the second plan accounting for 25% of the total shares granted. The actual number of shares earned is contingent upon achievement of annual financial targets for bookings and non-GAAP net operating income for 2024 (collectively, the “2024 Performance Targets”) during the one-year performance period. These PSO awards will vest, subject to certification by the Compensation Committee of the Company’s Board of Directors upon the achievement of the 2024 Performance Targets, as to 25% of the PSOs earned on the one year anniversary of the date of grant, and as to the remaining 75% of the PSOs earned, in substantially equal quarterly installments over the subsequent three years, subject to the executive’s continuous service with the Company through the respective vesting dates. For the first plan, if the non-GAAP net operating income target and the bookings target are each achieved below 80% of target, no shares would be awarded, and the PSO awards would be forfeited in full. If either target is achieved at the minimum threshold of 80% of target, then the shares are awarded at 75% of the granted shares, with an increasing percentage of shares awarded above the minimum thresholds up to 120% of the granted shares for each target. Each target result is then equally weighted, and the combined total determines the percent of target shares earned. The maximum combined award is 100%. For the second plan, if the annual bookings target is achieved below 90% of target, the PSO awards would be forfeited in full. If the target is achieved at the minimum threshold of 90% of target, then the shares are awarded at 75% with an increasing percentage of shares awarded above the minimum thresholds up to 100% of the granted shares. The maximum award is 100%.
In January 2025, the Compensation Committee certified the achievement related to the 2024 Performance Targets and determined that 58.9% of shares underlying the PSOs were earned, subject to the on-going service condition, and 41.1% of the shares underlying the PSOs were immediately forfeited. Stock-based compensation expense of $13.1 million was recognized for the year ended December 31, 2024 related to these PSOs.

The following table summarizes the stock option activity under the Company’s equity incentive plans (in thousands, except per share data):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise Price	Life	Intrinsic
	Shares	Per Share	(in years)	Value (1)
Outstanding as of December 31, 2023	10,323	$34.37
Granted	2,968	34.03
Exercised	(290)	9.59
Canceled	(818)	51.88
Outstanding as of December 31, 2024	12,183	$33.70	7.0	$94,885
Vested and expected to vest as of December 31, 2024	11,874	$33.58	6.9	$94,571
Options exercisable as of December 31, 2024	7,120	$28.61	5.8	$91,658

(1) Amounts represent the difference between the exercise price and the fair market value of common stock at December 31, 2024 of $34.87 per share for all “in-the-money” options outstanding.
During the years ended December 31, 2024, 2023 and 2022, total intrinsic value of stock options exercised was $9.0 million, $16.7 million and $31.0 million, respectively. Cash received from employee stock option exercises in 2024, 2023 and 2022 was $2.8 million, $5.2 million and $6.7 million, respectively.
Employee Stock Purchase Plans
The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation subject to certain Internal Revenue Code limitations. In addition, participants may purchase up to 2,000 shares of common stock in each offering period.
The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. The total shares authorized for issuance under the ESPP is 12.4 million shares. As of December 31, 2024, there were 4.2 million shares available for issuance under the ESPP. During the year ended December 31, 2024, 0.3 million shares were purchased under the ESPP. As of December 31, 2024, unrecognized stock-based compensation expense of $0.4 million related to the ESPP is expected to be recognized over a remaining service period of 0.1 years.
The NQ ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their eligible recurring compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The NQ ESPP provides quarterly offering periods from February 8th through May 7th, May 8th through August 7th, August 8th through November 7th and November 8th through February 7th of each year, with a maximum of 0.35 million shares allocated per purchase period.
The maximum number of shares of common stock currently authorized for issuance under the NQ ESPP is 7.5 million shares. As of December 31, 2024, there were 2.2 million shares available for issuance under the NQ ESPP. During the year ended December 31, 2024, 1.2 million shares were purchased and issued. As of December 31, 2024, unrecognized stock-based compensation expense of $13.3 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 0.8 years.

Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cost of revenue	$2,933	$2,913	$2,700
Sales and marketing	20,810	16,893	12,001
Research and development	19,083	17,000	12,165
General and administrative	27,935	25,965	17,960
	$70,761	$62,771	$44,826
Income tax benefits recognized	$6,964	$10,993	$11,501
The following table summarizes the weighted-average grant date fair values of the Company’s stock-based awards granted in the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Stock options	$17.21	$23.02	$31.86
ESPP	$10.53	$17.96	$18.51
NQ ESPP	$33.66	$42.51	$52.91
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
The following table summarizes the weighted-average assumptions used in estimating the grant-date fair value of stock options and of each employee’s purchase right under the ESPP in the periods indicated:

	Years Ended December 31,
Stock Options	2024	2023	2022
Expected volatility	51%	52%	58%
Expected life (years)	6.0	6.1	6.1
Risk-free interest rate	4.27%	4.02%	3.15%

	Years Ended December 31,
ESPP	2024	2023	2022
Expected volatility	48%	47%	62%
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	5.15%	5.31%	2.16%
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
As of December 31, 2024, unrecognized stock-based compensation expense by award type, net of estimated forfeitures, and their expected weighted-average recognition periods are summarized in the following table (in thousands).

	Stock Option	ESPPs
Unrecognized stock-based compensation expense	$64,207	$13,661
Weighted-average amortization period (in years)	1.7	0.8
The Company expects to recognize stock-based compensation expense of $49.0 million in 2025, $21.4 million in 2026, $6.6 million in 2027 and $0.9 million in 2028.
Shares Reserved for Future Issuance
As of December 31, 2024, the Company had common shares reserved for future issuance as follows (in thousands):

Stock options outstanding	12,183
Shares available for future grant under 2019 Plan	2,840
Shares available for future issuance under ESPP	4,218
Shares available for future issuance under NQ ESPP	2,241
21,482
7. Employee Benefit Plan
The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company, at the discretion of the Board of Directors, may make additional matching contributions on behalf of the participants. The Company made matching contributions totaling $5.5 million, $5.2 million and $4.1 million in 2024, 2023 and 2022, respectively.
8. Accumulated Other Comprehensive Loss
The table below summarizes the changes in accumulated other comprehensive loss by component:

	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2022	$(1,700)	$(773)	$(2,473)
Other comprehensive income	1,701	113	1,814
Balance as of December 31, 2023	1	(660)	(659)
Other comprehensive income (loss)	187	(140)	47
Balance as of December 31, 2024	$188	$(800)	$(612)
Assets and liabilities of the Company’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenue and expenses are translated at the monthly average exchanges rates. These translations result in differences called foreign currency translation adjustments. Realized foreign currency transaction gains or losses were not significant during the years ended December 31, 2024, 2023 or 2022 and were recorded in “Other expense, net” in the Company's Consolidated Statements of Comprehensive Income (Loss). Realized gains and losses on sales of available-for-sale marketable securities, if any, are reclassified from accumulated other comprehensive loss to “Other expense, net” in our Consolidated Statements of Comprehensive Income (Loss).

9. Income Taxes
The domestic and foreign components of income before incomes taxes were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Domestic	$(36,990)	$30,983	$51,442
Foreign	5,344	3,774	2,600
	$(31,646)	$34,757	$54,042
Income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$3,181	$(2,407)	$3,671
State	2,110	6,493	6,555
Foreign	2,779	2,006	874
Current income tax	8,070	6,092	11,100
Deferred:
Federal	(8,120)	2,050	6,336
State	(926)	(2,525)	(4,372)
Foreign	(923)	(185)	(32)
Deferred income tax	(9,969)	(660)	1,932
	$(1,899)	$5,432	$13,032
The differences between the statutory and effective tax rates, expressed as a percentage of net income before income taxes, were as follows:

	Years Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Impact of state taxes	0.9	2.6	(4.9)
Foreign operations	(4.2)	0.8	—
R&D tax credits	14.0	(13.5)	(9.1)
U.S. tax impact of foreign operations	(0.4)	(2.4)	7.8
Stock-based compensation	(24.3)	8.8	—
Other permanent items	(1.7)	2.5	1.2
Provision to return adjustments	6.4	(9.7)	(0.4)
Valuation allowance	(2.1)	—	1.3
Attribute expiration	(0.1)	0.8	5.5
Uncertain tax positions	(3.5)	4.7	1.7
	6.0%	15.6%	24.1%

The significant components of the Company’s deferred tax assets were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$1,405	$1,020
Tax credit carryforwards	53,788	58,349
Inventory	14,737	16,592
Accruals and reserves	5,090	6,684
Deferred revenue	9,463	13,460
Stock-based compensation	13,787	12,087
Lease liability	1,445	2,277
Capitalized R&D	114,050	93,340
Other	383	144
Gross deferred tax assets	214,148	203,953
Valuation allowance	(30,571)	(29,908)
Total deferred tax assets	183,577	174,045
Deferred tax liabilities:
Fixed assets	(1,760)	(1,484)
Right of use assets	(1,006)	(1,710)
Intangible assets	(3,211)	(3,160)
Total deferred tax liabilities	(5,977)	(6,354)
	$177,600	$167,691

All deferred taxes, along with any related valuation allowance, are classified in the Consolidated Balance Sheet as long-term.
A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized. At each reporting period, the Company assesses the estimated future realizability of the gross carrying value of its deferred tax assets. The Company’s periodic assessments take into consideration both positive evidence (future profitability projections for example and recent financial performance) and negative evidence (historical financial performance for example) as it relates to evaluating the future recoverability of its deferred tax assets. The valuation allowance increased by $0.7 million from 2023 to 2024. During the twelve months ended December 31, 2024, the Company released a valuation allowance of $0.6 million related to federal foreign tax credits that the Company expects to utilize prior to expiration. The Company continues to maintain a valuation allowance of $30.6 million on certain U.S. state deferred tax assets that the Company believes are not more likely than not to be realized in future periods.
As of December 31, 2024, the Company had U.S. state net operating losses of approximately $23.6 million which will expire at various dates through 2039 if not utilized. Additionally, the Company has U.S. federal, California and other U.S. states research and development credits of approximately $39.6 million, $52.5 million and $2.7 million as of December 31, 2024, respectively. The U.S. federal research and development credits will expire at various dates through 2044 if not utilized. The California research and development credits have no expiration date. The credits related to other various U.S. states have begun to expire and will continue to expire at various dates through 2039.
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

The Company’s unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Balance at beginning of year	$32,449	$29,215
Reduction for tax positions related to prior year	(121)	(19)
Additions for tax positions related to prior year	—	580
Additions for tax positions related to current year	2,310	2,673
Balance at end of year	$34,638	$32,449
As of December 31, 2024 and 2023, the Company had unrecognized tax benefits of $34.6 million and $32.4 million, respectively, $18.9 million of which would affect the Company’s effective tax rate if recognized. There were no accrued interest or penalties for uncertain income tax as of December 31, 2024.
The Company files tax returns in the United States and various state jurisdictions, China, India and the United Kingdom. The tax years 2000 through 2024 remain open and subject to examination by the appropriate governmental agencies due to tax attribute carryforwards.
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
10. Net Income (Loss) Per Common Share
The computation of basic and diluted net income (loss) per common share for the periods indicated was as follows (in thousands, except per share data):

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$(29,747)	$29,325	$41,010
Denominator:
Weighted-average common shares — basic	65,879	65,980	65,058
Effect of dilutive potential common shares	—	3,340	3,853
Weighted-average common shares — diluted	65,879	69,320	68,911

Basic net income (loss) per common share	$(0.45)	$0.44	$0.63
Diluted net income (loss) per common share	$(0.45)	$0.42	$0.60
Potentially dilutive shares excluded, weighted-average	12,057	4,688	1,758
Unvested restricted stock awards are included in the calculation of basic weighted-average shares for all periods presented with net income because such shares are participating securities; however, the impact was immaterial.
Potentially dilutive shares have been excluded from the computation of diluted net income per common share when their effect is antidilutive. These antidilutive shares were primarily from stock options.
11. Revenue from Contracts with Customers
Contract Asset
Contract assets include amounts recognized as revenue prior to the Company’s contractual right to bill the customer. Amounts are billed in accordance with the agreed-upon contractual terms. The balance as of December 31, 2024 was $2.8 million of which the Company expects to bill 34% of the balance during 2025.
Contract Liability
Deferred revenue was $47.6 million and $61.5 million as of December 31, 2024 and 2023, respectively. The decrease in deferred revenue of $13.9 million is primarily driven by revenue recognized of $31.3 million that was included in the deferred revenue balance at the beginning of the year and a trend to move to monthly from annual billing arrangements. This was partially offset by cash payments received or due in advance of satisfying the Company’s performance obligations.

Revenue allocated to remaining performance obligations (“RPOs”) represents contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods but excludes variable consideration where the monthly invoicing is based on usage or where actual usage exceeds the minimum commitment. RPOs were $325.8 million as of December 31, 2024, and the Company expects to recognize as revenue 37% of this amount over the next 12 months and a large majority of the remainder over the two years thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of December 31, 2024 and 2023, the unamortized balance of deferred commissions was $17.9 million and $12.0 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the amount of amortization was $8.9 million, $6.5 million and $4.0 million, respectively. There was no impairment loss in relation to the costs capitalized for these respective periods.
Concentration of Customer Risk
No customer accounted for more than 10% of the Company’s revenue for the years ended December 31, 2024, 2023 and 2022.
One customer represented 23% and 19% of the Company’s accounts receivable as of December 31, 2024 and 2023, respectively. Another customer represented 14% of the Company’s accounts receivable as of December 31, 2023.
12. Segment Information
The Company develops, markets and sells an appliance-based broadband platform, cloud and managed services, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who reviews financial information presented on a Company-wide basis, for purposes of allocating resources and evaluating financial performance. The CODM assesses the performance of the single segment and allocates resources based on revenue and measures derived from gross margin and operating income (loss) that is reported in the Consolidated Statements of Comprehensive Income (Loss). In addition, the CODM uses a measure derived from operating expenses in the Consolidated Statements of Comprehensive Income (Loss) to monitor budget versus actual results to determine the Company’s and management’s performance. The Company does not have intra-entity sales or transfers. The measure of the single segment assets is the consolidated assets in the Consolidated Balance Sheet. The accounting policies of the single segment are the same as described in the significant accounting policies.
Geographic Information:
A summary of revenue disaggregated by geographic region based upon the location of the customers was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
United States	$764,593	$944,201	$786,802
Europe	34,322	54,265	26,916
Americas excluding U.S.	25,583	32,696	41,892
Middle East & Africa	5,917	7,457	10,885
Asia Pacific	1,103	974	1,332
	$831,518	$1,039,593	$867,827
The Company’s property and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands):

	December 31,
	2024	2023
United States	$27,601	$25,231
China	2,818	3,385
India	734	845
	$31,153	$29,461

Selected Financial Information:
The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenue	$831,518	$1,039,593	$867,827
Adjusted cost of revenue (1)	(372,177)	(515,633)	(427,708)
Adjusted sales and marketing operating expenses (2)	(197,069)	(197,671)	(162,548)
Adjusted research and development operating expenses (3)	(160,787)	(160,772)	(119,829)
Adjusted general and administrative operating expenses (4)	(70,944)	(71,180)	(58,315)
Other segment items (5)	(73,575)	(68,752)	(46,817)
Interest income and other expenses, net	11,388	9,172	1,432
Income taxes	1,899	(5,432)	(13,032)
Net income (loss)	$(29,747)	$29,325	$41,010

(1) GAAP cost of revenue adjusted for stock-based compensation, intangible asset amortization and tariff refund (2022 only).
(2) GAAP sales and marketing operating expenses adjusted for stock-based compensation.
(3) GAAP research and development operating expenses adjusted for stock-based compensation.
(4) GAAP general and administrative operating expenses adjusted for stock-based compensation and litigation settlement (2023 only).
(5) Other segment items consisted of stock-based compensation expense, tariff refund (2022 only) and litigation settlement (2023 only).

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, (2013 framework). Based on our evaluation, management has concluded that we maintained effective control over financial reporting as of December 31, 2024 based on the COSO criteria. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

Insider Trading Agreements
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
We have an insider trading policy, or Trading Policy, governing the purchase, sale and other dispositions of our securities that applies to all of our personnel, including directors, officers, employees and other covered persons. We also follow procedures for the repurchase of our securities. We believe that our Trading Policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. A copy of our Trading Policy is filed as Exhibit 19.1 to this Form 10-K.
Information required by this Item 10 relating to our directors is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors” and “Director Compensation” and in other applicable sections of the Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, or the Proxy Statement, to be filed within 120 days of the end of the fiscal year covered by this Report. Information required by this Item 10 relating to our officers is incorporated by reference to the information set forth under the captions “Executive Officers” and “Executive Compensation” and in other applicable sections of the Proxy Statement. Information regarding our Section 16 reporting compliance is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
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

10.6*
Offer Letter between Calix, Inc. and Cory Sindelar dated September 28, 2017 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on August 11, 2017 (File No. 001-34674) and incorporated by reference)

10.7*
Nonstatutory Inducement Stock Option Grant Notice between Calix, Inc. and Cory Sindelar dated October 1, 2017 (filed as Exhibit 10.3 to Calix’s Form 10-Q filed with the SEC on August 11, 2017 (File No. 001-34674) and incorporated by reference)

Exhibit
Number	Description

10.8
Net Lease Agreement by and between Calix, Inc. and Orchard Parkway San Jose, LLC dated March 9, 2018 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on May 5, 2018 (File No. 001-34674) and incorporated by reference)

10.9
First Amendment to Net Lease Agreement by and between Calix, Inc. and Orchard Parkway San Jose, LLC dated November 14, 2018 (filed as Exhibit 10.30 to Calix's Form 10-K filed with the SEC on March 1, 2019 (File No. 001-34674) and incorporated by reference)

10.10
Second Amendment to Net Lease Agreement by and between Calix, Inc. and Orchard Parkway San Jose, LLC dated December 10, 2020 (filed as Exhibit 10.12 to Calix’s Form 10-K filed with the SEC on February 22, 2021 (File No. 001-34674) and incorporated by reference)

10.11*
Calix, Inc. Third Amended and Restated 2019 Equity Incentive Award Plan (incorporated by reference from Appendix A to Calix’s definitive proxy statement on Schedule 14A, filed with the SEC on March 31, 2023 (File No. 001-34674))

10.12*
Calix, Inc. 2019 Equity Incentive Award Plan - Form of Notice of Grant of Stock Option and Option Agreement (filed as Exhibit 10.14 to Calix’s Form 10-K filed with the SEC on February 22, 2021 (File No. 001-34674) and incorporated by reference)

10.13*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended May 16, 2019 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on July 25, 2019 (File No. 001-34674) and incorporated by reference)

10.14*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended May 16, 2019 (filed as Exhibit 10.2 to Calix's Form 10-Q filed with the SEC on July 25, 2019 (File No. 001-34674) and incorporated by reference)

10.15*
Calix, Inc. Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference from Appendix B to Calix's definitive proxy statement on Schedule 14A, filed with the SEC on April 1, 2022 (File No. 001-34674))

10.16*
Calix, Inc. Third Amended and Restated 2017 Nonqualified Employee Stock Purchase Plan (incorporated by reference from Appendix B to Calix's definitive proxy statement on Schedule 14A, filed with the SEC on March 31, 2023 (File No. 001-34674))

10.17*
Calix, Inc. Amended and Restated Executive Change in Control and Severance Plan effective March 26, 2021 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on April 27, 2021 (File No. 001-34674) and incorporated by reference)

10.18*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended February 11, 2021 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on April 27, 2021 (File No. 001-34674) and incorporated by reference)

10.19*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended February 11, 2021 (filed as Exhibit 10.3 to Calix’s Form 10-Q filed with the SEC on July 27, 2021 (File No. 001-34674) and incorporated by reference)

10.20*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended August 11, 2021 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on October 26, 2021 (File No. 001-34674) and incorporated by reference)

10.21*
Second Amendment to Letter Agreement between Calix, Inc. and Michael Weening dated August 11, 2021 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on October 26, 2021 (File No. 001-34674) and incorporated by reference)

10.22*
Promotion Letter between Calix, Inc. and Michael Weening dated September 30, 2022 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on October 25, 2022 (File No. 001-34674) and incorporated by reference)

10.23*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended February 9, 2023 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on July 24, 2023 (File No. 001-34674) and incorporated by reference)

10.24*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended February 9, 2023 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on July 24, 2023 (File No. 001-34674) and incorporated by reference)

10.25	Office Lease Agreement between Calix, Inc. and SR Winchester, LLC dated December 16, 2024
19.1	Calix, Inc. Insider Trading Compliance Policy, as amended May 11, 2023
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Calix, Inc. Policy for Recovery of Erroneously Awarded Compensation dated October 2, 2023
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit
Number	Description

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
ITEM 16.    Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calix, Inc. (Registrant)

Dated:	February 21, 2025	By:	/s/ Michael Weening
Michael Weening
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 21, 2025	By:	/s/ Cory Sindelar
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2025.

Signature	Title	Date

/s/ Michael Weening	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2025
Michael Weening

/s/ Cory Sindelar	Chief Financial Officer (Principal Financial Officer)	February 21, 2025
Cory Sindelar

/s/ Carl Russo	Chairman of the Board of Directors	February 21, 2025
Carl Russo

/s/ Kevin Peters	Lead Independent Director	February 21, 2025
Kevin Peters

/s/ Christopher Bowick	Director	February 21, 2025
Christopher Bowick

/s/ Kathy Crusco	Director	February 21, 2025
Kathy Crusco

/s/ Eleanor Fields	Director	February 21, 2025
Eleanor Fields

/s/ Kira Makagon	Director	February 21, 2025
Kira Makagon

/s/ Rajatish Mukherjee	Director	February 21, 2025
Rajatish Mukherjee

/s/ Wade Oosterman	Director	February 21, 2025
Wade Oosterman