Form 10-Q
period 2025-03-29
CALIX, INC
filed 2025-04-22
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of April 14, 2025, there were 64,820,252 shares of the Registrant’s common stock, par value $0.025, outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 29, 2025	December 31, 2024
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$42,300	$43,162
Marketable securities	240,010	253,929
Accounts receivable, net	75,511	79,321
Inventory	100,835	102,727
Prepaid expenses and other current assets	103,344	105,596
Total current assets	562,000	584,735
Property and equipment, net	30,832	31,153
Right-of-use operating leases	5,535	6,216
Deferred tax assets	179,005	177,601
Goodwill	116,175	116,175
Other assets	23,572	23,387
	$917,119	$939,267
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,471	$20,226
Accrued liabilities	69,871	84,167
Deferred revenue	29,482	26,750
Total current liabilities	122,824	131,143
Long-term portion of deferred revenue	21,310	20,883
Operating leases	3,378	3,720
Other long-term liabilities	2,441	2,581
Total liabilities	149,953	158,327
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of March 29, 2025 and December 31, 2024	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 65,695 shares issued and outstanding as of March 29, 2025, and 66,434 shares issued and outstanding as of December 31, 2024	1,643	1,661
Additional paid-in capital	1,160,781	1,170,017
Accumulated other comprehensive loss	(345)	(612)
Accumulated deficit	(394,913)	(390,126)
Total stockholders’ equity	767,166	780,940
	$917,119	$939,267

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024

Revenue	$220,242	$226,310
Cost of revenue	97,534	103,733
Gross profit	122,708	122,577
Operating expenses:
Sales and marketing	58,059	53,897
Research and development	43,980	44,422
General and administrative	26,750	26,290
Total operating expenses	128,789	124,609
Operating loss	(6,081)	(2,032)
Interest income and other expense, net:
Interest income, net	3,287	2,635
Other expense, net	(196)	(135)
Total interest income and other expense, net	3,091	2,500
Income (loss) before income taxes	(2,990)	468
Income taxes	1,797	365
Net income (loss)	$(4,787)	$103
Net income (loss) per common share:
Basic	$(0.07)	$0.00
Diluted	$(0.07)	$0.00
Weighted-average number of shares used to compute
net income (loss) per common share:
Basic	66,027	65,338
Diluted	66,027	68,119

Net income (loss)	$(4,787)	$103
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	171	(212)
Foreign currency translation adjustments, net	96	(112)
Total other comprehensive income (loss), net of tax	267	(324)
Comprehensive loss	$(4,520)	$(221)

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	66,434	$1,661	$1,170,017	$(612)	$(390,126)	$780,940
Stock-based compensation	—	—	20,103	—	—	20,103
Issuance of common stock under equity incentive plans, net of forfeitures	417	10	10,835	—	—	10,845
Repurchases of common stock including excise tax	(1,156)	(28)	(40,174)	—	—	(40,202)
Net loss	—	—	—	—	(4,787)	(4,787)
Other comprehensive income	—	—	—	267	—	267
Balance as of March 29, 2025	65,695	$1,643	$1,160,781	$(345)	$(394,913)	$767,166

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	65,052	$1,627	$1,078,393	$(659)	$(360,379)	$718,982
Stock-based compensation	—	—	16,856	—	—	16,856
Issuance of common stock under equity incentive plans, net of forfeitures	587	14	10,800	—	—	10,814
Repurchases of common stock	(114)	(3)	(3,735)	—	—	(3,738)
Net income	—	—	—	—	103	103
Other comprehensive loss	—	—	—	(324)	—	(324)
Balance as of March 30, 2024	65,525	$1,638	$1,102,314	$(983)	$(360,276)	$742,693

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Operating activities:
Net income (loss)	$(4,787)	$103
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	19,745	16,856
Depreciation and amortization	4,271	4,867
Deferred income taxes	(1,459)	(2,448)
Net accretion of available-for-sale securities	(1,144)	(1,406)
Changes in operating assets and liabilities:
Accounts receivable, net	3,810	25,719
Inventory	1,891	13,203
Prepaid expenses and other assets	2,808	272
Accounts payable	3,486	(15,973)
Accrued liabilities	(14,086)	(28,056)
Deferred revenue	3,158	2,348
Other long-term liabilities	(481)	(794)
Net cash provided by operating activities	17,212	14,691
Investing activities
Purchases of property and equipment	(4,310)	(3,709)
Purchases of marketable securities	(36,856)	(35,575)
Maturities of marketable securities	52,154	42,565
Net cash provided by investing activities	10,988	3,281
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	10,845	10,814
Repurchases of common stock	(39,974)	(3,738)
Net cash provided by (used in) financing activities	(29,129)	7,076
Effect of exchange rate changes on cash and cash equivalents	67	(39)
Net increase (decrease) in cash and cash equivalents	(862)	25,009
Cash and cash equivalents at beginning of period	43,162	63,409
Cash and cash equivalents at end of period	$42,300	$88,418

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Company and Basis of Presentation
Company
Calix, Inc. (together with its subsidiaries, “Calix” or the “Company”) was incorporated in August 1999 and is a Delaware corporation. The Company develops, markets and sells an appliance-based platform, cloud and managed services that focus on the subscriber-facing network, the portion of the network that governs available bandwidth and determines the range and quality of services that can be offered to subscribers. These platform, cloud and managed services enable broadband experience providers (“BXPs”) of all sizes to innovate and transform their businesses. The Company’s BXP customers are empowered to utilize real-time data and insights from the Calix platform to simplify their businesses and deliver experiences that excite their subscribers. These insights enable BXPs to grow their businesses through increased subscriber acquisition, loyalty and revenue, thereby increasing the value of their businesses and contributions to their communities.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from the audited financial statements at that date.
The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first quarter ending on the Saturday closest to March 31st. As a result, the Company had one less day in the three months ended March 29, 2025 than for the three months ended March 30, 2024. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s significant accounting policies did not change during the three months ended March 29, 2025.
Newly Adopted Accounting Standard
The Company did not adopt any new accounting standards during the three months ended March 29, 2025 that were significant to the Company.

Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the three months ended March 29, 2025 as compared with the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, that are significant or expected to be significant to the Company.

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
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as other expense, net. Realized gains and losses were not significant for the three months ended March 29, 2025 and March 30, 2024.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	March 29, 2025	December 31, 2024
Cash and cash equivalents:
Cash	$15,727	$20,664
Commercial paper	17,636	10,058
Money market funds	8,937	4,890
U.S. government securities	—	7,550
Total cash and cash equivalents	42,300	43,162
Marketable securities:
Corporate debt securities	126,497	123,701
U.S. government securities	49,036	66,582
Commercial paper	31,979	22,715
U.S. government agency securities	19,875	24,411
Certificates of deposit	12,623	16,520
Total marketable securities	240,010	253,929
	$282,310	$297,091
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities. The amortized cost and fair value of marketable securities were as follows (in thousands):

As of March 29, 2025	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
Corporate debt securities	$126,179	$318	$126,497
Commercial paper	49,624	(9)	49,615
U.S. government securities	48,915	121	49,036
U.S. government agency securities	19,838	37	19,875
Certificates of deposit	12,612	11	12,623
	$257,168	$478	$257,646

As of December 31, 2024	Amortized Cost	Unrealized Gains, net	Fair Value
Corporate debt securities	$123,519	$182	$123,701
U.S. government securities	74,118	14	74,132
Commercial paper	32,766	7	32,773
U.S. government agency securities	24,380	31	24,411
Certificates of deposit	16,505	15	16,520
	$271,288	$249	$271,537

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

The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of March 29, 2025	Level 1	Level 2	Total
Money market funds	$8,937	$—	$8,937
U.S. government securities	49,036	—	49,036
Corporate debt securities	—	126,497	126,497
Commercial paper	—	49,615	49,615
U.S. government agency securities	—	19,875	19,875
Certificates of deposit	—	12,623	12,623
	$57,973	$208,610	$266,583

As of December 31, 2024	Level 1	Level 2	Total
Money market funds	$4,890	$—	$4,890
U.S. government securities	74,132	—	74,132
Corporate debt securities	—	123,701	123,701
Commercial paper	—	32,773	32,773
U.S. government agency securities	—	24,411	24,411
Certificates of deposit	—	16,520	16,520
	$79,022	$197,405	$276,427
5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	March 29, 2025	December 31, 2024
Accounts receivable	$75,943	$79,632
Allowance for doubtful accounts	(432)	(311)
	$75,511	$79,321

Inventory consisted of the following (in thousands):

	March 29, 2025	December 31, 2024
Components	$11,327	$21,735
Finished goods	89,508	80,992
	$100,835	$102,727
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 29, 2025	December 31, 2024
Supplier deposits	$58,451	$62,620
Prepaid expenses and other current assets	44,893	42,976
	$103,344	$105,596
Property and equipment, net consisted of the following (in thousands):

	March 29, 2025	December 31, 2024
Test equipment	$59,697	$57,595
Computer equipment	14,999	14,561
Software	11,149	11,146
Leasehold improvements	2,125	2,173
Furniture and fixtures	1,273	1,268
Total	89,243	86,743
Accumulated depreciation and amortization	(58,411)	(55,590)
	$30,832	$31,153
Accrued liabilities consisted of the following (in thousands):

	March 29, 2025	December 31, 2024
Compensation and related benefits	$23,074	$36,004
Component inventory held by suppliers	10,616	8,855
Taxes payable	5,794	5,048
Professional and consulting fees	5,294	5,385
Current portion of warranty	4,112	5,288
Operating leases	3,661	4,303
Customer advances or rebates	3,209	4,882
Insurance	2,393	2,019
Product returns	2,016	2,428
Operations	1,764	1,735
Freight	1,548	1,640
Other	6,390	6,580
	$69,871	$84,167
Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Balance at beginning of period	$7,287	$8,029
Accruals for product warranty	(295)	339
Cost of warranty claims	(919)	(713)
Balance at end of period	$6,073	$7,655

6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of March 29, 2025 (in thousands):

Period	Future Minimum Lease Payments
Remainder of 2025	$3,377
2026	1,721
2027	1,254
2028	708
2029 and thereafter	340
Total future minimum lease payments	7,400
Less imputed interest	(361)
$7,039

As of March 29, 2025, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$3,661
Operating leases	3,378
$7,039
The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $1.9 million and are included in the table above. In December 2024, the Company entered into a new headquarters office lease agreement for 23,000 square feet in San Jose, California. The lease is expected to commence in August 2025 for a term of 90 months. The future minimum lease payments of $8.9 million are not included in the table above.
The weighted average discount rate for the Company’s operating leases as of March 29, 2025 was 4.7%. The weighted average remaining lease term as of March 29, 2025 was 2.6 years.
For the three months ended March 30, 2024 and March 29, 2025, rent expense was $1.1 million for each respective period. Cash paid within operating cash flows for operating leases was $1.2 million and $1.1 million for the three months ended March 29, 2025 and March 30, 2024, respectively.
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
The Company has from time to time, and subject to certain conditions, reimbursed certain suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that exceed projected demand. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. The estimated excess and obsolete component liabilities related to manufacturing and engineering change orders, termination of manufacturing partners and other factors are recorded against Supplier Deposits in “Prepaid expenses and other current assets” or included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets, because the corresponding component parts have not been received or paid for by the Company. The Company records the related charges in “Cost of revenue” in its Condensed Consolidated Statements of Comprehensive Income (Loss).

As of March 29, 2025 and December 31, 2024, the Company had approximately $153.3 million and $138.8 million, respectively, of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs.
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
7. Stockholders’ Equity
2019 Equity Incentive Award Plan
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, are eligible to receive awards under the 2019 Equity Incentive Award Plan (the “2019 Plan”). The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards and dividend equivalents to eligible individuals. As of March 29, 2025, there were 0.6 million shares available for issuance under the 2019 Plan.
In February 2025, stock option awards exercisable for up to an aggregate of 3.1 million shares of common stock were granted to certain members of the Company’s leadership team with a grant date exercise price of $39.68 per share. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net operating income for 2025 (collectively, the “2025 Performance Targets”) during the one-year performance period. The stock option awards will vest, subject to certification by the Compensation Committee of the Company’s Board of Directors upon the achievement of the 2025 Performance Targets, as to 25% of the shares of common stock earned on the one year anniversary of the date of grant, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. If the combined non-GAAP net operating income target and the bookings target are achieved below 50% of target, 50% of the shares would be awarded, and the balance would be forfeited. If the combined target is achieved at the minimum threshold of 50% of target, then 75% of the shares would be awarded, with an increasing percentage of shares awarded above the minimum thresholds up to 100% of the granted shares for each target. Each target result is then weighted by 50% and the combined total determines the percent of target shares. The maximum combined award is 100%. The probability of meeting the performance conditions was assessed to be probable as of March 29, 2025, and stock-based compensation expense of $4.1 million was recognized for the three months ended March 29, 2025.
In March 2025, stock option awards exercisable for up to an aggregate of 0.2 million shares of common stock were granted with a grant date weighted-average exercise price of $39.30 per share. These stock option awards vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter over an additional three years.
During the three months ended March 29, 2025, 46,000 shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $31.47 per share. As of March 29, 2025, unrecognized stock-based compensation expense of $106.7 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.4 years.
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
The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of March 29, 2025, there were 4.1 million shares available for issuance under the ESPP. During the three months ended March 29, 2025, 0.2 million shares were purchased under the ESPP. As of March 29, 2025, unrecognized stock-based compensation expense of $0.9 million related to the ESPP is expected to be recognized over a remaining service period of 0.4 years.
The NQ ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their eligible recurring compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The NQ ESPP provides quarterly offering periods from February 8th through May 7th, May 8th through August 7th, August 8th through November 7th and November 8th through February 7th of each year, with a maximum of 0.35 million shares allocated per purchase period. The maximum number of shares of common stock currently authorized for issuance under the NQ ESPP is 7.5 million shares. As of March 29, 2025, there were 2.0 million shares available for issuance under the NQ ESPP. During the three months ended March 29, 2025, 0.2 million shares were purchased and issued. As of March 29, 2025, unrecognized stock-based compensation expense of $12.0 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 0.8 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Cost of revenue	$780	$636
Sales and marketing	6,469	4,850
Research and development	5,081	4,515
General and administrative	7,415	6,855
	$19,745	$16,856
Income tax benefit recognized	$1,494	$3,312
Stock Repurchase Program
The Company maintains a common stock repurchase program. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases depends on prevailing stock prices, general economic and market conditions and other considerations consistent with the Company’s capital allocation strategy. The repurchase program does not obligate the Company to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the three months ended March 29, 2025, the Company purchased 1.2 million shares of common stock for $40.0 million at an average price per share of $34.56. As of March 29, 2025, the remaining authorized balance under this program was $62.9 million. In April 2025, the Company’s Board of Directors authorized a $100.0 million increase to this program.
8. Revenue from Contracts with Customers
Contract Asset
Contract assets include amounts recognized as revenue prior to the Company’s contractual right to bill the customer. Amounts are billed in accordance with the agreed-upon contractual terms. Contract assets were $3.2 million as of March 29, 2025 as compared to $2.8 million as of December 31, 2024, and are included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The Company expects to bill 36% of the March 29, 2025 balance during 2025.
Contract Liability
Deferred revenue was $50.8 million and $47.6 million as of March 29, 2025 and December 31, 2024, respectively. The increase in the deferred revenue balance for the three months ended March 29, 2025 was driven by cash payments received or due in advance of satisfying the Company’s performance obligations offset by $11.0 million of revenue recognized that was included in the deferred revenue balance at the beginning of the period.
Revenue allocated to remaining performance obligations (“RPOs”) represents contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods but excludes variable consideration where the monthly invoicing is based on usage or where actual usage exceeds the minimum commitment. RPOs were $340.4 million as of March 29, 2025, and the Company expects to recognize as revenue 38% of this amount over the next 12 months and nearly all of the remainder over the two years thereafter.

Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of March 29, 2025 and December 31, 2024, the unamortized balance of deferred commissions was $17.6 million and $17.9 million, respectively. For the three months ended March 29, 2025 and March 30, 2024, the amount of amortization was $2.7 million and $2.0 million, respectively. There was no impairment loss in relation to the costs capitalized for these periods.
Concentration of Customer Risk
No customer accounted for more than 10% of the Company’s revenue for the three months ended March 29, 2025 and March 30, 2024.
Two customers represented 13% and 12% of the Company’s total receivables as of March 29, 2025 and one customer represented 11% and 21% of the Company’s total receivables as of March 29, 2025 and December 31, 2024, respectively.
9. Segment Information
The Company develops, markets and sells an appliance-based broadband platform, cloud and managed services, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who reviews financial information presented on a Company-wide basis, for purposes of allocating resources and evaluating financial performance. The CODM assesses the performance of the single segment and allocates resources based on revenue and measures derived from gross margin and operating income (loss) that is reported in the Condensed Consolidated Statements of Comprehensive Income (Loss). In addition, the CODM uses a measure derived from operating expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) to monitor budget versus actual results to determine the Company’s and management’s performance. The Company does not have intra-entity sales or transfers. The measure of the single segment assets is the consolidated assets in the Condensed Consolidated Balance Sheet. The accounting policies of the single segment are the same as described in the significant accounting policies.
Geographic Information:
A summary of revenue disaggregated by geographic region based upon the location of the customers was as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
United States	$211,179	$210,089
Americas ex U.S.	5,468	7,136
Europe	2,528	6,860
Rest of world	1,067	2,225
	$220,242	$226,310
The Company’s property and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands):

	March 29, 2025	December 31, 2024
United States	$27,180	$27,601
China	2,918	2,818
India	734	734
	$30,832	$31,153

Selected Financial Information:
The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Revenue	$220,242	$226,310
Adjusted cost of revenue (1)	(96,456)	(102,141)
Adjusted sales and marketing operating expenses (2)	(51,590)	(49,047)
Adjusted research and development operating expenses (3)	(38,899)	(39,907)
Adjusted general and administrative operating expenses (4)	(19,335)	(19,435)
Other segment items (5)	(20,043)	(17,812)
Interest income and other expenses, net	3,091	2,500
Income taxes	(1,797)	(365)
Net income (loss)	$(4,787)	$103

(1) GAAP cost of revenue adjusted for stock-based compensation and intangible asset amortization.
(2) GAAP sales and marketing operating expenses adjusted for stock-based compensation.
(3) GAAP research and development operating expenses adjusted for stock-based compensation.
(4) GAAP general and administrative operating expenses adjusted for stock-based compensation.
(5) Other segment items consisted of stock-based compensation expense and intangible asset amortization.
10. Income Taxes
The following table presents income taxes and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 29, 2025	March 30, 2024
Income (loss) before income taxes	$(2,990)	$468
Income taxes	$1,797	$365
Effective tax rate	(60.1)%	78.0%
The Company has historically recorded its interim period provision for income taxes by applying a forecasted annual effective tax rate to year-to-date earnings and adjusting for discrete items. However, due to the level of forecasted provision for income taxes relative to the forecasted pre-tax income used in computing the effective tax rate, the effective tax rate is highly sensitive to fluctuations in pre-tax income and does not provide a reasonable estimate for income taxes in the interim period. As such, the Company has computed its provision for income taxes for the three months ended March 29, 2025 and March 30, 2024 using an actual year-to-date tax calculation. The Company plans to revert to applying a forecasted annual effective tax rate to year-to-date earnings and adjusting for discrete items once that method produces more reasonable results.
The Company’s effective tax rate for the three months ended March 29, 2025 differed from the statutory federal corporate tax rate of 21% primarily due to state taxes, the effect of non-deductible stock-based compensation for executive officers, excess tax expense from stock-based compensation offset by the favorable impact of U.S. federal research tax credits and the U.S. tax impact of foreign operations. The Company’s effective tax rate for the three months ended March 30, 2024 differed from the statutory federal corporate tax rate of 21% primarily due to state taxes and the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of U.S. federal research tax credits, excess tax benefits from stock-based compensation and the U.S. tax impact of foreign operations.
The Company maintained a valuation allowance of $30.6 million for the three months ended March 29, 2025, compared to $29.9 million for the three months ended March 30, 2024, on certain U.S. federal and state deferred tax assets that the Company believes are not more likely than not to be realized in future periods.

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
11. Net Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 29, 2025	March 30, 2024
Numerator:
Net income (loss)	$(4,787)	$103
Denominator:
Weighted-average common shares outstanding used to compute basic net income (loss) per share	66,027	65,338
Effect of dilutive common stock equivalents	—	2,781
Weighted-average common shares outstanding used to compute diluted net income (loss) per share	66,027	68,119
Net income (loss) per common share:
Basic net income (loss) per common share	$(0.07)	$0.00
Diluted net income (loss) per common share	$(0.07)	$0.00
Potentially dilutive shares excluded, weighted average	13,746	7,413
Potentially dilutive shares have been excluded from the computation of diluted net income (loss) per common share when their effect is antidilutive. These antidilutive shares were primarily from stock options.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue or other financial items, any statement of or concerning the following: the plans and objectives of management for future operations, proposed new products or licensing, product development, anticipated customer demand or capital expenditures, anticipated growth and trends in our business and industry, future economic and/or market conditions or performance and assumptions underlying any of the above. In some cases, forward-looking statements can be identified by the use of terminology such as “could,” “may,” “will,” “would,” “expects,” “believes,” “intends,” “plans,” “anticipates,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative thereof or other comparable terminology. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including those identified in the Risk Factors discussed in Part II, Item 1A, of this Quarterly Report on Form 10-Q, as well as in other sections of this report and in our Annual Report on Form 10-K for the year ended December 31, 2024. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
Overview
We develop, market and sell our appliance-based platform, cloud and managed services that enable service providers of all types and sizes to innovate and transform their businesses. For our customers to successfully transform their businesses into the innovative BXPs of the future, they require actionable data for critical business functions such as network operations, customer support and marketing. However, this data is often trapped in disparate systems or departmental silos. Our platform, which includes Calix Cloud, Unlimited Subscriber and Intelligent Access, gathers, analyzes and applies machine learning to deliver real-time insights seamlessly to each key business function. Our customers utilize these insights to simplify network operations, marketing and customer support and innovate for their customers, business and municipal subscribers by delivering a growing portfolio of SmartLifeTM managed services and experiences. This enables BXPs to grow their businesses through increased subscriber acquisition, loyalty and revenue and to reduce their operating costs, while creating value for their members, investors and the communities they serve.
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
Revenue fluctuations result from many factors, including, but not limited to: increases or decreases in customer orders for our products and services, global economic and geopolitical events and conditions, including tariffs, trade controls, inflation, economic downturns and market, financial or other factors such as government stimulus that may delay or materially impact customer purchasing decisions, non-availability of products due to supply chain challenges, including component and labor shortages and increasing lead times as well as disruptions as a result of pandemics or natural disasters, contractual terms with customers that result in delayed revenue recognition and varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers have in the past spent less in the first quarter as they are finalizing their annual budgets, and in certain regions, customers are challenged by winter weather conditions that inhibit fiber deployment in outside infrastructure. In recent years, as our revenue from our large customers decreased, we have experienced less year-end volatility due to capital budgetary spending or freezing. This, combined with an increase in recurring revenue, has resulted in smaller seasonal fluctuations, and we expect this trend to continue. Our revenue is also dependent upon our customers’ success in growing their subscribers, timing of purchases, capital expenditure plans and decisions to upgrade their networks or adopt new technologies, including adoption of our software and cloud platform solutions, as well as our ability to grow our customer base.

Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue for the three months ended March 29, 2025 include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty, incurrence of retrofit costs, amortization of intangibles, support fees for silicon-related development work for our products, allowances for obligations to our suppliers, and inventory write-downs. Factors that we expect may impact our cost of revenue in future periods include the same as in the prior quarter and changes in trade policies. For example, in April 2025, the U.S. President signed an executive order increasing tariffs on imports from numerous countries, including China and other Asian countries where our sole-source or limited-source suppliers are located. Consequently, absent policy changes, these actions will increase our cost of revenue. We are currently evaluating the actions we may be able to take to mitigate such costs as we navigate this challenging and dynamic operating environment. In addition, we periodically ship by air versus by ocean in order to meet delivery commitments to our customers, which is more costly. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
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
Our critical accounting policies and estimates, which are revenue recognition and inventory valuation and supplier purchase commitments, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For the three months ended March 29, 2025, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the three months ended March 29, 2025 as compared with the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2024 that are significant or expected to be significant to us.

Results of Operations
Comparison of the Three Months Ended March 29, 2025 and March 30, 2024
Revenue
The following table sets forth our revenue by customer size (dollars in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024	Variance in Dollars	Variance in Percent
Large	$21,644	$16,105	$5,539	34%
Medium	24,861	27,886	(3,025)	(11)%
Small	173,737	182,319	(8,582)	(5)%
	$220,242	$226,310	$(6,068)	(3)%
Our revenue decreased by $6.1 million for the three months ended March 29, 2025 as compared to the corresponding period in 2024. As with others in the telecommunication industry, our business went through a period of adjustments following the COVID pandemic, which resulted in fewer purchases in 2024 such that our revenue hit its lowest level since the second quarter of 2022 in the second quarter of 2024. Since then, our quarterly revenue has grown sequentially. The decrease in revenue in the small- and medium-customer segment was primarily due to the industry slowdown in 2024, caused by factors such as order normalization, consideration of the U.S. Department of Commerce National Telecommunications and Information Administration’s, or NTIA’s, Broadband Equity, Access and Deployment, or BEAD, program and evaluation of business models given relatively low subscriber attach rates. The increase in revenue in the large-customer segment was primarily due to a demand pull forward by a customer.
For the three months ended March 29, 2025, United States revenue was $211.2 million, or 96% of our revenue, compared to $210.1 million, or 93% of our revenue for the same period in 2024. International revenue was $9.1 million, or 4% of our revenue, for the three months ended March 29, 2025, as compared to $16.2 million, or 7% of our revenue, for the same period in 2024. The decrease in international revenue for the three months ended March 29, 2025, as compared to the same period in 2024, was mainly due to lower shipments to Europe and to a lesser extent the Americas outside the United States.
No customer accounted for more than 10% of the Company’s revenue for the three months ended March 29, 2025 and March 30, 2024.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024	Variance in Dollars	Variance in Percent
Gross profit	$122,708	$122,577	$131	—%
Gross margin	55.7%	54.2%
Gross profit was relatively flat comparing the three months ended March 29, 2025 to the corresponding period in 2024. Our gross margin increased by 150 basis points for the three months ended March 29, 2025, compared to the corresponding period in 2024, primarily related to the continued growth in our platform, cloud and managed services being a greater percentage of our total revenue.
Operating Expenses
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024	Variance in Dollars	Variance in Percent
Sales and marketing expenses	$58,059	$53,897	$4,162	8%
Percent of revenue	26%	24%

Sales and marketing expenses for the three months ended March 29, 2025 increased by $4.2 million compared with the corresponding period in 2024 primarily due to increases in personnel expenses of $2.8 million, stock-based compensation of $1.6 million and travel expenses of $0.7 million. These increases were partially offset by decreases in outside services of $0.4 million and depreciation and amortization of $0.4 million.
For the three months ended March 29, 2025, sales and marketing expenses as a percentage of revenue increased to 26% from 24% in the same period in 2024 due to lower revenue and the increases described above. We expect our investments in sales and marketing will increase slightly in absolute dollars on a year-over-year basis, but decline as a percentage of revenue, as we continue to land new customers and expand our platform, cloud and managed services.
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024	Variance in Dollars	Variance in Percent
Research and development expenses	$43,980	$44,422	$(442)	(1)%
Percent of revenue	20%	20%
Percentage of gross profit	36%	36%
Research and development expenses for the three months ended March 29, 2025 decreased by $0.4 million as compared with the corresponding period in 2024 mainly due to decreases in personnel expenses of $1.4 million and outside services of $1.2 million. These decreases were partially offset by increases in prototypes and test equipment expenses of $0.7 million, stock-based compensation of $0.6 million and depreciation and amortization of $0.4 million.
For the three months ended March 29, 2025, research and development expenses as a percentage of revenue was flat compared to the same period in 2024. We expect our investments in research and development to remain relatively flat in absolute dollars in the short term, and decline as a percentage of revenue, as we continue to expand the functionality and capabilities of our platform, cloud and managed services.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024	Variance in Dollars	Variance in Percent
General and administrative expenses	$26,750	$26,290	$460	2%
Percent of revenue	12%	12%
General and administrative expenses for the three months ended March 29, 2025 increased by $0.5 million as compared with the corresponding period in 2024 mainly due to increases in personnel expenses of $1.6 million and stock-based compensation of $0.6 million. These increases were partially offset by decreases in professional services expenses of $1.8 million.
For the three months ended March 29, 2025, general and administrative expenses as a percentage of revenue were flat compared to the same period in 2024. We expect our general and administrative investments to be fairly constant in absolute dollars in the near term, but decline as a percentage of revenue.
Interest and Other Expense, net
The following table sets forth our interest and other expense, net (dollars in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024	Variance in Dollars	Variance in Percent
Interest and other expense, net	$3,091	$2,500	$591	24%
Percent of revenue	1%	1%

Interest and other expense, net increased by $0.6 million as compared with the corresponding period in 2024 mainly due to a larger cash and marketable securities balance.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024	Variance in Dollars	Variance in Percent
Income taxes	$1,797	$365	$1,432	392%
Effective tax rate	(60.1)%	78.0%
For the three ended March 29, 2025, our income tax expense was $1.8 million for an effective tax rate of (60.1)%, which differed from the statutory rate of 21% primarily due to the effect of non-deductible stock-based compensation for executive officers and excess tax expense from stock-based compensation offset by the favorable impact of U.S. federal research tax credits and the U.S. tax impact of foreign operations. The effective tax rates for the three months ended March 29, 2025 are lower than the corresponding period in 2024 primarily as a result of lower pre-tax earnings with a relatively consistent level of non-deductible expenses.
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
Liquidity and Capital Resources
For the past few years as our business grew and was profitable, we have funded our operations and investing activities from cash flow generated from our operations as well as the issuance of common stock under our equity incentive plans. As of March 29, 2025, we had cash, cash equivalents and marketable securities of $282.3 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government and its agency securities, corporate debt securities and commercial paper.
Operating Activities
Net cash provided by operating activities was $17.2 million for the three months ended March 29, 2025 and consisted of a net loss of $4.8 million offset by non-cash charges of $21.4 million and cash flow increases of $0.6 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $19.7 million and depreciation and amortization of $4.3 million partially offset by deferred income taxes of $1.5 million and the net accretion of available-for-sale securities of $1.1 million.
Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in accounts receivable of $3.8 million due to the timing of customer payments, an increase in deferred revenue of $3.2 million driven by support contract renewals, a decrease in prepaid expenses and other assets of $2.8 million mainly due to a reduction in our inventory deposits and an increase in accounts payable of $3.5 million due to the timing of inventory receipts. This was partially offset by a decrease in accrued liabilities of $14.6 million relating to various factors including a decrease in incentive compensation related accruals.
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

Investing Activity
For the three months ended March 29, 2025, cash provided by investing activities of $11.0 million consisted of net purchases of marketable securities of $15.3 million and partially offset by capital expenditures of $4.3 million, consisting primarily of purchases of test and computer equipment.
For the three months ended March 30, 2024, cash provided by investing activities of $3.3 million consisted of net maturities of marketable securities of $7.0 million partially offset by capital expenditures of $3.7 million, consisting primarily of purchases of test and computer equipment.
Financing Activities
Net cash used in financing activities of $29.1 million for the three months ended March 29, 2025 primarily consisted repurchases of our common stock of $40.0 million partially offset by proceeds from the issuance of common stock related to our equity plans of $10.8 million.
Net cash provided by financing activities of $7.1 million for the three months ended March 30, 2024 primarily consisted of proceeds from the issuance of common stock related to our equity plans of $10.8 million partially offset by repurchases of our common stock of $3.7 million.
Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, normal recurring trade payables, compensation-related and expense accruals, operating leases and revenue-share obligations. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. Furthermore, we have a common stock repurchase program, which had $62.9 million available as of March 29, 2025. In April 2025, our Board of Directors authorized a $100.0 million increase to this program. Our stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.
We believe, based on our current operating plan and expected operating cash flows, that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. If we are unable to generate sufficient cash flows or obtain other sources of liquidity, we will be forced to limit or terminate our stock repurchase program, limit our development activities, reduce our investment in growth initiatives and/or institute cost-cutting measures, all of which may adversely impact our business and potential growth.
Contractual Obligations and Commitments
Our principal commitments as of March 29, 2025 consisted of contractual obligations under non-cancelable outstanding purchase obligations and operating lease obligations for office space. The following table summarizes our contractual obligations as of March 29, 2025 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$263,315	$149,736	$80,830	$31,645	$1,104
Operating lease obligations (2)	16,305	4,007	5,140	3,331	3,827
	$279,620	$153,743	$85,970	$34,976	$4,931

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of March 29, 2025, we had cash, cash equivalents and marketable securities of $282.3 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities because of changes in interest rates.
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

	Three Months Ended
	March 29, 2025	March 30, 2024
USD	83%	84%
RMB	6%	6%
CAD	5%	5%
INR	4%	3%
GBP	2%	2%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, INR, CAD and GBP, our operating expenses for the first three months of 2025 would have decreased or increased by approximately $2.2 million, or approximately 2%.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 29, 2025 was a net translation gain of $0.1 million. This gain is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive income (loss).”
Transaction Exposure
We have certain assets and liabilities, primarily accounts receivable and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain assets denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to two months. As of March 29, 2025, we had no forward contracts outstanding. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Condensed Consolidated Statements of Comprehensive Income (Loss). During the three months ended March 29, 2025, the net loss we recognized related to these foreign currency denominated assets and liabilities was approximately $0.3 million.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of March 29, 2025, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
ITEM 1A. Risk Factors
We have identified the following additional risks and uncertainties that may affect our business, financial condition and/or results of operations. The risks described below include any material changes to and supersede the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on February 21, 2025. Investors should carefully consider the risks described below, together with the other information set forth in this Quarterly Report on Form 10-Q, before making any investment decision. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
Business and Operational Risks
The imposition of new duties, tariffs, trade barriers and retaliatory countermeasures implemented by the U.S. and other governments and resulting impact on customer demand may have a material adverse effect on our business, financial condition and results of operations.
The implementation of significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, significant new tariffs on goods imported into the U.S., have introduced uncertainty to our business and will increase the cost of our manufactured products and components sourced outside of the U.S., which will result in an increase to our cost of revenue and a reduction in our gross margin. In response, China announced additional tariffs on U.S. goods and new export control restrictions. The imposition of additional tariffs or other trade barriers by countries outside of the U.S may increase our costs in these markets, and to the extent these increased costs result in increased prices for our customers, the demand for our products may decrease as our customers seek alternative sourcing, making it more difficult for us to sell our products in some markets.
The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Other countries where we operate or sell our products may themselves change their own policies on trade as well, which may affect future business and foreign investment in their respective countries. U.S. and foreign policy changes and uncertainty about such changes has resulted in increased market volatility and currency exchange rate fluctuations. To the extent dissatisfaction with U.S. government policy results in U.S.-based suppliers being disfavored over foreign-based alternatives, it may diminish demand for our products with such customers and cause them to find alternative sourcing or otherwise make it more difficult for us to sell more products to these customers.
As a result of these dynamics, we may find it difficult to predict the impact to our business of these and future changes to the trading relationships between the U.S. or other countries or the impact on our business of new laws or regulations adopted by the U.S. or other countries.
If we do not successfully execute our business strategy to increase our sales to new and existing BXPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted.
Our growth depends upon our ability to increase sales to existing and new service providers of all types and sizes, and the execution of our strategy to increase sales to BXPs involves significant risk. The majority of our revenue is not recurring, and our customers generally have no committed purchase requirements, may cancel orders or cease purchasing our products at any time. If our customers stop purchasing our products for any reason, our business and results of operations would be harmed. If we are unable to increase our sales to new and existing BXPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted. Our strategy includes investing in regional sales teams and select channel partners to sell to smaller regional broadband service providers. A large portion of our current sales are to customers with smaller regional networks and limited capital expenditure budgets. The spending patterns of many of these customers are generally less formal than larger service providers and often characterized by small and sporadic purchases, and the potential revenue from any one of these customers is limited. We rely primarily on channel partners, including value added resellers, internationally and for certain U.S. markets. We face fierce competition for business with key channel partners. If we are unable to engage channel partners, we may fail to grow our sales, or our sales may be reduced. Furthermore, we rely on our channel partners to promote and sell our products. The loss of a key channel partner or the failure of our partners to provide adequate services could have a negative effect on customer satisfaction and could cause harm to our business.
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
Particular risks associated with management of our global supply chain operations include the following:
•Manufacturing constraints, shortages and other disruptions. We do not have internal manufacturing capabilities and rely solely on a small number of contract manufacturers, or CMs, and original design manufacturers, or ODMs, to manufacture and supply our products. Our business operations and ability to supply our products are highly dependent upon our ability to secure adequate third-party manufacturing capabilities and capacity and to effectively manage those third parties to meet our business needs. Our dependence solely on third-party manufacturers makes us vulnerable to possible supply and capacity constraints and reduces our control over manufacturing disruptions due to component availability, extended lead times, delivery schedules, quality, manufacturing yields and increased costs. Some of these risks occur from time to time in our business. If these disruptions and constraints are prolonged, or if these manufacturers do not have the ability or business continuity plans to fulfill their obligations to us, our business could be disrupted. If we cannot effectively manage our vendors or if we fail to invest adequate resources to manage our supply chain operations, our ability to meet customer orders and generate revenue may be negatively impacted. A substantial portion of our manufacturing is done at facilities outside of the U.S., largely in Asia, which presents increased supply risk, including the risk of supply interruptions, delays, shortages or reductions in manufacturing quality or controls. In addition, these supply interruptions, delays and shortages could impair our ability to meet our customer requirements, require us to pay higher prices or incur expedite fees, which would harm our business and negatively impact our gross margin and results of operations. Our international manufacturing also creates risks and uncertainties associated with regulatory changes or government actions such as local business requirements, trade restrictions and tariffs, economic sanctions or related legislation, which may complicate our export and import activities, be disruptive to the operations of our manufacturers and logistics partners or result in higher product and shipping costs and variability of supply. Manufacturing in Asia further heightens our risk of meeting customer delivery requirements as we rely upon third-party logistics companies to transport and import significant volumes of products to the U.S. where we generate a substantial majority of our revenue. These supply chain risks are further increased by periodic shipping backlogs at ports and similar disruptions to transportation infrastructure.
•Limited sources and sole-sourced supply. We are dependent upon sole-source or limited-source suppliers for some key product components such as chipsets and certain of our application-specific integrated circuit processors and resistor components, including certain components sourced solely through suppliers located in China and other Asian countries. Any of these suppliers could stop producing our components, raise the prices they charge us, be subject to higher product tariffs, epidemics or other conditions that disrupt their operations, cease operations or enter into exclusive arrangements with our competitors, consequently affecting our operations and results. For example, we have experienced disruptions in our supply of certain components that we source from suppliers in China and other Asian countries due to production disruptions, factory closures and longer lead times for components and from uncertainty around trade and tariff policies between the U.S. and these countries, which has caused delays in our product supply. Being dependent upon a limited number of suppliers constrains our ability to mitigate these disruptions in our supply chain, particularly if such disruptions are prolonged. This may adversely affect our ability to obtain components and materials needed to manufacture our products at acceptable prices or at all. These risks would adversely affect our ability to meet scheduled product deliveries to our customers, increase costs and in turn harm our business and results of operations.
•Limitations on ability to manage third-party risks. Our business with certain third-party manufacturers may represent a relatively small percentage of their revenue. Consequently, our orders may not be given adequate priority if such manufacturers have to allocate limited capacity among competing customers. This could delay supplies of product to us or limit our ability to ramp product volumes within desired timeframes. If any of our manufacturing partners are unable or unwilling to continue manufacturing our products in required volumes and at high quality levels, we would have to identify, qualify and select acceptable alternative manufacturers. The time it takes to qualify new third-party manufacturers could disrupt our ability to maintain continuous supply of product to meet customer requirements. An alternative manufacturer may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality. In addition, we and/or our manufacturers may not be able to negotiate commercially reasonable terms and sufficient quantities of component supplies with component and materials suppliers to meet our manufacturing needs because our purchase volumes may be too low for us to be considered a priority customer for securing supplies, particularly when there are shortages or limited availability of key components and materials. As a result, suppliers could stop selling to us and our manufacturers at commercially reasonable prices, or at all. While we have worked to mitigate the cost impact from historical price increases, our efforts may not be successful with respect to increases arising from product tariffs recently announced by the U.S. Any such interruption or delay may force us and our manufacturers to seek components or materials from alternative sources, which may not be available, or result in higher prices. Switching suppliers could also force us to redesign our products to accommodate new components and could require us to re-qualify our products with our customers, which would be costly and time consuming. A significant interruption in manufacturing or supply availability for any of these reasons would reduce supply to our customers, which would result in lost revenue and harm our customer relationships.
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
We have a history of fluctuations in our quarterly and annual gross margin and operating results, including fluctuations due to factors outside of our control. Factors that impact variability of our operating results include our ability to predict our revenue and reduce and control our costs, our ability to predict product functions and features desired by our customers, the impact of global economic and geopolitical events and conditions, including tariffs, trade controls, inflation, market instability and economic downturns, our ability to effectively manage our global supply chain operations, our ability to effectively manage third parties upon whom we depend to conduct our business, our customers’ spending patterns and purchasing decisions, the impact of competition, customer adoption of our products, our ability to manage our legal, contractual and regulatory obligations and liabilities and other risk factors identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in this “Risk Factors” section. Our gross margin is further impacted by customer, geographic and product mix, the impact of competition on our prices, our ability to manage our costs associated with components and materials, excess and obsolescence, expedite fees and logistics-related activities, contractual commitments and other product costs. Fluctuating results make it difficult to predict our future performance and could cause the market price of our stock to decline. We expect to continue to incur significant expenses and cash outlays as we seek to expand our business and operations and target new customer opportunities. Given our growth objectives and the intense competitive pressures we face, our operating expenses may increase at unexpected levels, and we may be unable to maintain positive operating income. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the market price of our stock would likely decline.
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

Macroeconomic and Industry Risks
Our business depends upon the capital spending patterns and decisions of BXPs, and any decrease or delay in capital spending by BXPs due to the timing and availability of capital and other causes would reduce our revenue and harm our business.
Demand for our products depends on the magnitude and timing of capital spending by BXPs as they construct, expand, upgrade and maintain their access networks as well as BXPs’ adoption of our platform and managed services. Capital spending is cyclical in our industry, sporadic among individual BXPs and can change on short notice, which gives us little visibility into changes in spending behavior in any particular quarter. Capital spending for network infrastructure projects could be delayed or canceled in response to factors outside our control, such as reduced consumer spending, challenging capital markets or declining liquidity trends. BXP spending is also affected by reductions in budgets, including as a result of a general economic downturn, delays in purchasing cycles, access to or timing of government funding programs or capital markets, and seasonality and delays in capital allocation decisions. Historically, our customers may spend less or have less deployments in the first quarter due to pending annual budgets or, in certain regions, due to weather conditions that inhibit outside fiber deployment, resulting in weaker demand for our products in the first quarter. Softness in demand in any of our customer markets, including due to macroeconomic conditions beyond our control or uncertainties associated with regulatory reforms, has and could in the future lead to unexpected decline or slowdown in customer capital expenditures. Further, BXPs may pursue capital investment in network technologies other than those offered by us or may choose not to adopt our products and platform solutions in their networks. Reductions in capital expenditures by BXPs would have a material negative impact on our revenue and results of operations and slow our rate of revenue growth. As a consequence, our results for a particular period may be difficult to predict, and our prior results are not necessarily indicative of results in future periods.
Government-sponsored programs and U.S. federal government shutdowns could impact the timing and buying patterns of BXPs, which may cause fluctuations in our operating results.
We sell to broadband service providers and BXPs, including U.S.-based independent operating companies, or IOCs, which rely significantly upon interstate and intrastate access charges and federal and state subsidies in the form of grants and other funding, such as the Federal Communications Commission’s, or FCC’s, Rural Digital Opportunity Fund, the CARES Act Enhanced Alternative Connect America Cost Model, or the American Rescue Plan Act. The FCC and some states may change such payments and subsidies, which could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as U.S. Department of Agriculture’s Rural Utility Service or NTIA’s BEAD program loans and grants, to finance capital spending. These government-supported loan programs and grants generally include conditions such as deployment criteria, domestic preference provisions and other requirements that apply to the project and selected equipment as conditions for funding. For example, the U.S. government passed The Infrastructure Investment Jobs Act, which charged the NTIA with establishing the BEAD Program and ensuring that BEAD-funded infrastructure projects comply with the Buy America Domestic Content Procurement Preference, or Buy America Preference, of the Build America, Buy America Act, or BABA. In accordance with BABA, the U.S. Department of Commerce has issued a limited, general applicability, nonavailability waiver of the Buy America Preference to recipients of Federal financial assistance under the NTIA’s BEAD Program. Notwithstanding this waiver, certain of our products will be required to meet BABA domestic content requirements to enable certain customers to qualify for grant funding under the BEAD Program. Any failure of such products to meet BABA domestic content requirements would result in those products being ineligible for purchase and use by certain customers under the BEAD Program, and could result in lost sales, lost business opportunity, breach of warranty claims, and damage to our reputation and customer relationships.
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
Geopolitical issues, such as armed conflicts, relations between the U.S. and China, tariff and trade policy changes, and increasing potential of conflict involving countries in Asia that are critical to our supply-chain operations, such as Taiwan and China, have resulted in increasing global tensions and create uncertainty for global commerce. New or increased tariffs and other changes in U.S. trade policy, including new sanctions, have triggered and may continue to trigger retaliatory actions by affected countries or changes in demand from customers displeased with U.S. tariff and trade policy changes. Recent U.S. executive orders have resulted in tariffs on imports from numerous countries, including China and other Asian countries where our sole-source or limited-source suppliers are located. Consequently, absent policy changes, these actions will increase our cost of revenue. To the extent dissatisfaction with U.S. government policy results in U.S.-based suppliers being disfavored over foreign-based alternatives, it may diminish demand for our products with such customers and cause them to find alternative sourcing or otherwise make it more difficult for us to sell more products to these customers. The imposition of additional tariffs or other trade barriers by countries other than the U.S., including China and other Asian countries, will increase our costs in these markets, and to the extent these increased costs result in increased prices for our customers, we expect the demand for products in these markets to decrease as some of our customers seek alternative sources, making it more difficult for us to sell our products in these markets. In addition, inflation in the U.S. has affected businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn, and our platform and services are perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending. Sustained or worsening of global economic conditions and geopolitical issues may increase our cost of doing business, materially disrupt our supply chain operations, cause our customers to reduce or delay spending and intensify pricing pressures. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, demand for our products, and our business, financial condition and results of operations, could be adversely affected.
We face intense competition that could reduce our revenue and adversely affect our financial results.
The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our ability to compete successfully depends on a number of factors, including our ability to successfully develop new products and solutions that anticipate BXP and market requirements and changes in technology and industry standards; BXP acceptance and adoption of our products and solutions; our ability to differentiate our products from our competitors’ offerings based on performance, features, cost-effectiveness or other factors; our product capabilities to meet customer network requirements and preferences; and our success in marketing and selling our products and platform solutions.
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
Our industry is characterized by rapid technological advancements, and if we fail to develop new products or enhancements that meet changing BXP requirements, we could experience lower sales.
Our industry is characterized by rapid technological change, changing needs of BXPs, evolving industry standards and frequent introductions of new products and platform offerings. We invest significant amounts to pursue innovative technologies that we believe will be adopted by BXPs. For example, we have invested and plan to continue to invest resources in our platform offerings. In addition, on an ongoing basis, we expect to reposition our product and service offerings and introduce new offerings as we encounter rapidly changing BXP requirements and increasing competitive pressures. If we cannot increase sales of our new platform and services, keep pace with rapid technological developments to meet customer needs and compete with evolving standards or if the technologies we choose to invest in fail to meet customer needs or are not adopted by customers in the timeframes that we expect, our financial condition and results of operations would be adversely affected.
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
The timing of our revenue is difficult to predict. Our sales efforts often involve educating broadband service providers about the use and benefits of our platform (cloud, software and systems) and managed services, and the desirability of transforming into a BXP. BXPs typically undertake a significant evaluation process, which frequently involves not only our platform and managed services, but also those of our competitors and results in a lengthy sales cycle. Sales cycles for larger customers are relatively longer and require considerably more time and expense. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. The timing of revenue related to sales of products and services that have installation requirements may be difficult to predict due to interdependencies that may be beyond our control, such as new customer testing and turn-up protocols or other vendors’ products, services or installations of equipment upon which our products and services rely. Such delays may result in fluctuations in our quarterly revenue. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, we may not achieve our revenue forecasts, and our financial results would be adversely affected.

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
The EU GDPR and UK GDPR regulate cross-border transfers of personal data out of the European Economic Area, or the EEA, and the UK. There is currently legal complexity and uncertainty regarding international personal data transfers, and we expect this to continue. In particular, we expect the European Commission approval of the current EU-US Data Privacy Framework for data transfers to certified entities in the U.S. to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers further develops, our business, operations and financial condition could be adversely affected and we could suffer additional costs, complaints and/or regulatory investigations or fines. We may also have to stop using certain tools and vendors and make other operational changes. Further, our customers may not use our services in a manner that is compliant with applicable data privacy laws and regulations and our services may not be competitive in certain markets.We and/or our customers are also subject to evolving EU and UK privacy laws on cookies, tracking technologies, e-marketing and electronic communications. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of marketing activities conducted on behalf of our customers, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In addition, new security regulations, such as the EU’s Network and Information Security 2 Directive (NIS2) and its EU Member State transpositions, and the UK’s Telecommunications (Security) Act 2021 together with its implementing regulations impose further security obligations, including on electronic communications networks and services. We may be required to implement (and contractually commit to) additional security measures to remain a competitive vendor, as customers will need to ensure their vendors are able to meet the obligations that they are themselves subject to, or customers may choose different vendors due to our security measures. This could result in additional costs and require operational changes which could adversely affect our business, operations and financial condition.
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
We have a common stock repurchase program of which $62.9 million was available as of March 29, 2025. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with our capital allocation strategy. Stock repurchases could have an impact on our common stock trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.
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
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
We maintain a common stock repurchase program. Our repurchase activity for the three months ended March 29, 2025 was as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	13	$33.99	13	$102,468
February 1 to February 28	—	—	—	102,468
March 1 to March 31	1,144	34.57	1,144	62,936
	1,157		1,157
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended March 29, 2025, no director or officer of the Company (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:
On February 7, 2025, Cory Sindelar, Chief Financial Officer of the Company, adopted a Rule 10b5-1 trading arrangement (the “Sindelar 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The Sindelar 10b5-1 Plan allows for the contemporaneous exercise of options and sale of up to 130,000 shares of Common Stock, at specific market prices, commencing on May 9, 2025, and continuing until all such options are exercised and the underlying shares are sold, or June 30, 2026, whichever comes first.
On February 28, 2025, Michael Weening, Director, President and Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading arrangement (the “Weening 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The Weening 10b5-1 Plan allows for the contemporaneous exercise of options and sale of up to 974,000 shares of Common Stock, at specific market prices, commencing on May 30, 2025, and continuing until all such options are exercised and the underlying shares are sold, or February 28, 2026, whichever comes first.

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

10.1*	Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended March 21, 2025.

10.2*	Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended March 21, 2025.

10.3*	Calix, Inc. Non-Employee Director Restricted Stock Award Agreement.

31.1	Certification of Chief Executive Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Calix, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIX, INC. (Registrant)

Date: April 22, 2025	By:	/s/ Michael Weening
Michael Weening
President and Chief Executive Officer (Principal Executive Officer)

Date: April 22, 2025	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)