Form 10-Q
period 2025-06-28
CALIX, INC
filed 2025-07-22
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of July 14, 2025, there were 65,303,995 shares of the Registrant’s common stock, par value $0.025, outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 28, 2025	December 31, 2024
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$76,538	$43,162
Marketable securities	222,430	253,929
Accounts receivable, net	63,076	79,321
Inventory	110,522	102,727
Prepaid expenses and other current assets	89,748	105,596
Total current assets	562,314	584,735
Property and equipment, net	32,415	31,153
Right-of-use operating leases	4,736	6,216
Deferred tax assets	178,817	177,601
Goodwill	116,175	116,175
Other assets	26,949	23,387
	$921,406	$939,267
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,746	$20,226
Accrued liabilities	74,122	84,167
Deferred revenue	25,774	26,750
Total current liabilities	123,642	131,143
Long-term portion of deferred revenue	20,111	20,883
Operating leases	2,953	3,720
Other long-term liabilities	2,028	2,581
Total liabilities	148,734	158,327
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of June 28, 2025 and December 31, 2024	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 65,294 shares issued and outstanding as of June 28, 2025, and 66,434 shares issued and outstanding as of December 31, 2024	1,633	1,661
Additional paid-in capital	1,166,266	1,170,017
Accumulated other comprehensive loss	(115)	(612)
Accumulated deficit	(395,112)	(390,126)
Total stockholders’ equity	772,672	780,940
	$921,406	$939,267

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Revenue	$241,882	$198,139	$462,124	$424,449
Cost of revenue	105,587	90,536	203,121	194,269
Gross profit	136,295	107,603	259,003	230,180
Operating expenses:
Sales and marketing	63,653	52,238	121,712	106,135
Research and development	45,787	44,123	89,767	88,545
General and administrative	26,464	22,598	53,214	48,888
Total operating expenses	135,904	118,959	264,693	243,568
Operating income (loss)	391	(11,356)	(5,690)	(13,388)
Interest income and other income (expense), net:
Interest income, net	2,959	2,960	6,246	5,595
Other income (expense), net	77	(286)	(119)	(421)
Total interest income and other income (expense), net	3,036	2,674	6,127	5,174
Income (loss) before income taxes	3,427	(8,682)	437	(8,214)
Income taxes (benefit)	3,626	(724)	5,423	(359)
Net loss	$(199)	$(7,958)	$(4,986)	$(7,855)
Net loss per common share:
Basic	$(0.00)	$(0.12)	$(0.08)	$(0.12)
Diluted	$(0.00)	$(0.12)	$(0.08)	$(0.12)
Weighted-average number of shares used to compute
net loss per common share:
Basic	64,525	65,678	65,321	65,509
Diluted	64,525	65,678	65,321	65,509

Net loss	$(199)	$(7,958)	$(4,986)	$(7,855)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	41	5	213	(206)
Foreign currency translation adjustments, net	189	5	284	(108)
Total other comprehensive income (loss), net of tax	230	10	497	(314)
Comprehensive income (loss)	$31	$(7,948)	$(4,489)	$(8,169)

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 29, 2025	65,695	$1,643	$1,160,781	$(345)	$(394,913)	$767,166
Stock-based compensation	—	—	25,766	—	—	25,766
Issuance of common stock under equity incentive plans, net of forfeitures	608	15	13,336	—	—	13,351
Repurchases of common stock including excise tax	(1,009)	(25)	(33,617)	—	—	(33,642)
Net loss	—	—	—	—	(199)	(199)
Other comprehensive income	—	—	—	230	—	230
Balance as of June 28, 2025	65,294	$1,633	$1,166,266	$(115)	$(395,112)	$772,672

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 30, 2024	65,525	$1,638	$1,102,314	$(983)	$(360,276)	$742,693
Stock-based compensation	—	—	15,458	—	—	15,458
Issuance of common stock under equity incentive plans, net of forfeitures	275	7	4,014	—	—	4,021
Net loss	—	—	—	—	(7,958)	(7,958)
Other comprehensive income	—	—	—	10	—	10
Balance as of June 29, 2024	65,800	$1,645	$1,121,786	$(973)	$(368,234)	$754,224

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	66,434	$1,661	$1,170,017	$(612)	$(390,126)	$780,940
Stock-based compensation	—	—	45,869	—	—	45,869
Issuance of common stock under equity incentive plans, net of forfeitures	1,025	26	24,171	—	—	24,197
Repurchases of common stock including excise tax	(2,165)	(54)	(73,791)	—	—	(73,845)
Net loss	—	—	—	—	(4,986)	(4,986)
Other comprehensive income	—	—	—	497	—	497
Balance as of June 28, 2025	65,294	$1,633	$1,166,266	$(115)	$(395,112)	$772,672

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	65,052	$1,627	$1,078,393	$(659)	$(360,379)	$718,982
Stock-based compensation	—	—	32,315	—	—	32,315
Issuance of common stock under equity incentive plans, net of forfeitures	862	21	14,813	—	—	14,834
Repurchases of common stock	(114)	(3)	(3,735)	—	—	(3,738)
Net loss	—	—	—	—	(7,855)	(7,855)
Other comprehensive loss	—	—	—	(314)	—	(314)
Balance as of June 29, 2024	65,800	$1,645	$1,121,786	$(973)	$(368,234)	$754,224

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
Operating activities:
Net loss	$(4,986)	$(7,855)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	45,357	32,315
Depreciation and amortization	8,613	9,988
Deferred income taxes	(1,285)	(5,284)
Net accretion of available-for-sale securities	(2,137)	(2,716)
Changes in operating assets and liabilities:
Accounts receivable, net	16,245	43,962
Inventory	(7,795)	19,500
Prepaid expenses and other assets	13,752	6,420
Accounts payable	2,284	(23,424)
Accrued liabilities	(10,387)	(26,787)
Deferred revenue	(1,748)	(7,300)
Other long-term liabilities	(1,320)	(1,781)
Net cash provided by operating activities	56,593	37,038
Investing activities
Purchases of property and equipment	(8,045)	(9,661)
Purchases of marketable securities	(95,116)	(148,897)
Sales of marketable securities	11,362	48,734
Maturities of marketable securities	117,679	82,805
Net cash provided by (used in) investing activities	25,880	(27,019)
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	24,197	14,834
Repurchases of common stock	(73,531)	(3,738)
Net cash provided by (used in) financing activities	(49,334)	11,096
Effect of exchange rate changes on cash and cash equivalents	237	(38)
Net increase in cash and cash equivalents	33,376	21,077
Cash and cash equivalents at beginning of period	43,162	63,409
Cash and cash equivalents at end of period	$76,538	$84,486

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
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first quarter ending on the Saturday closest to March 31st. As a result, the Company had one less day in the six months ended June 28, 2025 than for the six months ended June 29, 2024. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s significant accounting policies did not change during the six months ended June 28, 2025.
Newly Adopted Accounting Standard
The Company did not adopt any new accounting standards during the six months ended June 28, 2025 that were significant to the Company.

Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the six months ended June 28, 2025 as compared with the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, that are significant or expected to be significant to the Company.

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
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as other expense, net. Realized gains and losses were not significant for the three and six months ended June 28, 2025 and June 29, 2024.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 28, 2025	December 31, 2024
Cash and cash equivalents:
Cash	$32,747	$20,664
Money market funds	23,457	4,890
Commercial paper	18,344	10,058
U.S. government securities	1,990	7,550
Total cash and cash equivalents	76,538	43,162
Marketable securities:
Corporate debt securities	123,467	123,701
U.S. government securities	57,673	66,582
Commercial paper	23,543	22,715
U.S. government agency securities	13,890	24,411
Certificates of deposit	3,857	16,520
Total marketable securities	222,430	253,929
	$298,968	$297,091
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities. The amortized cost and fair value of marketable securities were as follows (in thousands):

As of June 28, 2025	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
Corporate debt securities	$123,099	$368	$123,467
U.S. government securities	59,514	149	59,663
Commercial paper	41,899	(12)	41,887
U.S. government agency securities	13,868	22	13,890
Certificates of deposit	3,853	4	3,857
	$242,233	$531	$242,764

As of December 31, 2024	Amortized Cost	Unrealized Gains, net	Fair Value
Corporate debt securities	$123,519	$182	$123,701
U.S. government securities	74,118	14	74,132
Commercial paper	32,766	7	32,773
U.S. government agency securities	24,380	31	24,411
Certificates of deposit	16,505	15	16,520
	$271,288	$249	$271,537
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

The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of June 28, 2025	Level 1	Level 2	Total
Money market funds	$23,457	$—	$23,457
U.S. government securities	59,663	—	59,663
Corporate debt securities	—	123,467	123,467
Commercial paper	—	41,887	41,887
U.S. government agency securities	—	13,890	13,890
Certificates of deposit	—	3,857	3,857
	$83,120	$183,101	$266,221

As of December 31, 2024	Level 1	Level 2	Total
Money market funds	$4,890	$—	$4,890
U.S. government securities	74,132	—	74,132
Corporate debt securities	—	123,701	123,701
Commercial paper	—	32,773	32,773
U.S. government agency securities	—	24,411	24,411
Certificates of deposit	—	16,520	16,520
	$79,022	$197,405	$276,427

5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	June 28, 2025	December 31, 2024
Accounts receivable	$63,381	$79,632
Allowance for doubtful accounts	(305)	(311)
	$63,076	$79,321
Inventory consisted of the following (in thousands):

	June 28, 2025	December 31, 2024
Components	$6,171	$21,735
Finished goods	104,351	80,992
	$110,522	$102,727
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 28, 2025	December 31, 2024
Supplier deposits	$43,480	$62,620
Prepaid expenses and other current assets	46,268	42,976
	$89,748	$105,596
Property and equipment, net consisted of the following (in thousands):

	June 28, 2025	December 31, 2024
Test equipment	$61,939	$57,595
Computer equipment	13,677	14,561
Software	11,049	11,146
Leasehold improvements	2,665	2,173
Furniture and fixtures	1,278	1,268
Total	90,608	86,743
Accumulated depreciation and amortization	(58,193)	(55,590)
	$32,415	$31,153

Accrued liabilities consisted of the following (in thousands):

	June 28, 2025	December 31, 2024
Compensation and related benefits	$32,808	$36,004
Component inventory held by suppliers	7,768	8,855
Professional and consulting fees	5,148	5,385
Taxes payable	4,178	5,048
Current portion of warranty	3,346	5,288
Customer advances or rebates	3,320	4,882
Operating leases	3,017	4,303
Insurance	1,773	2,019
Freight	1,663	1,640
Product returns	1,657	2,428
Travel and event expenses	1,654	518
Operations	1,014	1,735
Other	6,776	6,062
	$74,122	$84,167
Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Balance at beginning of period	$6,073	$7,655	$7,287	$8,029
Accruals for product warranty	(908)	392	(1,203)	731
Cost of warranty claims	(272)	(676)	(1,191)	(1,389)
Balance at end of period	$4,893	$7,371	$4,893	$7,371
6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of June 28, 2025 (in thousands):

Period	Future Minimum Lease Payments
Remainder of 2025	$2,222
2026	1,725
2027	1,259
2028	709
2029 and thereafter	340
Total future minimum lease payments	6,255
Less imputed interest	(285)
$5,970

As of June 28, 2025, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$3,017
Operating leases	2,953
$5,970

The Company leases its headquarters office space in San Jose, California under a lease agreement that expires in December 2025. The future minimum lease payments under the lease are $1.3 million and are included in the table above. In December 2024, the Company entered into a new headquarters office lease agreement for 23,000 square feet in San Jose, California. The lease is expected to commence in August 2025 for a term of 90 months. The future minimum lease payments of $8.9 million are not included in the table above.
The weighted average discount rate for the Company’s operating leases as of June 28, 2025 was 4.4%. The weighted average remaining lease term as of June 28, 2025 was 2.5 years.
For the three and six months ended June 28, 2025, rent expense was $1.1 million and $2.2 million, respectively. For the three and six months ended June 29, 2024, rent expense was $1.2 million and $2.3 million, respectively. Cash paid within operating cash flows for operating leases was $2.3 million and $2.2 million for the six months ended June 28, 2025 and June 29, 2024, respectively.
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
The Company has from time to time, and subject to certain conditions, reimbursed certain suppliers for component inventory purchases when this inventory has been rendered excess or obsolete, for example due to manufacturing and engineering change orders resulting from design changes, manufacturing discontinuation of products by its suppliers, or in cases where the Company has committed inventory levels that exceed projected demand. In the event of termination of services with a manufacturing partner, the Company has purchased, and may be required to purchase in the future, certain of the remaining components inventory held by the CM or ODM as well as any outstanding orders pursuant to the contractual provisions with such CM or ODM. The estimated excess and obsolete component liabilities related to manufacturing and engineering change orders, termination of manufacturing partners and other factors are recorded against Supplier Deposits in “Prepaid expenses and other current assets” or included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets, because the corresponding component parts have not been received or paid for by the Company. The Company records the related charges in “Cost of revenue” in its Condensed Consolidated Statements of Comprehensive Loss.
As of June 28, 2025 and December 31, 2024, the Company had approximately $184.4 million and $138.8 million, respectively, of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs.
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
7. Stockholders’ Equity
2019 Equity Incentive Award Plan
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, are eligible to receive awards under the Fourth Amended and Restated 2019 Equity Incentive Award Plan (the “2019 Plan”). The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards and dividend equivalents to eligible individuals. At the Company’s 2025 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the 2019 Plan by 4.0 million shares. As of June 28, 2025, there were 4.1 million shares available for issuance under the 2019 Plan.

In February 2025, stock option awards exercisable for up to an aggregate of 3.1 million shares of common stock were granted to certain members of the Company’s leadership team with a grant date exercise price of $39.68 per share. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net operating income for 2025 (collectively, the “2025 Performance Targets”) during the one-year performance period. The stock option awards will vest, subject to certification by the Compensation Committee of the Company’s Board of Directors upon the achievement of the 2025 Performance Targets, as to 25% of the shares of common stock earned on the one year anniversary of the date of grant, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. If the combined non-GAAP net operating income target and the bookings target are achieved below 50% of target, 50% of the shares would be awarded, and the balance would be forfeited. If the combined target is achieved at the minimum threshold of 50% of target, then 75% of the shares would be awarded, with an increasing percentage of shares awarded above the minimum thresholds up to 100% of the granted shares for each target. Each target result is then weighted by 50% and the combined total determines the percent of target shares. The maximum combined award is 100%. The probability of meeting the performance conditions was assessed to be probable as of June 28, 2025, and stock-based compensation expense of $6.7 million was recognized for the three months ended June 28, 2025. For the six months ended June 28, 2025, stock-based compensation expense of $10.9 million was recognized.
During the three months ended June 28, 2025, stock option awards exercisable for up to an aggregate of 0.4 million shares of common stock were granted with a grant date weighted-average exercise price of $43.39 per share. During the six months ended June 28, 2025, stock option awards exercisable for up to an aggregate of 0.6 million shares of common stock were granted with a grant date weighted-average exercise price of $42.02 per share. These stock option awards vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter over an additional three years.
During the three months ended June 28, 2025, 0.3 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $25.15 per share. During the six months ended June 28, 2025, 0.4 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $25.98 per share. As of June 28, 2025, unrecognized stock-based compensation expense of $93.5 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.4 years.
During the three and six months ended June 28, 2025, 38,000 restricted stock awards, with a one-year vesting period, were granted to the Company’s Board of Directors with a grant date fair value of $42.65 per share. As of June 28, 2025, unrecognized stock-based compensation expense of $1.4 million related to restricted stock awards, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 0.9 years.
During the three months ended June 28, 2025, the Compensation Committee of the Company’s Board of Directors modified an executive’s stock options to accelerate vesting and extend the exercise period for outstanding grants. As a result, a charge of $4.9 million was recognized for the three months ended June 28, 2025.
Employee Stock Purchase Plans
The Company maintains two plans under which employees can purchase Company common stock - the Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the non-executive Stock Purchase and Matching Plan (“SPMP”). In March 2025, the Company’s Board of Directors approved amending and restating the Third Amended and Restated 2017 Nonqualified Employee Stock Purchase Plan (the “NQ ESPP”) as the SPMP, which better describes the nature of the plan whereby when a non-executive employee buys a share, the Company matches it. The Company’s Board of Directors approval included reserving 2.9 million shares of Company common stock under each of the purchase component and the matching component of the SPMP, with a corresponding decrease in shares authorized in the ESPP of 2.5 million shares. At the Company’s 2025 annual meeting of stockholders, the stockholders approved an increase to the authorized shares to the SPMP of 1.25 million shares of Common Stock under the matching component, resulting in a corresponding decrease in the shares authorized for issuance under the ESPP of 2.5 million shares. Shares will be issued from the SPMP starting with the August 8, 2025 purchase period.
The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation subject to certain Internal Revenue Code limitations.
The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of June 28, 2025, there were 1.6 million shares available for issuance under the ESPP. During the six months ended June 28, 2025, 0.2 million shares were purchased under the ESPP. As of June 28, 2025, unrecognized stock-based compensation expense of $0.3 million related to the ESPP is expected to be recognized over a remaining service period of 0.1 years.

The SPMP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their eligible recurring compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The SPMP provides quarterly offering periods from February 8th through May 7th, May 8th through August 7th, August 8th through November 7th and November 8th through February 7th of each year, with a maximum of 0.35 million shares allocated per purchase period for the combination of the purchase and matching components. As of June 28, 2025, there were 1.8 million shares available for issuance under the NQ ESPP. During the six months ended June 28, 2025, 0.5 million shares were purchased and issued. As of June 28, 2025, unrecognized stock-based compensation expense of $12.0 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 0.8 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of revenue	$764	$707	$1,544	$1,343
Sales and marketing	11,047	4,191	17,516	9,041
Research and development	5,890	4,398	10,971	8,913
General and administrative	7,912	6,162	15,326	13,018
	$25,613	$15,458	$45,357	$32,315
Income tax benefit recognized	$3,664	$2,114	$5,157	$5,426
Stock Repurchase Program
The Company maintains a common stock repurchase program. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases depends on prevailing stock prices, general economic and market conditions and other considerations consistent with the Company’s capital allocation strategy. The repurchase program does not obligate the Company to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. In April 2025, the Company’s Board of Directors authorized a $100.0 million increase to this program. During the three months ended June 28, 2025, the Company purchased 1.0 million shares of common stock for an aggregate purchase price of $33.6 million at an average price per share of $33.24. During the six months ended June 28, 2025, the Company purchased 2.2 million shares of common stock for an aggregate purchase price of $73.5 million at an average price per share of $33.95. As of June 28, 2025, the remaining authorized balance under this program was $129.4 million.
8. Revenue from Contracts with Customers
Contract Asset
Contract assets include amounts recognized as revenue prior to the Company’s contractual right to bill the customer. Amounts are billed in accordance with the agreed-upon contractual terms. Contract assets were $4.5 million as of June 28, 2025 as compared to $2.8 million as of December 31, 2024, and are included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The Company expects to bill 47% of the June 28, 2025 balance during 2025.
Contract Liability
Deferred revenue was $45.9 million, $50.8 million and $47.6 million as of June 28, 2025, March 29, 2025 and December 31, 2024, respectively. The decrease in the deferred revenue balance for the three and six months ended June 28, 2025 was driven by $11.8 million and $16.4 million of revenue recognized that was included in the deferred revenue balance at the beginning of each respective period, partially offset by cash payments received or due in advance of satisfying the Company’s performance obligations.
Remaining performance obligations (“RPOs”) represent contractual commitments that have not yet been fulfilled, which include deferred revenue and amounts that will be invoiced and recognized as revenue in future periods but exclude variable consideration where the monthly invoicing is based on usage or where actual usage exceeds the minimum commitment. RPOs were $346.6 million as of June 28, 2025, and the Company expects to recognize as revenue 39% of this amount over the next 12 months and nearly all of the remainder over the two years thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of June 28, 2025 and December 31, 2024, the unamortized balance of deferred commissions was $17.1 million and $17.9 million, respectively. For the three and six months ended June 28, 2025 the amount of amortization was $2.7 million and $5.3 million, respectively, compared to $2.1 million and $4.2 million for the three and six months ended June 29, 2024, respectively. There was no impairment loss in relation to the costs capitalized for these periods.
Concentration of Customer Risk
No customer accounted for more than 10% of the Company’s revenue for the three and six months ended June 28, 2025 and June 29, 2024.
One customer represented 10% of the Company’s total receivables as of June 28, 2025 and another customer represented 21% of the Company’s total receivables as of December 31, 2024.
9. Segment Information
The Company develops, markets and sells an appliance-based broadband platform, cloud and managed services. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is a single reporting segment and operating unit structure. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who reviews financial information presented on a Company-wide basis, for purposes of allocating resources and evaluating financial performance. The CODM assesses the performance of the single segment and allocates resources based on revenue and measures derived from gross margin and operating loss that is reported in the Condensed Consolidated Statements of Comprehensive Loss. In addition, the CODM uses a measure derived from operating expenses in the Condensed Consolidated Statements of Comprehensive Loss to monitor budget versus actual results to determine the Company’s and management’s performance. The Company does not have intra-entity sales or transfers. The measure of the single segment assets is the consolidated assets in the Condensed Consolidated Balance Sheet. The accounting policies of the single segment are the same as described in the significant accounting policies.
Geographic Information:
A summary of revenue disaggregated by geographic region based upon the location of the customers was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
United States	$219,039	$182,705	$430,218	$392,795
Europe	15,565	6,712	18,094	13,572
Americas ex U.S.	5,881	7,052	11,349	14,187
Rest of world	1,397	1,670	2,463	3,895
	$241,882	$198,139	$462,124	$424,449
The Company’s property and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands):

	June 28, 2025	December 31, 2024
United States	$28,965	$27,601
China	2,724	2,818
India	726	734
	$32,415	$31,153

Selected Financial Information:
The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue	$241,882	$198,139	$462,124	$424,449
Adjusted cost of revenue (1)	(104,595)	(88,873)	(201,051)	(191,014)
Adjusted sales and marketing operating expenses (2)	(52,606)	(48,047)	(104,196)	(97,094)
Adjusted research and development operating expenses (3)	(39,897)	(39,725)	(78,796)	(79,632)
Adjusted general and administrative operating expenses (4)	(18,552)	(16,436)	(37,888)	(35,870)
Other segment items (5)	(25,841)	(16,414)	(45,883)	(34,227)
Interest income and other expenses, net	3,036	2,674	6,127	5,174
Income taxes	(3,626)	724	(5,423)	359
Net income (loss)	$(199)	$(7,958)	$(4,986)	$(7,855)
(1) GAAP cost of revenue adjusted for stock-based compensation and intangible asset amortization.
(2) GAAP sales and marketing operating expenses adjusted for stock-based compensation.
(3) GAAP research and development operating expenses adjusted for stock-based compensation.
(4) GAAP general and administrative operating expenses adjusted for stock-based compensation.
(5) Other segment items consisted of stock-based compensation expense and intangible asset amortization.
10. Income Taxes
The following table presents income taxes and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Income (loss) before income taxes	$3,427	$(8,682)	$437	$(8,214)
Income taxes (benefit)	$3,626	$(724)	$5,423	$(359)
Effective tax rate	105.8%	8.3%	1,241.0%	4.4%
The Company has historically recorded its interim period provision for income taxes by applying a forecasted annual effective tax rate to year-to-date earnings and adjusting for discrete items. However, due to the level of forecasted provision for income taxes relative to the forecasted pre-tax income used in computing the effective tax rate, the effective tax rate is highly sensitive to fluctuations in pre-tax income and does not provide a reliable estimate for income taxes in the interim period. As such, the Company has computed its provision for income taxes for the three and six months ended June 28, 2025 and June 29, 2024 using an actual year-to-date tax calculation. The Company plans to revert to applying a forecasted annual effective tax rate to year-to-date earnings and adjusting for discrete items once that method is reliably estimable.
The Company’s effective tax rate for the three and six months ended June 28, 2025 differed from the statutory federal corporate tax rate of 21% primarily due to state taxes, the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of U.S. federal research tax credits, excess tax benefits from stock-based compensation and the U.S. tax impact of foreign operations.
The Company maintained a valuation allowance of $30.6 million for the three and six months ended June 28, 2025, compared to $29.9 million for the three and six months ended June 29, 2024, on certain U.S. federal and state deferred tax assets that the Company believes are not more likely than not to be realized in future periods.
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

In December 2021, the Organization for Economic Cooperation and Development enacted model rules for a new global minimum tax framework (“Pillar Two”), and certain governments in countries in which the Company operates have enacted local Pillar Two legislation, with an effective date from January 1, 2024. The Company currently does not expect Pillar Two to have a material impact on its financial statements.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions affecting businesses. The OBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. Additionally, the OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. The Company expects these provisions to result in a reduction of current income tax liabilities and a corresponding reduction to deferred tax assets. The Company will continue to analyze the OBBBA and its impact on its financial statements and will reflect any impact in the period of enactment.
11. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Net loss	$(199)	$(7,958)	$(4,986)	$(7,855)
Denominator:
Weighted-average common shares outstanding used to compute basic net loss per share	64,525	65,678	65,321	65,509
Basic and diluted net loss per common share	$(0.00)	$(0.12)	$(0.08)	$(0.12)
Potentially dilutive shares excluded, weighted average	15,086	12,300	14,369	11,863
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

Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue for the three and six months ended June 28, 2025 include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty, incurrence of retrofit costs, amortization of intangibles, support fees for silicon-related development work for our products, allowances for obligations to our suppliers and inventory write-downs. Factors that we expect may impact our cost of revenue in future periods include the same factors in the prior quarter and changes in trade policies. For example, in April 2025, the U.S. President signed an executive order increasing tariffs on imports from numerous countries, including China and other Asian countries where our sole-source or limited-source suppliers are located. Consequently, absent policy changes, these actions will increase our cost of revenue. We are currently evaluating the actions we may be able to take to mitigate such costs as we navigate this challenging and dynamic operating environment. In addition, we periodically ship by air versus by ocean in order to meet delivery commitments to our customers, which is more costly. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
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
Our critical accounting policies and estimates, which are revenue recognition and inventory valuation and supplier purchase commitments, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For the six months ended June 28, 2025, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the six months ended June 28, 2025 as compared with the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2024 that are significant or expected to be significant to us.

Results of Operations
Comparison of the Three and Six Months Ended June 28, 2025 and June 29, 2024
Revenue
The following table sets forth our revenue by customer size (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Variance in Dollars	Variance in Percent	June 28, 2025	June 29, 2024	Variance in Dollars	Variance in Percent
Large	$27,836	$11,995	$15,841	132%	$49,480	$28,100	$21,380	76%
Medium	39,251	24,366	14,885	61%	64,112	52,252	11,860	23%
Small	174,795	161,778	13,017	8%	348,532	344,097	4,435	1%
	$241,882	$198,139	$43,743	22%	$462,124	$424,449	$37,675	9%
Our revenue increased by $43.7 million and $37.7 million for the three and six months ended June 28, 2025, respectively, as compared to the corresponding periods in 2024. After bottoming in the second quarter last year, we have experienced sequential quarterly revenue growth. That growth has been broad based. Specifically, during the second quarter of 2025, the large-customer segment increased $15.8 million primarily due to a North American customer that increased its capital expenditures this year relative to last year and the reclassification of a small customer to the large-customer segment after being acquired by a different large customer. The medium-customer segment increased $14.9 million primarily due to increased shipments to a European customer. The small-customer segment increased by $13.0 million as BXPs focused on adding subscribers.
For the three and six months ended June 28, 2025, United States revenue was $219.0 million and $430.2 million, or 91% and 93% of our revenue, compared to $182.7 million and $392.8 million, or 92% and 93% of our revenue for the same periods in 2024. International revenue was $22.8 million and $31.9 million, or 9% and 7% of our revenue, for the three and six months ended June 28, 2025, as compared to $15.4 million and $31.7 million, or 8% and 7% of our revenue, for the same periods in 2024. The increase in international revenue for the three and six months ended June 28, 2025, as compared to the same periods in 2024, was mainly due to higher shipments to Europe.
No customer accounted for more than 10% of the Company’s revenue for the three and six months ended June 28, 2025 and June 29, 2024.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Variance in Dollars	Variance in Percent	June 28, 2025	June 29, 2024	Variance in Dollars	Variance in Percent
Gross profit	$136,295	$107,603	$28,692	27%	$259,003	$230,180	$28,823	13%
Gross margin	56.3%	54.3%			56.0%	54.2%
Gross profit increased to $136.3 million and $259.0 million for the three and six months ended June 28, 2025, from $107.6 million and $230.2 million during the corresponding periods in 2024. These increases were mainly due to the corresponding increases in revenue. Our gross margin increased by 200 and 180 basis points for the three and six months ended June 28, 2025, respectively, compared to the corresponding periods in 2024, primarily related to the continued growth in our platform, cloud and managed services being a greater percentage of our total revenue.
Operating Expenses
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Variance in Dollars	Variance in Percent	June 28, 2025	June 29, 2024	Variance in Dollars	Variance in Percent
Sales and marketing expenses	$63,653	$52,238	$11,415	22%	$121,712	$106,135	$15,577	15%
Percent of revenue	26%	26%			26%	25%

Sales and marketing expenses for the three months ended June 28, 2025 increased by $11.4 million compared with the corresponding period in 2024 primarily due to increases in stock-based compensation of $6.9 million and personnel expenses of $5.9 million, mostly related to incentive compensation. These increases were partially offset by a decrease in marketing expenses of $1.6 million.
Sales and marketing expenses for the six months ended June 28, 2025 increased by $15.6 million compared with the corresponding period in 2024 primarily due to increases in personnel expenses of $8.7 million, mostly related to incentive compensation, stock-based compensation of $8.5 million and travel expenses of $1.2 million. These increases were partially offset by a decrease in marketing expenses of $1.6 million.
For the three and six months ended June 28, 2025, sales and marketing expenses as a percentage of revenue was flat. We expect our investments in sales and marketing will increase slightly in absolute dollars on a year-over-year basis, but decline as a percentage of revenue, as we continue to land new customers and expand our platform, cloud and managed services.
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Variance in Dollars	Variance in Percent	June 28, 2025	June 29, 2024	Variance in Dollars	Variance in Percent
Research and development expenses	$45,787	$44,123	$1,664	4%	$89,767	$88,545	$1,222	1%
Percent of revenue	19%	22%			19%	21%
Percentage of gross profit	34%	41%			35%	38%
Research and development expenses for the three months ended June 28, 2025 increased by $1.7 million as compared with the corresponding period in 2024 mainly due to increases in stock-based compensation of $1.5 million, depreciation and amortization of $0.5 million and outside services of $0.3 million. These increases were partially offset by a decrease in personnel expenses of $0.8 million.
Research and development expenses for the six months ended June 28, 2025 increased by $1.2 million as compared with the corresponding period in 2024 mainly due to increases in stock-based compensation of $2.1 million, depreciation and amortization of $0.9 million and prototypes and test equipment expenses of $0.9 million. These increases were partially offset by decreases in personnel expenses of $2.2 million and outside services of $0.9 million.
For the three and six months ended June 28, 2025, research and development expenses as a percentage of gross profit decreased to 34% from 41% and 35% from 38%, respectively, due to the increase in revenue and gross margin. We expect our investments in research and development to remain relatively flat in absolute dollars in the short term, and decline as a percentage of revenue and gross profit, as we continue to expand the functionality and capabilities of our platform, cloud and managed services.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Variance in Dollars	Variance in Percent	June 28, 2025	June 29, 2024	Variance in Dollars	Variance in Percent
General and administrative expenses	$26,464	$22,598	$3,866	17%	$53,214	$48,888	$4,326	9%
Percent of revenue	11%	11%			12%	12%
General and administrative expenses for the three months ended June 28, 2025 increased by $3.9 million as compared with the corresponding period in 2024 mainly due to increases in stock-based compensation of $1.7 million, personnel expenses of $1.2 million, mostly related to incentive compensation, and professional services expenses of $0.8 million.
General and administrative expenses for the six months ended June 28, 2025 increased by $4.3 million as compared with the corresponding period in 2024 mainly due to increases in personnel expenses of $2.8 million and stock-based compensation of $2.3 million. These increases were partially offset by a decrease in professional services expenses of $1.0 million.

For the three and six months ended June 28, 2025, general and administrative expenses as a percentage of revenue were flat compared to the same periods in 2024. We expect our general and administrative investments to be fairly constant in absolute dollars in the near term and decline as a percentage of revenue.
Interest and Other Expense, net
The following table sets forth our interest and other expense, net (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Variance in Dollars	Variance in Percent	June 28, 2025	June 29, 2024	Variance in Dollars	Variance in Percent
Interest and other expense, net	$3,036	$2,674	$362	14%	$6,127	$5,174	$953	18%
Percent of revenue	1%	1%			1%	1%
Interest and other expense, net increased by $0.4 million and $1.0 million as compared with the corresponding periods in 2024 mainly due to a larger cash and marketable securities balance.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	Variance in Dollars	Variance in Percent	June 28, 2025	June 29, 2024	Variance in Dollars	Variance in Percent
Income taxes (benefit)	$3,626	$(724)	$4,350	(601)%	$5,423	$(359)	$5,782	(1,611)%
Effective tax rate	105.8%	8.3%			1,241.0%	4.4%
For the three and six ended June 28, 2025, our income tax expense was $3.6 million for an effective tax rate of 105.8%, which differed from the statutory rate of 21% primarily due to the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of U.S. federal research tax credits, excess tax benefits from stock-based compensation and the U.S. tax impact of foreign operations. The effective tax rates for the three and six months ended June 28, 2025 are higher than the corresponding periods in 2024 primarily as a result of higher pre-tax earnings with a relatively higher level of non-deductible stock-based compensation for executive officers.
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
Liquidity and Capital Resources
We fund our operations and investing activities from cash flow generated from our operations as well as the issuance of common stock under our equity incentive plans. As of June 28, 2025, we had cash, cash equivalents and marketable securities of $299.0 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government and its agency securities, corporate debt securities and commercial paper.
Operating Activities
Net cash provided by operating activities was $56.6 million for the six months ended June 28, 2025 and consisted of a net loss of $5.0 million offset by non-cash charges of $50.5 million and cash flow increases of $11.0 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $45.4 million and depreciation and amortization of $8.6 million partially offset by deferred income taxes of $1.3 million and the net accretion of available-for-sale securities of $2.1 million.
Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in accounts receivable of $16.2 million due to the linearity of shipments through the quarter and timing of customer payments, a decrease in prepaid expenses and other assets of $13.8 million mainly due to a reduction in our inventory deposits and an increase in accounts payable of $2.3 million due to the timing of inventory receipts. This was partially offset by an increase in inventory of $7.8 million to support increased revenue, a decrease in accrued liabilities of $11.7 million relating to various factors including a decrease in incentive compensation related accruals and a decrease in deferred revenue of $1.7 million.

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
Investing Activity
For the six months ended June 28, 2025, cash provided by investing activities of $25.9 million consisted of net maturities and sales of marketable securities of $33.9 million partially offset by capital expenditures of $8.0 million, consisting primarily of purchases of test and computer equipment.
For the six months ended June 29, 2024, cash used in investing activities of $27.0 million consisted of net purchases of marketable securities of $17.4 million and capital expenditures of $9.7 million, consisting primarily of purchases of test and computer equipment.
Financing Activities
Net cash used in financing activities of $49.3 million for the six months ended June 28, 2025 primarily consisted repurchases of our common stock of $73.5 million partially offset by proceeds from the issuance of common stock related to our equity plans of $24.2 million.
Net cash provided by financing activities of $11.1 million for the six months ended June 29, 2024 primarily consisted of proceeds from the issuance of common stock related to our equity plans of $14.8 million partially offset by repurchases of our common stock of $3.7 million.
Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, normal recurring trade payables, compensation-related and expense accruals, operating leases and revenue-share obligations. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. Furthermore, we have a common stock repurchase program, which had $129.4 million available as of June 28, 2025. In April 2025, our Board of Directors authorized a $100.0 million increase to this program. Our stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.
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
Contractual Obligations and Commitments
Our principal commitments as of June 28, 2025 consisted of contractual obligations under non-cancelable outstanding purchase obligations and operating lease obligations for office space. The following table summarizes our contractual obligations as of June 28, 2025 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$294,285	$187,051	$79,311	$27,187	$736
Operating lease obligations (2)	15,158	3,615	4,847	3,190	3,506
	$309,443	$190,666	$84,158	$30,377	$4,242

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of June 28, 2025, we had cash, cash equivalents and marketable securities of $299.0 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities because of changes in interest rates.
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

	Six Months Ended
	June 28, 2025	June 29, 2024
USD	84%	85%
RMB	6%	6%
CAD	5%	4%
INR	4%	3%
GBP	1%	2%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, INR, CAD and GBP, our operating expenses for the first six months of 2025 would have decreased or increased by approximately $4.2 million, or approximately 2%.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 28, 2025 was a net translation gain of $0.3 million. This gain is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive income (loss).”
Transaction Exposure
We have certain assets and liabilities, primarily accounts receivable and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain assets denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to two months. As of June 28, 2025, we had no forward contracts outstanding. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Condensed Consolidated Statements of Comprehensive Loss. During the six months ended June 28, 2025, the net loss we recognized related to these foreign currency denominated assets and liabilities was approximately $0.2 million.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of June 28, 2025, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
Summary of Material Risks Associated With Our Business
The principal risks and uncertainties affecting our business include the following:

Business and Operational Risks

•The imposition of new duties, tariffs, trade barriers and retaliatory countermeasures implemented by the U.S. and other governments and resulting impact on customer demand may have a material adverse effect on our business, financial condition and results of operations.
•If we do not successfully execute our business strategy to increase our sales to new and existing BXPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted.
•We face risks associated with being materially dependent upon third-party vendors; certain factors that affect our business as a result of those dependencies have and could continue to disrupt our business and adversely impact our gross margin and results of operations.
•Cyberattacks or other security incidents that disrupt our or our third-party providers’ operations or compromise data, may expose us to liability, harm our reputation or otherwise adversely affect our business.
•If we fail to properly develop, invest in, and manage AI Technologies used in our products and services, our business, financial condition, and results of operations could be materially adversely affected.
•If we do not successfully increase our sales through adoption of our platform, cloud and managed service offerings, our operating results, financial condition, cash flows and long-term growth may be negatively impacted.
•Changing market and customer requirements may adversely affect the valuation of our inventory as well as our supplier purchase commitments.
•Business and operational risks associated with expanding our international operations could harm our business.
•We may have difficulty evolving and scaling our business and operations to meet customer and market demand, which could harm our financial results or cause us to fail to execute on our business strategies.
•Litigation and regulatory proceedings could harm our business or negatively impact our results of operations.
•We have a history of fluctuations in our gross margin and operating results, which can make it difficult to predict our future performance and could cause the market price of our stock to decline.
•We are exposed to customer credit risks that could adversely affect our operating results and financial condition.
•If we lose any of our key personnel, or are unable to attract, train and retain qualified personnel, our ability to manage our business and continue our growth would be negatively impacted.
•If we experience disruptions with our enterprise resource planning system, we may not be able to effectively transact business or produce financial statements, which would adversely affect our business, results of operations and cash flows.

Risks Related to Our Products

•Our products are highly technical and may contain undetected hardware or software defects or software bugs, which could harm our reputation and adversely affect our business.

•If we are unable to ensure that our products interoperate properly and as required within our customers’ networks, our business will be harmed.
•Our estimates regarding warranty or product obligations are highly subjective. If our estimates change, the liability for warranty or product obligations may be increased, impacting future cost of revenue.
•Our business and operations depend on proprietary technologies, and our financial performance may suffer if we cannot protect and enforce our IP rights.
•If we are unable to obtain third-party technology licenses needed for our products and platform solutions, our business and operations will be impaired, and our operating results could be adversely affected.
•Our use of open-source software could impose limitations on our ability to commercialize our products.

Macroeconomic and Industry Risks

•Our business depends upon the capital spending patterns and decisions of BXPs, and any decrease or delay in capital spending by BXPs due to the timing and availability of capital and other causes would reduce our revenue and harm our business.
•Government-sponsored programs and U.S. federal government shutdowns could impact the timing and buying patterns of BXPs, which may cause fluctuations in our operating results.
•Adverse global economic, market and industry conditions, geopolitical issues and other conditions that impact our increasingly global operations could have a negative effect on our business, results of operations and financial condition and liquidity.
•We face intense competition that could reduce our revenue and adversely affect our financial results.
•Historically, our customer base has been concentrated, and the loss of any of our key customers may adversely impact our revenue and results of operations, and any delays in payment by a key customer could negatively impact our cash flows and working capital.
•Our industry is characterized by rapid technological advancements, and if we fail to develop new products or enhancements that meet changing BXP requirements, we could experience lower sales.
•Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially, which may cause our operating results to fluctuate significantly.

Government and Regulatory Risks

•Actual or perceived failure to comply with applicable data privacy and security laws, regulations and standards could impact our business, operations, and expose us to increased liability.
•If we fail to comply with evolving industry standards, sales of our products would be adversely affected.
•Our failure or the failure of our manufacturers to comply with environmental and other legal regulations could adversely impact our results of operations.
•We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in additional international markets.
•Regulatory and physical impacts of climate change and other natural events may affect our customers and our manufacturers, resulting in adverse effects on our operating results.
•Our customers are subject to government regulation, and changes in current or future laws or regulations that negatively impact our customers could harm our business.

Risks Related to Ownership of Our Common Stock and Other Risks

•Our stock price may continue to be volatile, and the value of an investment in our common stock may decline.
•Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of our management and Board of Directors.
•We may need additional capital in the future to finance our business.
•We do not currently intend to pay dividends on our common stock and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
•Our failure to adequately address and resolve risks and uncertainties associated with acquisitions could have a material adverse impact on our financial condition and results of operations.
•We cannot guarantee that our stock repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value. Repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance.

General Risks

•As a public company, we are subject to significant accounting, legal and regulatory requirements; our failure to comply with these requirements may adversely affect our operating results and financial condition.
•If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our operating results and our stock price.
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
Particular risks associated with management of our global supply chain operations include the following:
•Manufacturing constraints, shortages and other disruptions. We do not have internal manufacturing capabilities and we rely solely on a small number of contract manufacturers, or CMs, and original design manufacturers, or ODMs, to manufacture and supply our products. Our business operations and ability to supply our products are highly dependent upon our ability to secure adequate third-party manufacturing capabilities and capacity and to effectively manage those third parties to meet our business needs. Our dependence solely on third-party manufacturers makes us vulnerable to possible supply and capacity constraints and reduces our control over manufacturing disruptions due to component availability, extended lead times, delivery schedules, quality, manufacturing yields and increased costs. Some of these risks occur from time to time in our business. If these disruptions and constraints are prolonged, or if these manufacturers do not have the ability or business continuity plans to fulfill their obligations to us, our business could be disrupted. If we cannot effectively manage our vendors or if we fail to invest adequate resources to manage our supply chain operations, our ability to meet customer orders and generate revenue may be negatively impacted. A substantial portion of our manufacturing is done at facilities outside of the U.S., largely in Asia, which presents increased supply risk, including the risk of supply interruptions, delays, shortages or reductions in manufacturing quality or controls. In addition, these supply interruptions, delays and shortages could impair our ability to meet our customer requirements, require us to pay higher prices or incur expedite fees, which would harm our business and negatively impact our gross margin and results of operations. Our international manufacturing also creates risks and uncertainties associated with regulatory changes or government actions such as local business requirements, trade restrictions and tariffs, economic sanctions or related legislation, which may complicate our export and import activities, be disruptive to the operations of our manufacturers and logistics partners or result in higher product and shipping costs and variability of supply. Manufacturing in Asia further heightens our risk of meeting customer delivery requirements as we rely upon third-party logistics companies to transport and import significant volumes of products to the U.S. where we generate a substantial majority of our revenue. These supply chain risks are further increased by periodic shipping backlogs at ports and similar disruptions to transportation infrastructure.
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
If we fail to properly develop, invest in, and manage AI Technologies used in our products and services, our business, financial condition, and results of operations could be materially adversely affected.
We use artificial intelligence, or AI, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models (collectively, AI Technologies) throughout our business, and are making significant investments in this area. For example, with the implementation of our platform-based agentic AI, we will aim to provide both our customer success team and BXP customers with advanced automated tools to augment their operations, accelerate transformation initiatives, and expand their impact independent of traditional resource constraints.
We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.
In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
With respect to our products or services that incorporate AI Technology, including agentic AI, the market for such products and services is rapidly evolving and unproven in many industries, including our own, and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our services or products may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance and consumer perceptions of products and services that incorporate AI Technology is uncertain.
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
We are subject to business and operational risks associated with our international operations, including our global supply-chain operations, and our international offices located in Nanjing, China and Bangalore, India as well as dependence upon our international sales operations. In addition, we are exposed to risk arising from our dependence upon third-party development contractors in India. The risks associated with our international operations also include costs of complying with differing and changing laws and regulatory requirements, tariffs, export quotas, custom duties and other trade restrictions; effects of inflation, currency controls and/or fluctuations in currency exchange rates; limited, inadequate or non-existent intellectual property, or IP, protection; and uncertainties associated with political conflicts and instabilities, variable economic conditions, terrorist attacks or acts of war. Our development operations and activities in China and India involve these and other significant risks, including: local labor conditions and regulations; knowledge transfer related to our technology and exposure to misappropriation of IP or Confidential Information, including information that is proprietary to us, our customers and third parties; heightened exposure to changes in the economic, security, political and pandemic conditions; international trade agreements and U.S. tax provisions that could adversely affect our international operations; complexities of managing development timelines and deliverables from abroad; and differences in local business practices and customs that may not align with our expectations and standards.
Along with the foregoing risks, our international sales operations involve risks associated with greater costs and complexity localizing and supporting our products and platform in local markets; evolving privacy regulations, trade regulations, compliance requirements and incremental costs applicable to the qualification, production, sale and delivery of our products; longer collection periods, financial instability and other difficulties impacting collection of accounts receivable in certain jurisdictions; more intense competition including from local equipment suppliers; and our reliance on value added resellers to sell and support our products in international markets given our limited presence and infrastructure outside the U.S. To expand our international operations, we will need to invest resources to attract key talent, build operational infrastructure, execute on our international strategy and drive international market demand for our products. If we invest substantial resources to expand our international operations and are unable to do so successfully or in a timely manner, our financial condition and results of operations may suffer.

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
We sell to broadband service providers and BXPs, including U.S.-based independent operating companies, or IOCs, which rely significantly upon interstate and intrastate access charges and federal and state subsidies in the form of grants and other funding, such as the Federal Communications Commission’s, or FCC’s, Rural Digital Opportunity Fund, the CARES Act Enhanced Alternative Connect America Cost Model, or the American Rescue Plan Act. The FCC and some states may change such payments and subsidies, which could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as U.S. Department of Agriculture’s Rural Utility Service or National Telecommunications and Information Administration’s, or NTAI, BEAD program loans and grants, to finance capital spending. These government-supported loan programs and grants generally include conditions such as deployment criteria, domestic preference provisions and other requirements that apply to the project and selected equipment as conditions for funding. For example, the U.S. government passed The Infrastructure Investment Jobs Act, which charged the NTIA with establishing the BEAD Program and ensuring that BEAD-funded infrastructure projects comply with the Buy America Domestic Content Procurement Preference, or Buy America Preference, of the Build America, Buy America Act, or BABA. In accordance with BABA, the U.S. Department of Commerce has issued a limited, general applicability, nonavailability waiver of the Buy

America Preference to recipients of Federal financial assistance under the NTIA’s BEAD Program. Notwithstanding this waiver, certain of our products will be required to meet BABA domestic content requirements to enable certain customers to qualify for grant funding under the BEAD Program. Any failure of such products to meet BABA domestic content requirements would result in those products being ineligible for purchase and use by certain customers under the BEAD Program, and could result in lost sales, lost business opportunity, breach of warranty claims, and damage to our reputation and customer relationships.
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

The EU GDPR and UK GDPR regulate cross-border transfers of personal data out of the European Economic Area, or the EEA, and the UK. There is currently legal complexity and uncertainty regarding international personal data transfers, and we expect this to continue. In particular, we expect the European Commission approval of the current EU-US Data Privacy Framework for data transfers to certified entities in the U.S. to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers further develops, our business, operations and financial condition could be adversely affected and we could suffer additional costs, complaints and/or regulatory investigations or fines. We may also have to stop using certain tools and vendors and make other operational changes. Further, our customers may not use our services in a manner that is compliant with applicable data privacy laws and regulations and our services may not be competitive in certain markets. We and/or our customers are also subject to evolving EU and UK privacy laws on cookies, tracking technologies, e-marketing and electronic communications. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of marketing activities conducted on behalf of our customers, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In addition, security regulations such as the EU’s Network and Information Security 2 Directive (NIS2) and its EU Member State transpositions, and the UK’s Telecommunications (Security) Act 2021 together with its implementing regulations impose further security obligations, including on electronic communications networks and services. We may be required to implement (and contractually commit to) additional security measures to remain a competitive vendor, as customers will need to ensure their vendors are able to meet the obligations that they are themselves subject to, or customers may choose different vendors due to our security measures. This could result in additional costs and require operational changes which could adversely affect our business, operations and financial condition.
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
We have a common stock repurchase program of which $129.4 million was available as of June 28, 2025. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with our capital allocation strategy. Stock repurchases could have an impact on our common stock trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.
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
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
We maintain a common stock repurchase program. Our repurchase activity for the three months ended June 28, 2025 was as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 30 to April 30	1,009	$33.24	1,009	$129,379
May 1 to May 31	—	—	—	129,379
June 1 to June 28	—	—	—	129,379
	1,009		1,009
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended June 28, 2025, no director or officer of the Company (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CALIX, INC. (Registrant)

Date: July 22, 2025	By:	/s/ Michael Weening
Michael Weening
President and Chief Executive Officer (Principal Executive Officer)

Date: July 22, 2025	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)