Form 10-Q
period 2025-09-27
CALIX, INC
filed 2025-10-30
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-34674

Calix, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0438710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3155 Olsen Drive, Suite 450, San Jose, CA 95117
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of October 15, 2025, there were 66,276,473 shares of the Registrant’s common stock, par value $0.025, outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 27, 2025	December 31, 2024
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$95,012	$43,162
Marketable securities	244,611	253,929
Accounts receivable, net	87,465	79,321
Inventory	107,981	102,727
Prepaid expenses and other current assets	80,448	105,596
Total current assets	615,517	584,735
Property and equipment, net	32,722	31,153
Right-of-use operating leases	10,822	6,216
Deferred tax assets	168,712	177,601
Goodwill	116,175	116,175
Other assets	32,421	23,387
	$976,369	$939,267
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,138	$20,226
Accrued liabilities	78,511	84,167
Deferred revenue	23,992	26,750
Total current liabilities	122,641	131,143
Long-term portion of deferred revenue	19,939	20,883
Operating leases	9,271	3,720
Other long-term liabilities	2,012	2,581
Total liabilities	153,863	158,327
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of September 27, 2025 and December 31, 2024	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 66,250 shares issued and outstanding as of September 27, 2025, and 66,434 shares issued and outstanding as of December 31, 2024	1,657	1,661
Additional paid-in capital	1,200,506	1,170,017
Accumulated other comprehensive loss	(203)	(612)
Accumulated deficit	(379,454)	(390,126)
Total stockholders’ equity	822,506	780,940
	$976,369	$939,267

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Revenue	$265,437	$200,945	$727,561	$625,394
Cost of revenue	113,427	90,898	316,548	285,167
Gross profit	152,010	110,047	411,013	340,227
Operating expenses:
Sales and marketing	60,257	52,301	181,969	158,436
Research and development	47,055	45,467	136,822	134,012
General and administrative	27,293	23,175	80,507	72,063
Total operating expenses	134,605	120,943	399,298	364,511
Operating income (loss)	17,405	(10,896)	11,715	(24,284)
Interest income and other expense, net:
Interest income, net	3,264	3,282	9,510	8,877
Other expense, net	(335)	(178)	(454)	(599)
Total interest income and other expense, net	2,929	3,104	9,056	8,278
Income (loss) before income taxes	20,334	(7,792)	20,771	(16,006)
Income taxes (benefit)	4,676	(3,824)	10,099	(4,183)
Net income (loss)	$15,658	$(3,968)	$10,672	$(11,823)
Net income (loss) per common share:
Basic	$0.24	$(0.06)	$0.16	$(0.18)
Diluted	$0.22	$(0.06)	$0.15	$(0.18)
Weighted-average number of shares used to compute
net income (loss) per common share:
Basic	65,753	66,078	65,771	65,700
Diluted	69,789	66,078	68,973	65,700

Net income (loss)	$15,658	$(3,968)	$10,672	$(11,823)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale marketable securities, net	134	1,190	347	983
Foreign currency translation adjustments, net	(222)	273	62	166
Total other comprehensive income (loss), net of tax	(88)	1,463	409	1,149
Comprehensive income (loss)	$15,570	$(2,505)	$11,081	$(10,674)

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 28, 2025	65,294	$1,633	$1,166,266	$(115)	$(395,112)	$772,672
Stock-based compensation	—	—	20,802	—	—	20,802
Issuance of common stock under equity incentive plans, net of forfeitures	1,015	25	16,600	—	—	16,625
Repurchases of common stock	(59)	(1)	(3,162)	—	—	(3,163)
Net income	—	—	—	—	15,658	15,658
Other comprehensive loss	—	—	—	(88)	—	(88)
Balance as of September 27, 2025	66,250	$1,657	$1,200,506	$(203)	$(379,454)	$822,506

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 29, 2024	65,800	$1,645	$1,121,786	$(973)	$(368,234)	$754,224
Stock-based compensation	—	—	16,371	—	—	16,371
Issuance of common stock under equity incentive plans, net of forfeitures	518	13	10,585	—	—	10,598
Net loss	—	—	—	—	(3,968)	(3,968)
Other comprehensive income	—	—	—	1,463	—	1,463
Balance as of September 28, 2024	66,318	$1,658	$1,148,742	$490	$(372,202)	$778,688

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	66,434	$1,661	$1,170,017	$(612)	$(390,126)	$780,940
Stock-based compensation	—	—	66,672	—	—	66,672
Issuance of common stock under equity incentive plans, net of forfeitures	2,041	52	40,771	—	—	40,823
Repurchases of common stock	(2,225)	(56)	(76,954)	—	—	(77,010)
Net income	—	—	—	—	10,672	10,672
Other comprehensive income	—	—	—	409	—	409
Balance as of September 27, 2025	66,250	$1,657	$1,200,506	$(203)	$(379,454)	$822,506

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	65,052	$1,627	$1,078,393	$(659)	$(360,379)	$718,982
Stock-based compensation	—	—	48,686	—	—	48,686
Issuance of common stock under equity incentive plans, net of forfeitures	1,380	34	25,398	—	—	25,432
Repurchases of common stock	(114)	(3)	(3,735)	—	—	(3,738)
Net loss	—	—	—	—	(11,823)	(11,823)
Other comprehensive income	—	—	—	1,149	—	1,149
Balance as of September 28, 2024	66,318	$1,658	$1,148,742	$490	$(372,202)	$778,688

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Operating activities:
Net income (loss)	$10,672	$(11,823)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	65,976	48,686
Depreciation and amortization	13,310	14,805
Deferred income taxes	8,778	(10,420)
Net accretion of available-for-sale securities	(3,001)	(3,958)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,144)	40,755
Inventory	(5,255)	32,376
Prepaid expenses and other assets	11,297	7,659
Accounts payable	(71)	(11,809)
Accrued liabilities	(5,936)	(39,768)
Deferred revenue	(3,702)	(10,636)
Other long-term liabilities	4,983	(2,830)
Net cash provided by operating activities	88,907	53,037
Investing activities
Purchases of property and equipment	(13,670)	(12,905)
Purchases of marketable securities	(166,936)	(228,456)
Sales of marketable securities	11,362	49,905
Maturities of marketable securities	168,350	115,529
Net cash used in investing activities	(894)	(75,927)
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	40,821	25,433
Repurchases of common stock	(77,010)	(3,738)
Net cash provided by (used in) financing activities	(36,189)	21,695
Effect of exchange rate changes on cash and cash equivalents	26	147
Net increase (decrease) in cash and cash equivalents	51,850	(1,048)
Cash and cash equivalents at beginning of period	43,162	63,409
Cash and cash equivalents at end of period	$95,012	$62,361

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
The Company’s fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first quarter ending on the Saturday closest to March 31st. As a result, the Company had one less day in the nine months ended September 27, 2025 than for the nine months ended September 28, 2024. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s significant accounting policies did not change during the nine months ended September 27, 2025.
Newly Adopted Accounting Standard
The Company did not adopt any new accounting standards during the nine months ended September 27, 2025 that were significant to the Company.
Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the nine months ended September 27, 2025 as compared with the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, that are significant or expected to be significant to the Company.

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
The Company’s investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as other expense, net. Realized gains and losses were not significant for the three and nine months ended September 27, 2025 and September 28, 2024.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 27, 2025	December 31, 2024
Cash and cash equivalents:
Cash	$33,861	$20,664
Commercial paper	47,526	10,058
Money market funds	12,378	4,890
U.S. government securities	1,247	7,550
Total cash and cash equivalents	95,012	43,162
Marketable securities:
Corporate debt securities	145,350	123,701
U.S. government securities	56,554	66,582
Commercial paper	21,180	22,715
U.S. government agency securities	14,502	24,411
Certificates of deposit	7,025	16,520
Total marketable securities	244,611	253,929
	$339,623	$297,091
The carrying amounts of the Company’s money market funds approximate their fair values due to their nature, duration and short maturities. The amortized cost and fair value of marketable securities were as follows (in thousands):

As of September 27, 2025	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
Corporate debt securities	$144,834	$516	$145,350
Commercial paper	68,721	(15)	68,706
U.S. government securities	57,620	181	57,801
U.S. government agency securities	14,481	21	14,502
Certificates of deposit	7,020	5	7,025
	$292,676	$708	$293,384

As of December 31, 2024	Amortized Cost	Unrealized Gains, net	Fair Value
Corporate debt securities	$123,519	$182	$123,701
U.S. government securities	74,118	14	74,132
Commercial paper	32,766	7	32,773
U.S. government agency securities	24,380	31	24,411
Certificates of deposit	16,505	15	16,520
	$271,288	$249	$271,537

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
The following tables sets forth the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of September 27, 2025	Level 1	Level 2	Total
Money market funds	$12,378	$—	$12,378
U.S. government securities	57,801	—	57,801
Corporate debt securities	—	145,350	145,350
Commercial paper	—	68,706	68,706
U.S. government agency securities	—	14,502	14,502
Certificates of deposit	—	7,025	7,025
	$70,179	$235,583	$305,762

As of December 31, 2024	Level 1	Level 2	Total
Money market funds	$4,890	$—	$4,890
U.S. government securities	74,132	—	74,132
Corporate debt securities	—	123,701	123,701
Commercial paper	—	32,773	32,773
U.S. government agency securities	—	24,411	24,411
Certificates of deposit	—	16,520	16,520
	$79,022	$197,405	$276,427
5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	September 27, 2025	December 31, 2024
Accounts receivable	$87,784	$79,632
Allowance for doubtful accounts	(319)	(311)
	$87,465	$79,321
Inventory consisted of the following (in thousands):

	September 27, 2025	December 31, 2024
Components	$2,511	$21,735
Finished goods	105,470	80,992
	$107,981	$102,727

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 27, 2025	December 31, 2024
Supplier deposits	$24,342	$62,620
Prepaid expenses and other current assets	56,106	42,976
	$80,448	$105,596
Property and equipment, net consisted of the following (in thousands):

	September 27, 2025	December 31, 2024
Test equipment	$64,080	$57,595
Computer equipment	13,096	14,561
Software	11,069	11,146
Leasehold improvements	2,691	2,173
Furniture and fixtures	2,106	1,268
Total	93,042	86,743
Accumulated depreciation and amortization	(60,320)	(55,590)
	$32,722	$31,153
Accrued liabilities consisted of the following (in thousands):

	September 27, 2025	December 31, 2024
Compensation and related benefits	$30,410	$36,004
Component inventory held by suppliers	9,351	8,855
Taxes payable	8,750	5,048
Professional and consulting fees	5,625	5,385
Current portion of warranty	3,368	5,288
Travel and event expenses	3,270	518
Customer advances or rebates	3,090	4,882
Operating leases	2,046	4,303
Insurance	1,783	2,019
Operations	1,263	1,735
Product returns	1,202	2,428
Freight	924	1,640
Other	7,429	6,062
	$78,511	$84,167
Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Balance at beginning of period	$4,893	$7,371	$7,287	$8,029
Accruals for product warranty	998	1,057	(205)	1,789
Cost of warranty claims	(990)	(876)	(2,181)	(2,266)
Balance at end of period	$4,901	$7,552	$4,901	$7,552

6. Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases. Certain of the Company’s operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of September 27, 2025 (in thousands):

Period	Future Minimum Lease Payments
Remainder of 2025	$445
2026	2,781
2027	2,457
2028	1,939
2029	1,606
Thereafter	4,150
Total future minimum lease payments	13,378
Less imputed interest	(2,061)
$11,317
As of September 27, 2025, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$2,046
Operating leases	9,271
$11,317
In December 2024, the Company entered into a new headquarters office lease agreement for 23,000 square feet in San Jose, California. The lease commenced in August 2025 for a term of 90 months. The future minimum lease payments of $8.9 million are included in the table above. The Company recorded a right-of-use operating lease asset and operating lease liability of $7.0 million in the third quarter of 2025. The Company’s previous lease in San Jose, California expires in October 2025.
The weighted average discount rate for the Company’s operating leases as of September 27, 2025 was 5.1%. The weighted average remaining lease term as of September 27, 2025 was 5.9 years.
For the three and nine months ended September 27, 2025, rent expense was $1.3 million and $3.5 million, respectively. For the three and nine months ended September 28, 2024, rent expense was $1.2 million and $3.5 million, respectively. Cash paid within operating cash flows for operating leases was $3.5 million and $3.4 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.
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

As of September 27, 2025 and December 31, 2024, the Company had approximately $192.4 million and $138.8 million, respectively, of outstanding purchase commitments for inventories to be delivered by its suppliers, including CMs and ODMs.
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
7. Stockholders’ Equity
2019 Equity Incentive Award Plan
Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of the Company’s Board of Directors, are eligible to receive awards under the Fourth Amended and Restated 2019 Equity Incentive Award Plan (the “2019 Plan”). The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards and dividend equivalents to eligible individuals. At the Company’s 2025 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the 2019 Plan by 4.0 million shares. As of September 27, 2025, there were 3.8 million shares available for issuance under the 2019 Plan.
In February 2025, stock option awards exercisable for up to an aggregate of 3.1 million shares of common stock were granted to certain members of the Company’s leadership team with a grant date exercise price of $39.68 per share. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net operating income for 2025 (collectively, the “2025 Performance Targets”) during the one-year performance period. The stock option awards will vest, subject to certification by the Compensation Committee of the Company’s Board of Directors upon the achievement of the 2025 Performance Targets, as to 25% of the shares of common stock earned on the one year anniversary of the date of grant, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with the Company through the respective vesting dates. If the combined non-GAAP net operating income target and the bookings target are achieved below 50% of target, 50% of the shares would be awarded, and the balance would be forfeited. If the combined target is achieved at the minimum threshold of 50% of target, then 75% of the shares would be awarded, with an increasing percentage of shares awarded above the minimum thresholds up to 100% of the granted shares for each target. Each target result is then weighted by 50% and the combined total determines the percent of target shares. The maximum combined award is 100%. The probability of meeting the performance conditions was assessed to be probable as of September 27, 2025, and stock-based compensation expense of $6.6 million was recognized for the three months ended September 27, 2025. For the nine months ended September 27, 2025, stock-based compensation expense of $17.4 million was recognized.
During the three months ended September 27, 2025, stock option awards exercisable for up to an aggregate of 0.4 million shares of common stock were granted with a grant date weighted-average exercise price of $56.67 per share. During the nine months ended September 27, 2025, stock option awards exercisable for up to an aggregate of 1.0 million shares of common stock were granted with a grant date weighted-average exercise price of $47.39 per share. These stock option awards generally vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter over an additional three years.
During the three months ended September 27, 2025, 0.7 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $11.09 per share. During the nine months ended September 27, 2025, 1.1 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $15.85 per share. As of September 27, 2025, unrecognized stock-based compensation expense of $89.0 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.3 years.
During the nine months ended September 27, 2025, 38,000 restricted stock awards, with a one-year vesting period, were granted to the Company’s Board of Directors with a grant date fair value of $42.65 per share. As of September 27, 2025, unrecognized stock-based compensation expense of $1.0 million related to restricted stock awards is expected to be recognized over a weighted-average period of 0.6 years.
Employee Stock Purchase Plans
The Company maintains two plans under which employees can purchase Company common stock - the Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the non-executive Stock Purchase and Matching Plan (“SPMP”). In March 2025, the Company’s Board of Directors approved amending and restating the Third Amended and Restated 2017 Nonqualified

Employee Stock Purchase Plan (the “NQ ESPP”) as the SPMP, which better describes the nature of the plan whereby when a non-executive employee buys a share, the Company matches it. The Company’s Board of Directors approval included reserving 2.9 million shares of Company common stock under each of the purchase component and the matching component of the SPMP, including 1.25 million shares for the matching component subject to stockholder approval, with a corresponding decrease in shares authorized in the ESPP of 2.5 million shares. At the Company’s 2025 annual meeting of stockholders, the stockholders approved an increase to the authorized shares to the SPMP of 1.25 million shares of Common Stock under the matching component, resulting in a corresponding decrease in the shares authorized for issuance under the ESPP of 2.5 million shares. Shares will be issued from the SPMP starting with the August 8, 2025 purchase period.
The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation subject to certain Internal Revenue Code limitations.
The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. As of September 27, 2025, there were 1.5 million shares available for issuance under the ESPP. During the nine months ended September 27, 2025, 0.3 million shares were purchased under the ESPP. As of September 27, 2025, unrecognized stock-based compensation expense of $1.2 million related to the ESPP is expected to be recognized over a remaining service period of 0.4 years.
The SPMP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 25% of their eligible compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of the Company’s common stock on the last day of such offering period and (b) receive an equal number of shares of the Company’s common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The SPMP provides quarterly offering periods from February 8th through May 7th, May 8th through August 7th, August 8th through November 7th and November 8th through February 7th of each year, with a maximum of 0.35 million shares allocated per purchase period for the combination of the purchase and matching components. As of September 27, 2025, there were 2.9 million shares and 2.8 million shares available for issuance under the SPMP purchase and matching components, respectively. During the nine months ended September 27, 2025, 0.7 million shares were purchased and issued. As of September 27, 2025, unrecognized stock-based compensation expense of $12.9 million related to the NQ ESPP is expected to be recognized over a remaining weighted-average service period of 0.8 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cost of revenue	$753	$770	$2,297	$2,113
Sales and marketing	6,158	4,630	23,674	13,672
Research and development	5,965	4,783	16,935	13,695
General and administrative	7,742	6,188	23,069	19,206
	$20,618	$16,371	$65,975	$48,686
Income tax benefit recognized	$1,584	$2,688	$7,071	$8,114

Stock Repurchase Program
The Company maintains a common stock repurchase program. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases depends on prevailing stock prices, general economic and market conditions and other considerations consistent with the Company’s capital allocation strategy. The repurchase program does not obligate the Company to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. In April 2025, the Company’s Board of Directors authorized a $100.0 million increase to this program. During the three months ended September 27, 2025, the Company purchased 0.1 million shares of common stock for an aggregate purchase price of $3.5 million at an average price per share of $59.20. During the nine months ended September 27, 2025, the Company purchased 2.2 million shares of common stock for an aggregate purchase price of $77.0 million at an average price per share of $34.61. As of September 27, 2025, the remaining authorized balance under this program was $125.9 million.
8. Revenue from Contracts with Customers
Contract Asset
Contract assets include amounts recognized as revenue prior to the Company’s contractual right to bill the customer. Amounts are billed in accordance with the agreed-upon contractual terms. Contract assets were $4.5 million as of September 27, 2025 as compared to $2.8 million as of December 31, 2024, and are included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The Company expects to bill 23% of the September 27, 2025 balance during 2025.
Contract Liability
Deferred revenue was $43.9 million, $45.9 million and $47.6 million as of September 27, 2025, June 28, 2025 and December 31, 2024, respectively. The decrease in the deferred revenue balance for the three and nine months ended September 27, 2025 was driven by $10.9 million and $20.2 million of revenue recognized that was included in the deferred revenue balance at the beginning of each respective period, partially offset by cash payments received or due in advance of satisfying the Company’s performance obligations.
Remaining performance obligations (“RPOs”) represent contractual commitments that have not yet been fulfilled, which include deferred revenue and amounts that will be invoiced and recognized as revenue in future periods but exclude variable consideration where the monthly invoicing is based on usage or where actual usage exceeds the minimum commitment. RPOs were $354.6 million as of September 27, 2025, and the Company expects to recognize as revenue 40% of this amount over the next 12 months and nearly all of the remainder over the two years thereafter.
Contract Costs
The Company capitalizes certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of September 27, 2025 and December 31, 2024, the unamortized balance of deferred commissions was $17.8 million and $17.9 million, respectively, and were included in prepaid expenses and other current assets, and other long-term assets on the Condensed Consolidated Balance Sheets. For the three and nine months ended September 27, 2025 the amount of amortization was $2.9 million and $8.2 million, respectively, compared to $2.3 million and $6.4 million for the three and nine months ended September 28, 2024, respectively. There was no impairment loss in relation to the costs capitalized for these periods.
Concentration of Customer Risk
No customer accounted for more than 10% of the Company’s revenue for the three and nine months ended September 27, 2025 and September 28, 2024.
No customer represented 10% of the Company’s total receivables as of September 27, 2025 and one customer represented 21% of the Company’s total receivables as of December 31, 2024.
9. Segment Information
The Company develops, markets and sells an appliance-based broadband platform, cloud and managed services. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is a single reporting segment and operating unit structure. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who reviews financial information presented on a Company-wide basis, for purposes of allocating resources and evaluating financial performance. The CODM assesses the performance of the single segment and allocates resources based on revenue and measures derived from gross margin and operating loss that is reported in the Condensed Consolidated Statements of Comprehensive Income (Loss). In addition, the CODM uses a measure derived from operating expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) to monitor budget versus actual results to determine the Company’s and management’s performance. The Company does not have intra-entity sales or transfers. The measure of the single segment assets is the consolidated assets in the Condensed Consolidated Balance Sheet. The accounting policies of the single segment are the same as described in the significant accounting policies.
Geographic Information:
A summary of revenue disaggregated by geographic region based upon the location of the customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
United States	$249,213	$187,080	$679,432	$579,873
Europe	7,247	5,588	25,341	19,161
Americas ex U.S.	6,964	6,573	18,313	20,760
Rest of world	2,013	1,704	4,475	5,600
	$265,437	$200,945	$727,561	$625,394
The Company’s property and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands):

	September 27, 2025	December 31, 2024
United States	$29,292	$27,601
China	2,575	2,818
India	855	734
	$32,722	$31,153
Selected Financial Information:
The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue	$265,437	$200,945	$727,561	$625,394
Adjusted cost of revenue (1)	(112,293)	(89,524)	(313,343)	(280,538)
Adjusted sales and marketing operating expenses (2)	(54,099)	(47,671)	(158,295)	(144,764)
Adjusted research and development operating expenses (3)	(41,090)	(40,684)	(119,887)	(120,317)
Adjusted general and administrative operating expenses (4)	(19,551)	(16,987)	(57,438)	(52,857)
Other segment items (5)	(20,999)	(16,975)	(66,883)	(51,202)
Interest income and other expenses, net	2,929	3,104	9,056	8,278
Income taxes	(4,676)	3,824	(10,099)	4,183
Net income (loss)	$15,658	$(3,968)	$10,672	$(11,823)
(1) GAAP cost of revenue adjusted for stock-based compensation and intangible asset amortization.
(2) GAAP sales and marketing operating expenses adjusted for stock-based compensation.
(3) GAAP research and development operating expenses adjusted for stock-based compensation.
(4) GAAP general and administrative operating expenses adjusted for stock-based compensation.
(5) Other segment items consisted of stock-based compensation expense and intangible asset amortization.

10. Income Taxes
The following table presents income taxes and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Income (loss) before income taxes	$20,334	$(7,792)	$20,771	$(16,006)
Income taxes (benefit)	$4,676	$(3,824)	$10,099	$(4,183)
Effective tax rate	23.0%	49.1%	48.6%	26.1%
The Company’s income taxes for the three and nine months ended September 27, 2025 and September 28, 2024 were determined using an estimated effective tax rate adjusted for discrete items that occurred during respective periods. The Company’s effective tax rate for the three and nine months ended September 27, 2025 differed from the statutory federal corporate tax rate of 21% primarily due to state taxes, the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of U.S. federal research tax credits and excess tax benefits from stock-based compensation. The Company’s effective tax rate for the three and nine months ended September 28, 2024 differed from the statutory federal corporate tax rate of 21% primarily due to state taxes, the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of U.S. federal research tax credits, excess tax benefits from stock-based compensation and the U.S. tax impact of foreign operations.
The Company maintained a valuation allowance of $30.6 million for the three and nine months ended September 27, 2025, compared to $29.3 million for the three and nine months ended September 28, 2024, on certain state deferred tax assets that the Company believes are not more likely than not to be realized in future periods.
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
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act ("OB3"), which includes a broad range of tax reform provisions affecting businesses. The OB3 includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. Additionally, the OB3 permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. The Company has accounted for the effects of the OB3 in the interim financial statements for the period ended September 27, 2025, of which the primary impact is a reduction of current tax liabilities and a corresponding reduction in deferred tax assets. The Company will continue to evaluate the impacts of OB3 including the potential impacts on future periods and tax planning strategies.

11. Net Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Net income (loss)	$15,658	$(3,968)	$10,672	$(11,823)
Denominator:
Weighted-average common shares outstanding used to compute basic net income (loss) per share	65,753	66,078	65,771	65,700
Effect of dilutive common stock equivalents	4,036	—	3,202	—
Weighted-average common shares outstanding used to compute diluted net income (loss) per share	69,789	66,078	68,973	65,700
Net income (loss) per common share:
Basic net income (loss) per common share	$0.24	$(0.06)	$0.16	$(0.18)
Diluted net income (loss) per common share	$0.22	$(0.06)	$0.15	$(0.18)
Potentially dilutive shares excluded, weighted average	3,874	12,294	7,028	12,004
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
We market our platform and managed services to communication service providers globally through our direct sales force as well as select resellers. Our customers range from smaller, regional service providers to some of the world’s largest service providers. Customers are defined as small (less than 250,000 subscribers), medium (250,000 to 2.5 million subscribers) or large (greater than 2.5 million subscribers). We have approximately 1,600 active customers that have deployed passive optical, Active Ethernet or point-to-point Ethernet fiber access networks or our subscriber premise systems.
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

Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue for the three and nine months ended September 27, 2025 include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty, incurrence of retrofit costs, amortization of intangibles, allowances for obligations to our suppliers and inventory write-downs. Factors that we expect may impact our cost of revenue in future periods include the same factors in the prior quarter, changes in trade policies and the transition from DDR4 to DDR5 memory. Regarding trade policies, in April 2025, the U.S. President signed an executive order increasing tariffs on imports from numerous countries, including China and other Asian countries where our sole-source or limited-source suppliers are located. Currently, the majority of our finished goods are exempt from tariffs. For imported components for domestic manufacturing and certain finished goods, these actions increased our cost of revenue. We continue to evaluate the actions we may be able to take to mitigate such costs as we monitor and navigate this challenging and dynamic operating environment. Regarding the DDR4 to DDR5 transition, the exit from DDR4 memory will put upward pricing on memory and will potentially increase the cost of our premises system. In addition, we periodically ship by air versus by ocean in order to meet delivery commitments to our customers, which is more costly. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
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
Our critical accounting policies and estimates, which are revenue recognition and inventory valuation and supplier purchase commitments, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For the nine months ended September 27, 2025, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the nine months ended September 27, 2025 as compared with the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2024 that are significant or expected to be significant to us.

Results of Operations
Comparison of the Three and Nine Months Ended September 27, 2025 and September 28, 2024
Revenue
The following table sets forth our revenue by customer size (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Variance in Dollars	Variance in Percent	September 27, 2025	September 28, 2024	Variance in Dollars	Variance in Percent
Large	$34,747	$9,739	$25,008	257%	$84,227	$37,840	$46,387	123%
Medium	30,236	24,070	6,166	26%	94,349	76,323	18,026	24%
Small	200,454	167,136	33,318	20%	548,985	511,231	37,754	7%
	$265,437	$200,945	$64,492	32%	$727,561	$625,394	$102,167	16%
Our revenue increased by $64.5 million and $102.2 million for the three and nine months ended September 27, 2025, respectively, as compared to the corresponding periods in 2024. After bottoming in the second quarter last year, we have experienced sequential quarterly revenue growth. That growth has been broad based. Specifically, during the third quarter of 2025, the large-customer segment increased $25.0 million primarily due to a North American customer that increased its capital expenditures this year relative to last year and the reclassification of a small customer to the large-customer segment after being acquired by a different large customer. The medium-customer segment increased $6.2 million primarily due to increased shipments to a few customers. The small-customer segment increased by $33.3 million as BXPs focused on adding subscribers.
For the three and nine months ended September 27, 2025, United States revenue was $249.2 million and $679.4 million, or 94% and 93% of our revenue, respectively, compared to $187.1 million and $579.9 million, or 93% of our revenue for the same periods in 2024. International revenue was $16.2 million and $48.1 million, or 6% and 7% of our revenue, respectively, for the three and nine months ended September 27, 2025, as compared to $13.9 million and $45.5 million, or 7% of our revenue, for the same periods in 2024.
No customer accounted for more than 10% of our revenue for the three and nine months ended September 27, 2025 or September 28, 2024.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Variance in Dollars	Variance in Percent	September 27, 2025	September 28, 2024	Variance in Dollars	Variance in Percent
Gross profit	$152,010	$110,047	$41,963	38%	$411,013	$340,227	$70,786	21%
Gross margin	57.3%	54.8%			56.5%	54.4%
Gross profit increased to $152.0 million and $411.0 million for the three and nine months ended September 27, 2025, from $110.0 million and $340.2 million during the corresponding periods in 2024. These increases were mainly due to the corresponding increases in revenue. Our gross margin increased by 250 and 210 basis points for the three and nine months ended September 27, 2025, respectively, compared to the corresponding periods in 2024, primarily related to the continued growth in our platform, cloud and managed services offerings.
Operating Expenses
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Variance in Dollars	Variance in Percent	September 27, 2025	September 28, 2024	Variance in Dollars	Variance in Percent
Sales and marketing expenses	$60,257	$52,301	$7,956	15%	$181,969	$158,436	$23,533	15%
Percent of revenue	23%	26%			25%	25%

Sales and marketing expenses for the three months ended September 27, 2025 increased by $8.0 million compared with the corresponding period in 2024 primarily due to increases in personnel expenses of $6.2 million, mostly related to incentive compensation and increased headcount, stock-based compensation of $1.5 million and travel expenses of $0.5 million. These increases were partially offset by a decrease in marketing expenses of $0.5 million.
Sales and marketing expenses for the nine months ended September 27, 2025 increased by $23.5 million compared with the corresponding period in 2024 primarily due to increases in personnel expenses of $14.9 million, mostly related to incentive compensation and increased headcount, stock-based compensation of $10.0 million and travel expenses of $1.6 million. These increases were partially offset by a decrease in marketing expenses of $2.0 million.
For the three months ended September 27, 2025, sales and marketing expenses as a percentage of revenue declined compared to the year ago period as revenue returned to a record level. We expect our investments in sales and marketing will increase in absolute dollars on a year-over-year basis, but decline as a percentage of revenue, as we continue to land new customers and expand our platform, cloud and managed services.
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Variance in Dollars	Variance in Percent	September 27, 2025	September 28, 2024	Variance in Dollars	Variance in Percent
Research and development expenses	$47,055	$45,467	$1,588	3%	$136,822	$134,012	$2,810	2%
Percent of revenue	18%	23%			19%	21%
Percentage of gross profit	31%	41%			33%	39%
Research and development expenses for the three months ended September 27, 2025 increased by $1.6 million as compared with the corresponding period in 2024 mainly due to increases in stock-based compensation of $1.2 million, depreciation and amortization of $0.7 million, outside services of $0.4 million and prototypes and test equipment expenses of $0.4 million. These increases were partially offset by a decrease in personnel expenses of $0.8 million.
Research and development expenses for the nine months ended September 27, 2025 increased by $2.8 million as compared with the corresponding period in 2024 mainly due to increases in stock-based compensation of $3.2 million, depreciation and amortization of $1.6 million and prototypes and test equipment expenses of $1.2 million. These increases were partially offset by decreases in personnel expenses of $3.0 million.
For the three and nine months ended September 27, 2025, research and development expenses as a percentage of gross profit decreased to 31% from 41% and 33% from 39%, respectively, due to the increase in revenue and gross margin. We expect our investments in research and development to increase in absolute dollars and as a percentage of gross profit in the short term as we accelerate the development of AI functionality and capabilities of our platform, cloud and managed services.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Variance in Dollars	Variance in Percent	September 27, 2025	September 28, 2024	Variance in Dollars	Variance in Percent
General and administrative expenses	$27,293	$23,175	$4,118	18%	$80,507	$72,063	$8,444	12%
Percent of revenue	10%	12%			11%	12%
General and administrative expenses for the three months ended September 27, 2025 increased by $4.1 million as compared with the corresponding period in 2024 mainly due to increases in personnel expenses of $1.9 million, mostly related to incentive compensation and increased headcount, and stock-based compensation of $1.6 million.
General and administrative expenses for the nine months ended September 27, 2025 increased by $8.4 million as compared with the corresponding period in 2024 mainly due to increases in personnel expenses of $4.7 million and stock-based compensation of $3.9 million. These increases were partially offset by a decrease in professional services expenses of $0.8 million.

For the three and nine months ended September 27, 2025, general and administrative expenses as a percentage of revenue were relatively flat compared to the same periods in 2024. We expect our general and administrative investments to be fairly constant in absolute dollars in the near term and decline as a percentage of revenue.
Interest and Other Expense, net
The following table sets forth our interest and other expense, net (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Variance in Dollars	Variance in Percent	September 27, 2025	September 28, 2024	Variance in Dollars	Variance in Percent
Interest and other expense, net	$2,929	$3,104	$(175)	(6)%	$9,056	$8,278	$778	9%
Percent of revenue	1%	2%			1%	1%
For the three months ended September 27, 2025, interest and other expense, net was down slightly compared with the corresponding period in 2024 due to lower accretion of marketable securities. For the nine months ended September 27, 2025, interest and other expense, net increased by $0.8 million compared with the same period a year ago as we had a larger average cash balance.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	Variance in Dollars	Variance in Percent	September 27, 2025	September 28, 2024	Variance in Dollars	Variance in Percent
Income taxes (benefit)	$4,676	$(3,824)	$8,500	(222)%	$10,099	$(4,183)	$14,282	(341)%
Effective tax rate	23.0%	49.1%			48.6%	26.1%
For the three and nine months ended September 27, 2025, our income tax expense was $4.7 million and $10.1 million for an effective tax rate of 23.0% and 48.6%, respectively, which differed from the statutory rate of 21% primarily due to the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of U.S. federal research tax credits and excess tax benefits from stock-based compensation. The effective tax rate for the three months ended September 27, 2025 is lower than the corresponding period in 2024 primarily due to lower return-to-provision adjustments and higher excess tax benefits from share-based compensation exercises, offset by a relatively higher level of non-deductible stock-based compensation for executive officers. The effective tax rate for the nine months ended September 27, 2025 is higher than the corresponding period in 2024 primarily as a result of higher pre-tax earnings with a relatively higher level of non-deductible stock-based compensation for executive officers.
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
Liquidity and Capital Resources
We fund our operations and investing activities from cash flow generated from our operations as well as the issuance of common stock under our equity incentive plans. As of September 27, 2025, we had cash, cash equivalents and marketable securities of $339.6 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government and its agency securities, corporate debt securities and commercial paper.
Operating Activities
Net cash provided by operating activities was $88.9 million for the nine months ended September 27, 2025 and consisted of net income of $10.7 million and non-cash charges of $85.1 million partially offset by cash flow decreases of $6.8 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $66.0 million, depreciation and amortization of $13.3 million and deferred income taxes of $8.8 million partially offset by the net accretion of available-for-sale securities of $3.0 million.
Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in accounts receivable of $8.1 million due to higher revenue, an increase in inventory of $5.3 million to support increased revenue, a decrease in deferred revenue of $3.7 million and a decrease in accrued liabilities of $1.0 million relating to various factors including a decrease in incentive compensation related accruals. This was partially offset by a decrease in prepaid expenses and other assets of $11.3 million mainly due to a reduction in our inventory deposits.
Net cash provided by operating activities was $53.0 million for the nine months ended September 28, 2024 and consisted of a net loss of $11.8 million offset by non-cash charges of $49.1 million and cash flow increases of $15.7 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $48.7 million and depreciation and amortization of $14.8 million partially offset by deferred income taxes of $10.4 million and the net accretion of available-for-sale securities of $4.0 million. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in accounts receivable of $40.8 million and inventory of $32.4 million, both in line with our revenue decline, and a decrease in prepaid expenses and other assets of $7.7 million mainly due to a decrease in our inventory deposits. These changes were partially offset by a decrease in accrued liabilities of $42.6 million relating to various factors including a decrease in our liability for components, a decrease in incentive compensation related accruals and the settlement of a legal matter; a decrease in accounts payable of $11.8 million due to decreased inventory purchases; and a decrease in deferred revenue of $10.6 million primarily due to the recognition of previously deferred revenue and a trend to move customers to monthly from annual billing arrangements.
Investing Activity
For the nine months ended September 27, 2025, cash used in investing activities of $0.9 million consisted of capital expenditures of $13.7 million, consisting primarily of purchases of test equipment, partially offset by net maturities and sales of marketable securities of $12.8 million.
For the nine months ended September 28, 2024, cash used in investing activities of $75.9 million consisted of net purchases of marketable securities of $63.0 million and capital expenditures of $12.9 million, consisting primarily of purchases of test and computer equipment.
Financing Activities
Net cash used in financing activities of $36.2 million for the nine months ended September 27, 2025 primarily consisted repurchases of our common stock of $77.0 million partially offset by proceeds from the issuance of common stock related to our equity plans of $40.8 million.
Net cash provided by financing activities of $21.7 million for the nine months ended September 28, 2024 primarily consisted of proceeds from the issuance of common stock related to our equity plans of $25.4 million partially offset by repurchases of our common stock of $3.7 million.
Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, normal recurring trade payables, compensation-related and expense accruals and operating leases. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. Furthermore, we have a common stock repurchase program, which had $125.9 million available as of September 27, 2025. Our stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.
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
Contractual Obligations and Commitments
Our principal commitments as of September 27, 2025 consisted of contractual obligations under non-cancelable outstanding purchase obligations and operating lease obligations for office space. The following table summarizes our contractual obligations as of September 27, 2025 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$296,811	$202,134	$74,662	$19,647	$368
Operating lease obligations (2)	13,378	2,582	4,568	3,051	3,177
	$310,189	$204,716	$79,230	$22,698	$3,545
(1) Represents outstanding purchase commitments to be delivered by our third-party manufacturers or other vendors. See Note 6, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our outstanding purchase commitments related to our third-party manufacturers.
(2) Future minimum operating lease obligations in the table above primarily include payments for our office locations, which expire at various dates through 2033. See Note 6 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our operating leases.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of September 27, 2025, we had cash, cash equivalents and marketable securities of $339.6 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities because of changes in interest rates.
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
Translation Exposure
Our sales contracts are primarily denominated in USD and, therefore, most of our revenue is not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities with our subsidiaries in China, India, the United Kingdom and Ireland, whose functional currencies are Chinese Renminbi, or RMB, Indian Rupee, or INR, British Pounds Sterling, or GBP, and Euro, or EUR.
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

	Nine Months Ended
	September 27, 2025	September 28, 2024
USD	84%	86%
RMB	6%	6%
CAD	4%	3%
INR	4%	4%
GBP	1%	1%
EUR	1%	—%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, INR, CAD, GBP and EUR, our operating expenses for the first nine months of 2025 would have decreased or increased by approximately $6.4 million, or approximately 2%.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 27, 2025 was a net translation gain of $0.1 million. This gain is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive loss.”
Transaction Exposure
We have certain assets and liabilities, primarily accounts receivable and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain assets denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to two months. As of September 27, 2025, we had no forward contracts outstanding. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Condensed Consolidated Statements of Comprehensive Income (Loss). During the nine months ended September 27, 2025, the net loss we recognized related to these foreign currency denominated assets and liabilities was approximately $0.5 million.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of September 27, 2025, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
With respect to our products or services that incorporate AI Technologies, including agentic AI, the market for such products and services is rapidly evolving and unproven in many industries, including our own, and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our services or products may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance and consumer perceptions of products and services that incorporate AI Technologies is uncertain.
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
We have a history of fluctuations in our quarterly and annual gross margin and operating results, including fluctuations due to factors outside of our control. Factors that impact variability of our operating results include our ability to predict our revenue and reduce and control our costs, our ability to predict product functions and features desired by our customers, the impact of global economic and geopolitical events and conditions, including tariffs, trade controls, inflation, government shutdowns, market instability and economic downturns, our ability to effectively manage our global supply chain operations, our ability to effectively manage third parties upon whom we depend to conduct our business, our customers’ spending patterns and purchasing decisions, the impact of competition, customer adoption of our products, our ability to manage our legal, contractual and regulatory obligations and liabilities and other risk factors identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in this “Risk Factors” section. Our gross margin is further impacted by customer, geographic and product mix, the impact of competition on our prices, our ability to manage our costs associated with components and materials, excess and obsolescence, expedite fees and logistics-related activities, contractual commitments and other product costs. Fluctuating results make it difficult to predict our future performance and could cause the market price of our stock to decline. We expect to continue to incur significant expenses and cash outlays as we seek to expand our business and operations and target new customer opportunities. Given our growth objectives and the intense competitive pressures we face, our operating expenses may increase at unexpected levels, and we may be unable to maintain positive operating income. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the market price of our stock would likely decline.
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
Demand for our products depends on the magnitude and timing of capital spending by BXPs as they construct, expand, upgrade and maintain their access networks as well as BXPs’ adoption of our platform and managed services. Capital spending is cyclical in our industry, sporadic among individual BXPs and can change on short notice, which gives us little visibility into changes in spending behavior in any particular quarter. Capital spending for network infrastructure projects could be delayed or canceled in response to factors outside our control, such as reduced consumer spending, challenging capital markets or declining liquidity trends. BXP spending is also affected by reductions in budgets, including as a result of a general economic downturn, delays in purchasing cycles, access to or timing of government funding programs or capital markets, government shutdowns, and seasonality and delays in capital allocation decisions. Historically, our customers may spend less or have less deployments in the first quarter due to pending annual budgets or, in certain regions, due to weather conditions that inhibit outside fiber deployment, resulting in weaker demand for our products in the first quarter. Softness in demand in any of our customer markets, including due to macroeconomic conditions beyond our control or uncertainties associated with regulatory reforms, has and could in the future lead to unexpected decline or slowdown in customer capital expenditures. Further, BXPs may pursue capital investment in network technologies other than those offered by us or may choose not to adopt our products and platform solutions in their networks. Reductions in capital expenditures by BXPs would have a material negative impact on our revenue and results of operations and slow our rate of revenue growth. As a consequence, our results for a particular period may be difficult to predict, and our prior results are not necessarily indicative of results in future periods.
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
In 2024, the National Security Division of the U.S. Department of Justice (DOJ) issued a new rule—referred to as the “Data Security Program”, or DSP, aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope and requirements is incorrect, incomplete or misapplied.
Compliance with the DSP may require us to invest heavily in data security and compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations and financial condition.

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
The EU GDPR and UK GDPR regulate cross-border transfers of personal data out of the European Economic Area, or the EEA, and the UK. There is currently legal complexity and uncertainty regarding international personal data transfers, and we expect this to continue. For example, there are number of decisions and proceedings in the EU where the legality of data transfers to China is being challenged. As the regulatory guidance and enforcement landscape in relation to data transfers further develops, our business, operations and financial condition could be adversely affected and we could suffer additional costs, complaints and/or regulatory investigations or fines. We may also have to stop using certain tools and vendors and make other operational changes. Further, our customers may not use our services in a manner that is compliant with applicable data privacy laws and regulations and our services may not be competitive in certain markets.. We may also become subject to new laws that regulate non-personal data. For example, the European Union’s Data Act imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, which may lead to the exercise of early termination rights. Depending on how this Act and any similar laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and solutions to comply with such laws.
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
In light of the complex and evolving nature of EU, EU Member State and UK data and security laws, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of technologies and/or our processing activities, enforcement notices and assessment notices (for a compulsory audit), as well as lead to civil claims including class actions, and reputational damage.
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
We have a common stock repurchase program of which $125.9 million was available as of September 27, 2025. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with our capital allocation strategy. Stock repurchases could have an impact on our common stock trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.
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
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities

We maintain a common stock repurchase program. Our repurchase activity for the three months ended September 27, 2025 was as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
June 29 to July 31	6	$56.50	6	$129,062
August 1 to August 31	29	57.73	29	127,403
September 1 to September 27	24	61.56	24	125,900
	59		59
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended September 27, 2025, no director or officer of the Company (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Carl Russo, Chairman of the Board of Directors of the Company, is Trustee of The Crescentico Trust U/A DTD 09/06/1999. On April 25, 2025, The Crescentico Trust adopted a Rule 10b5-1 trading arrangement (the “10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The 10b5-1 Plan allows for the sale of up to 100,000 shares of Common Stock, at market prices, commencing July 2025, and continuing until May 29, 2026.

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

CALIX, INC. (Registrant)

Date: October 30, 2025	By:	/s/ Michael Weening
Michael Weening
President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2025	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)