Form 10-K
period 2025-12-31
CALIX, INC
filed 2026-02-20
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-34674

Calix, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		68-0438710
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

3155 Olsen Drive, Suite 450 San Jose, California (Address of Principal Executive Offices)		95117 (Zip Code)
Registrant’s telephone number, including area code (408) 514-3000 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.025 par value	CALX	The New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange on June 27, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2,101 million. Shares held by each executive officer, director and by each other person (if any) who owns more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 9, 2026, the number of shares of the registrant’s common stock outstanding was 65,607,663.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2025 annual report and definitive proxy statement for its 2026 annual meeting of stockholders are incorporated by reference in Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III.

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
Forward-looking statements involve a number of risks, uncertainties and assumptions, and actual results or events may differ materially from those projected or implied in those statements. Important factors that could cause such differences include:

•	our ability to predict our revenue and reduce and control costs related to our products or service offerings;
•	fluctuations in our gross margin;
•	our ability to manage our relationships with our third-party vendors, including contract manufacturers (“CMs”), original design manufacturers (“ODMs”), logistics providers, component suppliers and development partners;
•	our ability to forecast our manufacturing requirements and manage our inventory;
•	supply chain constraints and cost increases for components such as DRAM memory, shipping and logistics;
•	our dependence on sole-, single- and limited-source suppliers, some of which are located primarily or solely in China, and other factors;
•	our ability to build and sustain an adequate and secure information technology infrastructure;
•	the quality of our products, including any undetected hardware and software defects or software bugs;
•	our ability to ramp sales and achieve market acceptance of our new products and communication experience providers’ (“CXPs”) willingness to deploy our new products;
•	the capital spending patterns of CXPs, and any decrease or delay in capital spending by CXPs due to macro-economic conditions, regulatory uncertainties or other reasons;
•	the impact of government-sponsored programs on our customers and the impact to our customers of a United States (“U.S.”) government shutdown;
•	our ability to develop new products or enhancements such as agentic artificial intelligence (“AI”) that support technological advances and meet changing CXP requirements;
•	the length and unpredictability of our sales cycles and timing of orders;
•	our lack of long-term, committed-volume purchase contracts with our customers;
•	intense competition and our ability to increase our sales to larger CXPs globally;
•	our exposure to the credit risks of our customers;
•	the interoperability of our products with CXP networks;
•	our ability to estimate future warranty obligations due to product failure rates;
•	our products’ compliance with industry standards;
•	our ability to expand our international operations;
•	our ability to protect our intellectual property (“IP”) and the cost of doing so;
•	our ability to obtain necessary third-party technology licenses at reasonable costs;
•	the regulatory and physical impacts of climate change and other natural events;
•	the attraction and retention of qualified employees and key management personnel; and
•	our ability to maintain proper and effective internal controls.
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

PART I

ITEM 1.    Business
Company Overview
Calix was founded in 1999. We develop, market and sell platform, cloud and managed services, which are powered by agentic AI, that enable communication service providers (“CSPs”) of all types and sizes to innovate and transform their businesses to focus on delivering outstanding subscriber experiences and become CXPs. The platform combines the Calix Agent Workforce™ with intelligent appliances, software, cloud and fully integrated SmartLife™ managed services to enable simplified business models that acquire, retain and grow subscribers and revenue. Calix Customer Success guides service providers through every stage of their transformation journey with expertise across technology, business and market insights. Our partner community extends innovation so customers can grow their businesses across markets at scale. With deep broadband expertise and an end-to-end approach from the datacenters’ access edge to every residential, business and municipal subscriber location, Calix enables any service provider to simplify operations, engagement, and service; innovate for their subscribers; and grow value for members, investors, and the communities they serve. This focus on subscriber experience allows CXPs to expand their brand through increased subscriber acquisition, loyalty and revenue while reducing their operating costs.
This is our mission: to transform service providers of all types and sizes into CXPs and enable them to simplify, innovate and grow.
We believe our platform offers a competitive edge to CXPs at a critical time of increasing competition. With the increase in both private and public funding of broadband access, we anticipate at least two fiber-to-the-home providers vying for subscribers in every market. These providers have a choice: become a speed provider focused on offering the fastest speeds at the lowest price, or become an experience provider focused on delivering innovative, value-added services that improve the lives of their subscribers. Our platform enables these service providers to build next generation networks and offer higher-value, managed-service experiences that enable them to grow revenue, increase subscriber loyalty and monetize their network investments for generations.
CXPs, who embrace our platform, understand this competitive threat and that their brand’s central position in the home, the business and the town is their most valuable strategic asset. As such, they must protect and expand continually. Our Access Edge network solution and Experience Edge premises solution are designed to allow CXPs to simplify their businesses and reduce operating costs, while launching innovative new services in a matter of days and weeks instead of months and years. Our role-based cloud enables CXP teams, such as marketing, operations or customer support, to leverage our Calix Agent Workforce to anticipate and automate tasks to address the subscriber’s needs, whether they are in the home, roaming across the town or managing a small business. Our platform is built to enable CXPs to quickly and easily deploy a growing portfolio of SmartLife managed services to connect entire communities. Embracing this strategy enables CXPs to establish themselves as essential technology innovators that are enabling their communities to grow and thrive.
The CXPs’ teams can utilize AI-driven insights from Calix Cloud to rapidly scale new innovative services for those subscribers who have the propensity to buy, thereby growing revenue as they deliver a connected experience at significantly lower operating costs. This also enables them to build their brand and value proposition around innovation and subscriber experience. As a result, many of Calix’s CXP customers have experienced improved customer satisfaction scores, minimal churn and significant revenue growth. To expand our reach in the market, we will continue to pursue strategic technology and distribution relationships that align with CXPs’ strategic priorities. At the same time, we offer Calix Success Services along with a growing portfolio of award-winning market activation resources that provide CXPs with best practices and programs to strengthen and grow their brands with their subscribers, thereby increasing subscriber loyalty and opportunities to grow their subscriber bases.
Strategy Overview
Our strategy is to position Calix as the key partner providing a broadband delivery platform (agentic AI, cloud, software and appliances) and managed services to enable and facilitate the transformation of service provider networks and the residential, community and business network experience in order to innovate for all of their subscribers. Most service providers will require transformation of their business and operations to become an essential provider of data-driven, high-value managed services to their subscribers. The principal elements of our strategy are:
Start with the data – The principal way we gather, analyze and deliver actionable insights for CXPs is via the Calix Agent Workforce and Cloud. Our role-based Agents and Cloud enable critical functions within a CXP’s business, such as marketing, operations and support, to leverage real-time data to continually understand, optimize and automate the experience for their subscribers.
Build and evolve our platform – Our product strategy centers on our AI enabled strategic platform. Our platform simplifies CXPs’ businesses by delivering intelligence and automation across the entire subscriber facing network – from the data center edge to the subscriber’s connected devices. Our strategy is to continually augment and extend our platform with AI agents, features and services directly or through partners to allow our CXP customers to deliver cutting-edge services to their subscribers.
Engage directly with CXP customers – We continue to invest in our direct sales capabilities so that we can engage deeply with our customers to help them understand the differentiable value that our platform provides. As we deploy new solutions, we are building the expertise of our team by adding specialized resources in areas such as marketing, customer support, cloud and network operations. Our direct model is complemented with selective programs for our channel partners, who have established local market expertise and have demonstrated the ability to generate new market opportunities and support sales of cutting-edge technologies for CXPs.
Expand our customer footprint across our total addressable opportunity – Our total addressable opportunity includes service providers of any type and size, including managed service providers (“MSPs”), local and competitive exchange carriers, cable multiple system operators (“MSOs”), wireless internet service providers (“WISPs”), fiber overbuilders such as municipalities, electric cooperatives, tribal communities, multiple dwelling units (“MDU”) and hospitality providers. For the past five years, we have averaged landing 80 new customers per year purchasing directly or through our partners. Our diverse and growing customer footprint is a critical source of our future growth as we expand our portfolio and sell additional components of our platform and managed services to both new and existing customers. Our platform enables us to expand our total addressable opportunity and recurring revenue streams by allowing us to address the needs of not only traditional wireline-focused service providers, but also emerging service providers. As such, we intend to continue to engage emerging providers that are creating entirely new customer segments, including fiber overbuilders, utilities, municipalities and MSPs. We will also continue to pursue service provider segments where there is an opportunity to grow our current share, such as cable MSOs, large traditional wireline-focused service providers and international markets.
Extend portfolio of Calix services – Our Success team supports our customers as they define their transformation strategies, build new skills, implement new technologies and deploy new subscriber services. Calix Success’ capabilities address our customers’ entire network and service delivery lifecycle. These services allow our customers to benefit directly from our deep expertise working with service providers of all types and sizes to optimize their operations and leverage our advanced analytics to improve the operational efficiency of their teams.
Pursue strategic relationships – We will continue to pursue strategic technology and distribution relationships that help us align with our customers’ strategic priorities. We continue to invest to provide technical synergy across the ecosystems that support our customers’ most critical business processes through our partner program. By adding new solutions to our platform ecosystem, we significantly enhance the value that our platform delivers to our customers. In addition, we are continuing to expand our relationships with organizations that help our customers plan and execute in-market. Examples of these partners are Conexon, LLC, ePlus Technology, Inc., BroadEngagement (Refindable LLC business), Google LLC and GOCare™ (NuTEQ Solutions, LLC business).
Product Overview
Our product strategy centers on increasing the market adoption of our Calix One Platform, which consists of:
•Calix Cloud®, which comes in three role-based SaaS applications: Calix Engagement Cloud, Calix Operations Cloud and Calix Service Cloud.
•Calix Agent Workforce consists of four agent families:
◦Service Agents share best practices and contextual insights to Customer Service Representatives (“CSRs”) to solve problems faster and on the first call.
◦Subscriber Agents extend the reach of CSRs and Service Agents directly to subscribers through CommandIQ, providing personalized self-service experience optimization, upsell offers and real-time outage information.
◦Operations Agents assist network operations teams around the clock and are dedicated to uncovering and resolving issues to eliminate and reduce service outages and improve subscriber experiences.
◦Marketing Agents continuously scan and analyze market and competitor data to automate subscriber segmentation and create targeted, effective campaigns that amplify the effectiveness of marketing teams.
•Calix Access Edge™ is our access network and subscriber service management solution for automated, intelligent next generation networks.

•Calix Experience Edge™ is our premises Wi-Fi and service delivery solution for subscriber managed services.
•Calix SmartLife managed service offerings, which consist of:
◦SmartHome™ managed services and applications to enhance, operate and secure the connected experience of subscribers in their home, including managed Wi-Fi, advanced content control, network security, connected cameras and social media monitoring for kids.
◦SmartTown® managed services reimagine community Wi-Fi as a secure and managed experience across a CXP’s footprint by making their town a SmartTown. By leveraging residential and small business Wi-Fi appliances combined with strategically deployed outdoor Wi-Fi access points, CXPs can serve subscribers, schools, municipalities, organizations, planned communities, parks, marinas and more. These opportunities open new markets and relationships with the public sector to reduce reliance on and augment 5G mobile networks.
◦SmartBiz™ managed services address the networking and productivity needs of small business owners with an all-in-one solution that increases staff productivity, secures critical business systems and enhances customer loyalty.
◦SmartMDU™ managed services provide purpose-built, flexible connectivity solutions for multi-family properties of any type, enabling service providers and property owners to exceed resident expectations with a simple, secure, personalized and efficient managed Wi-Fi solution.
Each subscriber managed service is complemented by real-time subscriber insights via Calix Engagement Cloud, Calix Operations Cloud offerings and Calix Service Cloud, which are configurable to display role-based insights for general management, marketing, support, operations and engineering staff. Powered by Calix Agent Workforce, these insights enable CXPs to anticipate, target and automate new revenue-generating services and applications through our smart phone applications: CommandIQ® for residents, CommandWorx™ for businesses, PropertyWorx™ for multi-dwelling unit property owners and Field Service App for CXP installers and field technicians. Calix Cloud enables simple integrations with other market-leading workflow solutions for marketing (including Facebook, Mailchimp, Constant Contact and HubSpot), support ticketing solutions, operations support systems and business support systems.
The SmartLife managed services are built on the Calix One platform and fully integrated with our Experience Edge GigaSpire® and GigaPro® family of Wi-Fi appliances to be ready for deployment as a complete market-ready subscriber experience solution for a CXP’s residential subscribers, business subscribers and community networks. Calix customers are evolving their go-to-market strategies to go beyond marketing broadband speed by delivering valuable managed services built on top of their Wi-Fi offerings. This unique portfolio gives them more opportunities to provide differentiated services to their subscribers and grow their revenue.
Our Access Edge network solutions redefine the access edge of the network by simplifying its architecture and operations and reducing energy consumption. Our platform’s access network component is provided by our E-Series family of modular, non-blocking systems, enabling CXPs to meet a wide variety of deployment scenarios. Our customers can consolidate multiple access network elements into a single system using specialized software modules that add functionality and remove complexity, thereby reducing the total cost of ownership and the time to market for new services. Our Access Edge network solutions are also some of the most energy efficient in the industry versus traditional access networks thanks to double-density PON innovations that reduce rack space, cooling requirements and overall power consumption. We offer a range of training, professional and success services to assist CXPs in every domain of network management from strategy to deployment and management.
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
Finally, to support these managed services, we offer market activation resources and customer support programs through our Customer Success organization to enable CXP teams to quickly deploy, manage and monetize each service that they provide to subscribers. These resources include marketing content that can be easily customized with on-line tools, training programs and success services.

Customers
We market and sell our platform (agentic AI, cloud, software and appliances) and managed services to service providers of all types and sizes. To date, we have focused primarily on service providers in the North American market. Our customers span all sizes of broadband subscriber count from a few subscribers to more than eleven million. We currently have approximately 1,600 active service provider customers, purchasing directly and through partners, to deploy passive optical, Active Ethernet or point-to-point Ethernet access networks or subscriber premise appliances. Our service provider customers include: ALLO Communications, LLC; Connect Holding II LLC (dba Brightspeed); CityFibre Holdings Limited; Conexon Connect, LLC; Cox Communications, Inc.; Gridiron Fiber Corp. (dba Lumos, a T-Mobile Fiber company); Hunter Communications; ICS Advanced Technologies; Jade Communications, LLC; Rally Networks; South Central Telephone Association, Inc.; Tombigbee Electric Power Association and Tombigbee Fiber, LLC and Verizon Communications Inc.
The U.S. Federal government has approved programs, totaling more than $40 billion, to fund broadband and connectivity expansion across the rural parts of the U.S. Calix has a dedicated team of funding specialists, assisting customers and prospects with the most up-to-date information on broadband funding opportunities as they are introduced and personalized strategies to maximize their grants to support their growth.
We refer to service providers as large, medium and small based on the number of broadband subscribers they serve. Large service providers are those with wide geographic footprints and broadband subscribers of 2.5 million or more. Medium service providers also operate typically within a wide geographic footprint but are smaller in scale with broadband subscribers that range from 250,000 to 2.5 million. Small service providers consist primarily of over 1,000 predominantly local IOCs that are typically focused on a single community or a cluster of communities. They include a growing number of municipalities, cable MSOs, electric cooperatives, fiber overbuilders, tribal entities and WISPs. These entities range in size from a few subscribers to 250,000 broadband subscribers.
No customer represented more than 10% of revenue in 2025, 2024 or 2023. Sales to customers outside the U.S. represented 7% of our revenue in 2025, 8% of our revenue in 2024 and 9% of our revenue in 2023. Our sales outside the U.S. have been and are currently predominantly to customers in the Americas and Europe.
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
Research and Development
Continued investment in research and development is critical to our business. We have made significant investments in our product portfolio, and we intend to continue to dedicate significant resources to research and development to develop, enhance and deliver new platform features and capabilities, including investments in innovative technologies that support our business strategy. Our research and development team is composed of engineers with expertise in software and cloud platforms, agentic AI, optics, wireless technologies and systems engineering. Our research and development team is responsible for designing, developing and enhancing our platform, cloud and managed services, performing product and quality assurance testing and ensuring the compatibility of our products with third-party hardware and software products. Increasingly, our engineers are focused on enhancements to our cloud and software platform components. Our teams of engineers currently remain concentrated in San Jose and Petaluma, California; Nanjing, China; Bangalore, India; Minneapolis, Minnesota and Richardson, Texas. We also outsource a portion of our software and cloud development to domestic and international third parties and depend on these partners to meet our development plans.
Manufacturing and Supply Chain
We rely on CMs, ODMs and third-party logistics partners for the supply and distribution of our products. The global supply-chain organization oversees these third parties to source and procure materials, manufacture and deliver products. This organization includes order management, planning, sourcing, logistics, testing and manufacturing engineers and new product introduction teams. We integrate our supply-chain management and new product introduction activities with those outsourced to third parties. Relationships with and reliance on these third parties allow us to improve new product introduction time, conserve working capital, reduce product costs and minimize delivery lead times while maintaining product quality and scaling quickly to handle increased order volume. We continue to qualify and utilize additional vendors for various portions of the supply chain as needed.

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
As of December 31, 2025, we held 98 U.S. patents and 90 pending U.S. and international patent applications. U.S. patents generally have a term of twenty years from filing. The remaining terms on our individual patents vary from less than a year to seventeen years. U.S. patent, copyright and trade secret laws afford us only limited protection, and the laws of some foreign countries do not protect proprietary rights to the same extent.
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
Human Capital
We employed 1,921 employees globally as of December 31, 2025 with 1,046 employees located in the U.S. and 875 outside of the U.S., primarily in Canada, China and India. Except for one employee located in France and subject to customary local collective bargaining arrangements, we do not have any employees represented by a labor union with respect to their employment with us. We have not experienced any work stoppages and consider our relations with our employees to be good. We consider our talent to be very important to our operations and execution of our business strategy as well as the overall success of our business. As such, we invest significant management attention, time and resources to attract, engage, develop and retain our talent. Our talent strategy focuses on our culture and core values, our talent programs and the overall well-being and safety of our talent.

Corporate Information
Our principal executive offices are located at: 3155 Olsen Drive, Suite 450, San Jose, California 95117, and our telephone number is (408) 514-3000. Our website address is: www.calix.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report on Form 10-K. Calix®, the Calix logo design, AXOS®, Calix Cloud®, CommandIQ®, CommandWorx™, GigaPro®, GigaSpire®, SmartTown® and other trademarks or service marks of Calix appearing in this Annual Report on Form 10-K are the property of Calix. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of the respective holders. The Securities and Exchange Commission (“SEC”) maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We post on the Investor Relations page of our website, www.calix.com, a link to our filings with the SEC free of charge, as soon as reasonably practical after they are filed electronically with the SEC.
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
•If we do not successfully execute our business strategy to increase our sales to new and existing CXPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted.
•We face risks associated with being materially dependent upon third-party vendors; certain factors such as component shortages that affect our business as a result of those dependencies have and could continue to disrupt our business and adversely impact our gross margin and results of operations.
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

Macroeconomic and Industry Risks

•Our business depends upon the capital spending patterns and decisions of CXPs, and any decrease or delay in capital spending by CXPs due to the timing and availability of capital and other causes would reduce our revenue and harm our business.
•Government-sponsored programs and U.S. federal government shutdowns could impact the timing and buying patterns of CXPs, which may cause fluctuations in our operating results.
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
•Our industry is characterized by rapid technological advancements, and if we fail to develop new products or enhancements that meet changing CXP requirements, we could experience lower sales.
•Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially, which may cause our operating results to fluctuate significantly.

Government and Regulatory Risks

•Actual or perceived failure to comply with applicable data privacy, security and platform and technology regulation laws, regulations and standards could impact our business, operations, and expose us to increased liability.
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
We have platform, cloud and managed service offerings, including new AI-enabled “agentic” capabilities, which are early in their product life cycles and subject to uncertain market demand. If our customers are unwilling to adopt these new offerings, install our new products or deploy our new services, or if we are unable to achieve market acceptance of our products and platform, our business and financial results may be harmed. Moreover, adoption of our platform, cloud and managed service offerings is dependent upon the success of our customers in investing, marketing, selling and deploying broader services to their subscribers, and our ability to differentiate our products from competing or substitutive product and service offerings. For example, our SmartLife managed services include AI-driven managed Wi-Fi, network security, parental controls and an ecosystem of services from partners, including Arlo and Bark. However, if subscriber demand for such services does not grow as expected or declines, or our customers are unable or unwilling to invest in our platform to deploy and market these services, demand for our products may not grow at rates as we anticipate, negatively impacting our revenue and long-term growth.
If we do not successfully execute our business strategy to increase our sales to new and existing CXPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted.
Our growth depends upon our ability to increase sales to existing and new service providers of all types and sizes, and the execution of our strategy to increase sales to CXPs involves significant risk. The majority of our revenue is not recurring, and our customers generally have no committed purchase requirements, may cancel orders or cease purchasing our products at any time. If our customers stop purchasing our products for any reason, our business and results of operations would be harmed. If we are unable to increase our sales to new and existing CXPs, our operating results, financial condition, cash flows and long-term growth may be negatively impacted. Our strategy includes investing in regional sales teams and select channel partners to sell to smaller regional broadband service providers. A large portion of our current sales are to customers with smaller regional networks and limited capital expenditure budgets. The spending patterns of many of these customers are generally less formal than larger service providers and often characterized by small and sporadic purchases, and the potential revenue from any one of these customers is limited. We rely primarily on channel partners, including value added resellers, internationally and for certain U.S. markets. We face fierce competition for business with key channel partners. If we are unable to engage channel partners, we may fail to grow our sales, or our sales may be reduced. Furthermore, we rely on our channel partners to promote and sell our products. The loss of a key channel partner or the failure of our partners to provide adequate services could have a negative effect on customer satisfaction and could cause harm to our business.
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

We face risks associated with being materially dependent upon third-party vendors; certain factors such as component shortages that affect our business as a result of those dependencies have and could continue to disrupt our business and adversely impact our gross margin and results of operations.
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
Particular risks associated with management of our global supply-chain operations include the following:
•Manufacturing constraints, shortages and other disruptions. We do not have internal manufacturing capabilities and we rely solely on a small number of CMs and ODMs to manufacture and supply our products. Our business operations and ability to supply our products are highly dependent upon our ability to secure adequate third-party manufacturing capabilities and capacity and to effectively manage those third parties to meet our business needs. Our dependence solely on third-party manufacturers makes us vulnerable to possible supply and capacity constraints and reduces our control over manufacturing disruptions due to component availability, extended lead times delivery schedules, quality, manufacturing yields and increased costs. Some of these risks occur from time to time in our business. If these disruptions and constraints are prolonged, or if these manufacturers do not have the ability or business continuity plans to fulfill their obligations to us, our business could be disrupted. If we cannot effectively manage our vendors or if we fail to invest adequate resources to manage our supply chain operations, our ability to meet customer orders and generate revenue may be negatively impacted. A substantial portion of our manufacturing is done at facilities outside of the U.S., largely in Asia, which presents increased supply risk, including the risk of supply interruptions, delays, shortages or reductions in manufacturing quality or controls. In addition, these supply interruptions, delays and shortages could impair our ability to meet our customer requirements, require us to pay higher prices or incur expedite fees, which would harm our business and negatively impact our gross margin and results of operations. Our international manufacturing also creates risks and uncertainties associated with regulatory changes or government actions such as local business requirements, trade restrictions and tariffs, economic sanctions or related legislation, which may complicate our export and import activities, be disruptive to the operations of our manufacturers and logistics partners or result in higher product and shipping costs and variability of supply. Manufacturing in Asia further heightens our risk of meeting customer delivery requirements as we rely upon third-party logistics companies to transport and import significant volumes of products to the U.S. where we generate a substantial majority of our revenue. These supply chain risks are further increased by periodic shipping backlogs at ports and similar disruptions to transportation infrastructure.
•Limited sources and sole-sourced supply. We are dependent upon sole-source or limited-source suppliers for some key product components such as chipsets, certain of our application-specific integrated circuit processors and memory and resistor components, including certain components sourced solely through suppliers located in China and other Asian countries. Any of these suppliers could stop producing our components, raise the prices they charge us, be subject to higher product tariffs, epidemics or other conditions that disrupt their operations, cease operations or enter into exclusive arrangements with our competitors, consequently affecting our operations and results. For example, the technology industry is currently experiencing significant supply constraints for memory components, driven in part by the reallocation of manufacturing capacity towards the global AI infrastructure build, which constraints may continue for years until new manufacturing capacity is built. These constraints have resulted in, and are expected to continue to result in, increased costs and extended lead times for the components used in our products. Being dependent upon a limited number of suppliers constrains our ability to mitigate these disruptions in our supply chain, particularly if such disruptions are prolonged. This may adversely affect our ability to obtain components and materials needed to manufacture our products at acceptable prices in a timely fashion, or at all. These risks would adversely affect our ability to meet scheduled product deliveries to our customers, increase costs and in turn harm our business and results of operations.
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
•Ability to forecast and manage inventory liability with vendors. We have experienced increases in demand from many customers, in part as a result of higher consumer demand for better internet services and improved Wi-Fi. If we underestimate product demand from our customers, our manufacturers may have inadequate component inventory to meet our demand. If we are unable to adequately anticipate demand, this could interrupt our product manufacturing, increase our cost of revenue associated with expedite fees and air freight and/or result in delays or cancellation of customer orders. If we are unable to deliver products timely to our customers, we may lose customer goodwill or our customers may choose to purchase from other vendors, all of which may have a material negative impact on our revenue and operating results. If we overestimate our product demand, our third-party manufacturers may purchase excess components and build excess inventory, and we could be required to pay for these excess parts or products and their storage costs. Long lead times for component supply, which may be exacerbated by higher demand for certain components, and demand for our products has and is expected to continue to impact our ability to accurately forecast our production requirements. We may incur liabilities for certain component inventory purchases that have been rendered excess or obsolete, which may have an adverse effect on our gross margin, financial condition and results of operations.
If we fail to properly develop, invest in, and manage AI Technologies used in our products and services, our business, financial condition, and results of operations could be materially adversely affected.
We use AI, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models (collectively, “AI Technologies”) throughout our business, and are making significant investments in this area. For example, with the implementation of our agentic workflows within our platform, we will aim to provide both our customer success team and CXP customers with advanced automated tools to augment their operations, accelerate transformation initiatives and expand their impact independent of traditional resource constraints.
We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies, and there can be no assurance that the usage of, or our investments in, such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.
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

Additionally, the regulatory framework for AI Technologies is rapidly evolving. Existing laws and regulations may be interpreted in ways that could affect the operation of our AI Technologies, and federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations applicable to AI Technologies. For example, in the U.S., legislation related to AI Technologies has been introduced at the federal level and enacted or proposed by various states, including California, Colorado, Connecticut and Texas. Some enacted or proposed frameworks include requirements focused on transparency, risk-management and accountability for AI Technologies, while others focus on high-risk uses of AI or the use of automated decision-making. Collectively, these developments signal an emerging trend towards a patchwork of state-level governance of AI in the U.S. Furthermore, the Trump administration’s approach to investment in and regulation of AI technologies has and is expected to continue to deviate from that of the previous administration, and we will need to adapt to any changes that may result from such approach, including as the result of new or changing executive orders. For instance, the U.S. federal government may seek to pre-empt state laws when they seek to govern certain topics as evidenced by the Trump administration’s “Ensuring a National Policy Framework for Artificial Intelligence” Executive Order signed on December 11, 2025. This order calls for federal standards and legislation that would preempt conflicting state AI regulations and create a federal litigation task force focused on challenging state AI laws in court. In Europe, the EU Artificial Intelligence Act (“EU AI Act”) establishes a comprehensive, risk-based governance framework for AI in the European Union (“EU”) market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU, with specific requirements based on the relevant AI use cases. For example, in relation to our use of generative AI, we may be subject to certain disclosure and transparency obligations, with fines up to the greater of €15 million or 3% of global revenue.
In addition, the revised EU Product Liability Directive, to be implemented into EU member state national law by December 2026, extends the EU’s existing strict product liability regime to AI and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive, together with developing guidance and/or decisions in this area, will have a material impact on the way AI is regulated in the EU. The cost to comply with such laws, regulations, decisions and/or guidance interpreting existing laws, or to adjust our business plans based on changes to how such laws are enforced, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies) or impact our ability to use, procure or commercialize AI Technologies. Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
The imposition of new duties, tariffs, trade barriers and retaliatory countermeasures implemented by the U.S. and other governments and resulting impact on customer demand may have a material adverse effect on our business, financial condition and results of operations.
The implementation of significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, significant new tariffs on goods imported into the U.S., have introduced uncertainty to our business and will increase the cost of our U.S. manufactured products and components sourced outside of the U.S., which will result in an increase to our cost of revenue and may cause a reduction in our gross margin. In response, China announced additional tariffs on U.S. goods and new export control restrictions. The imposition of additional tariffs or other trade barriers by countries outside of the U.S may increase our costs in these markets, and to the extent these increased costs result in increased prices for our customers, the demand for our products may decrease as our customers seek alternative sourcing, making it more difficult for us to sell our products in some markets.
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
We rely on our own and third-party hardware, software, technology infrastructure, data centers, digital networks and online sites and services for both internal and customer-facing operations that are critical to our business (collectively, “IT Systems”).

In addition, as part of our business operations, we collect, store, process, use and/or disclose information, including sensitive data relating to our business, our business partners and our customers, and personal information about individuals such as our employees and our customers’ subscribers (collectively, “Confidential Information”). We process Confidential Information to operate our business, including in connection with the provision of our cloud services and by relying on our and our providers’ IT Systems. We also engage third-party providers to support various internal functions, such as human resources, finance, information technology and electronic communications, as well as the development and delivery of our customer-facing products and cloud services, which includes collecting, handling, processing and/or storage of data on our behalf. These internal and external functions involve an array of software and systems, including cloud-based, that enable us to conduct, monitor and/or protect our business, operations, systems and information technology assets. Our cloud-based solutions enable us to host our customers’ subscriber data in third-party data centers.
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
Customer demand for our products can change rapidly in response to market and technology developments. From time to time, we adjust inventory valuations downward or end of life certain of our products in response to our assessment of our business strategy as well as consideration of demand from our customers for specific products or product lines. We also evaluate our supplier purchase commitments, which fluctuate based on lead-times, demand environment and perceived component availability. We record a liability for excess and obsolete components based on our estimated future demand for our products, potential obsolescence of technology and product life cycles. If we fail to accurately plan our inventory levels, which becomes more challenging as component lead times increase, we may have to increase write offs for excess or obsolete inventory, or accrue additional liabilities for component inventory held by our suppliers, both of which could have a material adverse effect on our financial condition and results of operations.
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
In the ordinary course of business, we are subject to legal claims, litigation and regulatory proceedings related to disputes over commercial, competition, IP, labor and employment and other matters. Regardless of the merits of any such claims, litigation and regulatory proceedings are inherently uncertain, and can be costly, disruptive to our business and operations, harmful to our reputation and distracting to management. In particular, as a technology company, we are subject to IP claims asserting patent, copyright, trademark and/or other infringement claims that are costly to defend and could limit our ability to use some technologies in the future. The risk of such claims is heightened as we expand our products and services and rely on more technologies, including third-party IP rights that we license and incorporate into our products and services. Third parties from whom we license IP may be unable or unwilling to indemnify us for such claims or offer any other remedy to us. Patent infringement claims may be asserted by patent assertion entities and non-practicing entities (“NPEs”) that do not conduct business as an operating company and hold and own patents only for the purpose of aggressively pursuing royalties through infringement assertions or patent infringement litigation. Further, in our industry, the number of assertions by NPEs has continued to increase due in part to patent sales by operating companies to NPEs and availability of litigation financing. We have received and expect to continue to receive assertions from NPEs and other third parties alleging that we may be infringing their patents or other IP rights; offering licenses to such IP; and/or threatening litigation. If our products are found to infringe, these claims could also result in the suspension of our ability to import, market and sell our products and services, product shipment delays or requirements to modify our products or enter into costly settlements or licensing agreements. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all. Furthermore, we may additionally be financially responsible for claims made against our customers, including costs of litigation and damages awarded, under indemnity obligations which could further negatively impact our results of operations. Protracted litigation could cause us to incur significant defense costs, which would negatively impact our results of operations.
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
We operate our Oracle enterprise resource planning (“ERP”) system on Oracle’s cloud platform and our software billing application on Salesforce.com. With these implementations, we are highly dependent upon Oracle and Saleforce.com to host, manage and maintain our ERP system and supporting applications. Any disruptions to their business or processes, or delays in their ability to provide services to us, may in turn disrupt our business operations or increase costs. Furthermore, we receive quarterly system updates and enhancements on the cloud platform according to Oracle’s release timeline and change management processes, which if not managed properly may disrupt our business operations and delay our ability to process transactions and produce reports necessary to conduct our business. We are highly dependent upon our ERP system for critical business functions, including order processing and management, supply chain and procurement operations, financial planning, accounting and reporting; accordingly, protracted disruption in functionality or processing capabilities of the ERP system could materially impair our ability to process transactions timely or produce accurate financial statements on a timely basis. If our systems suffer prolonged interruption, our results of operations and cash flows would be adversely affected.
Risks Related to Our Products
Our products are highly technical and may contain undetected hardware or software defects or software bugs, which could harm our reputation and adversely affect our business.
Our products, including our platform (agentic AI, cloud, software and appliances) and SmartLife managed services, are highly technical and, when deployed, are critical to the operation of many networks. Our products have contained and are subject to defects, bugs or security vulnerabilities, which risks may be exacerbated as we continue to expand our cloud and software portfolio and include services from third-party partners. Some defects in our products may only be discovered after a product has been installed and used by customers and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty and retrofit costs, any of which could adversely affect our business, operating results and financial condition. In addition, we are subject to claims for security and data breach, product liability, tort or breach of warranty. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
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
We increasingly rely on technology licensed from third parties for our products and platform solutions. We may not be able to secure or maintain necessary technology licenses from these third parties on commercially reasonable terms or at all. Third parties may also choose not to renew licenses with us, demand unreasonable license fees or cease to offer technologies that we require. The inability to obtain necessary third-party licenses or to secure reasonable license terms at a cost acceptable to us could harm the competitiveness of our products and solutions, result in lost revenue and adversely affect our operating results. For example, we may be forced to forego product features or platform offerings, including features and offerings we believe are critical to our strategy, accept substitute technology of lower quality or performance standards or incur higher costs, or the time-to-market of our products or product features could be delayed. Furthermore, our ability to utilize third-party technology may be disrupted by disputes over IP rights, including claims of IP infringement, which could prevent us from offering or selling the products that utilize the disputed technology and adversely affect our operating results.
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
Macroeconomic and Industry Risks
Our business depends upon the capital spending patterns and decisions of CXPs, and any decrease or delay in capital spending by CXPs due to the timing and availability of capital and other causes would reduce our revenue and harm our business.
Demand for our products depends on the magnitude and timing of capital spending by CXPs as they construct, expand, upgrade and maintain their access networks as well as CXPs’ adoption of our platform and managed services. Capital spending is cyclical in our industry, sporadic among individual CXPs and can change on short notice, which gives us little visibility into changes in spending behavior in any particular quarter. Capital spending for network infrastructure projects could be delayed or canceled in response to factors outside our control, such as reduced consumer spending, challenging capital markets or declining liquidity trends. CXP spending is also affected by reductions in budgets, including as a result of a general economic downturn, delays in purchasing cycles, access to or timing of government funding programs or capital markets, government shutdowns and seasonality and delays in capital allocation decisions. Historically, our customers may spend less or have less deployments in the first quarter due to pending annual budgets or, in certain regions, due to weather conditions that inhibit outside fiber deployment, resulting in weaker demand for our products in the first quarter. Softness in demand in any of our customer markets, including due to macroeconomic conditions beyond our control or uncertainties associated with regulatory reforms, has and could in the future lead to unexpected decline or slowdown in customer capital expenditures. Further, CXPs may pursue capital investment in network technologies other than those offered by us or may choose not to adopt our products and platform solutions in their networks. Reductions in capital expenditures by CXPs would have a material negative impact on our revenue and results of operations and slow our rate of revenue growth. As a consequence, our results for a particular period may be difficult to predict, and our prior results are not necessarily indicative of results in future periods.
Government-sponsored programs and U.S. federal government shutdowns could impact the timing and buying patterns of CXPs, which may cause fluctuations in our operating results.
We sell to broadband service providers and CXPs, including U.S.-based IOCs, which rely significantly upon interstate and intrastate access charges and federal and state subsidies in the form of grants and other funding, such as the Federal Communications Commission’s (“FCC”), Rural Digital Opportunity Fund, the CARES Act Enhanced Alternative Connect America Cost Model, or the American Rescue Plan Act. The FCC and some states may change such payments and subsidies, which could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as U.S. Department of Agriculture’s Rural Utility Service or National Telecommunications and Information Administration’s (“NTIA”) Broadband Equity, Access and Deployment (“BEAD”) program loans and grants, to finance capital spending. These government-supported loan programs and grants generally include conditions such as deployment criteria, domestic preference provisions and other requirements that apply to the project and selected equipment as conditions for funding. For example, the U.S. government passed The Infrastructure Investment Jobs Act, which charged the NTIA with establishing the BEAD program and ensuring that BEAD-funded infrastructure projects comply with the Buy America Domestic Content Procurement Preference (“Buy America Preference”) of the Build America, Buy America Act (“BABA”). In accordance with BABA, the U.S. Department of Commerce has issued a limited, general applicability, nonavailability waiver of the Buy America Preference to recipients of federal financial assistance under the NTIA’s BEAD Program. Notwithstanding this waiver, certain of our products will be required to meet BABA domestic content requirements to enable certain customers to qualify for grant funding under the BEAD program. Any failure of such products to meet BABA domestic content requirements would result in those products being ineligible for purchase and use by certain customers under the BEAD program, and could result in lost sales, lost business opportunity, breach of warranty claims, and damage to our reputation and customer relationships.
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
Geopolitical issues such as armed conflicts, relations between the U.S. and China, tariff and trade policy changes and increasing potential of conflict involving countries in Asia that are critical to our supply-chain operations, such as Taiwan and China, have resulted in increasing global tensions and create uncertainty for global commerce. New or increased tariffs and other changes in U.S. trade policy, including new sanctions, have triggered and may continue to trigger retaliatory actions by affected countries or changes in demand from customers displeased with U.S. tariff and trade policy changes. U.S. executive orders have resulted in tariffs on imports from numerous countries, including China and other Asian countries where our sole-source or limited-source suppliers are located. Consequently, absent policy changes, these actions will increase our cost of revenue. To the extent dissatisfaction with U.S. government policy results in U.S.-based suppliers being disfavored over foreign-based alternatives, it may diminish demand for our products with such customers and cause them to find alternative sourcing or otherwise make it more difficult for us to sell more products to these customers. The imposition of additional tariffs or other trade barriers by countries other than the U.S., including China and other Asian countries, will increase our costs in these markets, and to the extent these increased costs result in increased prices for our customers, we expect the demand for products in these markets to decrease as some of our customers seek alternative sources, making it more difficult for us to sell our products in these markets.

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
The market for our products is highly competitive, and we expect competition from both established and new companies to increase. Our ability to compete successfully depends on a number of factors, including our ability to successfully develop new products and solutions that anticipate CXP and market requirements and changes in technology and industry standards; CXP acceptance and adoption of our products and solutions; our ability to differentiate our products from our competitors’ offerings based on performance, features, cost-effectiveness or other factors; our product capabilities to meet customer network requirements and preferences; and our success in marketing and selling our products and platform solutions.
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
Although we have not had a greater-than-10%-of-revenue customer since 2020, a large portion of our sales has been, and in the future may be, to a limited number of customers. Changes in the broadband service provider market, such as financial difficulties, spending cuts or corporate consolidations that impact purchasing decisions by these customers have and may again negatively impact our revenue, and as a result, revenue from such customers may remain flat or decline. There are no assurances that the demand for our products will remain strong from our key customers, and any decrease or delay in purchases of any of our key customers, particularly if prolonged or sustained, or our inability to grow our sales with them, may have a material negative impact on our revenue and results of operations.
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
Our industry is characterized by rapid technological advancements, and if we fail to develop new products or enhancements that meet changing CXP requirements, we could experience lower sales.
Our industry is characterized by rapid technological change, changing needs of CXPs, evolving industry standards and frequent introductions of new products and platform offerings. We invest significant amounts to pursue innovative technologies that we believe will be adopted by CXPs. For example, we have invested and plan to continue to invest resources in our platform offerings and agentic AI. In addition, on an ongoing basis, we expect to reposition our product and service offerings and introduce new offerings as we encounter rapidly changing CXP requirements and increasing competitive pressures. If we cannot increase sales of our new platform and services, keep pace with rapid technological developments to meet customer needs and compete with evolving standards or if the technologies we choose to invest in fail to meet customer needs or are not adopted by customers in the timeframes that we expect, our financial condition and results of operations would be adversely affected.
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
The timing of our revenue is difficult to predict. Our sales efforts often involve educating broadband service providers about the use and benefits of our platform (agentic AI, cloud, software and appliances) and managed services, and the desirability of transforming into a CXP. CXPs typically undertake a significant evaluation process, which frequently involves not only our platform and managed services, but also those of our competitors and results in a lengthy sales cycle. Sales cycles for larger customers are relatively longer and require considerably more time and expense. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. The timing of revenue related to sales of products and services that have installation requirements may be difficult to predict due to interdependencies that may be beyond our control, such as new customer testing and turn-up protocols or other vendors’ products, services or installations of equipment upon which our products and services rely. Such delays may result in fluctuations in our quarterly revenue. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, we may not achieve our revenue forecasts, and our financial results would be adversely affected.
Government and Regulatory Risks
Actual or perceived failure to comply with applicable data privacy, security and platform and technology regulation laws, regulations and standards could impact our business, operations, and expose us to increased liability.
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
For example, in the U.S., certain states have adopted or modified privacy and security laws and regulations which govern the privacy, processing and protection of personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete and correct their personal information or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the U.S. Most of the new or proposed laws include restrictions on processing consumer information for targeted advertising, which could negatively affect our marketing cloud products. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. If we are subject to or affected by the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In 2024, the National Security Division of the U.S. Department of Justice (“DOJ”) issued a new rule—referred to as the “Data Security Program” (“DSP”) aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope and requirements is incorrect, incomplete or misapplied.
Compliance with the DSP may require us to invest heavily in data security and compliance measures such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations and financial condition.
Furthermore, the Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
The General Data Protection Regulation (“EU GDPR”) adopted by the EU, and the UK General Data Protection Regulation (“UK GDPR”) adopted by the United Kingdom (“UK”) (the EU GDPR and UK GDPR hereinafter referred to as the “GDPR”) and national data protection supplementing laws in these jurisdictions impose specific duties and requirements upon companies that are subject to their provisions and collect, process or control personal data of individuals. Although we currently do not have material operations or business in the EU or the UK, we are in the process of expanding in these jurisdictions, and we have incurred and will continue to incur substantial costs in this respect. Furthermore, the GDPR imposes significant penalties for noncompliance which can amount to the greater of €20 million for the EU GDPR or £17.5 million for the UK GDPR or 4% of the total worldwide annual turnover of the preceding financial year; thus, any non-compliance with the GDPR could result in a material adverse effect on our business, financial condition and results of operations.
The GDPR regulate cross-border transfers of personal data out of the European Economic Area (the “EEA”) and the UK. There is currently legal complexity and uncertainty regarding international personal data transfers, and we expect this to continue. For example, there are number of decisions and proceedings in the EU where the legality of data transfers to China is being challenged. As the regulatory guidance and enforcement landscape in relation to data transfers further develops, our business, operations and financial condition could be adversely affected and we could suffer additional costs, complaints and/or regulatory investigations or fines. We may also have to stop using certain tools and vendors and make other operational changes. Further, our customers may not use our services in a manner that is compliant with applicable data privacy laws and regulations and our services may not be competitive in certain markets. We may also become subject to new laws that regulate both personal and non-personal data. For example, the Data Act came into effect on September 12, 2025, establishing new requirements for providers of data processing services (including cloud, SaaS) into the EU. The Data Act requires providers to facilitate customers switching to other providers/ on-premise solutions and porting their data within certain timeframes; remove technical, contractual, and commercial obstacles to service switching (including switching charges); and include certain mandatory terms in customer contracts. Failure to comply with the Data Act can result in regulatory enforcement and fines, civil claims, and reputational damage. The Data Act, together with developing guidance in this area, may require changes to our customer contracts, products, operations and business practices, increase our compliance costs, require adjustments to our revenue recognition practices and adversely affect our financial condition, business and operations.
In addition, security regulations such as the EU’s Network and Information Security 2 Directive (“NIS2”) and its EU Member State transpositions, and the UK’s Telecommunications (Security) Act 2021 together with its implementing regulations impose further security obligations, including on electronic communications networks and services. We may be required to implement (and contractually commit to) additional security measures to remain a competitive vendor, as customers will need to ensure their vendors are able to meet the obligations that they are themselves subject to, or customers may choose different vendors due to our security measures. This could result in additional costs and require operational changes which could adversely affect our business, operations and financial condition.
In light of the complex and evolving nature of EU, EU Member State and UK data and security laws, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of technologies and/or our processing activities, enforcement notices and assessment notices (for a compulsory audit), as well as lead to civil claims including class actions and reputational damage.
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
We have a common stock repurchase program of which $109.3 million was available as of December 31, 2025. Furthermore, the Board of Directors authorized an increase to the common stock repurchase program by $125.0 million in January 2026. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with our capital allocation strategy. Stock repurchases could have an impact on our common stock trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.
General Risks
As a public company, we are subject to significant accounting, legal and regulatory requirements; our failure to comply with these requirements may adversely affect our operating results and financial condition.
We are subject to significant accounting, legal and regulatory requirements, including requirements and rules under the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act among other rules and regulations implemented by the SEC as well as listing requirements of the New York Stock Exchange (“NYSE”). We incur significant accounting, legal and other expenses and must invest substantial time and resources to comply with public company reporting and compliance requirements, including costs to ensure we have adequate internal controls over accounting and financial reporting, proper documentation and testing procedures among other requirements. We cannot be certain that the actions we have taken to implement internal controls over financial reporting will be sufficient. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement, particularly as we enhance, automate and improve functionality of our processes and internal applications. New laws and regulations as well as changes to existing laws and regulations affecting public companies would likely result in increased costs to us as we respond to their requirements. We continue to invest resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expense.
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
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and the MITRE ATT&CK® framework. This does not imply that we meet any particular technical standards, specifications or requirements, only that we use the NIST CSF and MITRE ATT&CK® as guides to help us identify, assess and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas.
Key aspects of our cybersecurity risk management program include the following:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services and our broader enterprise information-technology environment;
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
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the AI and Cybersecurity Committee (the “Committee”), since its formation in 2017, the oversight of business continuity, cybersecurity, privacy and other IT risks. In 2025, the Board further delegated to the Committee oversight of AI risks. The Committee oversees management’s implementation of our AI and cybersecurity risk management program.
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
Our Chief Operating Officer and Chief Product Officer are primarily responsible for assessing and managing our material risks from cybersecurity threats and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our former Chief Commercial Operations Officer played a pivotal role in enhancing our cybersecurity frameworks across the enterprise through his experience in risk management and IT governance. He oversaw the implementation of data governance and data protection policies and was instrumental in fostering a culture of cybersecurity awareness across the organization. Our Chief Operating Officer has assumed these responsibilities. Our Chief Product Officer has significantly contributed to our cybersecurity efforts through his experience in product management and development. He has been instrumental in integrating security by design and privacy by design into our products, helping to ensure that cybersecurity is a core component of our product strategy. Collectively, they stay informed about and monitor the prevention, detection, mitigation and remediation of key cybersecurity risks and incidents through various means, which may include briefings with internal and external security team members, threat intelligence and other information obtained from public or private sources and alerts and reports produced by security tools deployed in the IT environment.
Our cybersecurity management team also includes our Chief Information Officer, who leads the operational teams responsible for enterprise security, data governance and enterprise incident response and global operations, and our Senior Vice President of Cloud and Engineering operations, who leads the operational teams responsible for product and cloud privacy and security, data governance and product security incident response. Our operational cybersecurity teams are comprised of members with decades of collective experience in IT security systems, tooling, operations and governance; hold various IT security industry certifications and have received specialized cybersecurity training.
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
Number of Common Stockholders
As of February 9, 2026, the approximate number of holders of our common stock was 1,203 (not including beneficial owners of stock held in street name).
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to our 2025 Annual Report to Stockholders, which includes our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders.
Dividends
We have never declared or paid a cash dividend on our common stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We maintain a common stock repurchase program. Our repurchase activity for the three months ended December 31, 2025 was as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	25	$59.99	25	$124,380
November 1 to November 30	223	55.60	223	112,015
December 1 to December 31	50	54.52	50	109,280
	298		298
In January 2026, our Board of Directors authorized a $125.0 million increase to our common stock repurchase program.
Performance Graph
The following graph shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total returns of the NYSE Composite Index, Russell 2000 Index and the S&P 500 Communications Equipment Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the last five fiscal years ended December 31, 2025. Data for the Russell 2000 Index and S&P 500 Communications Equipment assume reinvestment of dividends. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.
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
Overview
We develop, market and sell platform, cloud and managed services, which are powered by agentic AI, that enable CSPs providers of all types and sizes to innovate and transform their businesses to focus on delivering outstanding subscriber experiences and become CXPs. The platform combines the Calix Agent Workforce™ with intelligent appliances, software, cloud and fully integrated SmartLife™ managed services to enable simplified business models that acquire, retain and grow subscribers and revenue. Calix Customer Success guides service providers through every stage of their transformation journey with expertise across technology, business and market insights. Our partner community extends innovation so customers can grow their businesses across markets at scale. With deep broadband expertise and an end-to-end approach from the datacenters’ access edge to every residential, business and municipal subscriber location, Calix enables any service provider to simplify operations, engagement, and service; innovate for their subscribers; and grow value for members, investors, and the communities they serve. This focus on subscriber experience allows CXPs to expand their brand through increased subscriber acquisition, loyalty and revenue while reducing their operating costs.
We market our platform, cloud and managed services to CSPs globally through our direct sales force as well as select resellers. Our customers range from smaller, regional service providers to some of the world’s largest service providers. We have approximately 1,600 active customers that have deployed passive optical, Active Ethernet or point-to-point Ethernet fiber access networks or our subscriber premise appliances.
Our revenue and potential revenue growth will depend on, among other things, our ability to develop, market and sell our platform and managed services to strategically aligned customers of all types such as MSPs, local and competitive exchange carriers, cable MSOs, WISPs, fiber overbuilders such as municipalities, electric cooperatives, tribal communities, multiple dwelling units (“MDU”) and hospitality providers in the U.S. and internationally. Our growth is also highly dependent on the speed and willingness of customers to adopt our platform and managed services.
Revenue fluctuations result from many factors, including, but not limited to: increases or decreases in customer orders for our products and services, global economic and geopolitical events and conditions, including tariffs, trade controls, inflation, economic downturns and market, financial or other factors such as government stimulus or shutdowns that may delay or materially impact customer purchasing decisions, non-availability of products due to supply chain challenges, including component and labor shortages and increasing lead times as well as disruptions as a result of pandemics or natural disasters, contractual terms with customers that result in delayed revenue recognition and varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers have in the past spent less in the first quarter as they are finalizing their annual budgets, and in certain regions, customers are challenged by winter weather conditions that inhibit fiber deployment in outside infrastructure. Our revenue is also dependent upon our customers’ success in growing their subscribers, timing of purchases, capital expenditure plans and decisions to upgrade their networks or adopt new technologies, including adoption of our software and cloud platform solutions, as well as our ability to grow our customer base.
Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all of the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue, or that we expect may impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty, incurrence of retrofit costs, amortization of intangibles, allowances for obligations to our suppliers and inventory write-downs. Factors that we expect may impact our cost of revenue in future periods include the same factors in the prior quarter, changes in trade policies and the transition from DDR4 to DDR5 memory. Regarding trade policies, in April 2025, the U.S. President signed an executive order increasing tariffs on imports from numerous countries, including China and other Asian countries where our sole-source or limited-source suppliers are located. Currently, the majority of our finished goods are exempt from tariffs. For imported components for domestic manufacturing and certain finished goods, these actions increased our cost of revenue. We continue to evaluate the actions we may be able to take to mitigate such costs as we monitor and navigate this challenging and dynamic operating environment. Regarding the DDR4 to DDR5 transition, the reduction in manufacturing capacity of DDR4 memory has resulted in increased DDR4 memory prices and will increase the cost of our products. In addition, we periodically ship by air versus by ocean in order to meet delivery commitments to our customers, which is more costly. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
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
Critical Accounting Estimates
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
Revenue Recognition
Revenue is recognized when a performance obligation is satisfied, which occurs when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue from sales of access and premises appliances is recognized when control is transferred to the customer, which is generally when the products are shipped. Revenue from software platform licenses, which provides the customer with a right to use the software as it exists, is generally recognized upfront when the license is made available to the customer. Revenue from cloud-based software subscriptions, customer support, maintenance, extended warranty subscriptions and managed services is generally recognized ratably over the contract term. Revenue from professional services and training is recognized as the services are delivered.
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
Inventory Valuation and Supplier Purchase Commitments
Inventory, which primarily consists of finished goods purchased from CMs or ODMs, is stated at the lower of cost (determined by the first-in, first-out method) and net realizable value. Inbound shipping costs and tariffs are included in the cost of inventory. In addition, from time to time, we procure component inventory primarily due to the discontinuation of critical components by suppliers, a change in suppliers or in connection with our supply assurance plans. This component inventory is then consigned back to our suppliers to be consumed on future finished good builds.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The updated standard is effective for our annual periods beginning in 2027 and interim periods beginning in the first quarter of 2028. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for internal-use software. ASU No. 2025-06 is effective for us in the first quarter of 2028, with early adoption permitted. The standard permits application of the guidance using a prospective, retrospective, or modified transition approach. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
There have been no other accounting pronouncements or changes in accounting pronouncements that are significant or potentially significant to us.
Results of Operations for Years Ended December 31, 2025 and 2024
Revenue
The following table sets forth our revenue (dollars in thousands):

	Years Ended December 31,		2025 vs 2024 Change
	2025	2024	$	%
Revenue:
Appliance	$825,649	$694,147	$131,502	19%
Software and service	174,361	137,371	36,990	27%
	$1,000,010	$831,518	$168,492	20%
Our revenue increased by $168.5 million, or 20%, during 2025 compared with 2024. The increase in appliance revenue was due to the adoption of our platform, cloud and managed services by new customers as we continue to take footprint from legacy box vendors and the continued robust expansion of our appliances within our existing customer base. The increase in software and service revenue is due to our CXP customers adding new subscribers. Our software is sold on a per-subscriber basis. CXPs use our platform, cloud and managed services to deliver better subscriber experiences as evidenced by best-in-class Net Promoter ScoresSM, thereby allowing them to take market share.
Our revenue is principally derived in the U.S., which represented 93% of revenue in 2025 and 92% in 2024. Our primary focus has been, and in the near term will continue to be, the U.S. and Canada given our large, direct sales and marketing presence and the amount of government stimulus being invested into underserved and not-served areas of these countries. With the introduction of our third-generation platform, we will increase our attention on international markets.
No customer accounted for more than 10% of our revenue for 2025, 2024 or 2023. See Note 11 “Revenue from Contracts with Customers” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more details on concentration of revenue for the years presented.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Years Ended December 31,		2025 vs 2024 Change
	2025	2024	$	%
Gross profit:
Appliance	$458,561	$376,305	$82,256	22%
Software and service	109,755	77,289	32,466	42%
	$568,316	$453,594	$114,722	25%
Gross margin:
Appliance	55.5%	54.2%
Software and service	62.9%	56.3%
	56.8%	54.6%
Gross profit increased by $114.7 million to $568.3 million during 2025 from $453.6 million during 2024. This increase was mainly due to the corresponding increase in revenue. Gross margin increased to 56.8% during 2025 from 54.6% during 2024. The increase in gross margin of 220 basis points, compared to the corresponding period in 2024, was primarily related to the continued adoption of our platform, cloud and managed services by new broadband service providers and our CXP customers winning new subscribers.
Operating Expenses
Sales and Marketing Expenses
Sales and marketing expenses consist of personnel costs, employee sales commissions, marketing programs and events, software tools and travel-related expenses. The following table sets forth our sales and marketing expenses (dollars in thousands):

	Years Ended December 31,		2025 vs 2024 Change
	2025	2024	$	%
Sales and marketing	$248,636	$217,879	$30,757	14%
Percent of revenue	25%	26%
Sales and marketing expenses increased by $30.8 million during 2025 compared to 2024 primarily due to increases in personnel expenses of $20.6 million, mostly related to incentive compensation and increased headcount, stock-based compensation of $9.9 million and travel expenses of $2.3 million. These increases were partially offset by a decrease in marketing expenses of $1.7 million.
During 2025, sales and marketing expenses as a percentage of revenue decreased to 25% from 26% due to higher revenue compared to 2024. We expect our investments in sales and marketing will increase in absolute dollars on a year-over-year basis, but decline as a percentage of revenue, as we continue to land new customers and expand our platform, cloud and managed services.

Research and Development Expenses
Research and development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations. The following table sets forth our research and development expenses (dollars in thousands):

	Years Ended December 31,		2025 vs 2024 Change
	2025	2024	$	%
Research and development	$190,356	$179,870	$10,486	6%
Percent of revenue	19%	22%
Percent of gross profit	33%	40%
The increase in research and development expenses of $10.5 million during 2025 compared with 2024 was mainly due to increases in stock-based compensation of $4.3 million, outside services of $3.7 million, depreciation and amortization of $1.9 million and prototypes and test equipment expenses of $1.7 million. These increases were partially offset by decreases in facility expenses of $1.2 million.
During 2025, research and development expenses as a percentage of revenue decreased to 19% from 22% due to the increase in revenue, and research and development expenses as a percentage of gross profit decreased to 33% from 40% due to the increase in gross profit. We expect our investments in research and development to increase in absolute dollars and as a percentage of gross profit in the short term as we accelerate the development of AI functionality and capabilities of our platform, cloud and managed services.
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

	Years Ended December 31,		2025 vs 2024 Change
	2025	2024	$	%
General and administrative	$108,334	$98,879	$9,455	10%
Percent of revenue	11%	12%
The increase in general and administrative expenses of $9.5 million in 2025 compared to 2024 was mainly due to increases in personnel expenses of $6.1 million and stock-based compensation of $2.9 million.
During 2025, general and administrative expenses as a percentage of revenue decreased to 11% from 12% due to higher revenue compared to 2024. We expect our general and administrative investments to increase in absolute dollars but decline as a percentage of revenue.
Interest Income and Other Expense, Net
The following table sets forth our interest income and other expense, net (dollars in thousands):

	Years Ended December 31,		2025 vs 2024 Change
	2025	2024	$	%
Interest income and other expense, net	$13,178	$11,388	$1,790	16%

Interest income and other expense, net increased by $1.8 million in 2025 compared with 2024 mainly due to a larger average cash balance offset partially by a decrease in interest rates.
Income Tax (Benefit)
The following table sets forth our income tax (benefit) (dollars in thousands):

	Years Ended December 31,		2025 vs 2024 Change
	2025	2024	$	%
Income tax (benefit)	$16,284	$(1,899)	$18,183	958%
Effective tax rate	48%	6%

During 2025, our current tax expense was $3.4 million, and our deferred tax expense was $12.9 million. Our effective tax rate was higher than the federal statutory rate of 21% primarily due to the impact of non-deductible stock-based compensation offset by the favorable impact of U.S. federal research tax credits.
During 2024, our current tax expense was $8.1 million, and our deferred tax benefit was $10.0 million. Our effective tax rate was lower than the federal statutory rate of 21% primarily due to the impact of stock-based compensation, foreign operations, valuation allowance and uncertain tax positions, offset by research and development tax credits and provision to return adjustments.
We continue to maintain a valuation allowance of $32.3 million on certain state deferred tax assets that we believe are not more likely than not to be realized in future periods.
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
2024 Compared to 2023
For a comparison of our results of operations for the years ended December 31, 2024 and 2023, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 21, 2025.
Liquidity and Capital Resources
We fund our operations and investing activities primarily through cash flow generated from operations and sales of our common stock. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $388.1 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government securities and commercial paper. This includes $12.4 million of cash primarily held by our foreign subsidiaries. As of December 31, 2025, our liability for taxes that would be payable because of repatriation of undistributed earnings of our foreign subsidiaries was limited to foreign withholding taxes as the future distribution is not expected to be taxable in the U.S.
The following table presents the cash inflows and outflows by activity during 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Net cash provided by operating activities	$134,953	$68,400
Net cash used in investing activities	(6,373)	(109,530)
Net cash provided by (used in) financing activities	(28,434)	20,897
Operating Activities
Our operating activities provided cash of $135.0 million in 2025 and $68.4 million in 2024. The increase in net cash provided by operating activities during 2025 as compared to 2024 was due primarily to an increase in our net operating results after adjustment of non-cash charges of $87.4 million partially offset by a decrease in our net cash inflow resulting from changes in operating assets and liabilities of $20.9 million. Non-cash charges consisted of stock-based compensation of $87.9 million, depreciation and amortization of $17.7 million and deferred income taxes of $12.9 million partially offset by net accretion of available-for-sale securities of $3.7 million.
In 2025, cash inflows from changes in operating assets and liabilities primarily consisted of an increase in accounts payable of $21.5 million due to increased inventory purchases, a decrease in prepaid expenses and other assets of $17.3 million due to a reduction in our inventory deposits, an increase in accrued liabilities of $11.8 million mainly due to incentive compensation related accruals and an increase in deferred revenue of $2.6 million. These changes were partially offset by increases in inventory of $31.0 million and accounts receivable of $20.0 million to support increased revenue.
Investing Activities
In 2025, net cash used in investing activities of $6.4 million consisted capital expenditures of $19.4 million, primarily consisting of purchases of test and computer equipment, partially offset by net maturities and sales of marketable securities of $13.0 million.

Financing Activities
In 2025, net cash used in financing activities of $28.4 million consisted of purchases of our common stock of $93.6 million partially offset by the issuance of common stock related to our equity plans of $65.2 million.
2024 Compared to 2023
For a discussion of our liquidity and capital resources and our cash flow activities for the years ended December 31, 2024 and 2023, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025.
Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, normal recurring trade payables, compensation-related and expense accruals and operating leases. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. Furthermore, we have a common stock repurchase program which had $109.3 million available as of December 31, 2025. In January 2026, our Board of Directors authorized a $125.0 million increase to this program. In 2026 to date, we repurchased $148.7 million of our common stock. Our stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.
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
Contractual Obligations and Commitments
Our principal commitments as of December 31, 2025 consisted of our contractual obligations under non-cancelable outstanding purchase obligations and operating lease obligations for office space. The following table summarizes our contractual obligations as of December 31, 2025 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$317,751	$217,460	$83,867	$16,424	$—
Operating lease obligations (2)	18,382	3,610	6,200	4,956	3,616
	$336,133	$221,070	$90,067	$21,380	$3,616

(1) Represents outstanding purchase commitments to be delivered by our third-party manufacturers and other vendors such as enterprise software vendors. See Note 5 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our outstanding purchase commitments.
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
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $388.1 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government securities, corporate debt and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities because of changes in interest rates.
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
Our operating expenses are incurred primarily in the U.S. and Canada (Canadian Dollar, or CAD), in China associated with our research and development operations that are maintained there, in India for our center of excellence and in the United Kingdom and Ireland for our international sales and marketing activities. Our operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. The percentages of our operating expenses denominated in the following currencies for the indicated fiscal years were as follows:

	Years Ended December 31,
	2025	2024	2023
USD	84%	84%	86%
RMB	6	6	6
INR	4	4	3
CAD	4	4	4
GBP	1	2	1
EUR	1	—	—
	100%	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, INR, CAD, GBP and EUR our operating expenses for 2025 would have decreased or increased by approximately $9.0 million, or approximately 2%.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the year ended December 31, 2025 was a net translation loss of $0.1 million. This loss is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive income (loss).”
Transaction Exposure
We have certain assets and liabilities, primarily accounts receivable and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain assets denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to two months. As of December 31, 2025, we had no forward contracts outstanding. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Consolidated Statements of Comprehensive Income (Loss). During the year ended December 31, 2025, the net loss we recognized related to these foreign currency denominated assets and liabilities was approximately $0.4 million.

ITEM 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Calix, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Calix, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Evaluation of net realizable value of components and finished goods inventory and excess and obsolete component liabilities
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company has components and finished goods inventories with a carrying value of $133.7 million and excess and obsolete component liabilities as of December 31, 2025. The Company writes down the on-hand inventory carrying value for excess or obsolete inventory and records a liability for excess and obsolete component inventory that the Company is obligated to purchase from its suppliers. These write-downs and accruals are based on assumptions about future demand for products, market conditions, potential obsolescence of technology, product life cycle, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds the estimated selling price. These factors are impacted by changes in economic conditions, technology, and customer base as well as new product introductions and require significant estimates that may include elements that are uncertain.
We identified the evaluation of net realizable value of inventory and excess and obsolete component liabilities as a critical audit matter. Evaluation of the Company’s forecasted demand, including the Company’s determination of the effect of market and economic conditions, technology changes, changes in the customer base, new product introductions, and discontinuation of products required significant auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s inventory process. This included controls over the reviews of the estimates of the net realizable value of excess or obsolete components and finished goods inventory and liabilities for losses on components the Company is obligated to purchase from its suppliers. For a selection of inventory items owned by the Company, we (1) reperformed the analysis provided by the Company to assess the accuracy of the net realizable value of inventory by comparing historical sales activity, customer order backlog, or demand forecasts to the inventory on hand quantities, and (2) performed inquiries of Company’s personnel or inspected documents regarding product end of life announcements, technology changes, and new product introductions. For a selection of components subject to the Company’s purchase commitments, we (1) evaluated the reasonableness of management’s assumptions used to estimate the excess and obsolete component liabilities by considering historical sales activity, customer order backlog, or demand forecasts of the related finished products and (2) performed inquiries of Company’s personnel or inspected documents regarding product end of life announcements, technology changes, new product introductions, and historical reimbursements to suppliers for excess and obsolete components.

/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
Santa Clara, California
February 20, 2026

CALIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$143,086	$43,162
Marketable securities	245,018	253,929
Accounts receivable, net	99,367	79,321
Inventory	133,737	102,727
Prepaid expenses and other current assets	70,345	105,596
Total current assets	691,553	584,735
Property and equipment, net	37,812	31,153
Right-of-use operating leases	14,665	6,216
Deferred tax assets	165,636	177,601
Goodwill	116,175	116,175
Other assets	32,681	23,387
	$1,058,522	$939,267
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,523	$20,226
Accrued liabilities	91,339	84,167
Deferred revenue	30,386	26,750
Total current liabilities	163,248	131,143
Long-term portion of deferred revenue	19,890	20,883
Operating leases	12,756	3,720
Other long-term liabilities	3,409	2,581
Total liabilities	199,303	158,327
Commitments and contingencies (See Note 5)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 67,120 shares issued and outstanding as of December 31, 2025, and 66,434 shares issued and outstanding as of December 31, 2025	1,678	1,661
Additional paid-in capital	1,230,191	1,170,017
Accumulated other comprehensive loss	(408)	(612)
Accumulated deficit	(372,242)	(390,126)
Total stockholders’ equity	859,219	780,940
	$1,058,522	$939,267

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023

Revenue:
Appliance	$825,649	$694,147	$931,468
Software and service	174,361	137,371	108,125
Total revenue	1,000,010	831,518	1,039,593
Cost of revenue:
Appliance	367,088	317,842	471,461
Software and service	64,606	60,082	49,816
Total cost of revenue	431,694	377,924	521,277
Gross profit	568,316	453,594	518,316
Operating expenses:
Sales and marketing	248,636	217,879	214,564
Research and development	190,356	179,870	177,772
General and administrative	108,334	98,879	100,395
Total operating expenses	547,326	496,628	492,731
Operating income (loss)	20,990	(43,034)	25,585
Interest income and other expense, net:
Interest income, net	13,434	12,343	9,704
Other expense, net	(256)	(955)	(532)
Total interest income and other expense, net	13,178	11,388	9,172
Income (loss) before income taxes	34,168	(31,646)	34,757
Income tax expense (benefit)	16,284	(1,899)	5,432
Net income (loss)	$17,884	$(29,747)	$29,325
Net income (loss) per common share:
Basic	$0.27	$(0.45)	$0.44
Diluted	$0.26	$(0.45)	$0.42
Weighted-average number of shares used to compute net income (loss) per common share:
Basic	66,041	65,879	65,980
Diluted	69,305	65,879	69,320

Net income (loss)	$17,884	$(29,747)	$29,325
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale marketable securities, net	343	187	1,701
Foreign currency translation adjustments, net	(139)	(140)	113
Total other comprehensive income, net of tax	204	47	1,814
Comprehensive income (loss)	$18,088	$(29,700)	$31,139

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	65,735	$1,644	$1,070,100	$(2,473)	$(389,704)	$679,567
Stock-based compensation	—	—	62,771	—	—	62,771
Issuance of common stock under equity incentive plans, net of forfeitures	1,527	38	32,111	—	—	32,149
Repurchase of common stock including excise tax	(2,210)	(55)	(86,589)	—	—	(86,644)
Net income	—	—	—	—	29,325	29,325
Other comprehensive income	—	—	—	1,814	—	1,814
Balance as of December 31, 2023	65,052	1,627	1,078,393	(659)	(360,379)	718,982
Stock-based compensation	—	—	70,761	—	—	70,761
Issuance of common stock under equity incentive plans, net of forfeitures	1,724	43	31,549	—	—	31,592
Repurchase of common stock	(342)	(9)	(10,686)	—	—	(10,695)
Net loss	—	—	—	—	(29,747)	(29,747)
Other comprehensive income	—	—	—	47	—	47
Balance as of December 31, 2024	66,434	1,661	1,170,017	(612)	(390,126)	780,940
Stock-based compensation	—	—	88,625	—	—	88,625
Issuance of common stock under equity incentive plans, net of forfeitures	3,208	80	65,116	—	—	65,196
Repurchase of common stock	(2,522)	(63)	(93,567)	—	—	(93,630)
Net income	—	—	—	—	17,884	17,884
Other comprehensive income	—	—	—	204	—	204
Balance as of December 31, 2025	67,120	$1,678	$1,230,191	$(408)	$(372,242)	$859,219

See accompanying notes to consolidated financial statements.

CALIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Operating activities:
Net income (loss)	$17,884	$(29,747)	$29,325
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	87,929	70,761	62,771
Depreciation and amortization	17,710	19,550	16,631
Deferred income taxes	12,911	(9,969)	(660)
Net accretion of available-for-sale securities	(3,697)	(5,286)	(4,199)
Changes in operating assets and liabilities:
Accounts receivable, net	(20,046)	46,706	(32,222)
Inventory	(31,010)	30,258	16,175
Prepaid expenses and other assets	17,297	11,167	(60,795)
Accounts payable	21,509	(15,138)	(6,369)
Accrued liabilities	3,017	(31,926)	37,070
Deferred revenue	2,643	(13,900)	2,921
Other long-term liabilities	8,806	(4,076)	(4,397)
Net cash provided by operating activities	134,953	68,400	56,251
Investing activities:
Purchases of property and equipment	(19,435)	(18,054)	(17,855)
Purchases of marketable securities	(220,839)	(301,677)	(216,193)
Sales of marketable securities	28,142	49,902	—
Maturities of marketable securities	205,759	160,299	227,803
Net cash used in investing activities	(6,373)	(109,530)	(6,245)
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	65,196	31,592	32,149
Repurchases of common stock	(93,630)	(10,695)	(86,397)
Payments related to financing arrangements	—	—	(11,678)
Net cash provided by (used in) financing activities	(28,434)	20,897	(65,926)
Effect of exchange rate changes on cash and cash equivalents	(222)	(14)	256
Net increase (decrease) in cash and cash equivalents	99,924	(20,247)	(15,664)
Cash and cash equivalents at beginning of year	43,162	63,409	79,073
Cash and cash equivalents at end of year	$143,086	$43,162	$63,409
Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$253
Income taxes paid	$6,884	$5,878	$11,873
Non-cash investing activities:
Changes in accounts payable and accrued liabilities related to purchases of property and equipment	$3,943	$484	$(180)

See accompanying notes to consolidated financial statements.

CALIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Significant Accounting Policies
Company
Calix, Inc. (together with its subsidiaries, “Calix,” “we,” “us,” or “our”) was incorporated in August 1999 and is a Delaware corporation. We develop, market and sell platform, cloud and managed services, which are powered by agentic AI, that enable communications service providers (“CSPs”) of all types and sizes to innovate and transform their businesses to focus on delivering an outstanding subscriber experience and become Communication Experience Providers (“CXPs”). The platform combines the Calix Agent Workforce™ with intelligent appliances, software, cloud and fully integrated SmartLife™ managed services to enable simplified business models that acquire, retain and grow subscribers and revenue. Calix Customer Success guides service providers through every stage of their transformation journey with expertise across technology, business and market insights. Our partner community extends innovation so customers can grow their businesses across markets at scale. With deep broadband expertise and an end-to-end approach from the datacenters’ access edge to every residential, business and municipal subscriber location, Calix enables any service provider to simplify operations, engagement, and service; innovate for their subscribers; and grow value for members, investors, and the communities they serve. This focus on subscriber experience allows CXPs to expand their brand through increased subscriber acquisition, loyalty and revenue while reducing their operating costs.
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
Use of Estimates
The preparation of financial statements is in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For Calix, these estimates include, but are not limited to, allowances for doubtful accounts and sales returns, excess and obsolete inventory, allowances for obligations to our contract manufacturers, valuation of stock-based compensation, useful lives assigned to long-lived assets, standard and extended warranty costs, realizability of deferred tax assets and uncertain tax positions and contingencies. Actual results could differ from those estimates, and such differences could be material to our financial position and results of operations.
Revenue Recognition
Revenue is recognized when a performance obligation is satisfied, which occurs when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue from sales of access and premises appliances is recognized when control is transferred to the customer, which is generally when the products are shipped. Revenue from software platform licenses, which provides the customer with a right to use the software as it exists, is generally recognized upfront when the license is made available to the customer. Revenue from cloud-based software subscriptions, customer support, maintenance, extended warranty subscriptions and managed services is generally recognized ratably over the contract term. Revenue from professional services and training is recognized as the services are delivered.
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
Cost of Revenue
Cost of revenue consists primarily of finished goods inventory purchased from our contract manufacturers, payroll and related expenses associated with managing the relationships with contract manufacturers, depreciation of manufacturing test equipment, warranty and retrofit costs, excess and obsolete inventory costs, allowances for obligations to our contract manufacturers, shipping charges and amortization of certain intangible assets. It also includes contractor and other costs of services incurred directly related to the delivery of services to customers.
Warranty and Retrofit
We offer limited warranties for our hardware products for a period of one or five years, depending on the product type. We recognize estimated costs related to warranty activities as a component of cost of revenue upon product shipment or upon identification of a specific product failure. Under certain circumstances, we also provide fixes on specifically identified performance failures for products that are outside of the standard warranty period and recognize estimated costs related to retrofit activities as a component of cost of revenue upon identification of such product failures. We recognize estimated warranty and retrofit costs when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. The estimates are based upon historical and projected product failure and claim rates, historical costs incurred in correcting product failures and information available related to any specifically identified product failures. Judgment is required in estimating costs associated with warranty and retrofit activities, and our estimates are limited to information available to us at the time of such estimates. In some cases, such as when a specific product failure is first identified or a new product is introduced, we may initially have limited information and limited historical failure and claim rates upon which to base our estimates, and such estimates may require revision in future periods. The recorded amount is adjusted from time to time for specifically identified warranty and retrofit exposure. Actual warranty and retrofit expenses are charged against our estimated warranty and retrofit liability when incurred. Factors that affect our warranty and retrofit liability include the number of active installed units and historical and anticipated rates of warranty and retrofit claims and cost per claim.
Stock-Based Compensation
Stock-based compensation expense associated with stock options, restricted stock awards (“RSAs”) and purchase rights under the Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the non-executive Stock Purchase and Matching Plan (“SPMP”) is measured at the grant date based on the fair value of the award and is recognized, net of forfeitures, as expense over the remaining requisite service period (generally the vesting period) on a straight-line basis.
The fair value of stock option and employee stock purchase right under the ESPP is estimated at the grant date using the Black-Scholes option valuation model. The fair value of the employee stock purchase right under the SPMP and RSAs is based on closing market price of our common stock on the date of grant.
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
Compensation expense is only recognized if we have determined that it is probable that the performance condition will be met. We reassess the probability of vesting at each reporting period and adjusts compensation expense based on our probability assessment.
Loss Contingencies
We occasionally face legal proceedings from business activities. We evaluate the likelihood of an unfavorable outcome and record a loss contingency when the loss is probable and reasonably estimable. This assessment involves significant judgment and uncertainty, influenced by factors beyond our control. We estimate potential losses based on available information and reassesses these estimates quarterly. Changes in estimates could impact our business, operating results or financial condition. Actual outcomes may differ from these estimates, potentially affecting us materially.

Credit Risk and Inventory Supplier Concentrations
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. Cash equivalents consist of money market funds and marketable securities with a maturity at the date of purchase of ninety days or less, which are invested through financial institutions in the United States. Deposits in and investments held by these financial institutions may, at times, exceed federally insured limits. We have not experienced any losses in such accounts. We also have approximately $12.4 million of cash held by our foreign subsidiaries in India, China and the United Kingdom. We believe that the financial institutions that hold our cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these cash and cash equivalents.
We depend primarily on a small number of outside contract manufacturers (“CMs”) and original design manufacturers (“ODMs”) for the bulk of our finished goods inventory. We generally purchase our products through purchase orders with our suppliers. While we seek to maintain a sufficient supply of our products, our business and results of operations could be adversely affected by a stoppage or delay in receiving such products, the receipt of defective parts, an increase in price of such products or our inability to obtain lower prices from our CMs, ODMs and other suppliers in response to competitive pressures.
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
We have invested our excess cash primarily in money market funds and highly liquid marketable securities such as U.S. treasury securities, corporate debt instruments, commercial paper and U.S. government securities. We consider all investments with maturities of three months or less when purchased to be cash equivalents. Marketable securities represent highly liquid U.S. treasury securities, corporate debt instruments, commercial paper and U.S. government securities with maturities greater than 90 days at date of purchase. Marketable securities with maturities greater than one year are classified as current because management considers all marketable securities to be available for current operations.
Our investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of comprehensive loss in the stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as “Other expense, net.” Realized gains and losses were not significant for the years ended December 31, 2025 and 2024, respectively.
For our available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. In this assessment, among other factors, we consider the extent to which the fair value is less than the amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security. If factors indicate a credit loss exists, an allowance for credit loss will be recorded to “Other expense, net,” limited by the amount that the fair value is less than the amortized cost basis. The amount of fair value change relating to all other factors will be recognized in other comprehensive loss.
See Note 2 “Cash, Cash Equivalents and Marketable Securities.”
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for expected credit losses at contract inception resulting from the inability of our customers to make required payments. We record a specific allowance and revise the expected loss based on an analysis of individual past-due balances. Additionally, based on historical write-offs and our collection experience, we record an additional allowance based on a percentage of outstanding receivables. We perform credit evaluations of our customers’ financial condition. These evaluations require judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history and a financial review of the customer. Actual collection losses may differ from our estimates, and such differences could be material to our financial position and results of operations.
Inventory Valuation and Supplier Purchase Commitments
Inventory, which primarily consists of finished goods purchased from CMs or ODMs, is stated at the lower of cost (determined by the first-in, first-out method) and net realizable value. Inbound shipping costs and tariffs are included in the cost of inventory. In addition, from time to time, we procure component inventory primarily due to the discontinuation of critical components by suppliers, a change in suppliers or in connection with our supply assurance plans. This component inventory is then consigned back to our suppliers to be consumed on future finished good builds.

We regularly monitor inventory on-hand and record write-downs for excess and obsolete inventory. We also evaluate our supplier purchase commitments and record a liability for excess and obsolete components consistent with the valuation of our excess and obsolete inventory and future production requirements. These write-downs and accruals are based on our assumptions of demand for our products and require significant judgment of relevant factors including a comparison of the quantity and cost of inventory on hand to our estimated forecast of customer demand, current levels of orders and backlog, market conditions, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds our estimated selling price. Factors that could influence our assumptions and judgments include changes in economic conditions, competitive dynamics, winning or losing a key customer, changes in our customers’ capital expenditures, government investment programs, technology changes, new product introductions and supply-chain lead times. Actual demand may differ from forecasted demand and may have a material effect on gross profit. If inventory is written down, a new cost basis is established that cannot be increased in future periods.
Contract Costs
We capitalize certain sales commissions related primarily to multi-year cloud-based software subscriptions and extended warranty support contracts.
Capitalized commissions are amortized as sales and marketing expenses over the period that the related revenue is recognized, which can be up to five years for extended warranty. We classify the unamortized portion of deferred commissions as current or noncurrent based on the timing of when we expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in “Prepaid expenses and other current assets” and “Other assets,” respectively, in our Consolidated Balance Sheets.
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
Goodwill
Goodwill was recorded as a result of our acquisitions of Optical Solutions, Inc. in 2006 and Occam Networks, Inc. in 2011. We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized but instead is subject to an annual impairment test or more frequently if events or changes in circumstances indicate that it may be impaired. We evaluate goodwill on an annual basis as of the end of the second quarter of each fiscal year. We have determined that it operates as a single reporting unit and, therefore, evaluates goodwill impairment at the enterprise level.
At the end of the second quarter of 2025, we completed our annual goodwill impairment test. Based on our assessment of certain qualitative factors such as market capitalization, we concluded that the fair value of Calix was more likely than not greater than the carrying amount as of July 2, 2025. As such, it was not necessary to perform the two-step quantitative goodwill impairment test at the time.
There have been no significant events or changes in circumstances subsequent to the 2025 annual impairment test that would more likely than not indicate that the carrying value of goodwill may have been impaired as of December 31, 2025. There were no impairment losses for goodwill for the years ended December 31, 2025, 2024 or 2023.
Deferred Revenue
Deferred revenue results from transactions where we billed the customer for products or services and when cash payments are received or due prior to transferring control of the promised goods or services to the customer.
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
We must assess the likelihood that deferred tax assets will be recovered from future taxable income, and if we determine that recovery is not more likely than not, we must establish a valuation allowance. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.
Newly Adopted Accounting Standards
Income taxes
In December 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes, which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid and modifies other income tax-related disclosure requirements. We adopted the new standard effective for our 2025 annual reporting period. See footnote “9. Income Taxes.”
Recent Accounting Pronouncements Not Yet Adopted
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for internal-use software. ASU No. 2025-06 is effective for us in the first quarter of fiscal 2028, with early adoption permitted. The standard permits application of the guidance using a prospective, retrospective, or modified transition approach. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
There have been no other accounting pronouncements or changes in accounting pronouncements that are significant or potentially significant to our Consolidated Financial Statements.
2. Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents:
Cash	$23,644	$20,664
Commercial paper	75,100	10,058
Money market funds	40,879	4,890
U.S. government agency securities	3,463	—
U.S. government securities	—	7,550
Total cash and cash equivalents	143,086	43,162
Marketable securities:
Corporate debt securities	177,127	123,701
U.S. government securities	40,510	66,582
Commercial paper	9,653	22,715
U.S. government agency securities	9,027	24,411
Certificates of deposit	8,701	16,520
Total marketable securities	245,018	253,929
	$388,104	$297,091
The carrying amounts of our money market funds approximate their fair values due to their nature, duration and short maturities. As of December 31, 2025, all marketable securities were due in three years or less.

The amortized cost and fair value of marketable securities as of December 31, 2025 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains, net	Fair Value
Corporate debt securities	$176,572	$555	$177,127
Commercial paper	84,752	1	84,753
U.S. government securities	40,382	128	40,510
U.S. government agency securities	12,465	25	12,490
Certificates of deposit	8,692	9	8,701
	$322,863	$718	$323,581
The amortized cost and fair value of marketable securities as of December 31, 2024 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains, net	Fair Value
Corporate debt securities	$123,519	$182	$123,701
U.S. government securities	74,118	14	74,132
U.S. government agency securities	24,380	31	24,411
Certificates of deposit	16,505	15	16,520
Commercial paper	32,766	7	32,773
	$271,288	$249	$271,537
3. Fair Value Measurements
We measure our cash equivalents and marketable securities at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We utilize the following three-tier value hierarchy which prioritizes the inputs used in measuring fair value:
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
Level 3 – Unobservable inputs to the valuation derived from fair valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The fair value hierarchy also requires us to maximize the use of observable inputs, when available, and to minimize the use of unobservable inputs when determining inputs and determining fair value.
The following tables sets forth our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of December 31, 2025	Level 1	Level 2	Total
Money market funds	$40,879	$—	$40,879
U.S. government securities	40,510	—	40,510
Corporate debt securities	—	177,127	177,127
Commercial paper	—	84,753	84,753
U.S. government agency securities	—	12,490	12,490
Certificates of deposit	—	8,701	8,701
	$81,389	$283,071	$364,460

As of December 31, 2024	Level 1	Level 2	Total
Money market funds	$4,890	$—	$4,890
U.S. government securities	74,132	—	74,132
Corporate debt securities	—	123,701	123,701
Commercial paper	—	32,773	32,773
U.S. government agency securities	—	24,411	24,411
Certificates of deposit	—	16,520	16,520
	$79,022	$197,405	$276,427
4. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2025	2024
Accounts receivable	$99,732	$79,632
Allowance for doubtful accounts	(365)	(311)
	$99,367	$79,321
The table below summarizes the changes in allowance for doubtful accounts and product return liability for the periods indicated (in thousands):

	Balance at Beginning of Year	Additions Charged to Expenses or Revenue Net of Recoveries	Write Offs and Returns	Balance at End of Year
Year Ended December 31, 2025:
Allowance for doubtful accounts	$311	$179	$(125)	$365
Product return liability	2,428	220	(1,702)	946
Year Ended December 31, 2024:
Allowance for doubtful accounts	$304	$264	$(257)	$311
Product return liability	2,897	3,212	(3,681)	2,428
Year Ended December 31, 2023:
Allowance for doubtful accounts	$397	$43	$(136)	$304
Product return liability	2,961	4,761	(4,825)	2,897

Inventory consisted of the following (in thousands):

	December 31,
	2025	2024
Components	$2,327	$21,735
Finished goods	131,410	80,992
	$133,737	$102,727
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Supplier deposits	$13,887	$62,620
Prepaid expenses and other current assets	56,458	42,976
	$70,345	$105,596

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Test equipment	$66,750	$57,595
Computer equipment	14,469	14,561
Software	11,499	11,146
Leasehold improvements	4,403	2,173
Furniture and fixtures	1,682	1,268
	98,803	86,743
Accumulated depreciation and amortization	(60,991)	(55,590)
	$37,812	$31,153
Depreciation and amortization expenses were $17.7 million, $19.6 million and $16.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Compensation and related benefits	$44,097	$36,004
Component inventory held by suppliers	9,665	8,855
Customer advances or rebates	5,062	4,882
Professional and consulting fees	4,981	5,385
Fixed assets	4,857	716
Taxes payable	4,744	5,048
Operating leases	2,837	4,303
Insurance	2,285	2,019
Current portion of warranty and retrofit	1,961	5,288
Freight	1,571	1,640
Operations	1,180	1,735
Product returns	946	2,428
Other	7,153	5,864
	$91,339	$84,167
Changes in our accrued warranty and retrofit liability were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$7,287	$8,029	$8,386
Provision for warranty and retrofit charged to cost of revenue	(38)	2,268	3,282
Utilization of reserve	(3,417)	(3,010)	(3,639)
Balance at end of year	$3,832	$7,287	$8,029

5. Commitments and Contingencies
Lease Commitments
We lease office space under non-cancelable operating leases. Certain of our operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases for leases that have commenced consisted of the following as of December 31, 2025 (in thousands):

Year Ending December 31,	Future Minimum Lease Payments
2026	$3,610
2027	3,365
2028	2,835
2029	2,623
2030	2,333
Thereafter	3,616
Total future minimum lease payments	18,382
Less imputed interest	(2,789)
$15,593

As of December 31, 2025, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$2,837
Operating leases	12,756
$15,593
In December 2024, we entered into a new headquarters office lease agreement for 23,000 square feet in San Jose, California. The lease commenced in August 2025 for a term of 90 months. The future minimum lease payments of $8.9 million are included in the table above. We recorded a right-of-use operating lease asset and operating lease liability of $7.0 million in the third quarter of 2025. Our previous lease in San Jose, California expired in October 2025.
The above tables also include future minimum lease payments for our office facilities in Petaluma, California; Plymouth, Minnesota; Richardson, Texas; Bangalore, India; and Nanjing, China, which expire at various dates through 2031.
The weighted average discount rate for our operating leases as of December 31, 2025 was 5.4%. The weighted average remaining lease term as of December 31, 2025 was 5.7 years.
For the years ended December 31, 2025, 2024 and 2023, total rent expense was $4.5 million, $5.1 million and $4.8 million, respectively. Cash paid within operating cash flows for operating leases was $3.9 million for the year ended December 31, 2025 and $4.5 million for each of the years ended December 31, 2024 and 2023.
Purchase Commitments
Our CMs and ODMs place orders for component inventory based upon our build forecasts and pursuant to stated component lead times to ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. We generally do not take ownership of the components held by CMs and ODMs. We place purchase orders with our CMs and ODMs in order to fulfill our monthly finished product inventory requirements. We incur a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the finished goods inventory. As of December 31, 2025 and 2024, we had approximately $317.8 million and $248.7 million, respectively, of outstanding purchase commitments to be delivered by our third-party manufacturers and other vendors such as enterprise software vendors.
Litigation
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not currently a party to any legal proceeding that, if determined adversely to us, in management's opinion, is currently expected to individually or in the aggregate have a material adverse effect on our business, operating results or financial condition taken as a whole.
Indemnifications
From time to time, we enter into contracts that require it to indemnify various parties against claims from third parties. These contracts primarily relate to (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises, (ii) agreements with our officers, directors and certain employees, under which we may be required to indemnify such persons for liabilities arising out of their relationship with us, (iii) contracts under which we may be required to indemnify customers against third-party claims that our product infringes a patent, copyright or other intellectual property right and (iv) agreements under which the we may be required to indemnify the counterparty for certain claims that may be brought against them arising from our acts or omissions with respect to the transactions contemplated by such agreements.
Because any potential obligation associated with these types of contractual provisions are not quantified or stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, we have not been required to make payments under these obligations, and no liabilities have been recorded for these obligations in the accompanying Consolidated Balance Sheets.
6. Stockholders’ Equity
Preferred Stock
The Board of Directors has the authority, without a further vote of the stockholders, to designate and issue up to 5.0 million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of our preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of Calix or other corporate action. Since our initial public offering, the Board of Directors has not designated any rights, preference or powers of any preferred stock, and no shares of preferred stock have been issued.
Common Stock
Holders of our common stock are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors out of legally available funds. No dividends have been declared or paid as of December 31, 2025.
Stock Repurchase Program
We maintain a common stock repurchase program. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases depends on prevailing stock prices, general economic and market conditions, and other considerations consistent with our capital allocation strategy. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. During the year ended December 31, 2025, we purchased 2.5 million shares of common stock for $93.6 million at an average price per share of $37.11. As of December 31, 2025, the remaining authorized balance under this program was $109.3 million. In January 2026, our Board of Directors authorized a $125.0 million increase to this program. In 2026 to date, we repurchased $148.7 million of our common stock.
Equity Incentive Plans
2019 Equity Incentive Award Plan
Employees and consultants of Calix, our subsidiaries and affiliates and our Board of Directors members are eligible to receive awards under the 2019 Equity Incentive Award Plan (the “2019 Plan”). The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock or cash-based awards and dividend equivalents to eligible individuals. Stock options granted under the 2019 Plan are granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Stock options issued under the 2019 Plan generally vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter for a period of an additional three years. The options have a maximum term of ten years. At our 2025 annual meeting of stockholders, the stockholders approved an increase in the number of shares of common stock issuable under the 2019 Plan by 4.0 million shares. As of December 31, 2025, there were 3.7 million shares available for issuance under the 2019 Plan.
In February 2024, PSO awards exercisable for up to an aggregate of 2.4 million shares of common stock were granted to certain of our executives with a grant date exercise price of $34.26 per share and divided into two plans, with the first plan accounting for 75% of the total shares granted and the second plan accounting for 25% of the total shares granted. The actual number of shares earned was contingent upon achievement of annual financial targets for bookings and non-GAAP net operating income for 2024 (collectively, the “2024 Performance Targets”) during the one-year performance period. In January 2025, the Talent and Compensation Committee (“Compensation Committee”) certified the achievement related to the 2024 Performance Targets and determined that 58.9% of shares underlying the PSOs were earned, subject to the on-going service condition, and 41.1% of the shares underlying the PSOs were immediately forfeited. Pursuant to the grant, 25% of the earned PSOs were vested and became exercisable on the first anniversary of the grant date, and the remaining 75% of the shares of common stock will vest and become exercisable in substantially equal quarterly installments over the subsequent three years, subject to the executive’s continued service with Calix through the respective vesting dates. Stock-based compensation expense of $6.8 million and $13.1 million was recognized for the years ended December 31, 2025 and 2024, respectively, related to these awards.
In February 2025, stock option awards exercisable for up to an aggregate of 3.1 million shares of common stock were granted to certain members of our leadership team with a grant date exercise price of $39.68 per share. The actual number of shares earned is contingent upon achievement of annual corporate financial targets for bookings and non-GAAP net operating income for 2025 (collectively, the “2025 Performance Targets”) during the one-year performance period. The stock option awards will vest, subject to certification by the Compensation Committee upon the achievement of the 2025 Performance Targets, as to 25% of the shares of common stock earned on the one year anniversary of the date of grant, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with Calix through the respective vesting dates. If the combined non-GAAP net operating income target and the bookings target are achieved below 50% of target, 50% of the shares would be awarded, and the balance would be forfeited. If the combined target is achieved at the minimum threshold of 50% of target, then 75% of the shares would be awarded, with an increasing percentage of shares awarded above the minimum thresholds up to 100% of the granted shares for each target. Each target result is then weighted by 50% and the combined total determines the percent of target shares. The maximum combined award is 100%.
In May 2025, the Compensation Committee modified a departed executive’s stock options to accelerate vesting and extend the exercise period for outstanding grants. As a result, a charge of $4.9 million was recognized for the year ended December 31, 2025.
In February 2026, the Compensation Committee certified the achievement related to the 2025 Performance Targets and determined that 100% of shares underlying the stock option awards were earned, subject to the on-going service condition. Stock-based compensation expense of $21.5 million was recognized for the year ended December 31, 2025 related to these awards.
The following table summarizes the stock option activity under our equity incentive plans (in thousands, except per share data):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise Price	Life	Intrinsic
	Shares	Per Share	(in years)	Value (1)
Outstanding as of December 31, 2024	12,183	$33.70
Granted	4,210	42.10
Exercised	(2,071)	17.10
Canceled	(1,112)	35.00
Outstanding as of December 31, 2025	13,210	$38.87	6.7	$206,534
Vested and expected to vest as of December 31, 2025	12,826	$38.78	6.6	$202,061
Options vested and exercisable as of December 31, 2025	7,152	$36.34	5.2	$134,242

(1) Amounts represent the difference between the exercise price and the fair market value of common stock at December 31, 2025 of $52.93 per share for all “in-the-money” options outstanding.
During the years ended December 31, 2025, 2024 and 2023, total intrinsic value of stock options exercised was $86.5 million, $9.0 million and $16.7 million, respectively. Cash received from employee stock option exercises in 2025, 2024 and 2023 was $35.4 million, $2.8 million and $5.2 million, respectively.
During the year ended December 31, 2025, 38,000 RSAs, with a one-year vesting period, were granted to our Board of Directors with a grant date fair value of $42.65 per share.
Employee Stock Purchase Plans
We maintain two plans under which employees can purchase our common stock - the ESPP and the non-executive SPMP. In March 2025, our Board of Directors approved amending and restating the Third Amended and Restated 2017 Nonqualified

Employee Stock Purchase Plan as the SPMP, which better describes the nature of the plan whereby when a non-executive employee buys a share, we match it. Our Board of Directors approval included reserving 2.9 million shares of our common stock under each of the purchase component and the matching component of the SPMP, including 1.25 million shares for the matching component subject to stockholder approval, with a corresponding decrease in shares authorized in the ESPP of 2.5 million shares. At our 2025 annual meeting of stockholders, the stockholders approved an increase to the authorized shares to the SPMP of 1.25 million shares of common stock under the matching component, resulting in a corresponding decrease in the shares authorized for issuance under the ESPP of 2.5 million shares. Shares were issued from the SPMP starting with the August 8, 2025 purchase period.
The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation subject to certain Internal Revenue Code limitations. In addition, participants may purchase up to 2,000 shares of common stock in each offering period.
The offering periods under the ESPP are two six-month offering periods from August 15th through February 14th and February 15th through August 14th of each year. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the commencement date and the end date of each six-month offering period. The total shares authorized for issuance under the ESPP is 9.9 million shares. As of December 31, 2025, there were 1.5 million shares available for issuance under the ESPP. During the year ended December 31, 2025, 0.3 million shares were purchased under the ESPP. As of December 31, 2025, unrecognized stock-based compensation expense of $0.4 million related to the ESPP is expected to be recognized over a remaining service period of 0.1 years.
The SPMP allows eligible employees to purchase shares of our common stock through payroll deductions of up to 25% of their eligible recurring compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of our common stock on the last day of such offering period and (b) receive an equal number of shares of our common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The SPMP provides quarterly offering periods from February 8th through May 7th, May 8th through August 7th, August 8th through November 7th and November 8th through February 7th of each year, with a maximum of 0.35 million shares allocated per purchase period.
The maximum number of shares of common stock currently authorized for issuance under the SPMP is 5.8 million shares. As of December 31, 2025, there were 2.8 million shares available for issuance for each of the SPMP purchase and matching components. During the year ended December 31, 2025, 0.9 million shares were purchased and issued. As of December 31, 2025, unrecognized stock-based compensation expense of $12.2 million related to the SPMP is expected to be recognized over a remaining weighted-average service period of 0.8 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cost of revenue	$3,068	$2,933	$2,913
Sales and marketing	30,732	20,810	16,893
Research and development	23,336	19,083	17,000
General and administrative	30,851	27,935	25,965
	$87,987	$70,761	$62,771
Income tax benefits recognized	$9,868	$6,964	$10,993
The following table summarizes the weighted-average grant date fair values of our stock-based awards granted in the periods indicated:

	Years Ended December 31,
	2025	2024	2023
Stock options	$22.86	$17.21	$23.02
ESPP	$13.09	$10.53	$17.96
SPMP	$48.09	$33.66	$42.51
We value employee stock purchase rights under the SPMP at the closing market price of our common stock on the date of grant.

We estimate the fair value of stock options and employee stock purchase right under the ESPP at the grant date using the Black-Scholes option-pricing model. This model requires the use of the following assumptions:
(i)Expected volatility of our common stock – We compute our expected volatility assumption based on a blended volatility (50% historical volatility and 50% implied volatility from traded options on our common stock). The selection of a blended volatility assumption was based upon our assessment that a blended volatility is more representative of our future stock price trend as it weighs the historical volatility with the future implied volatility.
(ii)Expected life of the option award – Represents the weighted-average period that the stock options are expected to remain outstanding. Our computation of expected life utilizes the simplified method in accordance with Staff Accounting Bulletin No. 110 due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The mid-point between the vesting date and the expiration date is used as the expected term under this method.
(iii)Expected dividend yield – The assumption is zero based on our history of not paying dividends and no future expectations of dividend payouts.
(iv)Risk-free interest rate – Based on the U.S. Treasury yield curve in effect at the time of grant with maturities approximating the grant’s expected life.
The following table summarizes the weighted-average assumptions used in estimating the grant-date fair value of stock options and of each employee’s purchase right under the ESPP in the periods indicated:

	Years Ended December 31,
Stock Options	2025	2024	2023
Expected volatility	49%	51%	52%
Expected life (years)	6.1	6.0	6.1
Risk-free interest rate	4.27%	4.27%	4.02%

	Years Ended December 31,
ESPP	2025	2024	2023
Expected volatility	41%	48%	47%
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	4.22%	5.15%	5.31%
In addition, we apply an estimated forfeiture rate to awards granted and record stock-based compensation expense only for those awards that are expected to vest. Forfeiture rates are estimated at the time of grant based on our historical experience. Further, to the extent our actual forfeiture rate is different from our estimate, stock-based compensation is adjusted accordingly.
As of December 31, 2025, unrecognized stock-based compensation expense by award type, net of estimated forfeitures, and their expected weighted-average recognition periods are summarized in the following table (in thousands).

	Stock Option	RSAs	ESPPs
Unrecognized stock-based compensation expense	$86,413	$561	$12,582
Weighted-average amortization period (in years)	2.1	0.4	0.8
We expect to recognize stock-based compensation expense of $55.5 million in 2026, $24.2 million in 2027, $15.8 million in 2028 and $4.1 million in 2029.
Shares Reserved for Future Issuance
As of December 31, 2025, we had common shares reserved for future issuance as follows (in thousands):

Stock options outstanding	13,210
Shares available for future grant under 2019 Plan	3,685
Shares available for future issuance under SPMP	5,574
Shares available for future issuance under ESPP	1,459
23,928
7. Employee Benefit Plan
We sponsor a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, a percentage of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, we may make additional matching contributions on behalf of the participants. We made matching contributions totaling $5.7 million, $5.5 million and $5.2 million in 2025, 2024 and 2023, respectively.
8. Accumulated Other Comprehensive Loss
The table below summarizes the changes in accumulated other comprehensive loss by component:

	Unrealized Gains and Losses on Available-for-Sale Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2023	$1	$(660)	$(659)
Other comprehensive income (loss)	187	(140)	47
Balance as of December 31, 2024	188	(800)	(612)
Other comprehensive income (loss)	343	(139)	204
Balance as of December 31, 2025	$531	$(939)	$(408)
Assets and liabilities of our wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenue and expenses are translated at the monthly average exchanges rates. These translations result in differences called foreign currency translation adjustments. Realized foreign currency transaction gains or losses were not significant during the years ended December 31, 2025, 2024 or 2023 and were recorded in “Other expense, net” in our Consolidated Statements of Comprehensive Income (Loss). Realized gains and losses on sales of available-for-sale marketable securities, if any, are reclassified from accumulated other comprehensive loss to “Other expense, net” in our Consolidated Statements of Comprehensive Income (Loss).
9. Income Taxes
The domestic and foreign components of income before incomes taxes were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Domestic	$25,846	$(36,990)	$30,983
Foreign	8,322	5,344	3,774
	$34,168	$(31,646)	$34,757
Income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$(464)	$3,181	$(2,407)
State	1,773	2,110	6,493
Foreign	2,064	2,779	2,006
Current income tax	3,373	8,070	6,092
Deferred:
Federal	13,573	(8,120)	2,050
State	(166)	(926)	(2,525)
Foreign	(496)	(923)	(185)
Deferred income tax	12,911	(9,969)	(660)
	$16,284	$(1,899)	$5,432

The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows (dollars in thousands):

	December 31, 2025
Provision for income taxes at U.S. federal statutory rate	$7,175	21.0%
U.S. federal tax:
Non-taxable or non-deductible items:
Share-based compensation	8,242	24.1
Executive compensation	666	1.9
Entertainment	517	1.5
Other	70	0.2
Effects of cross-border tax laws	130	0.4
Tax credits:
Research and development tax credit	(3,182)	(9.3)
Foreign tax credit	384	1.1
Changes in unrecognized tax benefits	238	0.7
Other Adjustments	111	0.3
State and local income tax, net of federal benefit (1)	1,091	3.2
Foreign tax effects:
China:
Non-deductible share-based compensation	480	1.4
Other	(190)	(0.5)
India:
Withholding tax on repatriation	457	1.3
Other	44	0.1
Other foreign jurisdictions	51	0.2
	$16,284	47.6%
(1) During the year ended December 31, 2025, state taxes in Florida, Pennsylvania, South Carolina and Texas comprised greater than 50% of the tax effect in this category.

As previously disclosed, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
Impact of state taxes	0.9	2.6
Foreign operations	(4.2)	0.8
R&D tax credits	14.0	(13.5)
U.S. tax impact of foreign operations	(0.4)	(2.4)
Stock-based compensation	(24.3)	8.8
Other permanent items	(1.7)	2.5
Provision to return adjustments	6.4	(9.7)
Valuation allowance	(2.1)	—
Attribute expiration	(0.1)	0.8
Uncertain tax positions	(3.5)	4.7
	6.0%	15.6%

The significant components of our deferred tax assets were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$22,836	$1,405
Tax credit carryforwards	59,049	53,788
Inventory	13,090	14,737
Accruals and reserves	4,618	5,017
Deferred revenue	7,093	9,476
Stock-based compensation	14,122	13,787
Lease liability	3,383	1,445
Capitalized R&D	78,801	110,581
Other	1,254	701
Gross deferred tax assets	204,246	210,937
Valuation allowance	(32,325)	(30,571)
Total deferred tax assets	171,921	180,366
Deferred tax liabilities:
Fixed assets	(3,127)	(1,760)
Right of use assets	(3,159)	(1,006)
Undistributed earnings of foreign subsidiaries	(1,056)	—
Total deferred tax liabilities	(7,342)	(2,766)
	$164,579	$177,600

All deferred taxes, along with any related valuation allowance, are classified in the Consolidated Balance Sheet as long-term.
A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized. At each reporting period, we assess the estimated future realizability of the gross carrying value of our deferred tax assets. Our periodic assessments take into consideration both positive evidence (future profitability projections for example and recent financial performance) and negative evidence (historical financial performance for example) as it relates to evaluating the future recoverability of our deferred tax assets. The valuation allowance increased by $1.8 million from 2024 to 2025. We continue to maintain a valuation allowance of $32.3 million on certain California state deferred tax assets that we believe are not more likely than not to be realized in future periods.
As of December 31, 2025, we had a U.S. federal net operating loss of approximately $96.8 million that does not expire and $41.1 million of state net operating losses which will expire at various dates through 2040 if not utilized. Additionally, we have U.S. federal, California and other state research and development credits of approximately $45.5 million, $55.3 million and $2.6 million as of December 31, 2025, respectively. The U.S. federal research and development credits will expire at various dates through 2045 if not utilized. The California research and development credits have no expiration date. The credits related to other various U.S. states have begun to expire and will continue to expire at various dates through 2040.

Income Taxes Paid
Income taxes paid (net of refunds) were as follows (in thousands):

Year Ended December 31, 2025
Federal	$2,294
States:
Pennsylvania	450
South Carolina	359
Other	1,447
Total state	2,256
Foreign:
China	780
India	1,371
Other	183
Total foreign	2,334
$6,884
Cash taxes paid prior to the adoption of ASU 2023-09 were $5.9 million in 2024 and $11.9 million in 2023.
Uncertain Tax Positions
ASC 740, “Income Taxes,” prescribes a recognition threshold and measurement attribute to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The standard requires us to recognize the financial statement effects of an uncertain tax position when it is more likely than not that such position will be sustained upon audit. We recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively, in our Consolidated Statements of Comprehensive Income (Loss).
Our unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$34,638	$32,449	$29,215
Reduction for tax positions related to prior year	(4)	(121)	(19)
Additions for tax positions related to prior year	275	—	580
Additions for tax positions related to current year	2,389	2,310	2,673
Balance at end of year	$37,298	$34,638	$32,449
As of December 31, 2025 and 2024, we had unrecognized tax benefits of $37.3 million and $34.6 million, respectively, $20.6 million of which would affect our effective tax rate if recognized. Accrued interest or penalties for uncertain tax positions as of December 31, 2025 was not significant.
We file tax returns in the United States and various state jurisdictions, China, India, Ireland and the United Kingdom. The tax years 2000 through 2025 remain open and subject to examination by the appropriate governmental agencies due to tax attribute carryforwards. We are currently under examination in India, and no adjustments have been proposed to date.
In December 2021, the Organization for Economic Cooperation and Development enacted model rules for a new global minimum tax framework (“Pillar Two”), and certain governments in countries which we operate have enacted local Pillar Two legislation, with an effective date from January 1, 2024. We currently do not expect Pillar Two to have a material impact on our financial statements.
In July 2025, President Trump signed the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions affecting businesses. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. Additionally, the OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. The Company has accounted for the effects of the OBBBA in the financial statements for the period ended December 31, 2025, of which the primary impact is a reduction of current tax liabilities and a corresponding reduction in deferred tax assets. The

Company will continue to evaluate the impacts of OBBBA including the potential impacts on future periods and tax planning strategies.
10. Net Income (Loss) Per Common Share
The computation of basic and diluted net income (loss) per common share for the periods indicated was as follows (in thousands, except per share data):

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$17,884	$(29,747)	$29,325
Denominator:
Weighted-average common shares — basic	66,041	65,879	65,980
Effect of dilutive potential common shares	3,264	—	3,340
Weighted-average common shares — diluted	69,305	65,879	69,320

Basic net income (loss) per common share	$0.27	$(0.45)	$0.44
Diluted net income (loss) per common share	$0.26	$(0.45)	$0.42
Potentially dilutive shares excluded, weighted-average	7,059	12,057	4,688
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
Contract assets include amounts recognized as revenue prior to our contractual right to bill the customer and are included in “Prepaid expenses and other current assets” in our Consolidated Balance Sheets. Amounts are billed in accordance with the agreed-upon contractual terms. The balance as of December 31, 2025 was $4.8 million of which we expect to bill 20% of the balance during 2026. The balance as of December 31, 2024 was $2.8 million.
Contract Liability
Deferred revenue was $50.3 million and $47.6 million as of December 31, 2025 and 2024, respectively. The increase in deferred revenue of $2.7 million is primarily driven by cash payments received or due in advance of satisfying our performance obligations partially offset by revenue recognized of $20.1 million that was included in the deferred revenue balance at the beginning of the year.
Revenue allocated to remaining performance obligations (“RPOs”) represents contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods but excludes variable consideration where the monthly invoicing is based on usage or where actual usage exceeds the minimum commitment. RPOs were $385.0 million as of December 31, 2025, and we expect to recognize as revenue 39% of this amount over the next 12 months and a large majority of the remainder over the two years thereafter.
Contract Costs
We capitalize certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of December 31, 2025 and 2024, the unamortized balance of deferred commissions was $20.7 million and $17.9 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the amount of amortization was $11.2 million, $8.9 million and $6.5 million, respectively. There was no impairment loss in relation to the costs capitalized for these respective periods.
Concentration of Customer Risk
No customer accounted for more than 10% of our revenue for the years ended December 31, 2025, 2024 and 2023.
One customer represented 12% of our accounts receivable as of December 31, 2025. Another customer represented 23% of our accounts receivable as of December 31, 2024.

12. Segment Information
We develop, market and sell an appliance-based broadband platform, cloud and managed services, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the unit level. Accordingly, Calix is considered to be in a single reporting segment and operating unit structure. Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented on a company-wide basis, for purposes of allocating resources and evaluating financial performance. The CODM assesses the performance of the single segment and allocates resources based on revenue and measures derived from gross margin and operating income (loss) that is reported in the Consolidated Statements of Comprehensive Income (Loss). In addition, the CODM uses a measure derived from operating expenses in the Consolidated Statements of Comprehensive Income (Loss) to monitor budget versus actual results to determine Calix’s and management’s performance. We do not have intra-entity sales or transfers. The measure of the single segment assets is the consolidated assets in the Consolidated Balance Sheet. The accounting policies of the single segment are the same as described in the significant accounting policies.
Geographic Information:
A summary of revenue disaggregated by geographic region based upon the location of the customers was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$934,829	$764,593	$944,201
Europe	33,419	34,322	54,265
Americas excluding U.S.	25,304	25,583	32,696
Rest of world	6,458	7,020	8,431
	$1,000,010	$831,518	$1,039,593
Our property and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands):

	December 31,
	2025	2024
United States	$33,544	$27,601
China	2,616	2,818
India	1,652	734
	$37,812	$31,153
Selected Financial Information:
The following table presents selected financial information with respect to our single operating segment (in thousands):

	Years Ended December 31,
	2025	2024	2023
Revenue	$1,000,010	$831,518	$1,039,593
Adjusted cost of revenue (1)	(427,718)	(372,177)	(515,633)
Adjusted sales and marketing operating expenses (2)	(217,904)	(197,069)	(197,671)
Adjusted research and development operating expenses (3)	(167,020)	(160,787)	(160,772)
Adjusted general and administrative operating expenses (4)	(77,483)	(70,944)	(71,180)
Other segment items (5)	(88,895)	(73,575)	(68,752)
Interest income and other expenses, net	13,178	11,388	9,172
Income taxes	(16,284)	1,899	(5,432)
Net income (loss)	$17,884	$(29,747)	$29,325

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

(5) Other segment items consisted of stock-based compensation expense, intangible asset amortization and litigation settlement (2023 only).

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, (2013 framework). Based on our evaluation, management has concluded that we maintained effective control over financial reporting as of December 31, 2025 based on the COSO criteria. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information

Insider Trading Agreements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On November 25, 2025, John Durocher, Chief Operating Officer of the Company, adopted a Rule 10b5-1 trading arrangement (the “Durocher 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The Durocher 10b5-1 Plan allows for the contemporaneous exercise of options and sale of up to 216,370 shares of Common Stock, at specific market prices, commencing on or about February 25, 2026, and continuing until all such options are exercised and the underlying shares are sold, or November 25, 2026, whichever comes first.

On November 26, 2025, Kevin Peters, Lead Independent Director of the Board of Directors of the Company, adopted a Rule 10b5-1 trading arrangement (the “Peters 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The Peters 10b5-1 Plan allows for the contemporaneous exercise of options and sale of up to 39,478 shares of Common Stock, at specific market prices, commencing on or about February 25, 2026, and continuing until all such options are exercised and the underlying shares are sold, or November 25, 2027, whichever comes first.

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
Information required by this Item 10 relating to our directors is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors” and “Director Compensation” and in other applicable sections of the Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, or the Proxy Statement, to be filed within 120 days of the end of the fiscal year covered by this Report. Information required by this Item 10 relating to our officers is incorporated by reference to the information set forth under the captions “Executive Officers” and “Executive Compensation” and in other applicable sections of the Proxy Statement. Information regarding our Section 16 reporting compliance is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
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
10.1*
Calix, Inc. 2010 Equity Incentive Award Plan and related documents (filed as Exhibit 10.4 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference)

10.2
Form of Indemnification Agreement made by and between Calix, Inc. and each of its directors, and select executive officers and employees (filed as Exhibit 10.5 to Amendment No. 6 to Calix’s Registration Statement on Form S-1 filed with the SEC on March 8, 2010 (File No. 333-163252) and incorporated by reference)

Exhibit
Number	Description

10.3*
Offer Letter between Calix, Inc. and Carl Russo dated November 1, 2006 (filed as Exhibit 10.8 to Amendment No. 1 to Calix’s Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (File No. 333-163252) and incorporated by reference)

10.4*
Offer Letter by and between Calix, Inc. and Michael Weening dated May 20, 2016 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on August 3, 2016 (File No. 001-34674) and incorporated by reference)

10.5*
Amendment to Letter Agreement dated November 12, 2020 between Calix, Inc. and Michael Weening (filed as Exhibit 10.6 to Calix’s Form 10-K filed with the SEC on February 22, 2021 (File No. 001-34674) and incorporated by reference)

10.6*
Offer Letter between Calix, Inc. and Cory Sindelar dated September 28, 2017 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on August 11, 2017 (File No. 001-34674) and incorporated by reference)

10.7*
Nonstatutory Inducement Stock Option Grant Notice between Calix, Inc. and Cory Sindelar dated October 1, 2017 (filed as Exhibit 10.3 to Calix’s Form 10-Q filed with the SEC on August 11, 2017 (File No. 001-34674) and incorporated by reference)

10.8
Net Lease Agreement by and between Calix, Inc. and Orchard Parkway San Jose, LLC dated March 9, 2018 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on May 5, 2018 (File No. 001-34674) and incorporated by reference)

10.9
First Amendment to Net Lease Agreement by and between Calix, Inc. and Orchard Parkway San Jose, LLC dated November 14, 2018 (filed as Exhibit 10.30 to Calix's Form 10-K filed with the SEC on March 1, 2019 (File No. 001-34674) and incorporated by reference)

10.10
Second Amendment to Net Lease Agreement by and between Calix, Inc. and Orchard Parkway San Jose, LLC dated December 10, 2020 (filed as Exhibit 10.12 to Calix’s Form 10-K filed with the SEC on February 22, 2021 (File No. 001-34674) and incorporated by reference)

10.11*
Calix, Inc. Third Amended and Restated 2019 Equity Incentive Award Plan (incorporated by reference from Appendix A to Calix’s definitive proxy statement on Schedule 14A, filed with the SEC on March 31, 2023 (File No. 001-34674))

10.12*
Calix, Inc. 2019 Equity Incentive Award Plan - Form of Notice of Grant of Stock Option and Option Agreement (filed as Exhibit 10.14 to Calix’s Form 10-K filed with the SEC on February 22, 2021 (File No. 001-34674) and incorporated by reference)

10.13*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended May 16, 2019 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on July 25, 2019 (File No. 001-34674) and incorporated by reference)

10.14*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended May 16, 2019 (filed as Exhibit 10.2 to Calix's Form 10-Q filed with the SEC on July 25, 2019 (File No. 001-34674) and incorporated by reference)

10.15*
Calix, Inc. Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference from Appendix B to Calix's definitive proxy statement on Schedule 14A, filed with the SEC on April 1, 2022 (File No. 001-34674))

10.16*
Calix, Inc. Third Amended and Restated 2017 Nonqualified Employee Stock Purchase Plan (incorporated by reference from Appendix B to Calix's definitive proxy statement on Schedule 14A, filed with the SEC on March 31, 2023 (File No. 001-34674))

10.17*
Calix, Inc. Amended and Restated Executive Change in Control and Severance Plan effective March 26, 2021 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on April 27, 2021 (File No. 001-34674) and incorporated by reference)

10.18*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended February 11, 2021 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on April 27, 2021 (File No. 001-34674) and incorporated by reference)

10.19*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended February 11, 2021 (filed as Exhibit 10.3 to Calix’s Form 10-Q filed with the SEC on July 27, 2021 (File No. 001-34674) and incorporated by reference)

10.20*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended August 11, 2021 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on October 26, 2021 (File No. 001-34674) and incorporated by reference)

10.21*
Second Amendment to Letter Agreement between Calix, Inc. and Michael Weening dated August 11, 2021 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on October 26, 2021 (File No. 001-34674) and incorporated by reference)

10.22*
Promotion Letter between Calix, Inc. and Michael Weening dated September 30, 2022 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on October 25, 2022 (File No. 001-34674) and incorporated by reference)

10.23*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended February 9, 2023 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on July 24, 2023 (File No. 001-34674) and incorporated by reference)

10.24*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended February 9, 2023 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on July 24, 2023 (File No. 001-34674) and incorporated by reference)

10.25
Office Lease Agreement between Calix, Inc. and SR Winchester, LLC dated December 16, 2024 (filed as Exhibit 10.25 to Calix’s Form 10-K filed with the SEC on February 21, 2025 (File No. 001-34674) and incorporated by reference)

10.26*
Calix, Inc. Non-Employee Director Cash Compensation Policy, as amended March 21, 2025 (filed as Exhibit 10.1 to Calix’s Form 10-Q filed with the SEC on April 22, 2025 (File No. 001-34674) and incorporated by reference)

10.27*
Calix, Inc. Non-Employee Director Equity Compensation Policy, as amended March 21, 2025 (filed as Exhibit 10.2 to Calix’s Form 10-Q filed with the SEC on April 22, 2025 (File No. 001-34674) and incorporated by reference)

10.28*	Calix, Inc. Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.3 to Calix’s Form 10-Q filed with the SEC on April 22, 2025 (File No. 001-34674) and incorporated by reference)

Exhibit
Number	Description

19.1	Calix, Inc. Insider Trading Compliance Policy, as amended May 8, 2025
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer of Calix, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Calix, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Calix, Inc. Policy for Recovery of Erroneously Awarded Compensation dated October 2, 2023
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
ITEM 16.    Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calix, Inc. (Registrant)

Dated:	February 20, 2026	By:	/s/ Michael Weening
Michael Weening
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 20, 2026	By:	/s/ Cory Sindelar
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2026.

Signature	Title	Date

/s/ Michael Weening	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2026
Michael Weening

/s/ Cory Sindelar	Chief Financial Officer (Principal Financial Officer)	February 20, 2026
Cory Sindelar

/s/ Carl Russo	Chairman of the Board of Directors	February 20, 2026
Carl Russo

/s/ Kevin Peters	Lead Independent Director	February 20, 2026
Kevin Peters

/s/ Michael Berry	Director	February 20, 2026
Michael Berry

/s/ Christopher Bowick	Director	February 20, 2026
Christopher Bowick

/s/ Kathy Crusco	Director	February 20, 2026
Kathy Crusco

/s/ Kira Makagon	Director	February 20, 2026
Kira Makagon

/s/ Rajatish Mukherjee	Director	February 20, 2026
Rajatish Mukherjee

/s/ Wade Oosterman	Director	February 20, 2026
Wade Oosterman