Form 10-Q
period 2026-03-28
CALIX, INC
filed 2026-04-22
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of April 13, 2026, there were 63,782,299 shares of the Registrant’s common stock, par value $0.025, outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 28, 2026	December 31, 2025
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$54,601	$143,086
Marketable securities	188,688	245,018
Accounts receivable, net	116,772	99,367
Inventory	154,626	133,737
Prepaid expenses and other current assets	72,487	70,345
Total current assets	587,174	691,553
Property and equipment, net	38,998	37,812
Right-of-use operating leases	13,662	14,665
Deferred tax assets	164,719	165,636
Goodwill	116,175	116,175
Other assets	30,680	32,681
	$951,408	$1,058,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,122	$41,523
Accrued liabilities	78,555	91,339
Deferred revenue	30,800	30,386
Total current liabilities	178,477	163,248
Long-term portion of deferred revenue	19,708	19,890
Operating leases	11,860	12,756
Other long-term liabilities	3,386	3,409
Total liabilities	213,431	199,303
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of March 28, 2026 and December 31, 2025	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 64,401 shares issued and outstanding as of March 28, 2026, and 67,120 shares issued and outstanding as of December 31, 2025	1,610	1,678
Additional paid-in capital	1,098,541	1,230,191
Accumulated other comprehensive loss	(1,142)	(408)
Accumulated deficit	(361,032)	(372,242)
Total stockholders’ equity	737,977	859,219
	$951,408	$1,058,522

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025

Revenue:
Appliance	$232,843	$179,743
Software and service	47,141	40,499
Total revenue	279,984	220,242
Cost of revenue:
Appliance	99,136	82,745
Software and service	21,552	14,789
Total cost of revenue	120,688	97,534
Gross profit	159,296	122,708
Operating expenses:
Sales and marketing	63,486	58,059
Research and development	54,646	43,980
General and administrative	28,448	26,750
Total operating expenses	146,580	128,789
Operating income (loss)	12,716	(6,081)
Interest income and other expense, net:
Interest income, net	2,858	3,287
Other expense, net	(342)	(196)
Total interest income and other expense, net	2,516	3,091
Income (loss) before income taxes	15,232	(2,990)
Income taxes	4,022	1,797
Net income (loss)	$11,210	$(4,787)
Net income (loss) per common share:
Basic	$0.17	$(0.07)
Diluted	$0.16	$(0.07)
Weighted-average number of shares used to compute
net income (loss) per common share:
Basic	65,690	66,027
Diluted	68,570	66,027

Net income (loss)	$11,210	$(4,787)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	(600)	171
Foreign currency translation adjustments, net	(134)	96
Total other comprehensive income (loss), net of tax	(734)	267
Comprehensive income (loss)	$10,476	$(4,520)

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	67,120	$1,678	$1,230,191	$(408)	$(372,242)	$859,219
Stock-based compensation	—	—	20,534	—	—	20,534
Issuance of common stock under equity incentive plans, net of forfeitures	609	15	19,984	—	—	19,999
Repurchases of common stock including excise tax	(3,328)	(83)	(172,168)	—	—	(172,251)
Net income	—	—	—	—	11,210	11,210
Other comprehensive loss	—	—	—	(734)	—	(734)
Balance as of March 28, 2026	64,401	$1,610	$1,098,541	$(1,142)	$(361,032)	$737,977

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	66,434	$1,661	$1,170,017	$(612)	$(390,126)	$780,940
Stock-based compensation	—	—	20,103	—	—	20,103
Issuance of common stock under equity incentive plans, net of forfeitures	417	10	10,835	—	—	10,845
Repurchases of common stock including excise tax	(1,156)	(28)	(40,174)	—	—	(40,202)
Net loss	—	—	—	—	(4,787)	(4,787)
Other comprehensive income	—	—	—	267	—	267
Balance as of March 29, 2025	65,695	$1,643	$1,160,781	$(345)	$(394,913)	$767,166

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
Operating activities:
Net income (loss)	$11,210	$(4,787)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	20,605	19,745
Depreciation and amortization	4,376	4,271
Deferred income taxes	1,274	(1,459)
Net accretion of available-for-sale securities	(435)	(1,144)
Changes in operating assets and liabilities:
Accounts receivable, net	(17,405)	3,810
Inventory	(20,889)	1,891
Prepaid expenses and other assets	804	2,808
Accounts payable	26,243	3,486
Accrued liabilities	(10,298)	(14,086)
Deferred revenue	232	3,158
Other long-term liabilities	(1,083)	(481)
Net cash provided by operating activities	14,634	17,212
Investing activities
Purchases of property and equipment	(8,118)	(4,310)
Purchases of marketable securities	(10,038)	(36,856)
Sales of marketable securities	24,621	—
Maturities of marketable securities	41,388	52,154
Net cash provided by investing activities	47,853	10,988
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	19,999	10,845
Repurchases of common stock	(170,869)	(39,974)
Net cash used in financing activities	(150,870)	(29,129)
Effect of exchange rate changes on cash and cash equivalents	(102)	67
Net decrease in cash and cash equivalents	(88,485)	(862)
Cash and cash equivalents at beginning of period	143,086	43,162
Cash and cash equivalents at end of period	$54,601	$42,300

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, including the accounts of Calix, Inc. and its wholly-owned subsidiaries, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. All intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from the audited financial statements at that date.
The results of our operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Our fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first quarter ending on the Saturday closest to March 31st. As a result, we had one less day in the three months ended March 28, 2026 than for the three months ended March 29, 2025. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
Our significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025. Our significant accounting policies did not change during the three months ended March 28, 2026.
Newly Adopted Accounting Standard
We did not adopt any new accounting standards during the three months ended March 28, 2026 that were significant to us.
Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the three months ended March 28, 2026 as compared with the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2025, that are significant or expected to be significant to us.

3. Cash, Cash Equivalents and Marketable Securities
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
Our investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as other expense, net. Realized gains and losses were not significant for the three months ended March 28, 2026 and March 29, 2025.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	March 28, 2026	December 31, 2025
Cash and cash equivalents:
Cash	$42,077	$23,644
Commercial paper	10,121	75,100
Money market funds	2,403	40,879
U.S. government agency securities	—	3,463
Total cash and cash equivalents	54,601	143,086
Marketable securities:
Corporate debt securities	144,625	177,127
U.S. government securities	23,431	40,510
U.S. government agency securities	8,383	9,027
Certificates of deposit	7,021	8,701
Commercial paper	5,228	9,653
Total marketable securities	188,688	245,018
	$243,289	$388,104
The carrying amounts of our money market funds approximate their fair values due to their nature, duration and short maturities. The amortized cost and fair value of marketable securities were as follows (in thousands):

As of March 28, 2026	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
Corporate debt securities	$144,701	$(76)	$144,625
U.S. government securities	23,411	20	23,431
Commercial paper	15,356	(7)	15,349
U.S. government agency securities	8,388	(5)	8,383
Certificates of deposit	7,027	(6)	7,021
	$198,883	$(74)	$198,809

As of December 31, 2025	Amortized Cost	Unrealized Gains, net	Fair Value
Corporate debt securities	$176,572	$555	$177,127
Commercial paper	84,752	1	84,753
U.S. government securities	40,382	128	40,510
U.S. government agency securities	12,465	25	12,490
Certificates of deposit	8,692	9	8,701
	$322,863	$718	$323,581

4. Fair Value Measurements
We measure our cash equivalents and marketable securities at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We utilize the following three-tier value hierarchy, which prioritizes the inputs used in measuring fair value:
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
The following tables sets forth our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of March 28, 2026	Level 1	Level 2	Total
Money market funds	$2,403	$—	$2,403
U.S. government securities	23,431	—	23,431
Corporate debt securities	—	144,625	144,625
Commercial paper	—	15,349	15,349
U.S. government agency securities	—	8,383	8,383
Certificates of deposit	—	7,021	7,021
	$25,834	$175,378	$201,212

As of December 31, 2025	Level 1	Level 2	Total
Money market funds	$40,879	$—	$40,879
U.S. government securities	40,510	—	40,510
Corporate debt securities	—	177,127	177,127
Commercial paper	—	84,753	84,753
U.S. government agency securities	—	12,490	12,490
Certificates of deposit	—	8,701	8,701
	$81,389	$283,071	$364,460
5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	March 28, 2026	December 31, 2025
Accounts receivable	$117,308	$99,732
Allowance for doubtful accounts	(536)	(365)
	$116,772	$99,367
Inventory consisted of the following (in thousands):

	March 28, 2026	December 31, 2025
Components	$5,054	$2,327
Finished goods	149,572	131,410
	$154,626	$133,737

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 28, 2026	December 31, 2025
Supplier deposits	$17,074	$13,887
Prepaid expenses and other current assets	55,413	56,458
	$72,487	$70,345
Property and equipment, net consisted of the following (in thousands):

	March 28, 2026	December 31, 2025
Test equipment	$69,146	$66,750
Computer equipment	14,931	14,469
Software	12,032	11,499
Leasehold improvements	5,449	4,403
Furniture and fixtures	1,693	1,682
Total	103,251	98,803
Accumulated depreciation and amortization	(64,253)	(60,991)
	$38,998	$37,812
Accrued liabilities consisted of the following (in thousands):

	March 28, 2026	December 31, 2025
Compensation and related benefits	$33,238	$44,097
Component inventory held by suppliers	7,728	9,665
Taxes payable	6,666	4,744
Professional and consulting fees	5,936	4,981
Operations	4,288	1,180
Operating leases	2,856	2,837
Customer advances or rebates	2,841	5,062
Insurance	2,041	2,285
Current portion of warranty and retrofit	2,040	1,961
Freight	1,230	1,571
Product returns	751	946
Fixed assets	373	4,857
Other	8,567	7,153
	$78,555	$91,339
Changes in the accrued warranty liability were as follows (in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025
Balance at beginning of period	$3,832	$7,287
Accruals for product warranty	680	(295)
Cost of warranty claims	(788)	(919)
Balance at end of period	$3,724	$6,073

6. Commitments and Contingencies
Lease Commitments
We lease office space under non-cancelable operating leases. Certain of our operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of March 28, 2026 (in thousands):

Period	Future Minimum Lease Payments
Remainder of 2026	$2,779
2027	3,329
2028	2,791
2029	2,572
2030	2,281
Thereafter	3,578
Total future minimum lease payments	17,330
Less imputed interest	(2,614)
$14,716
As of March 28, 2026, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$2,856
Operating leases	11,860
$14,716
We lease our headquarters office space in San Jose, California under a lease agreement that expires in January 2033. The future minimum lease payments under the lease are $8.7 million and are included in the table above.
The weighted average discount rate for our operating leases as of March 28, 2026 was 5.4%. The weighted average remaining lease term as of March 28, 2026 was 5.5 years.
For the three months ended March 28, 2026 and March 29, 2025, rent expense was $1.1 million for each respective period. Cash paid within operating cash flows for operating leases was $0.7 million and $1.2 million for the three months ended March 28, 2026 and March 29, 2025, respectively.
Purchase Commitments
Our contract manufacturers (“CMs”) and original design manufacturers (“ODMs”) place orders for component inventory based upon our build forecasts and pursuant to stated component lead times to ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. We generally do not take ownership of the components held by CMs and ODMs. We place purchase orders with our CMs and ODMs in order to fulfill our monthly finished product inventory requirements. We incur a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the finished goods inventory. As of March 28, 2026 and December 31, 2025, we had approximately $311.5 million and $317.8 million, respectively, of outstanding purchase commitments to be delivered by our third-party manufacturers and other vendors such as enterprise software vendors.
Litigation
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not currently a party to any legal proceeding that, if determined adversely to us, in management’s opinion, is currently expected to individually or in the aggregate have a material adverse effect on our business, operating results or financial condition taken as a whole.
7. Stockholders’ Equity
2019 Equity Incentive Award Plan
Our employees, consultants and members of our Board of Directors are eligible to receive awards under the Fourth Amended and Restated 2019 Equity Incentive Award Plan (the “2019 Plan”). The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), other stock or cash-based awards and dividend equivalents to eligible individuals. As of March 28, 2026, there were 2.6 million shares available for issuance under the 2019 Plan.
In February 2026, 0.7 million PSUs were granted to certain members of our leadership team with a grant date fair value of $52.02 per share. The actual number of PSUs earned is contingent upon achievement of an annual corporate financial target for non-GAAP net income per share for 2026 (collectively, the “2026 Performance Target”) during the one-year performance period. The PSUs will vest, subject to certification by the Compensation Committee of our Board of Directors upon the achievement of the 2026 Performance Target, as to 25% of the shares of common stock earned on the one year anniversary of the date of grant, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with us through the respective vesting dates. If the non-GAAP net income per share target is achieved below 80% of target, no shares would be awarded. If the target is achieved at the minimum threshold of 80% of target, then the shares would be awarded, with an increasing percentage of shares awarded above the minimum thresholds up to 100% of the granted shares. The maximum combined award is 100%. The probability of meeting the performance conditions was assessed to be probable as of March 28, 2026, and stock-based compensation expense of $2.1 million was recognized for the three months ended March 28, 2026.
During the three months ended March 28, 2026, 0.2 million RSUs were granted with a grant date fair value of $52.02 per share. These RSUs generally vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter over an additional three years.
As of March 28, 2026, unrecognized stock-based compensation expense of $33.9 million related to the PSUs and RSUs, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.5 years.
During the three months ended March 28, 2026, stock option awards exercisable for up to an aggregate of 12,000 shares of common stock were granted with a grant date weighted-average exercise price of $53.59 per share. These stock option awards generally vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter over an additional three years.
During the three months ended March 28, 2026, 0.3 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $31.62 per share. As of March 28, 2026, unrecognized stock-based compensation expense of $61.6 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.0 years.
During 2025, 38,000 restricted stock awards, with a one-year vesting period, were granted to our Board of Directors with a grant date fair value of $42.65 per share. As of March 28, 2026, unrecognized stock-based compensation expense of $0.2 million related to restricted stock awards is expected to be recognized over a weighted-average period of 0.1 years.
Employee Stock Purchase Plans
We maintained two plans under which employees can purchase our common stock - the Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the non-executive Stock Purchase and Matching Plan (“SPMP”). Following the February 14, 2026 purchase, the ESPP was discontinued and the maximum payroll contribution limit to the SPMP was increased from 25% to 33%. During the three months ended March 28, 2026, 0.1 million shares were purchased under the ESPP.
The SPMP allows eligible employees to purchase shares of our common stock through payroll deductions of up to 33% of their eligible compensation. Eligible employees have the right to (a) purchase the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of our common stock on the last day of such offering period and (b) receive an equal number of shares of our common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The SPMP provides quarterly offering periods from February 8th through May 7th, May 8th through August 7th, August 8th through November 7th and November 8th through February 7th of each year, with a maximum of 0.35 million shares allocated per purchase period for the combination of the purchase and matching components. As of March 28, 2026, there were 2.7 million shares and 2.6 million shares available for issuance under the SPMP purchase and matching components, respectively. During the three months ended March 28, 2026, 0.2 million shares were purchased and issued. As of March 28, 2026, unrecognized stock-based compensation expense of $16.4 million related to the SPMP is expected to be recognized over a remaining weighted-average service period of 0.9 years.

Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025
Cost of revenue	$895	$780
Sales and marketing	6,649	6,469
Research and development	5,889	5,081
General and administrative	7,172	7,415
	$20,605	$19,745
Income tax benefit recognized	$2,414	$1,494
Stock Repurchase Program
We maintain a common stock repurchase program. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases depends on prevailing stock prices, general economic and market conditions and other considerations consistent with our capital allocation strategy. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. In January 2026, our Board of Directors authorized a $125.0 million increase to this program. During the three months ended March 28, 2026, we purchased 3.3 million shares of common stock for an aggregate purchase price of $170.9 million at an average price per share of $51.34. As of March 28, 2026, the remaining authorized balance under this program was $63.4 million. In April 2026, our Board of Directors authorized a $100.0 million increase to our common stock repurchase program.
8. Revenue from Contracts with Customers
Contract Asset
Contract assets include amounts recognized as revenue prior to our contractual right to bill the customer. Amounts are billed in accordance with the agreed-upon contractual terms. Contract assets were $4.5 million as of March 28, 2026 as compared to $4.8 million as of December 31, 2025, and are included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. We expect to recognize 48% of the March 28, 2026 balance during 2026.
Contract Liability
Deferred revenue was $50.5 million and $50.3 million as of March 28, 2026 and December 31, 2025, respectively. The increase in the deferred revenue balance for the three months ended March 28, 2026 was driven by cash payments received or due in advance of satisfying our performance obligations offset by $11.3 million of revenue recognized that was included in the deferred revenue balance at the beginning of the period.
Remaining performance obligations (“RPOs”) represent contractual commitments that have not yet been fulfilled, which include deferred revenue and amounts that will be invoiced and recognized as revenue in future periods but exclude variable consideration where the monthly invoicing is based on usage or where actual usage exceeds the minimum commitment. RPOs were $376.3 million as of March 28, 2026, and we expect to recognize as revenue 42% of this amount over the next 12 months and nearly all of the remainder over the two years thereafter.
Contract Costs
We capitalize certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of March 28, 2026 and December 31, 2025, the unamortized balance of deferred commissions was $19.5 million and $20.7 million, respectively, and were included in prepaid expenses and other current assets, and other long-term assets on the Condensed Consolidated Balance Sheets. For the three months ended March 28, 2026 the amount of amortization was $3.1 million compared to $2.7 million for the three months ended March 29, 2025. There was no impairment loss in relation to the costs capitalized for these periods.

Concentration of Customer Risk
No customer accounted for more than 10% of our revenue for the three months ended March 28, 2026 and March 29, 2025.
No customer represented 10% of our total receivables as of March 28, 2026 and one customer represented 12% of our total receivables as of December 31, 2025.
9. Segment Information
We develop, market and sell an appliance-based broadband platform, cloud and managed services. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below our unit level. Accordingly, we are a single reporting segment and operating unit structure. Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented on a Company-wide basis, for purposes of allocating resources and evaluating financial performance. The CODM assesses the performance of the single segment and allocates resources based on revenue and measures derived from gross margin and operating loss that is reported in the Condensed Consolidated Statements of Comprehensive Income (Loss). In addition, the CODM uses a measure derived from operating expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) to monitor budget versus actual results to determine the entity’s and management’s performance. We do not have intra-entity sales or transfers. The measure of the single segment assets is the consolidated assets in the Condensed Consolidated Balance Sheet. The accounting policies of the single segment are the same as described in the significant accounting policies.
Geographic Information:
A summary of revenue disaggregated by geographic region based upon the location of the customers was as follows (in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025
United States	$265,345	$211,179
Europe	6,657	2,528
Americas ex U.S.	6,283	5,468
Rest of world	1,699	1,067
	$279,984	$220,242
Our property and equipment, net of accumulated depreciation, was located in the following geographical areas (in thousands):

	March 28, 2026	December 31, 2025
United States	$33,465	$33,544
India	2,814	1,652
China	2,719	2,616
	$38,998	$37,812
Selected Financial Information:
The following table presents selected financial information with respect to our single operating segment (in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025
Revenue	$279,984	$220,242
Adjusted cost of revenue (1)	(119,793)	(96,456)
Adjusted sales and marketing operating expenses (2)	(56,837)	(51,590)
Adjusted research and development operating expenses (3)	(48,757)	(38,899)
Adjusted general and administrative operating expenses (4)	(21,276)	(19,335)
Other segment items (5)	(20,605)	(20,043)
Interest income and other expenses, net	2,516	3,091
Income taxes	(4,022)	(1,797)
Net income (loss)	$11,210	$(4,787)

(1) GAAP cost of revenue adjusted for stock-based compensation and intangible asset amortization (2025 only).
(2) GAAP sales and marketing operating expenses adjusted for stock-based compensation.
(3) GAAP research and development operating expenses adjusted for stock-based compensation.
(4) GAAP general and administrative operating expenses adjusted for stock-based compensation.
(5) Other segment items consisted of stock-based compensation expense and intangible asset amortization (2025 only).
10. Income Taxes
The following table presents income taxes and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 28, 2026	March 29, 2025
Income (loss) before income taxes	$15,232	$(2,990)
Income taxes	$4,022	$1,797
Effective tax rate	26.4%	(60.1)%
Our income taxes for the three months ended March 28, 2026 were determined using an estimated annual effective tax rate adjusted for discrete items that occurred during that period as required under Accounting Standards Codification (“ASC”) 740-270, Accounting for Income Taxes in Interim Periods. We have historically recorded interim provision for income taxes by applying ASC 740-270. For the three months ended March 29, 2025, due to the level of forecasted provision for income taxes relative to the forecasted pre-tax income used in computing the effective tax rate, the effective tax rate was highly sensitive to fluctuations in pre-tax income and did not provide a reasonable estimate for income taxes in the interim period. As such, we computed the provision for income taxes for the three months ended March 29, 2025 using an actual year-to-date tax calculation.
Our effective tax rate for the three months ended March 28, 2026 is different from the statutory federal corporate tax rate of 21% primarily due to state taxes, the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of U.S. federal research tax credits and excess tax benefits from stock-based compensation. Our effective tax rate for the three months ended March 29, 2025 was different from the statutory federal corporate tax rate of 21% primarily due to state taxes, the effect of non-deductible stock-based compensation for executive officers, excess tax expense from stock-based compensation offset by the favorable impact of U.S. federal research tax credits and the U.S. tax impact of foreign operations.
We maintained a valuation allowance of $32.3 million for the three months ended March 28, 2026, compared to $30.6 million for the three months ended March 29, 2025, on certain federal tax credits along with state deferred tax assets that we believe are not more likely than not to be realized in future periods.
We considered scheduled reversals of deferred tax liabilities, historic profitability, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which its deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates, or if we decide to adjust these estimates in the future periods, further adjustments to its valuation allowance may be recorded, which could materially impact our financial position and net income in the period of the adjustment.
In December 2021, the Organization for Economic Cooperation and Development enacted model rules for a new global minimum tax framework (“Pillar Two”), and certain governments in countries which we operate have enacted local Pillar Two legislation, with an effective date from January 1, 2024. We currently do not expect Pillar Two to have a material impact on our financial statements.
In July 2025, President Trump signed the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions affecting businesses. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. Additionally, the OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. We have accounted for the effects of the OBBBA in the financial statements for the period ended March 28, 2026. We will continue to evaluate the impacts of OBBBA including the potential impacts on future periods and tax planning strategies.

11. Net Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 28, 2026	March 29, 2025
Numerator:
Net income (loss)	$11,210	$(4,787)
Denominator:
Weighted-average common shares outstanding used to compute basic net income (loss) per share	65,690	66,027
Effect of dilutive common stock equivalents	2,880	—
Weighted-average common shares outstanding used to compute diluted net income (loss) per share	68,570	66,027
Net income (loss) per common share:
Basic net income (loss) per common share	$0.17	$(0.07)
Diluted net income (loss) per common share	$0.16	$(0.07)
Potentially dilutive shares excluded, weighted average	4,627	13,746
Potentially dilutive shares have been excluded from the computation of diluted net income (loss) per common share when their effect is antidilutive. These antidilutive shares were primarily from stock options.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue or other financial items, any statement of or concerning the following: the plans and objectives of management for future operations, proposed new products or licensing, product development, anticipated customer demand or capital expenditures, anticipated growth and trends in our business and industry, future economic and/or market conditions or performance and assumptions underlying any of the above. In some cases, forward-looking statements can be identified by the use of terminology such as “could,” “may,” “will,” “would,” “expects,” “believes,” “intends,” “plans,” “anticipates,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative thereof or other comparable terminology. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including those identified in the Risk Factors discussed in Part II, Item 1A, of this Quarterly Report on Form 10-Q, as well as in other sections of this report and in our Annual Report on Form 10-K for the year ended December 31, 2025. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
Overview
We develop, market and sell platform, cloud and managed services, which are powered by agentic AI, that enable communication service providers (“CSPs”) providers of all types and sizes to innovate and transform their businesses to focus on delivering outstanding subscriber experiences and become communication experience providers’ (“CXPs”). The platform combines the Calix Agent Workforce™ with intelligent appliances, software, cloud and fully integrated SmartLife™ managed services to enable simplified business models that acquire, retain and grow subscribers and revenue. Calix Customer Success guides service providers through every stage of their transformation journey with expertise across technology, business and market insights. Our partner community extends innovation so customers can grow their businesses across markets at scale. With deep broadband expertise and an end-to-end approach from the datacenters’ access edge to every residential, business and municipal subscriber location, Calix enables any service provider to simplify operations, engagement and service; innovate for their subscribers; and grow value for members, investors and the communities they serve. This focus on subscriber experience allows CXPs to expand their brand through increased subscriber acquisition, loyalty and revenue while reducing their operating costs.
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
Our revenue and potential revenue growth will depend on, among other things, our ability to develop, market and sell our platform and managed services to strategically aligned customers of all types such as managed service providers (“MSPs”), local and competitive exchange carriers, cable multiple system operators (“MSOs”), wireless internet service providers (“WISPs”), fiber overbuilders such as municipalities, electric cooperatives, tribal communities, multiple dwelling units (“MDUs”) and hospitality providers in the U.S. and internationally. Our growth is also highly dependent on the speed and willingness of customers to adopt our platform and managed services.
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

Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue, or that we expect may impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty, incurrence of retrofit costs, amortization of intangibles, allowances for obligations to our suppliers and inventory write-downs. Factors that we expect may impact our cost of revenue in future periods include the same factors in the prior quarter, changes in trade policies and increased memory component prices due to shortages caused by the large scale build out of AI infrastructure. Regarding trade policies, in February 2026, The U.S. Supreme Court ruled that the broad tariffs implemented under International Emergency Economic Powers Act (“IEEPA”) exceeded the administration’s authority and eliminated those tariffs. The impact of the ruling did not have a significant financial impact because the majority of our finished goods are exempt from tariffs. For imported components for domestic manufacturing and certain finished goods, the original tariff increased our cost of revenue but have since abated. We continue to evaluate the actions we may be able to take to mitigate such costs as we monitor and navigate this challenging and dynamic operating environment. In addition, we periodically ship by air versus by ocean to meet delivery commitments to our customers, which is more costly. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
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
Our critical accounting policies and estimates, which are revenue recognition and inventory valuation and supplier purchase commitments, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025. For the three months ended March 28, 2026, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the three months ended March 28, 2026 as compared with the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2025 that are significant or expected to be significant to us.

Results of Operations
Comparison of the Three Months Ended March 28, 2026 and March 29, 2025
Revenue
The following table sets forth our revenue by customer size (dollars in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025	Variance in Dollars	Variance in Percent
Revenue:
Appliance	$232,843	$179,743	$53,100	30%
Software and service	47,141	40,499	6,642	16%
	$279,984	$220,242	$59,742	27%
Our revenue increased by $59.7 million during the three months ended March 28, 2026 compared to the corresponding period in 2025. The increase in appliance revenue was due to the adoption of our platform, cloud and managed services by new customers as we continue to take footprint from legacy box vendors and the continued robust expansion of our appliances within our existing customer base. The increase in software and service revenue is due to our CXP customers adding new subscribers. Our software is sold on a per-subscriber basis. CXPs use our platform, cloud and managed services to deliver better subscriber experiences as evidenced by best-in-class Net Promoter ScoresSM, thereby allowing them to take market share.
For the three months ended March 28, 2026, United States revenue was $265.3 million, or 95% of our revenue, compared to $211.2 million, or 96% of our revenue, for the same period in 2025. International revenue was $14.6 million, or 5% of our revenue, as compared to $9.1 million, or 4% of our revenue, for the same period in 2025. Our primary focus has been, and in the near term will continue to be, the U.S. and Canada given our large, direct sales and marketing presence and the amount of government stimulus being invested into underserved and not-served areas of these countries. With the introduction of our third-generation platform, we will increase our attention on international markets.
No customer accounted for more than 10% of our revenue for the three months ended March 28, 2026 or March 29, 2025.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025	Variance in Dollars	Variance in Percent
Gross profit:
Appliance	$133,707	$96,998	$36,709	38%
Software and service	25,589	25,710	(121)	0%
	$159,296	$122,708	$36,588	30%
Gross margin:
Appliance	57.4%	54.0%	340 bps
Software and service	54.3%	63.5%	(920) bps
	56.9%	55.7%	120 bps
Gross profit increased to $159.3 million for the three months ended March 28, 2026 from $122.7 million from the corresponding period in 2025. This increase was mainly due to the corresponding increase in revenue. Our gross margin increased by 120 basis points for the three months ended March 28, 2026, compared to the corresponding period in 2025, primarily related to the continued growth in our appliance offerings. Our software and service gross margin declined by 920 basis points, which related to the transition from our second-generation platform to our third-generation platform during which time we operated in a dual cloud environment to successfully support customer migrations.
Operating Expenses
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025	Variance in Dollars	Variance in Percent
Sales and marketing expenses	$63,486	$58,059	$5,427	9%
Percent of revenue	23%	26%
Sales and marketing expenses for the three months ended March 28, 2026 increased by $5.4 million compared with the corresponding period in 2025 primarily due to increases in personnel expenses of $4.7 million, mostly related to incentive compensation and increased headcount, outside services of $0.5 million and software expenses of $0.3 million.
For the three months ended March 28, 2026, sales and marketing expenses as a percentage of revenue declined compared to the year ago period due to increased revenue. We expect our investments in sales and marketing will increase in absolute dollars on a year-over-year basis, but decline as a percentage of revenue as we continue to land new customers and expand our platform, cloud and managed services.
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025	Variance in Dollars	Variance in Percent
Research and development expenses	$54,646	$43,980	$10,666	24%
Percent of revenue	20%	20%
Percentage of gross profit	34%	36%
Research and development expenses for the three months ended March 28, 2026 increased by $10.7 million as compared with the corresponding period in 2025 mainly due to increases in personnel expenses of $5.1 million, outside services of $3.7 million, stock-based compensation expense of $0.8 million, depreciation and amortization of $0.8 million and allocated shared services expenses of $0.5 million.
For the three months ended March 28, 2026, research and development expenses as a percentage of gross profit decreased to 34% from 36% due to the increase in revenue and gross margin and we expect our investments in research and development to increase in absolute dollars and as a percentage of gross profit in the short term as we accelerate the development of artificial intelligence (“AI”) functionality and capabilities of our platform, cloud and managed services.
General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025	Variance in Dollars	Variance in Percent
General and administrative expenses	$28,448	$26,750	$1,698	6%
Percent of revenue	10%	12%
General and administrative expenses for the three months ended March 28, 2026 increased by $1.7 million as compared with the corresponding period in 2025 mainly due to increases in personnel expenses of $1.0 million, mostly related to incentive compensation and increased headcount.
For the three months ended March 28, 2026, general and administrative expenses as a percentage of revenue decreased to 10% from 12% due to the increase in revenue. We expect our general and administrative investments to increase in absolute dollars but decline as a percentage of revenue.

Interest and Other Expense, net
The following table sets forth our interest and other expense, net (dollars in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025	Variance in Dollars	Variance in Percent
Interest and other expense, net	$2,516	$3,091	$(575)	(19)%
Percent of revenue	1%	1%
For the three months ended March 28, 2026, interest and other expense, net was down compared with the corresponding period in 2025 due to a lower balance of marketable securities. We repurchased 3.3 million shares of common stock for $170.9 million during the first quarter of 2026.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025	Variance in Dollars	Variance in Percent
Income taxes	$4,022	$1,797	$2,225	124%
Effective tax rate	26.4%	(60.1)%
For the three months ended March 28, 2026, our income tax expense was $4.0 million for an effective tax rate of 26.4%, which differed from the statutory rate of 21% primarily due to state taxes, the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of U.S. federal research tax credits and excess tax benefits from stock-based compensation. The effective tax rate for the three months ended March 28, 2026 is higher than the corresponding period in 2025 primarily due to higher pre-tax earnings with a relatively lower level of non-deductible expenses.
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
Liquidity and Capital Resources
We fund our operations and investing activities from cash flow generated from our operations as well as the issuance of common stock under our equity incentive plans. As of March 28, 2026, we had cash, cash equivalents and marketable securities of $243.3 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government and its agency securities, corporate debt securities and commercial paper.
Operating Activities
Net cash provided by operating activities was $14.6 million for the three months ended March 28, 2026 and consisted of net income of $11.2 million and non-cash charges of $25.8 million partially offset by cash flow decreases of $22.4 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $20.6 million, depreciation and amortization of $4.4 million and deferred income taxes of $1.3 million partially offset by the net accretion of available-for-sale securities of $0.4 million.
Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in inventory of $20.9 million to support increased revenue, an increase in accounts receivable of $17.4 million due to higher revenue and decrease in accrued liabilities of $11.4 million relating to various factors including a decrease in incentive compensation related accruals. This was partially offset by an increase in accounts payable of $26.2 million due to increased inventory purchases and a decrease in prepaid expenses and other assets of $0.8 million.
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
Investing Activity
For the three months ended March 28, 2026, cash provided by investing activities consisted of net maturities and sales of marketable securities of $56.0 million partially offset by capital expenditures of $8.1 million, consisting primarily of purchases of test equipment.
For the three months ended March 29, 2025, cash provided by investing activities of $11.0 million consisted of net purchases of marketable securities of $15.3 million and partially offset by capital expenditures of $4.3 million, consisting primarily of purchases of test and computer equipment.
Financing Activities
Net cash used in financing activities of $150.9 million for the three months ended March 28, 2026 primarily consisted repurchases of our common stock of $170.9 million partially offset by proceeds from the issuance of common stock related to our equity plans of $20.0 million.
Net cash used in financing activities of $29.1 million for the three months ended March 29, 2025 primarily consisted repurchases of our common stock of $40.0 million partially offset by proceeds from the issuance of common stock related to our equity plans of $10.8 million.
Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, normal recurring trade payables, compensation-related and expense accruals and operating leases. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. Furthermore, we have a common stock repurchase program, which had $63.4 million available as of March 28, 2026. Our stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. In April 2026, our Board of Directors authorized a $100.0 million increase to our common stock repurchase program.
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
Contractual Obligations and Commitments
Our principal commitments as of March 28, 2026 consisted of contractual obligations under non-cancelable outstanding purchase obligations and operating lease obligations for office space. The following table summarizes our contractual obligations as of March 28, 2026 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$311,503	$223,716	$80,704	$7,083	$—
Operating lease obligations (2)	17,330	3,623	5,982	4,723	3,002
	$328,833	$227,339	$86,686	$11,806	$3,002
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of March 28, 2026, we had cash, cash equivalents and marketable securities of $243.3 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities because of changes in interest rates.
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
Translation Exposure
Our sales contracts are primarily denominated in USD and, therefore, most of our revenue is not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities with our subsidiaries in China, India, Canada, the United Kingdom and Ireland, whose functional currencies are Chinese Renminbi, or RMB, Indian Rupee, or INR, Canada, or CAD, British Pounds Sterling, or GBP, and Euro, or EUR.
Our operating expenses are incurred primarily in the United States and Canada, in China associated with our research and development operations that are maintained there, in India for our center of excellence and in the United Kingdom for our international sales and marketing activities. Our operating expenses are generally denominated in the functional currencies of our subsidiaries in which the operations are located. The percentages of our operating expenses denominated in the following currencies for the indicated periods were as follows:

	Three Months Ended
	March 28, 2026	March 29, 2025
USD	83%	83%
RMB	6%	6%
INR	5%	4%
CAD	4%	5%
GBP	1%	1%
EUR	1%	1%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, INR, CAD, GBP and EUR, our operating expenses for the first three months of 2026 would have decreased or increased by approximately $2.4 million, or approximately 2%.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 28, 2026 was a net translation loss of $0.1 million. This loss is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive loss.”
Transaction Exposure
We have certain assets and liabilities, primarily accounts receivable and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain assets denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to two months. As of March 28, 2026, we had no forward contracts outstanding. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Condensed Consolidated Statements of Comprehensive Income (Loss). During the three months ended March 28, 2026, the net loss we recognized related to these foreign currency denominated assets and liabilities was approximately $0.3 million.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of March 28, 2026, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
ITEM 1A. Risk Factors
We have identified the following additional risks and uncertainties that may affect our business, financial condition and/or results of operations. The risks described below include any material changes to and supersede the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on February 20, 2026. Investors should carefully consider the risks described below, together with the other information set forth in this Quarterly Report on Form 10-Q, before making any investment decision. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
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
•Failure to obtain or maintain necessary regulatory approvals from the FCC or other governmental agencies, or limitations put on on-going support of certain foreign-produced products, could significantly restrict our ability to offer and maintain certain products in the U.S. market.
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
We are subject to business and operational risks associated with our international operations, including our global supply-chain operations, and our international offices located in Nanjing, China and Bangalore, India as well as dependence upon our international sales operations. In addition, we are exposed to risk arising from our dependence upon third-party development contractors in India. The risks associated with our international operations also include costs of complying with differing and changing laws and regulatory requirements, tariffs, export quotas, custom duties and other trade restrictions; effects of inflation, currency controls and/or fluctuations in currency exchange rates; limited, inadequate or non-existent intellectual property (“IP”) protection; and uncertainties associated with political conflicts and instabilities, variable economic conditions, terrorist attacks or acts of war. Our development operations and activities in China and India involve these and other significant risks, including: local labor conditions and regulations; knowledge transfer related to our technology and exposure to misappropriation of IP or Confidential Information, including information that is proprietary to us, our customers and third parties; heightened exposure to changes in the economic, security, political and pandemic conditions; international trade agreements and U.S. tax provisions that could adversely affect our international operations; complexities of managing development timelines and deliverables from abroad; and differences in local business practices and customs that may not align with our expectations and standards.
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
We sell to broadband service providers and CXPs, including U.S.-based independent operating companies (“IOCs”) which rely significantly upon interstate and intrastate access charges and federal and state subsidies in the form of grants and other funding, such as the Federal Communications Commission’s (“FCC”) Rural Digital Opportunity Fund, the CARES Act Enhanced Alternative Connect America Cost Model, or the American Rescue Plan Act. The FCC and some states may change such payments and subsidies, which could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-supported loan programs or grants, such as U.S. Department of Agriculture’s Rural Utility Service or National Telecommunications and Information Administration’s (“NTAI”) Broadband Equity, Access and Deployment (“BEAD”) program loans and grants, to finance capital spending. These government-supported loan programs and grants generally include conditions such as deployment criteria, domestic preference provisions and other requirements that apply to the project and selected equipment as conditions for funding. For example, the U.S. government passed The Infrastructure Investment Jobs Act, which charged the NTIA with establishing the BEAD Program and ensuring that BEAD-funded infrastructure projects comply with the Buy America Domestic Content Procurement Preference (“Buy America Preference”) of the Build America, Buy America Act (“BABA”). In accordance with BABA, the U.S. Department of Commerce has issued a limited, general applicability, nonavailability waiver of the Buy America Preference to recipients of Federal financial assistance under the NTIA’s BEAD Program. Notwithstanding this waiver, certain of our products will be required to meet BABA domestic content requirements to enable certain customers to qualify for grant funding under the BEAD Program. Any failure of such products to meet BABA domestic content requirements would result in those products being ineligible for purchase and use by certain customers under the BEAD Program, and could result in lost sales, lost business opportunity, breach of warranty claims, and damage to our reputation and customer relationships.
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
The General Data Protection Regulation (“EU GDPR”) adopted by the European Union (“EU”) and the UK General Data Protection Regulation (“UK GDPR”) adopted by the United Kingdom (“UK”) (the EU GDPR and UK GDPR hereinafter referred to as the “GDPR”) and national data protection supplementing laws in these jurisdictions impose specific duties and requirements upon companies that are subject to their provisions and collect, process or control personal data of individuals. Although we currently do not have material operations or business in the EU or the UK, we are in the process of expanding in these jurisdictions, and we have incurred and will continue to incur substantial costs in this respect. Furthermore, the GDPR imposes significant penalties for noncompliance which can amount to the greater of €20 million (for the EU GDPR) or £17.5 million (for the UK GDPR) or 4% of the total worldwide annual turnover of the preceding financial year; thus, any non-compliance with the GDPR could result in a material adverse effect on our business, financial condition and results of operations.
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
Failure to obtain or maintain necessary regulatory approvals from the FCC or other governmental agencies, or limitations put on on-going support of certain foreign-produced products, could significantly restrict our ability to offer and maintain certain products in the U.S. market.
The U.S. regulatory environment for foreign-produced telecommunications equipment is undergoing rapid and significant changes that could restrict our ability to sell or support certain products.
On March 23, 2026, the FCC updated its “Covered List” under Section 2 of the Secure and Trusted Communications Networks Act of 2019 to include consumer-grade routers produced outside of the U.S. This action effectively bars the future importation, sale, or use of these products in the U.S. absent regulatory approval or waiver.
While we primarily market systems to CSPs, there is a risk that regulators may interpret “consumer-grade routers” broadly enough to encompass some of our residential-facing hardware. This would not affect the importation and sale of our current models, which already have the necessary FCC authorizations. However, absent regulatory approval or waivers, we may be restricted from providing critical security patches, firmware updates, or functionality enhancements to the affected hardware products after early 2027.
Our future product roadmap may be impacted unless we can obtain the necessary “Conditional Approvals” from the Department of War (“DoW”) or Department of Homeland Security (“DHS”). Securing such approvals or waivers may require us to disclose sensitive supply chain data to U.S. regulators and implement time-bound U.S. manufacturing or “onshoring” plans, which would likely involve significant capital expenditures and higher unit costs which we may be unable to pass on to customers. Uncertainty regarding our ability to provide long-term support for affected products may cause customers to delay capital spending or transition to competitors perceived as having lower regulatory risk. Our failure to navigate these requirements or secure necessary approvals or waivers could materially and adversely affect our business, financial condition, and results of operations.
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
We have a common stock repurchase program of which $63.4 million was available as of March 28, 2026. Furthermore, our Board of Directors authorized a $100.0 million increase to our common stock repurchase program in April 2026. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with our capital allocation strategy. Stock repurchases could have an impact on our common stock trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.
General Risks
As a public company, we are subject to significant accounting, legal and regulatory requirements; our failure to comply with these requirements may adversely affect our operating results and financial condition.
We are subject to significant accounting, legal and regulatory requirements, including requirements and rules under the Sarbanes-Oxley Act (“SOX”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) among other rules and regulations implemented by the SEC as well as listing requirements of the New York Stock Exchange (“NYSE”). We incur significant accounting, legal and other expenses and must invest substantial time and resources to comply with public company reporting and compliance requirements, including costs to ensure we have adequate internal controls over accounting and financial reporting, proper documentation and testing procedures among other requirements. We cannot be certain that the actions we have taken to implement internal controls over financial reporting will be sufficient. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement, particularly as we enhance, automate and improve functionality of our processes and internal applications. New laws and regulations as well as changes to existing laws and regulations affecting public companies would likely result in increased costs to us as we respond to their requirements. We continue to invest resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expense.
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
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities

We maintain a common stock repurchase program. Our repurchase activity for the three months ended March 28, 2026 was as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	358	$52.13	358	$215,606
February 1 to February 28	2,526	51.47	2,526	85,607
March 1 to March 28	444	49.99	444	63,411
	3,328		3,328
In April 2026, our Board of Directors authorized a $100.0 million increase to our common stock repurchase program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended March 28, 2026, no director or officer of us (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:
On February 17, 2026, Cory Sindelar, Chief Financial Officer of the Company, adopted a Rule 10b5-1 trading arrangement (the “Sindelar 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The Sindelar 10b5-1 Plan allows for the contemporaneous exercise of options and sale of up to 256,000 shares of Common Stock, at specific market prices, commencing on July 1, 2026, and continuing until all such options are exercised and the underlying shares are sold, or May 31, 2027, whichever comes first.
On February 17, 2026, Shane Eleniak, Chief Product Officer of the Company, adopted a Rule 10b5-1 trading arrangement (the “Eleniak 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The Eleniak 10b5-1 Plan allows for the contemporaneous exercise of options and sale of up to 364,000 shares of Common Stock, at specific market prices, commencing on May 19, 2026, and continuing until all such options are exercised and the underlying shares are sold, or October 30, 2026, whichever comes first.
On February 19, 2026, Michael Weening, Director, President and Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading arrangement (the “Weening 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The Weening 10b5-1 Plan allows for the contemporaneous exercise of options and sale of up to 397,100 shares of Common Stock, at specific market prices, commencing on May 21, 2026, and continuing until all such options are exercised and the underlying shares are sold, or February 19, 2027, whichever comes first.

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

CALIX, INC. (Registrant)

Date: April 22, 2026	By:	/s/ Michael Weening
Michael Weening
President and Chief Executive Officer (Principal Executive Officer)

Date: April 22, 2026	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)