Form 10-Q
period 2026-06-27
CALIX, INC
filed 2026-07-21
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of July 13, 2026, there were 62,963,989 shares of the Registrant’s common stock, par value $0.025, outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 27, 2026	December 31, 2025
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$68,914	$143,086
Marketable securities	125,388	245,018
Accounts receivable, net	136,401	99,367
Inventory	180,481	133,737
Prepaid expenses and other current assets	83,856	70,345
Total current assets	595,040	691,553
Property and equipment, net	37,578	37,812
Right-of-use operating leases	12,934	14,665
Deferred tax assets	161,767	165,636
Goodwill	116,175	116,175
Other assets	30,910	32,681
	$954,404	$1,058,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,737	$41,523
Accrued liabilities	81,046	91,339
Deferred revenue	36,473	30,386
Total current liabilities	210,256	163,248
Long-term portion of deferred revenue	19,554	19,890
Operating leases	11,218	12,756
Other long-term liabilities	3,355	3,409
Total liabilities	244,383	199,303
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of June 27, 2026 and December 31, 2025	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 62,964 shares issued and outstanding as of June 27, 2026, and 67,120 shares issued and outstanding as of December 31, 2025	1,574	1,678
Additional paid-in capital	1,053,389	1,230,191
Accumulated other comprehensive loss	(1,021)	(408)
Accumulated deficit	(343,921)	(372,242)
Total stockholders’ equity	710,021	859,219
	$954,404	$1,058,522

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Revenue:
Appliance	$242,783	$198,126	$475,626	$377,869
Software and service	50,546	43,756	97,687	84,255
Total revenue	293,329	241,882	573,313	462,124
Cost of revenue:
Appliance	114,497	90,274	213,633	173,019
Software and service	18,708	15,313	40,260	30,102
Total cost of revenue	133,205	105,587	253,893	203,121
Gross profit	160,124	136,295	319,420	259,003
Operating expenses:
Sales and marketing	62,338	63,653	125,824	121,712
Research and development	52,754	45,787	107,400	89,767
General and administrative	23,183	26,464	51,631	53,214
Total operating expenses	138,275	135,904	284,855	264,693
Operating income (loss)	21,849	391	34,565	(5,690)
Interest income and other income (expense), net:
Interest income	1,950	2,959	4,808	6,246
Other income (expense), net	(204)	77	(546)	(119)
Total interest income and other income (expense), net	1,746	3,036	4,262	6,127
Income before income taxes	23,595	3,427	38,827	437
Income taxes	6,484	3,626	10,506	5,423
Net income (loss)	$17,111	$(199)	$28,321	$(4,986)
Net income (loss) per common share:
Basic	$0.27	$(0.00)	$0.44	$(0.08)
Diluted	$0.26	$(0.00)	$0.42	$(0.08)
Weighted-average number of shares used to compute
net income (loss) per common share:
Basic	63,516	64,525	64,579	65,321
Diluted	65,507	64,525	66,956	65,321

Net income (loss)	$17,111	$(199)	$28,321	$(4,986)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	29	41	(572)	213
Foreign currency translation adjustments, net	92	189	(41)	284
Total other comprehensive income (loss), net of tax	121	230	(613)	497
Comprehensive income (loss)	$17,232	$31	$27,708	$(4,489)

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 28, 2026	64,401	$1,610	$1,098,541	$(1,142)	$(361,032)	$737,977
Stock-based compensation	—	—	16,632	—	—	16,632
Issuance of common stock under equity incentive plans, net of forfeitures	196	5	8,068	—	—	8,073
Repurchases of common stock including excise tax	(1,633)	(41)	(69,852)	—	—	(69,893)
Net income	—	—	—	—	17,111	17,111
Other comprehensive income	—	—	—	121	—	121
Balance as of June 27, 2026	62,964	$1,574	$1,053,389	$(1,021)	$(343,921)	$710,021

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 29, 2025	65,695	$1,643	$1,160,781	$(345)	$(394,913)	$767,166
Stock-based compensation	—	—	25,766	—	—	25,766
Issuance of common stock under equity incentive plans, net of forfeitures	608	15	13,336	—	—	13,351
Repurchases of common stock	(1,009)	(25)	(33,617)	—	—	(33,642)
Net loss	—	—	—	—	(199)	(199)
Other comprehensive income	—	—	—	230	—	230
Balance as of June 28, 2025	65,294	$1,633	$1,166,266	$(115)	$(395,112)	$772,672

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	67,120	$1,678	$1,230,191	$(408)	$(372,242)	$859,219
Stock-based compensation	—	—	37,180	—	—	37,180
Issuance of common stock under equity incentive plans, net of forfeitures	805	21	28,037	—	—	28,058
Repurchases of common stock including excise tax	(4,961)	(125)	(242,019)	—	—	(242,144)
Net income	—	—	—	—	28,321	28,321
Other comprehensive loss	—	—	—	(613)	—	(613)
Balance as of June 27, 2026	62,964	$1,574	$1,053,389	$(1,021)	$(343,921)	$710,021

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	66,434	$1,661	$1,170,017	$(612)	$(390,126)	$780,940
Stock-based compensation	—	—	45,869	—	—	45,869
Issuance of common stock under equity incentive plans, net of forfeitures	1,025	26	24,171	—	—	24,197
Repurchases of common stock	(2,165)	(54)	(73,791)	—	—	(73,845)
Net loss	—	—	—	—	(4,986)	(4,986)
Other comprehensive income	—	—	—	497	—	497
Balance as of June 28, 2025	65,294	$1,633	$1,166,266	$(115)	$(395,112)	$772,672

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 27, 2026	June 28, 2025
Operating activities:
Net income (loss)	$28,321	$(4,986)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	37,295	45,357
Depreciation and amortization	8,788	8,613
Deferred income taxes	4,306	(1,285)
Net accretion of available-for-sale securities	(715)	(2,137)
Changes in operating assets and liabilities:
Accounts receivable, net	(37,034)	16,245
Inventory	(46,744)	(7,795)
Prepaid expenses and other assets	(10,124)	13,752
Accounts payable	50,936	2,284
Accrued liabilities	(7,789)	(10,387)
Deferred revenue	5,751	(1,748)
Other long-term liabilities	(1,845)	(1,320)
Net cash provided by operating activities	31,146	56,593
Investing activities
Purchases of property and equipment	(12,698)	(8,045)
Purchases of marketable securities	(10,141)	(95,116)
Sales of marketable securities	64,244	11,362
Maturities of marketable securities	65,485	117,679
Net cash provided by investing activities	106,890	25,880
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	28,072	24,197
Repurchases of common stock	(240,227)	(73,531)
Net cash used in financing activities	(212,155)	(49,334)
Effect of exchange rate changes on cash and cash equivalents	(53)	237
Net decrease in cash and cash equivalents	(74,172)	33,376
Cash and cash equivalents at beginning of period	143,086	43,162
Cash and cash equivalents at end of period	$68,914	$76,538

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
Our fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first quarter ending on the Saturday closest to March 31st. As a result, we had one less day in the six months ended June 27, 2026 than for the six months ended June 28, 2025. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
Our significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025. Our significant accounting policies did not change during the six months ended June 27, 2026.
Newly Adopted Accounting Standard
We did not adopt any new accounting standards during the six months ended June 27, 2026 that were significant to us.
Recent Accounting Pronouncements Not Yet Adopted
There have been no additional accounting pronouncements or changes in accounting pronouncements during the six months ended June 27, 2026 as compared with the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2025, that are significant or expected to be significant to us.

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
Our investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as other income (expense), net. Realized gains and losses were not significant for the three and six months ended June 27, 2026 and June 28, 2025.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 27, 2026	December 31, 2025
Cash and cash equivalents:
Cash	$55,954	$23,644
Money market funds	11,533	40,879
Commercial paper	1,427	75,100
U.S. government agency securities	—	3,463
Total cash and cash equivalents	68,914	143,086
Marketable securities:
Corporate debt securities	92,789	177,127
U.S. government securities	16,129	40,510
U.S. government agency securities	7,010	9,027
Certificates of deposit	6,196	8,701
Commercial paper	3,264	9,653
Total marketable securities	125,388	245,018
	$194,302	$388,104
The carrying amounts of our money market funds approximate their fair values due to their nature, duration and short maturities. The amortized cost and fair value of marketable securities were as follows (in thousands):

As of June 27, 2026	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
Corporate debt securities	$92,824	$(35)	$92,789
U.S. government securities	16,122	7	16,129
U.S. government agency securities	7,013	(3)	7,010
Certificates of deposit	6,196	—	6,196
Commercial paper	4,694	(3)	4,691
	$126,849	$(34)	$126,815

As of December 31, 2025	Amortized Cost	Unrealized Gains, net	Fair Value
Corporate debt securities	$176,572	$555	$177,127
Commercial paper	84,752	1	84,753
U.S. government securities	40,382	128	40,510
U.S. government agency securities	12,465	25	12,490
Certificates of deposit	8,692	9	8,701
	$322,863	$718	$323,581

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
The following tables sets forth our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of June 27, 2026	Level 1	Level 2	Total
Money market funds	$11,533	$—	$11,533
U.S. government securities	16,129	—	16,129
Corporate debt securities	—	92,789	92,789
U.S. government agency securities	—	7,010	7,010
Certificates of deposit	—	6,196	6,196
Commercial paper	—	4,691	4,691
	$27,662	$110,686	$138,348

As of December 31, 2025	Level 1	Level 2	Total
Money market funds	$40,879	$—	$40,879
U.S. government securities	40,510	—	40,510
Corporate debt securities	—	177,127	177,127
Commercial paper	—	84,753	84,753
U.S. government agency securities	—	12,490	12,490
Certificates of deposit	—	8,701	8,701
	$81,389	$283,071	$364,460
5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	June 27, 2026	December 31, 2025
Accounts receivable	$137,004	$99,732
Allowance for doubtful accounts	(603)	(365)
	$136,401	$99,367
Inventory consisted of the following (in thousands):

	June 27, 2026	December 31, 2025
Components	$10,704	$2,327
Finished goods	169,777	131,410
	$180,481	$133,737

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 27, 2026	December 31, 2025
Supplier deposits	$28,890	$13,887
Prepaid expenses and other current assets	54,966	56,458
	$83,856	$70,345
Property and equipment, net consisted of the following (in thousands):

	June 27, 2026	December 31, 2025
Test equipment	$67,677	$66,750
Computer equipment	15,701	14,469
Software	12,047	11,499
Leasehold improvements	4,906	4,403
Furniture and fixtures	1,921	1,682
Total	102,252	98,803
Accumulated depreciation and amortization	(64,674)	(60,991)
	$37,578	$37,812
Accrued liabilities consisted of the following (in thousands):

	June 27, 2026	December 31, 2025
Compensation and related benefits	$38,740	$44,097
Taxes payable	7,235	4,744
Professional and consulting fees	6,662	4,981
Component inventory held by suppliers	5,912	9,665
Operations	3,429	1,180
Customer advances or rebates	3,049	5,062
Operating leases	2,762	2,837
Current portion of warranty and retrofit	1,995	1,961
Insurance	1,828	2,285
Freight	1,659	1,571
Travel	1,115	439
Fixed assets	297	4,857
Other	6,363	7,660
	$81,046	$91,339
Changes in the accrued warranty liability were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Balance at beginning of period	$3,724	$6,073	$3,832	$7,287
Accruals for product warranty	1,048	(908)	1,728	(1,203)
Cost of warranty claims	(1,213)	(272)	(2,001)	(1,191)
Balance at end of period	$3,559	$4,893	$3,559	$4,893

6. Commitments and Contingencies
Lease Commitments
We lease office space under non-cancelable operating leases. Certain of our operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of June 27, 2026 (in thousands):

Period	Future Minimum Lease Payments
Remainder of 2026	$1,827
2027	3,337
2028	2,793
2029	2,573
2030	2,282
Thereafter	3,578
Total future minimum lease payments	16,390
Less imputed interest	(2,410)
$13,980
As of June 27, 2026, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$2,762
Operating leases	11,218
$13,980
We lease our headquarters office space in San Jose, California under a lease agreement that expires in January 2033. The future minimum lease payments under the lease are $8.4 million and are included in the table above.
The weighted average discount rate for our operating leases as of June 27, 2026 was 5.4%. The weighted average remaining lease term as of June 27, 2026 was 5.4 years.
For both the three and six months ended June 27, 2026 and June 28, 2025, rent expense was $1.1 million and $2.2 million for each respective period. Cash paid within operating cash flows for operating leases was $1.7 million and $2.3 million for the six months ended June 27, 2026 and June 28, 2025, respectively.
Purchase Commitments
Our contract manufacturers (“CMs”) and original design manufacturers (“ODMs”) place orders for component inventory based upon our build forecasts and pursuant to stated component lead times to ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. We generally do not take ownership of the components held by CMs and ODMs. We place purchase orders with our CMs and ODMs in order to fulfill our monthly finished product inventory requirements. We incur a liability when the CMs and ODMs convert the component inventory to a finished product and takes ownership of the finished goods inventory. As of June 27, 2026 and December 31, 2025, we had approximately $338.3 million and $317.8 million, respectively, of outstanding purchase commitments to be delivered by our third-party manufacturers and other vendors such as enterprise software vendors.
Litigation
From time to time, we are involved in various legal proceedings arising from the normal course of business activities.
On May 27, 2026, a putative shareholder class action complaint captioned Noor v. Calix, Inc., et al., Case No. 5:26-cv-04993-PCP (the “Securities Class Action”), was filed in the U.S. District Court for the Northern District of California, naming us and certain of our current officers of the Company as defendants. The lawsuit generally alleges that the defendants made material misrepresentations and/or omissions of material fact relating to our memory component supply and its impact on non-GAAP gross margins, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The putative class action is brought on behalf of persons and entities who purchased or otherwise acquired our securities between January 28, 2026, and April 21, 2026, inclusive, seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees.

It is possible that additional lawsuits will be filed or allegations will be made by stockholders with respect to these same or other matters also naming us and/or our officers and directors as defendants. We intend to vigorously defend against the claims brought by the plaintiffs in each of these matters.
Such lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuit and any other related lawsuits is necessarily uncertain. We could be forced to expend significant resources and may incur substantial legal fees and costs in defending against the pending lawsuits and any other related lawsuits, and we may not prevail. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive, and may detract from the ability to fully focus internal resources on business activities. Additionally, we may not be successful in having any such lawsuits dismissed or settled within the limits of insurance coverage. Given the early stage of this lawsuit and the inherent uncertainty of litigation, we cannot predict how long it may take to resolve the pending lawsuit, or the potential outcome, or possible amount of any damages. As such, we currently are unable to reasonably estimate the possible losses or a range of possible losses that may result from these matters, if any. Expenses associated with the pending lawsuit and any potential related lawsuits could be material to the financial statements if we do not prevail in the defense of such lawsuits, or even if we do prevail.
We are not currently a party to any legal proceeding that, if determined adversely to us, in management’s opinion, is currently expected to individually or in the aggregate have a material adverse effect on our business, operating results or financial condition taken as a whole.
7. Stockholders’ Equity
2019 Equity Incentive Award Plan
Our employees, consultants and members of our Board of Directors are eligible to receive awards under the Fourth Amended and Restated 2019 Equity Incentive Award Plan (the “2019 Plan”). The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), other stock or cash-based awards and dividend equivalents to eligible individuals. As of June 27, 2026, there were 2.6 million shares available for issuance under the 2019 Plan.
In February 2026, 0.7 million PSUs were granted to certain members of our leadership team with a grant date fair value of $52.02 per share. The actual number of PSUs earned is contingent upon achievement of an annual corporate financial target for non-GAAP net income per share for 2026 (collectively, the “2026 Performance Target”) during the one-year performance period. The PSUs will vest, subject to certification by the Compensation Committee of our Board of Directors upon the achievement of the 2026 Performance Target, as to 25% of the shares of common stock earned on the one year anniversary of the date of grant, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with us through the respective vesting dates. If the non-GAAP net income per share target is achieved below 80% of target, no shares would be awarded. If the target is achieved at the minimum threshold of 80% of target, then the shares would be awarded, with an increasing percentage of shares awarded above the minimum thresholds up to 100% of the granted shares. The maximum combined award is 100%. The probability of meeting the minimum threshold was assessed to be probable as of June 27, 2026, and stock-based compensation expense of $1.1 million was recognized for the six months ended June 27, 2026.
During the three months ended June 27, 2026, 0.1 million RSUs were granted with a grant date fair value of $40.26 per share. During the six months ended June 27, 2026, 0.2 million RSUs were granted with a grant date fair value of $49.17 per share. These RSUs generally vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter over an additional three years.
As of June 27, 2026, unrecognized stock-based compensation expense of $12.5 million related to the PSUs and RSUs, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.2 years.
During the three months ended June 27, 2026, stock option awards exercisable for up to an aggregate of 12,000 shares of common stock were granted with a grant date weighted-average exercise price of $49.40 per share. During the six months ended June 27, 2026, stock option awards exercisable for up to an aggregate of 23,000 shares of common stock were granted with a grant date weighted-average exercise price of $51.49 per share. These stock option awards generally vest 25% on the first anniversary of the vesting commencement date and on a yearly basis thereafter over an additional three years.
During the three months ended June 27, 2026, 26,000 shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $18.55 per share. During the six months ended June 27, 2026, 0.3 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $30.52 per share. As of June 27, 2026, unrecognized stock-based compensation expense of $52.5 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plans
Historically, we have maintained two plans under which employees could purchase our common stock - the Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the non-executive Stock Purchase and Matching Plan (“SPMP”). Following the February 14, 2026 ESPP purchase, the ESPP was indefinitely suspended, and the maximum payroll contribution limit to the SPMP was increased from 25% to 33%. During the six months ended June 27, 2026, 0.1 million shares were purchased under the ESPP. At the Company’s 2026 annual meeting of stockholders, the stockholders approved an increase of 0.7 million shares of common stock reserved for issuance under the matching component of the SPMP, which, along with the corresponding increase of 0.7 million shares of common stock reserved for issuance under the purchase component of the SPMP, will go into effect for the three-month purchase period commencing August 8, 2026 and ending on November 7, 2026.
The SPMP allows eligible employees to purchase shares of our common stock through payroll deductions of up to 33% of their eligible compensation. Eligible employees have the right to (a) purchase under the purchase component the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of our common stock on the last day of such offering period and (b) receive under the matching component an equal number of shares of our common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The SPMP provides quarterly offering periods from February 8th through May 7th, May 8th through August 7th, August 8th through November 7th and November 8th through February 7th of each year, with a maximum of 0.35 million shares allocated per purchase period for the combination of the purchase and matching components. As of June 27, 2026, there were 2.5 million shares available for issuance under the both the SPMP purchase and matching components of the SPMP. During the six months ended June 27, 2026, 0.6 million shares were purchased and issued. As of June 27, 2026, unrecognized stock-based compensation expense of $17.8 million related to the SPMP is expected to be recognized over a remaining weighted-average service period of 0.8 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cost of revenue	$634	$764	$1,529	$1,544
Sales and marketing	5,631	11,047	12,280	17,516
Research and development	5,253	5,890	11,142	10,971
General and administrative	5,172	7,912	12,344	15,326
	$16,690	$25,613	$37,295	$45,357
Income tax benefit recognized	$3,564	$3,664	$5,977	$5,157
Stock Repurchase Program
We maintain a common stock repurchase program. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases depends on prevailing stock prices, general economic and market conditions and other considerations consistent with our capital allocation strategy. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. During 2026, our Board of Directors authorized a $225.0 million increase to this program. During the three months ended June 27, 2026, we purchased 1.6 million shares of common stock for an aggregate purchase price of $69.4 million at an average price per share of $42.48. During the six months ended June 27, 2026, we purchased 5.0 million shares of common stock for an aggregate purchase price of $240.2 million at an average price per share of $48.42. As of June 27, 2026, the remaining authorized balance under this program was $94.1 million.
8. Revenue from Contracts with Customers
Contract Asset
Contract assets include amounts recognized as revenue prior to our contractual right to bill the customer. Amounts are billed in accordance with the agreed-upon contractual terms. Contract assets were $4.9 million as of June 27, 2026 as compared to

$4.8 million as of December 31, 2025, and are included in prepaid expenses and other current assets and long-term other assets on the Condensed Consolidated Balance Sheets. We expect to recognize 38% of the June 27, 2026 balance during 2026.
Contract Liability
Deferred revenue was $56.0 million, $50.5 million and $50.3 million as of June 27, 2026, March 28, 2026 and December 31, 2025, respectively. The increase in the deferred revenue balance for the three and six months ended June 27, 2026 was driven by cash payments received or due in advance of satisfying our performance obligations offset by $13.3 million and $18.2 million of revenue recognized that was included in the deferred revenue balance at the beginning of each respective period.
Remaining performance obligations (“RPOs”) represent contractual commitments that have not yet been fulfilled, which include deferred revenue and amounts that will be invoiced and recognized as revenue in future periods but exclude variable consideration where the monthly invoicing is based on usage or where actual usage exceeds the minimum commitment. RPOs were $386.4 million as of June 27, 2026, and we expect to recognize as revenue 42% of this amount over the next 12 months and nearly all of the remainder over the two years thereafter.
Contract Costs
We capitalize certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of June 27, 2026 and December 31, 2025, the unamortized balance of deferred commissions was $19.1 million and $20.7 million, respectively, and were included in prepaid expenses and other current assets, and other long-term assets on the Condensed Consolidated Balance Sheets. For the three and six months ended June 27, 2026 the amount of amortization was $3.2 million and $6.3 million, respectively, compared to $2.7 million and $5.3 million for the three and six months ended June 28, 2025, respectively. There was no impairment loss in relation to the costs capitalized for these periods.
Concentration of Customer Risk
One customer accounted for 12% of our revenue for the three months ended June 27, 2026. No customer accounted for more than 10% of our revenue for the six months ended June 27, 2026 and three and six months ended June 28, 2025.
One customer represented 12% of our total receivables as of June 27, 2026 and another customer represented 12% of our total receivables as of December 31, 2025.
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
Geographic Information:
A summary of revenue disaggregated by geographic region based upon the location of the customers was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
United States	$277,716	$219,039	$543,062	$430,218
Americas ex U.S.	8,218	5,881	14,501	11,349
Europe	4,930	15,565	11,587	18,094
Rest of world	2,465	1,397	4,163	2,463
	$293,329	$241,882	$573,313	$462,124

Our property and equipment, net of accumulated depreciation, was located in the following geographical areas (in thousands):

	June 27, 2026	December 31, 2025
United States	$31,593	$33,544
India	3,006	1,652
China	2,979	2,616
	$37,578	$37,812
Selected Financial Information:
The following table presents selected financial information with respect to our single operating segment (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenue	$293,329	$241,882	$573,313	$462,124
Adjusted cost of revenue (1)	(132,571)	(104,595)	(252,364)	(201,051)
Adjusted sales and marketing operating expenses (2)	(56,707)	(52,606)	(113,544)	(104,196)
Adjusted research and development operating expenses (3)	(47,501)	(39,897)	(96,258)	(78,796)
Adjusted general and administrative operating expenses (4)	(18,011)	(18,552)	(39,287)	(37,888)
Other segment items (5)	(16,690)	(25,841)	(37,295)	(45,883)
Interest income and other expenses, net	1,746	3,036	4,262	6,127
Income taxes	(6,484)	(3,626)	(10,506)	(5,423)
Net income (loss)	$17,111	$(199)	$28,321	$(4,986)
(1) GAAP cost of revenue adjusted for stock-based compensation and intangible asset amortization (2025 only).
(2) GAAP sales and marketing operating expenses adjusted for stock-based compensation.
(3) GAAP research and development operating expenses adjusted for stock-based compensation.
(4) GAAP general and administrative operating expenses adjusted for stock-based compensation.
(5) Other segment items consisted of stock-based compensation expense and intangible asset amortization (2025 only).
10. Income Taxes
The following table presents income taxes and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Income (loss) before income taxes	$23,595	$3,427	$38,827	$437
Income taxes	$6,484	$3,626	$10,506	$5,423
Effective tax rate	27.5%	105.8%	27.1%	1,241.0%
Our income taxes for the three and six months ended June 27, 2026 were determined using an estimated annual effective tax rate adjusted for discrete items that occurred during that period as required under Accounting Standards Codification (“ASC”) 740-270, Accounting for Income Taxes in Interim Periods. We have historically recorded interim provision for income taxes by applying ASC 740-270. For the three and six months ended June 28, 2025, due to the level of forecasted provision for income taxes relative to the forecasted pre-tax income used in computing the effective tax rate, the effective tax rate was highly sensitive to fluctuations in pre-tax income and did not provide a reasonable estimate for income taxes in the interim period. As such, we computed the provision for income taxes for the three and six months ended June 28, 2025 using an actual year-to-date tax calculation.
Our effective tax rate for the three and six months ended June 27, 2026 is different from the statutory federal corporate tax rate of 21% primarily due to state taxes, the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of U.S. federal research tax credits and excess tax benefits from stock-based compensation. Our effective tax rate for the three and six months ended June 28, 2025 was different from the statutory federal corporate tax rate of 21%

primarily due to state taxes, the effect of non-deductible stock-based compensation for executive officers, offset by the favorable impact of U.S. federal research tax credits, excess tax benefits from stock-based compensation and the U.S. tax impact of foreign operations.
We maintained a valuation allowance of $32.3 million for the three and six months ended June 27, 2026, compared to $30.6 million for the three and six months ended June 28, 2025, on certain federal tax credits along with state deferred tax assets that we believe are not more likely than not to be realized in future periods.
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
In July 2025, President Trump signed the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions affecting businesses. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. Additionally, the OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. We have accounted for the effects of the OBBBA in the financial statements for the period ended June 27, 2026. We will continue to evaluate the impacts of OBBBA including the potential impacts on future periods and tax planning strategies.
11. Net Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Numerator:
Net income (loss)	$17,111	$(199)	$28,321	$(4,986)
Denominator:
Weighted-average common shares outstanding used to compute basic net income (loss) per share	63,516	64,525	64,579	65,321
Effect of dilutive common stock equivalents	1,991	—	2,377	—
Weighted-average common shares outstanding used to compute diluted net income (loss) per share	65,507	64,525	66,956	65,321
Net income (loss) per common share:
Basic net income (loss) per common share	$0.27	$(0.00)	$0.44	$(0.08)
Diluted net income (loss) per common share	$0.26	$(0.00)	$0.42	$(0.08)
Potentially dilutive shares excluded, weighted average	7,553	15,086	7,100	14,369
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
Overview
We develop, market and sell platform, cloud and managed services, which are powered by agentic AI, that enable communications service providers (“CSPs”) providers of all types and sizes to innovate and transform their businesses to focus on delivering outstanding subscriber experiences and become communication experience providers’ (“CXPs”). The platform combines the Calix Agent Workforce™ with intelligent appliances, software, cloud and fully integrated SmartLife™ managed services to enable simplified business models that acquire, retain and grow subscribers and revenue. Calix Customer Success guides service providers through every stage of their transformation journey with expertise across technology, business and market insights. Our partner community extends innovation so customers can grow their businesses across markets at scale. With deep broadband expertise and an end-to-end approach from the datacenters’ access edge to every residential, business and municipal subscriber location, Calix enables any service provider to simplify operations, engagement and service; innovate for their subscribers; and grow value for members, investors and the communities they serve. This focus on subscriber experience allows CXPs to expand their brand through increased subscriber acquisition, loyalty and revenue while reducing their operating costs.
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
Revenue fluctuations result from many factors, including, but not limited to: increases or decreases in customer orders for our products and services, global economic and geopolitical events and conditions, including tariffs (and certainty related to the enforceability thereof), trade controls, inflation, economic downturns and market, financial or other factors such as government stimulus or shutdowns that may delay or materially impact customer purchasing decisions, non-availability of products due to supply chain challenges, including component and labor shortages and increasing lead times as well as disruptions as a result of pandemics or natural disasters, contractual terms with customers that result in delayed revenue recognition and varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers have in the past spent less in the first quarter as they are finalizing their annual budgets, and in certain regions, customers are challenged by winter weather conditions that inhibit fiber deployment in outside infrastructure. Our revenue is also dependent upon our customers’ success in growing their subscribers, timing of purchases, capital expenditure plans and decisions to upgrade their networks or adopt new technologies, including adoption of our software and cloud platform solutions, as well as our ability to grow our customer base.

Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue, or that we expect may impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty, incurrence of retrofit costs, amortization of intangibles, allowances for obligations to our suppliers and inventory write-downs. Factors that we expect may impact our cost of revenue in future periods include the same factors in the prior quarter, changes in trade policies and increased memory component prices due to shortages caused by the large scale build out of AI infrastructure. Regarding trade policies, in February 2026, The U.S. Supreme Court ruled that the broad tariffs implemented under International Emergency Economic Powers Act (“IEEPA”) exceeded the administration’s authority and eliminated those tariffs. We did not experience a significant financial impact as a result of the ruling because the majority of our finished goods are exempt from tariffs. For imported components for domestic manufacturing and certain finished goods, the original tariff increased our cost of revenue but have since abated. We continue to evaluate the actions we may be able to take to mitigate such costs as we monitor and navigate this challenging and dynamic operating environment. In addition, we periodically ship by air versus by ocean to meet delivery commitments to our customers, which is more costly. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
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
Our critical accounting policies and estimates, which are revenue recognition and inventory valuation and supplier purchase commitments, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025. For the six months ended June 27, 2026, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the six months ended June 27, 2026 as compared with the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2025 that are significant or expected to be significant to us.

Results of Operations
Comparison of the Three and Six Months Ended June 27, 2026 and June 28, 2025
Revenue
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2026	June 28, 2025	Variance in Dollars	Variance in Percent	June 27, 2026	June 28, 2025	Variance in Dollars	Variance in Percent
Revenue:
Appliance	$242,783	$198,126	$44,657	23%	$475,626	$377,869	97,757	26%
Software and service	50,546	43,756	6,790	16%	97,687	84,255	13,432	16%
	$293,329	$241,882	$51,447	21%	$573,313	$462,124	$111,189	24%
Our revenue increased by $51.4 million and $111.2 million during the three and six months ended June 27, 2026, respectively, compared to the corresponding periods in 2025. The increase in appliance revenue was primarily due to the adoption of our platform, cloud and managed services by new customers as we continue to take footprint from legacy box vendors and the continued robust expansion of our appliances within our existing customer base. The increase in software and service revenue was primarily due to our CXP customers adding new subscribers. Our software is sold on a per-subscriber basis. CXPs use our platform, cloud and managed services to deliver better subscriber experiences as evidenced by best-in-class Net Promoter ScoresSM, thereby allowing them to take market share.
United States revenue was $277.7 million and $543.1 million during the three and six months ended June 27, 2026, respectively, or 95% of our revenue for both periods, compared to $219.0 million and $430.2 million, or 91% and 93% of our revenue, respectively, for the corresponding periods in 2025. International revenue was $15.6 million and $30.3 million during the three and six months ended June 27, 2026, or 5% of our revenue for both periods, as compared to $22.8 million and $31.9 million, or 9% and 7% of our revenue, respectively, for the corresponding periods in 2025. Our primary focus has been, and in the near term is expected to be, the U.S. and Canada given our large, direct sales and marketing presence and the amount of government stimulus being invested into underserved and not-served areas of these countries. However, with the introduction of our third-generation platform, we plan to increase our attention on international markets.
One customer accounted for 12% of our revenue for the three months ended June 27, 2026. No customer accounted for more than 10% of our revenue for the six months ended June 27, 2026 or the three and six months ended June 28, 2025.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2026	June 28, 2025	Variance in Dollars	Variance in Percent	June 27, 2026	June 28, 2025	Variance in Dollars	Variance in Percent
Gross profit:
Appliance	$128,286	$107,852	$20,434	19%	$261,993	$204,850	$57,143	28%
Software and service	31,838	28,443	3,395	12%	$57,427	$54,153	3,274	6%
	$160,124	$136,295	$23,829	17%	$319,420	$259,003	$60,417	23%
Gross margin:
Appliance	52.8%	54.4%	(160) bps		55.1%	54.2%	90 bps
Software and service	63.0%	65.0%	(200) bps		58.8%	64.3%	(550) bps
	54.6%	56.3%	(170) bps		55.7%	56.0%	(30) bps
Gross profit increased to $160.1 million and $319.4 million for the three and six months ended June 27, 2026 from $136.3 million and $259.0 million for the corresponding periods in 2025. This increase was mainly due to the corresponding increase in revenue. Our gross margin decreased by 170 basis points for the three months ended June 27, 2026 compared to the corresponding period in 2025, primarily related to increased component memory costs. Our gross margin decreased by 30 basis points for the six months ended June 27, 2026 compared to the corresponding period in 2025, primarily related to a decline in our software and service gross margin, which declined by 550 basis points due to the transition from our second-generation platform to our third-generation platform where we operated in a dual cloud environment to successfully support customer migrations during a portion of the respective periods.
Operating Expenses

Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2026	June 28, 2025	Variance in Dollars	Variance in Percent	June 27, 2026	June 28, 2025	Variance in Dollars	Variance in Percent
Sales and marketing expenses	$62,338	$63,653	$(1,315)	(2)%	$125,824	$121,712	$4,112	3%
Percent of revenue	21%	26%			22%	26%
Sales and marketing expenses for the three months ended June 27, 2026 decreased by $1.3 million compared with the corresponding period in 2025 primarily due to a decrease in stock-based compensation expense of $5.4 million. This decrease was partially offset by increases in personnel expenses of $1.6 million, mostly related to increased headcount, marketing expenses of $1.4 million, outside services of $0.5 million and software expenses of $0.4 million.
Sales and marketing expenses for the six months ended June 27, 2026 increased by $4.1 million compared with the corresponding period in 2025 primarily due to increases in personnel expenses of $6.2 million, mostly related to incentive compensation and increased headcount, marketing expenses of $1.2 million, outside services of $1.0 million and software expenses of $0.7 million. This increase was partially offset by a decrease in stock-based compensation expense of $5.2 million.
For the three and six months ended June 27, 2026, sales and marketing expenses as a percentage of revenue decreased to 21% from 26% and 22% from 26%, respectively, mainly due to increased revenue. We expect our investments in sales and marketing will increase in absolute dollars on a year-over-year basis, but decline as a percentage of revenue as we continue to land new customers and expand our platform, cloud and managed services.
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2026	June 28, 2025	Variance in Dollars	Variance in Percent	June 27, 2026	June 28, 2025	Variance in Dollars	Variance in Percent
Research and development expenses	$52,754	$45,787	$6,967	15%	$107,400	$89,767	$17,633	20%
Percent of revenue	18%	19%			19%	19%
Percentage of gross profit	33%	34%			34%	35%
Research and development expenses for the three months ended June 27, 2026 increased by $7.0 million as compared with the corresponding period in 2025 mainly due to increases in personnel expenses of $4.3 million mostly related to increased headcount, allocated shared services expenses of $1.0 million, outside services of $0.7 million, depreciation and amortization of $0.7 million and facilities expenses of $0.6 million. This increase was partially offset by a decrease in stock-based compensation expense of $0.6 million.
Research and development expenses for the six months ended June 27, 2026 increased by $17.6 million as compared with the corresponding period in 2025 mainly due to increases in personnel expenses of $9.4 million mostly related to increased headcount, outside services of $4.4 million, allocated shared services expenses of $1.5 million, depreciation and amortization of $1.5 million and facilities expenses of $0.6 million.
For the three and six months ended June 27, 2026, research and development expenses as a percentage of gross profit decreased to 33% from 34% and 34% from 35%, respectively, primarily due to the increase in revenue and gross margin and we expect our investments in research and development to increase in absolute dollars in the short term as we accelerate the development of artificial intelligence (“AI”) functionality and capabilities of our platform, cloud and managed services.

General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2026	June 28, 2025	Variance in Dollars	Variance in Percent	June 27, 2026	June 28, 2025	Variance in Dollars	Variance in Percent
General and administrative expenses	$23,183	$26,464	$(3,281)	(12)%	$51,631	$53,214	$(1,583)	(3)%
Percent of revenue	8%	11%			9%	12%
General and administrative expenses for the three months ended June 27, 2026 decreased by $3.3 million as compared with the corresponding period in 2025 mainly due to decreases in stock-based compensation expense of $2.7 million and allocated shared services expenses of $1.5 million. This decrease was partially offset by an increase in depreciation and amortization of $0.8 million.
General and administrative expenses for the six months ended June 27, 2026 decreased by $1.6 million as compared with the corresponding period in 2025 mainly due to decreases in stock-based compensation expense of $3.0 million and allocated shared services expenses of $2.2 million. These decreases were partially offset by increases in depreciation and amortization of $1.8 million, personnel expenses of $0.6 million, facilities expenses of $0.4 million and software expenses of $0.3 million.
For the three and six months ended June 27, 2026, general and administrative expenses as a percentage of revenue decreased to 8% from 11% and 9% from 12%, respectively, mainly due to the increase in revenue. We expect our general and administrative investments to increase in absolute dollars but decline as a percentage of revenue.
Interest and Other Income (Expense), net
The following table sets forth our interest and other expense, net (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2026	June 28, 2025	Variance in Dollars	Variance in Percent	June 27, 2026	June 28, 2025	Variance in Dollars	Variance in Percent
Interest and other income (expense), net	$1,746	$3,036	$(1,290)	(42)%	$4,262	$6,127	$(1,865)	(30)%
Percent of revenue	1%	1%			1%	1%
For the three and six months ended June 27, 2026, interest and other income (expense), net decreased by $1.3 million and $1.9 million, respectively, as compared with the corresponding periods in 2025 primarily due to a lower balance of marketable securities. We repurchased 5.0 million shares of common stock for $240.2 million using proceeds from the sale of marketable securities during the first half of 2026.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2026	June 28, 2025	Variance in Dollars	Variance in Percent	June 27, 2026	June 28, 2025	Variance in Dollars	Variance in Percent
Income taxes	$6,484	$3,626	$2,858	79%	$10,506	$5,423	$5,083	94%
Effective tax rate	27.5%	105.8%			27.1%	1,241.0%
For the three and six months ended June 27, 2026, our income tax expense was $6.5 million and $10.5 million, respectively, for an effective tax rate of 27.5% and 27.1%, respectively, which differed from the statutory rate of 21% primarily due to state taxes, the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of U.S. federal research tax credits and excess tax benefits from stock-based compensation. The effective tax rate for the three and six months ended June 27, 2026 is lower than the corresponding period in 2025 primarily due higher pre-tax earnings with a relatively similar level of non-deductible expenses, compared to break-even pre-tax results in the corresponding period in 2025.
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

Liquidity and Capital Resources
We fund our operations and investing activities from cash flow generated from our operations as well as the issuance of common stock under our equity incentive plans. As of June 27, 2026, we had cash, cash equivalents and marketable securities of $194.3 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government and its agency securities, corporate debt securities and commercial paper.
Operating Activities
Net cash provided by operating activities was $31.1 million for the six months ended June 27, 2026 and consisted of net income of $28.3 million and non-cash charges of $49.7 million partially offset by cash flow decreases of $46.8 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $37.3 million, depreciation and amortization of $8.8 million and deferred income taxes of $4.3 million partially offset by the net accretion of available-for-sale securities of $0.7 million.
Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in inventory of $46.7 million to support future revenue, an increase in accounts receivable of $37.0 million due to higher revenue, an increase in prepaid expenses and other assets of $10.1 million mainly due to an increase in inventory deposits and a decrease in accrued liabilities of $9.6 million relating to various factors including a decrease in incentive compensation-related accruals. This was partially offset by an increase in accounts payable of $50.9 million due to increased inventory purchases and an increase in deferred revenue of $5.8 million primarily related to an increase in our remaining performance obligations on appliances.
Net cash provided by operating activities was $56.6 million for the six months ended June 28, 2025 and consisted of a net loss of $5.0 million offset by non-cash charges of $50.5 million and cash flow increases of $11.0 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $45.4 million and depreciation and amortization of $8.6 million partially offset by deferred income taxes of $1.3 million and the net accretion of available-for-sale securities of $2.1 million. Cash flow increases resulting from the net change in assets and liabilities primarily consisted of a decrease in accounts receivable of $16.2 million due to the linearity of shipments through the quarter and timing of customer payments, a decrease in prepaid expenses and other assets of $13.8 million mainly due to a reduction in our inventory deposits and an increase in accounts payable of $2.3 million due to the timing of inventory receipts. This was partially offset by an increase in inventory of $7.8 million to support increased revenue, a decrease in accrued liabilities of $11.7 million relating to various factors including a decrease in incentive compensation-related accruals and a decrease in deferred revenue of $1.7 million.
Investing Activity
For the six months ended June 27, 2026, cash provided by investing activities consisted of net maturities and sales of marketable securities of $119.6 million partially offset by capital expenditures of $12.7 million, consisting primarily of purchases of test equipment.
For the six months ended June 28, 2025, cash provided by investing activities of $25.9 million consisted of net maturities and sales of marketable securities of $33.9 million partially offset by capital expenditures of $8.0 million, consisting primarily of purchases of test and computer equipment.
Financing Activities
Net cash used in financing activities of $212.2 million for the six months ended June 27, 2026 primarily consisted repurchases of our common stock of $240.2 million partially offset by proceeds from the issuance of common stock related to our equity plans of $28.1 million.
Net cash used in financing activities of $49.3 million for the six months ended June 28, 2025 primarily consisted repurchases of our common stock of $73.5 million partially offset by proceeds from the issuance of common stock related to our equity plans of $24.2 million.
Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, normal recurring trade payables, compensation-related and expense accruals and operating leases. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. Furthermore, we have a common stock repurchase program, which had $94.1 million available as of June 27, 2026. Our stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. In April 2026, our Board of Directors authorized a $100.0 million increase to our common stock repurchase program.

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
Contractual Obligations and Commitments
Our principal commitments as of June 27, 2026 consisted of contractual obligations under non-cancelable outstanding purchase obligations and operating lease obligations for office space. The following table summarizes our contractual obligations as of June 27, 2026 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$338,300	$260,037	$75,430	$2,833	$—
Operating lease obligations (2)	16,390	3,498	5,885	4,581	2,426
	$354,690	$263,535	$81,315	$7,414	$2,426
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of June 27, 2026, we had cash, cash equivalents and marketable securities of $194.3 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities because of changes in interest rates.
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

	Six Months Ended
	June 27, 2026	June 28, 2025
USD	84%	84%
RMB	6%	6%
INR	5%	4%
CAD	3%	5%
GBP	1%	1%
EUR	1%	0%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, INR, CAD, GBP and EUR, our operating expenses for the first six months of 2026 would have decreased or increased by approximately $4.5 million, or approximately 2%.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 27, 2026 was a net translation loss of $41,000. This loss is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive loss.”
Transaction Exposure
We have certain assets and liabilities, primarily accounts receivable and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain assets denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to two months. As of June 27, 2026, we had no forward contracts outstanding. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Condensed Consolidated Statements of Comprehensive Income (Loss). During the six months ended June 27, 2026, the net loss we recognized related to these foreign currency denominated assets and liabilities was approximately $0.5 million.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of June 27, 2026, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
•We face risks associated with dependence on third-party vendors; component prices volatility and shortages have in the past, currently are, and may in the future adversely affect our gross margin and results of operations; and our mitigation strategies may be of limited or temporary value.
•If we fail to properly develop, invest in, and manage AI Technologies used in our products and services, our business, financial condition, and results of operations could be materially adversely affected.
•The imposition of new duties, tariffs (and uncertainty related to the enforceability thereof), trade barriers and retaliatory countermeasures implemented by the U.S. and other governments and resulting impact on customer demand may have a material adverse effect on our business, financial condition and results of operations.
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
•We have a history of fluctuations in our gross margin and operating results, and we expect continued fluctuations as memory component costs, advance-purchased supply depletion, surcharge recovery, customer and product mix, and cloud costs evolve, which can make it difficult to predict our future performance and could cause the market price of our stock to decline.
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

Government and Regulatory Risks

•Actual or perceived failure to comply with applicable data privacy, security and platform and technology laws, regulations, rules and industry standards and other requirements relating to the processing of personal information could impact our business, operations, and expose us to increased liability.
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
We face risks associated with dependence on third-party vendors; component prices volatility and shortages have in the past, currently are, and may in the future adversely affect our gross margin and results of operations; and our mitigation strategies may be of limited or temporary value.
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
A significant portion of our cost of revenue is driven by memory component pricing, which is subject to significant volatility and has significantly increased recently. Although we have in the past, are currently, and may in the future use advance purchasing and pricing actions, including memory surcharges, to mitigate these impacts, such measures may be only partially effective. As component prices stay at their current level or increase, our gross margin and operating results have in the past, currently are, and may in the future be adversely affected.
Any interruption in the development, supply or distribution of our products, any continued increase in memory or other component costs or any inability to recover increased component costs through surcharges or other pricing actions, have adversely affected and may in the future adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher costs, which have adversely impacted, and may in the future adversely impact, our gross margin and operating results and harm our business.
Particular risks associated with management of our global supply-chain operations include the following:
•Manufacturing constraints, shortages and other disruptions. We do not have internal manufacturing capabilities and we rely solely on a small number of contract manufacturers, or CMs, and original design manufacturers, or ODMs, to manufacture and supply our products. Our business operations and ability to supply our products are highly dependent upon our ability to secure adequate third-party manufacturing capabilities and capacity and to effectively manage those third parties to meet our business needs. Our dependence solely on third-party manufacturers has made us in the past and continues to make us vulnerable to possible supply and capacity constraints and has reduced in the past and continues to reduce our control over manufacturing disruptions due to component availability, extended lead times, delivery schedules, quality, manufacturing yields and increased costs. Some of these risks occur from time to time in our business. If these disruptions and constraints are prolonged, or if these manufacturers do not have the ability or business continuity plans to fulfill their obligations to us, our business could be disrupted. If we cannot effectively manage our vendors or if we fail to invest adequate resources to manage our supply chain operations, our ability to meet customer orders and generate revenue may be negatively impacted. A substantial portion of our manufacturing is done at facilities outside of the U.S., largely in Asia, which presents increased supply risk, including the risk of supply interruptions, delays, shortages or reductions in manufacturing quality or controls. In addition, these supply interruptions, delays and shortages could impair our ability to meet our customer requirements or require us to pay higher prices or incur expedite fees, which would harm our business and negatively impact our gross margin and results of operations. Our international manufacturing also creates risks and uncertainties associated with regulatory changes or government actions such as local business requirements, trade restrictions and tariffs, economic sanctions or related legislation, which may complicate our export and import activities, be disruptive to the operations of our manufacturers and logistics partners or result in higher product and shipping costs and variability of supply. Manufacturing in Asia further heightens our risk of meeting customer delivery requirements as we rely upon third-party logistics companies to transport and import significant volumes of products to the U.S. where we generate a substantial majority of our revenue. These supply chain risks are further increased by periodic shipping backlogs at ports and similar disruptions to transportation infrastructure.
•Limited sources and sole-sourced supply. We are dependent upon sole-source or limited-source suppliers for some key product components such as chipsets, certain of our application-specific integrated circuit processors and memory and resistor components, including certain components sourced solely through suppliers located in China and other Asian countries. Any of these suppliers could stop producing our components, raise the prices they charge us, be subject to higher product tariffs, epidemics or other conditions that disrupt their operations, cease operations or enter into exclusive arrangements with our competitors, consequently affecting our operations and results. For example, the technology industry is currently experiencing significant supply constraints for memory components, driven in part by the reallocation of manufacturing capacity towards the global AI infrastructure build, which constraints may continue for years until new manufacturing capacity is built. These constraints have contributed to elevated and volatile DDR memory and other memory component prices in the past, currently are contributing to elevated and volatile DDR memory and other memory component prices and may do so in the future, as a result, the impact on our gross margin may vary based on inventory timing, supply availability, and the effectiveness of surcharges or other pricing actions. These constraints have resulted in, and are expected to continue to result in, increased costs and extended lead times for the components used in our products. Being dependent upon a limited number of suppliers constrains our ability to mitigate these disruptions in our supply chain, particularly if such disruptions are prolonged. This may adversely affect our ability to obtain components and materials needed to manufacture our products at acceptable prices in a timely fashion, or at all, which would adversely affect our ability to meet scheduled product deliveries to our customers, increase costs and in turn harm our business and results of operations.
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
In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, data privacy concerns, or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
With respect to our products or services that incorporate AI Technologies, including agentic AI, the market for such products and services is rapidly evolving and unproven in many industries, including our own, and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our services or products may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance and consumer perceptions of products and services that incorporate AI Technologies is uncertain. Our failure to successfully develop and commercialize our products or services involving AI Technologies could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve and diversify our product offerings; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments.
Additionally, the regulatory framework for AI Technologies is rapidly evolving. Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and existing laws and regulations may be enjoined in judicial proceedings, interpreted or enforced in ways that would affect the operation of our AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. Additionally, many federal, state and foreign government bodies and agencies have enacted or are currently considering additional laws and regulations governing AI. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot predict the impact future laws, regulations, or standards, or the market perception of their requirements, may have on our business or how we will respond to these laws or regulations.
For example, in the U.S., the regulatory framework for AI Technologies faces significant uncertainty. At the federal level, Congress has yet to enact meaningful AI legislation. Instead, federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration in power. In the absence of AI legislation, states have filled the void by enacting laws regulating different aspects of AI Technologies. For example, California has enacted laws and regulations related to AI safety protocols, reporting and transparency, among other AI-related topics. Numerous other states have enacted, passed or are considering AI-focused legislation, creating a patchwork of state-level governance of AI in the U.S. and a complex compliance challenge. However, the durability of these laws and the potential of additional state-level legislative activity faces uncertainty following President Trump’s December 2025 Executive Order “Ensuring a National Policy Framework for Artificial Intelligence”, which establishes a federal policy favoring a uniform national AI regulatory framework designed to promote innovation and U.S. global competitiveness, and directs federal agencies to identify, challenge, and potentially pre-empt state and local AI laws that are viewed as inconsistent with or burdensome to this national approach. It remains to be seen how agencies will effectuate this directive, and how states will approach AI legislation moving forward.
In Europe, the EU Artificial Intelligence Act (“EU AI Act”) establishes a comprehensive, risk-based governance framework for AI in the European Union (“EU”) market. The majority of the substantive requirements are expected to apply from August 2, 2026, though the European Commission has proposed an extension to December 2, 2027 (such extension is not yet finalized or effective). The EU AI Act applies to companies that develop, use and/or provide AI in the EU, with specific requirements based on the relevant AI use cases. For example, in relation to our use of generative AI, we may be subject to certain disclosure and transparency obligations, with fines up to the greater of €15 million or 3% of global revenue.
In addition, the revised EU Product Liability Directive, to be implemented into EU member state national law by December 2026, extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive, together with developing guidance and/or decisions in this area, will have a material impact on the way AI is regulated in the EU. It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition, antitrust, data privacy and consumer protection laws, may be interpreted or enforced in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, decisions and/or guidance interpreting existing laws, or to adjust our business plans based on changes to how such laws are enforced, including adapting to loosened regulation to remain competitive, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies) or impact our ability to use, procure or commercialize AI Technologies. Such an increase in operating expenses could adversely affect our business, financial condition and results of operations. In addition, if we fail or are perceived to fail to comply with these laws and regulations, we may face lawsuits (including class actions), investigations, enforcement actions, negative reputational impacts, and other penalties that materially impact our business.
The imposition of new duties, tariffs (and uncertainty related to the enforceability thereof), trade barriers and retaliatory countermeasures implemented by the U.S. and other governments and resulting impact on customer demand may have a material adverse effect on our business, financial condition and results of operations.
The implementation of significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, significant new tariffs on goods imported into the U.S.(and uncertainty related to the enforceability thereof), have introduced uncertainty to our business and will increase the cost of our U.S. manufactured products and components sourced outside of the U.S., which will result in an increase to our cost of revenue and may cause a reduction in our gross margin. In response, China announced additional tariffs on U.S. goods and new export control restrictions. The imposition of additional tariffs or other trade barriers by countries outside of the U.S may increase our costs in these markets, and to the extent these increased costs result in increased prices for our customers, the demand for our products may decrease as our customers seek alternative sourcing, making it more difficult for us to sell our products in some markets.
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
We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error and, as a result of malicious code embedded in open-source software, bugs, misconfigurations or exploited vulnerabilities in software or hardware that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services. Threat actors could steal Confidential Information related to our business, products, employees, customers and our customers’ subscribers; hold data ransom; and/or disrupt our systems and services or those of our supply chain partners, vendors, customers or others. We expect cybersecurity attacks and security breaches to accelerate in the future, including sophisticated supply chain attacks. As we and our third-party providers continue to increase our reliance on virtual environments and communications systems and cloud-based solutions to support our work-from-anywhere culture and overall business needs, our exposures to third-party vulnerabilities and security risks also increase. Because threat actors are increasingly sophisticated and aggressive, our efforts may be inadequate to prevent, detect or recover from future attacks due, for example, to the increased use by attackers of tools and techniques (including artificial intelligence) that are specifically designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. In addition, artificial intelligence-enabled products and technologies have enabled threat actors to perpetrate attacks at a speed, scale and complexity that was previously beyond their capabilities. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact on our IT Systems, Confidential Information, or business. We may also experience security breaches that may remain undetected for an extended period.
We and certain of our third-party providers have been subject to cyberattacks and other security incidents, and we expect such attacks and incidents to continue in varying degrees. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Accordingly, while to date no cybersecurity incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. A cyberattack or incident that affects the confidentiality, integrity or availability of our IT Systems or Confidential Information could result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Even if we and our third-party providers allocate, implement and manage reasonable security and data protection measures, we could still experience significant data loss, unauthorized data disclosure or a breach of our IT Systems, products or those of our third-party providers (for example, data centers) that materially impact our business. The continued growth of our cloud-based platform and managed services portfolio and increased reliance on third-party development partners and third-party software and cloud-based solutions increases the likely risks arising from security breaches or data loss. Any data loss or compromise of our systems that collect and process personal information (including personal information of our customers’ subscribers), or third-party data centers where that personal information is stored, could result in loss of confidence in the security of our offerings and loss of customers or customer goodwill. Further, security incidents could subject us to obligations under privacy and data security laws and regulations around the world (including to notify governmental authorities, regulatory bodies and/or affected individuals), lead to liability given the increasing development of such strict laws and regulations, increase the risk of litigation and governmental or regulatory investigation, require us to notify our customers or other counterparties in relation to such incidents, and damage our reputation. Any or all of the foregoing could materially and adversely affect our business, financial condition, operating results and cash flows. Although we maintain insurance that may apply to cybersecurity risks and liabilities, there can be no guarantee that any or all costs or losses incurred in relation to a cyberattack or security incident will be partially or fully insured by our existing policies or that we will be able to procure applicable insurance in the future on economically reasonable terms or at all.
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
In the ordinary course of business, we are subject to legal claims, litigation and regulatory proceedings related to disputes over commercial, securities class action litigation, competition, IP, labor and employment and other matters. Regardless of the merits of any such claims, litigation and regulatory proceedings are inherently uncertain, and can be costly, disruptive to our business and operations, harmful to our reputation and distracting to management. In particular, as a technology company, we are subject to IP claims asserting patent, copyright, trademark and/or other infringement claims that are costly to defend and could limit our ability to use some technologies in the future. The risk of such claims is heightened as we expand our products and services and rely on more technologies, including third-party IP rights that we license and incorporate into our products and services. Third parties from whom we license IP may be unable or unwilling to indemnify us for such claims or offer any other remedy to us. Patent infringement claims may be asserted by patent assertion entities and non-practicing entities (“NPEs”) that do not conduct business as an operating company and hold and own patents only for the purpose of aggressively pursuing royalties through infringement assertions or patent infringement litigation. Further, in our industry, the number of assertions by NPEs has continued to increase due in part to patent sales by operating companies to NPEs and availability of litigation financing. We have received and expect to continue to receive assertions from NPEs and other third parties alleging that we may be infringing their patents or other IP rights; offering licenses to such IP; and/or threatening litigation. If our products are found to infringe, these claims could also result in the suspension of our ability to import, market and sell our products and services, product shipment delays or requirements to modify our products or enter into costly settlements or licensing agreements. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all. Furthermore, we may additionally be financially responsible for claims made against our customers, including costs of litigation and damages awarded, under indemnity obligations which could further negatively impact our results of operations. Protracted litigation could cause us to incur significant defense costs, which would negatively impact our results of operations.
We have a history of fluctuations in our gross margin and operating results, and we expect continued fluctuations as memory component costs, advance-purchased supply depletion, surcharge recovery, customer and product mix, and cloud costs evolve, which can make it difficult to predict our future performance and could cause the market price of our stock to decline.
We have a history of fluctuations in our quarterly and annual gross margin and operating results, including fluctuations due to factors outside of our control. The timing and magnitude of these effects are difficult to predict because component pricing, supplier availability, inventory consumption, customer demand, product mix, and pricing actions may change rapidly and interact in complex ways.

Our gross margin and operating results has in the past and may in the future fluctuate due to component costs, pricing actions, customer and product mix, cloud costs, tariffs and market conditions. The timing and magnitude of these factors are difficult to predict, and prior period results may not be indicative of future performance.
Factors that impact variability of our operating results include our ability to predict our revenue and reduce and control our costs; the level, timing, and effectiveness of advance purchasing of memory and other components; the rate at which advance-purchased inventory is depleted; the level and trajectory of memory and other component market prices, including DDR memory prices; the timing, scope, and effectiveness of memory surcharges and other pricing actions, which have in the past, currently do, and may in the future recover only a portion of increased costs and have not in the past, currently do not and may not in the future generate incremental gross profit; our ability to predict product functions and features desired by our customers, the impact of global economic and geopolitical events and conditions, including tariffs, trade controls, inflation, government shutdowns, market instability and economic downturns, our ability to effectively manage our global supply chain operations, our ability to effectively manage third parties upon whom we depend to conduct our business, our customers’ spending patterns and purchasing decisions, the impact of competition, customer adoption of our products, our ability to manage our legal, contractual and regulatory obligations and liabilities and other risk factors identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in this “Risk Factors” section.
We have implemented memory surcharges with customers to partially offset elevated memory component costs; however, our ability to maintain, expand or increase those surcharges is subject to significant constraints, including customer resistance, the competitive dynamics of our markets and the terms of existing customer contracts and purchase arrangements, any of which may limit our ability to fully recover incremental component costs through pricing actions. Even where customers accept surcharges, the implementation of new or increased surcharges may lag the onset of component cost increases by one or more quarters, creating periods during which we bear elevated costs without corresponding pricing relief and our gross margin is disproportionately compressed relative to the rate at which costs are rising. Further, because surcharge revenue is recognized at cost with no gross profit contribution, surcharges dilute our overall gross margin percentage by adding revenue at zero margin, and any surcharge-related revenue that causes customers to defer, reduce or cancel orders would adversely affect both our revenue and our gross margin simultaneously, further adversely affecting our results of operations.
Our gross margin is further impacted by customer, geographic and product mix; the impact of competition on our prices; our ability to manage our costs associated with components and materials, including memory components; excess and obsolescence; expedite fees and logistics-related activities; cloud platform migration and dual-environment cloud operating costs; contractual commitments; and other product costs.
Our prior gross margin performance, including any record or sequential improvements, may not be indicative of future gross margin and has been in the past and may be in the future affected by the timing of advance-purchased component inventory or other transitory factors. Fluctuations in any single factor, or the combination of multiple factors, may cause our gross margin to decline materially from prior periods, including in periods in which revenue and operating execution otherwise meet expectations.
Fluctuating results make it difficult to predict our future performance and could cause the market price of our stock to decline. We expect to continue to incur significant expenses and cash outlays as we seek to expand our business and operations and target new customer opportunities. Given our growth objectives and the intense competitive pressures we face, our operating expenses may increase at unexpected levels, and we may be unable to maintain positive operating income. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our expectations and guidance are based on assumptions regarding component costs, supply availability, inventory consumption, and pricing actions that are inherently uncertain and subject to change. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the market price of our stock would likely decline.
We are exposed to customer credit risks that could adversely affect our operating results and financial condition.
We generally extend credit terms for sales to our customers which exposes us to credit risk. If we are unable to collect our accounts receivable balances as anticipated, our operating results and financial condition will be harmed. A number of factors contribute to this risk, including our ability to adequately assess a customer’s creditworthiness and financial condition, changes in a customer’s financial condition and/or liquidity, our ability to timely collect our accounts receivable from customers, disagreements with customers on invoiced balances and economic downturns or other unanticipated events impacting a customer’s ability to pay. Furthermore, some of our international customers operate in countries with developing economies, volatile financial markets or currency regulations that impact their ability to make payments in U.S. dollars. While we take measures to pursue collections on our accounts receivable, we have from time to time written down accounts receivable and written off doubtful accounts and may need to do so in future periods. The determination of allowances for doubtful accounts involves significant judgment, and if we underestimate our allowance for doubtful accounts, we will have to make further write-

downs. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur and could harm our cash flow or our financial condition.
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
Geopolitical issues such as armed conflicts, relations between the U.S. and China, tariff and trade policy changes (and uncertainty related to the enforceability thereof) and increasing potential of conflict involving countries in Asia that are critical to our supply-chain operations, such as Taiwan and China, have resulted in increasing global tensions and create uncertainty for global commerce. New or increased tariffs and other changes in U.S. trade policy, including new sanctions, have triggered and may continue to trigger retaliatory actions by affected countries or changes in demand from customers displeased with U.S. tariff and trade policy changes. U.S. executive orders have resulted in tariffs on imports from numerous countries, including China and other Asian countries where our sole-source or limited-source suppliers are located. Consequently, absent policy changes, these actions will increase our cost of revenue. To the extent dissatisfaction with U.S. government policy results in U.S.-based suppliers being disfavored over foreign-based alternatives, it may diminish demand for our products with such customers and cause them to find alternative sourcing or otherwise make it more difficult for us to sell more products to these customers. The imposition of additional tariffs or other trade barriers by countries other than the U.S., including China and other Asian countries, will increase our costs in these markets, and to the extent these increased costs result in increased prices for our customers, we expect the demand for products in these markets to decrease as some of our customers seek alternative sources, making it more difficult for us to sell our products in these markets. In addition, inflation in the U.S. has affected businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn, and our platform and services are perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending. Sustained or worsening of global economic conditions and geopolitical issues may increase our cost of doing business, materially disrupt our supply chain operations, cause our customers to reduce or delay spending and intensify pricing pressures. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, demand for our products, and our business, financial condition and results of operations, could be adversely affected.
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
Although we have not had a greater-than-10%-of-annual revenue customer since 2020, a large portion of our sales has been, and in the future may be, to a limited number of customers. Changes in the broadband service provider market, such as financial difficulties, spending cuts or corporate consolidations that impact purchasing decisions by these customers have and may again negatively impact our revenue, and as a result, revenue from such customers may remain flat or decline. There are no assurances that the demand for our products will remain strong from our key customers, and any decrease or delay in purchases of any of our key customers, particularly if prolonged or sustained, or our inability to grow our sales with them, may have a material negative impact on our revenue and results of operations.
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
Government and Regulatory Risks
Actual or perceived failure to comply with applicable data privacy, security and platform and technology laws, regulations, rules, industry standards, and other requirements related to the processing of personal information could impact our business, operations, and expose us to increased liability.
Government authorities in the U.S. and around the world have implemented and are continuing to implement broader and more stringent laws, rules, regulations, industry standards and other requirements concerning data protection, privacy, security and the processing of personal information, many of which we are subject to. The interpretation, application and amendment of these laws, regulations and other requirements are often uncertain and constantly changing, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data practices or that new laws, regulations and other requirements require us to incur significant costs, implement new processes, or change our processing of information and business operations.
For example, in the U.S., certain states have adopted or modified privacy and security laws and regulations which govern the privacy, processing and protection of personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete and correct their personal information or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have been passed in other states, creating a patchwork of overlapping but different state laws, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the U.S. Many of these laws include restrictions on processing consumer information for targeted advertising, which could negatively affect our marketing cloud products. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. If we are subject to or affected by the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
In 2024, the National Security Division of the U.S. Department of Justice (“DOJ”) issued a new rule—referred to as the “Data Security Program” (“DSP”) to implement Executive Order 14117, aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope and requirements is incorrect, incomplete or misapplied.
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
Complying with new and changing laws could cause us to incur substantial costs in order to market and sell our cloud-based solutions in the U.S. and internationally, deter customers from adopting our cloud-based solutions or require us to redesign our platform in order to meet customer requirements related to such laws. Regulatory actions or claims involving our practices in the collection, storage, processing, use or disclosure of consumer information or other personal data, even if unfounded, could damage our reputation and adversely affect our operating results. The failure or perceived failure to comply with such laws, rules, regulations, industry standards and other requirements relating to data privacy, security or the processing of personal information may result in proceedings or actions against us, by individuals, consumer rights groups, government agencies or others, could cause us to incur significant costs in investigations and defending such claims, or could cause us to incur significant costs in investigations and defending such claims, pay significant damages or fines or be required to make changes to our business if found liable, lose customers and subject us to significant negative publicity and an erosion of trust, all of which could have an adverse effect on our business, results of operations and financial condition.
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
We have a common stock repurchase program of which $94.1 million was available as of June 27, 2026. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with our capital allocation strategy. Stock repurchases could have an impact on our common stock trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.
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
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
We maintain a common stock repurchase program. Our repurchase activity for the three months ended June 27, 2026 was as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 29 to April 30	903	$45.81	903	$122,052
May 1 to May 31	300	39.97	300	110,053
June 1 to June 27	430	37.22	430	94,053
	1,633		1,633
In April 2026, our Board of Directors authorized a $100.0 million increase to our common stock repurchase program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended June 27, 2026, no director or officer of us (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:
Carl Russo, Chairman of the Board of Directors of the Company, is Trustee of The Crescentico Trust U/A DTD 09/06/1999. On April 23, 2026, The Crescentico Trust adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The Rule 10b5-1 trading arrangement allows for the sale of up to 300,000 shares of Common Stock, at market prices, commencing July 2026, and continuing until May 28, 2027.

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

CALIX, INC. (Registrant)

Date: July 21, 2026	By:	/s/ Michael Weening
Michael Weening
President and Chief Executive Officer (Principal Executive Officer)

Date: July 21, 2026	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)