Form 10-Q
period 2026-09-26
CALIX, INC
filed 2026-11-03
CIK 1406666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐   No:  ☒
As of October 15, 2026, there were 61,802,243 shares of the Registrant’s common stock, par value $0.025, outstanding.

CALIX, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements
CALIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 26, 2026	December 31, 2025
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$55,890	$143,086
Marketable securities	98,870	245,018
Accounts receivable, net	127,482	99,367
Inventory	187,865	133,737
Prepaid expenses and other current assets	90,441	70,345
Total current assets	560,548	691,553
Property and equipment, net	35,358	37,812
Right-of-use operating leases	16,324	14,665
Deferred tax assets	156,816	165,636
Goodwill	116,175	116,175
Other assets	33,412	32,681
	$918,633	$1,058,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,631	$41,523
Accrued liabilities	90,587	91,339
Deferred revenue	30,973	30,386
Total current liabilities	184,191	163,248
Long-term portion of deferred revenue	19,032	19,890
Operating leases	14,212	12,756
Other long-term liabilities	3,507	3,409
Total liabilities	220,942	199,303
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.025 par value; 5,000 shares authorized; no shares issued and outstanding as of September 26, 2026 and December 31, 2025	—	—
Common stock, $0.025 par value; 100,000 shares authorized; 61,803 shares issued and outstanding as of September 26, 2026, and 67,120 shares issued and outstanding as of December 31, 2025	1,545	1,678
Additional paid-in capital	1,031,173	1,230,191
Accumulated other comprehensive loss	(1,324)	(408)
Accumulated deficit	(333,703)	(372,242)
Total stockholders’ equity	697,691	859,219
	$918,633	$1,058,522

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Revenue:
Appliance	$249,776	$221,967	$725,402	$599,836
Software and service	51,936	43,470	149,623	127,725
Total revenue	301,712	265,437	875,025	727,561
Cost of revenue:
Appliance	123,459	97,474	337,092	270,493
Software and service	17,484	15,953	57,744	46,055
Total cost of revenue	140,943	113,427	394,836	316,548
Gross profit	160,769	152,010	480,189	411,013
Operating expenses:
Sales and marketing	63,551	60,257	189,375	181,969
Research and development	54,067	47,055	161,467	136,822
General and administrative	26,598	27,293	78,229	80,507
Total operating expenses	144,216	134,605	429,071	399,298
Operating income	16,553	17,405	51,118	11,715
Interest income and other expense, net:
Interest income	1,758	3,264	6,566	9,510
Other expense, net	(248)	(335)	(794)	(454)
Total interest income and other expense, net	1,510	2,929	5,772	9,056
Income before income taxes	18,063	20,334	56,890	20,771
Income taxes	7,845	4,676	18,351	10,099
Net income	$10,218	$15,658	$38,539	$10,672
Net income per common share:
Basic	$0.16	$0.24	$0.60	$0.16
Diluted	$0.16	$0.22	$0.58	$0.15
Weighted-average number of shares used to compute
net income per common share:
Basic	62,751	65,753	63,960	65,771
Diluted	64,447	69,789	66,110	68,973

Net income	$10,218	$15,658	$38,539	$10,672
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities, net	(327)	134	(899)	347
Foreign currency translation adjustments, net	24	(222)	(17)	62
Total other comprehensive income (loss), net of tax	(303)	(88)	(916)	409
Comprehensive income	$9,915	$15,570	$37,623	$11,081

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 27, 2026	62,964	$1,574	$1,053,389	$(1,021)	$(343,921)	$710,021
Stock-based compensation	—	—	20,920	—	—	20,920
Issuance of common stock under equity incentive plans, net of forfeitures	191	5	7,226	—	—	7,231
Repurchases of common stock including excise tax	(1,352)	(34)	(50,362)	—	—	(50,396)
Net income	—	—	—	—	10,218	10,218
Other comprehensive loss	—	—	—	(303)	—	(303)
Balance as of September 26, 2026	61,803	$1,545	$1,031,173	$(1,324)	$(333,703)	$697,691

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 28, 2025	65,294	$1,633	$1,166,266	$(115)	$(395,112)	$772,672
Stock-based compensation	—	—	20,802	—	—	20,802
Issuance of common stock under equity incentive plans, net of forfeitures	1,015	25	16,600	—	—	16,625
Repurchases of common stock	(59)	(1)	(3,162)	—	—	(3,163)
Net income	—	—	—	—	15,658	15,658
Other comprehensive loss	—	—	—	(88)	—	(88)
Balance as of September 27, 2025	66,250	$1,657	$1,200,506	$(203)	$(379,454)	$822,506

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	67,120	$1,678	$1,230,191	$(408)	$(372,242)	$859,219
Stock-based compensation	—	—	58,087	—	—	58,087
Issuance of common stock under equity incentive plans, net of forfeitures	996	25	35,277	—	—	35,302
Repurchases of common stock including excise tax	(6,313)	(158)	(292,382)	—	—	(292,540)
Net income	—	—	—	—	38,539	38,539
Other comprehensive loss	—	—	—	(916)	—	(916)
Balance as of September 26, 2026	61,803	$1,545	$1,031,173	$(1,324)	$(333,703)	$697,691

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	66,434	$1,661	$1,170,017	$(612)	$(390,126)	$780,940
Stock-based compensation	—	—	66,672	—	—	66,672
Issuance of common stock under equity incentive plans, net of forfeitures	2,041	52	40,771	—	—	40,823
Repurchases of common stock	(2,225)	(56)	(76,954)	—	—	(77,010)
Net income	—	—	—	—	10,672	10,672
Other comprehensive income	—	—	—	409	—	409
Balance as of September 27, 2025	66,250	$1,657	$1,200,506	$(203)	$(379,454)	$822,506

See accompanying notes to condensed consolidated financial statements.

CALIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 26, 2026	September 27, 2025
Operating activities:
Net income	$38,539	$10,672
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	58,274	65,976
Depreciation and amortization	13,247	13,310
Deferred income taxes	9,361	8,778
Net accretion of available-for-sale securities	(906)	(3,001)
Changes in operating assets and liabilities:
Accounts receivable, net	(28,115)	(8,144)
Inventory	(54,128)	(5,255)
Prepaid expenses and other assets	(22,659)	11,297
Accounts payable	21,107	(71)
Accrued liabilities	1,698	(5,936)
Deferred revenue	(271)	(3,702)
Other long-term liabilities	1,301	4,983
Net cash provided by operating activities	37,448	88,907
Investing activities
Purchases of property and equipment	(15,572)	(13,670)
Purchases of marketable securities	(31,749)	(166,936)
Sales of marketable securities	81,314	11,362
Maturities of marketable securities	96,301	168,350
Net cash provided by (used in) investing activities	130,294	(894)
Financing activities:
Proceeds from common stock issuances related to employee benefit plans	35,302	40,821
Repurchases of common stock	(290,227)	(77,010)
Net cash used in financing activities	(254,925)	(36,189)
Effect of exchange rate changes on cash and cash equivalents	(13)	26
Net increase (decrease) in cash and cash equivalents	(87,196)	51,850
Cash and cash equivalents at beginning of period	143,086	43,162
Cash and cash equivalents at end of period	$55,890	$95,012

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
Our fiscal year begins on January 1st and ends on December 31st. Quarterly periods are based on a 4-4-5 calendar with the first quarter ending on the Saturday closest to March 31st. As a result, we had one less day in the nine months ended September 26, 2026 than for the nine months ended September 27, 2025. The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Significant Accounting Policies
Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Our significant accounting policies have not changed during the nine months ended September 26, 2026. We have not adopted any new accounting standards during the nine months ended September 26, 2026 that were significant to us. There have been no additional accounting pronouncements or changes in accounting pronouncements during the nine months ended September 26, 2026 as compared with the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2025, that are significant or expected to be significant to us.

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
Our investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity until realized. Realized gains and losses on sales of marketable securities, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as other income (expense), net. Realized gains and losses were not significant for the three and nine months ended September 26, 2026 and September 27, 2025.
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 26, 2026	December 31, 2025
Cash and cash equivalents:
Cash	$39,313	$23,644
Money market funds	12,363	40,879
Commercial paper	4,214	75,100
U.S. government agency securities	—	3,463
Total cash and cash equivalents	55,890	143,086
Marketable securities:
Corporate debt securities	82,384	177,127
U.S. government securities	8,811	40,510
U.S. government agency securities	5,026	9,027
Certificates of deposit	2,649	8,701
Commercial paper	—	9,653
Total marketable securities	98,870	245,018
	$154,760	$388,104
The carrying amounts of our money market funds approximate their fair values due to their nature, duration and short maturities. The amortized cost and fair value of marketable securities were as follows (in thousands):

As of September 26, 2026	Amortized Cost	Unrealized Losses, Net	Fair Value
Corporate debt securities	$82,814	$(430)	$82,384
U.S. government securities	8,830	(19)	8,811
U.S. government agency securities	5,035	(9)	5,026
Commercial paper	4,216	(2)	4,214
Certificates of deposit	2,657	(8)	2,649
	$103,552	$(468)	$103,084

As of December 31, 2025	Amortized Cost	Unrealized Gains, Net	Fair Value
Corporate debt securities	$176,572	$555	$177,127
Commercial paper	84,752	1	84,753
U.S. government securities	40,382	128	40,510
U.S. government agency securities	12,465	25	12,490
Certificates of deposit	8,692	9	8,701
	$322,863	$718	$323,581

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
The following tables set forth our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

As of September 26, 2026	Level 1	Level 2	Total
Money market funds	$12,363	$—	$12,363
U.S. government securities	8,811	—	8,811
Corporate debt securities	—	82,384	82,384
U.S. government agency securities	—	5,026	5,026
Commercial paper	—	4,214	4,214
Certificates of deposit	—	2,649	2,649
	$21,174	$94,273	$115,447

As of December 31, 2025	Level 1	Level 2	Total
Money market funds	$40,879	$—	$40,879
U.S. government securities	40,510	—	40,510
Corporate debt securities	—	177,127	177,127
Commercial paper	—	84,753	84,753
U.S. government agency securities	—	12,490	12,490
Certificates of deposit	—	8,701	8,701
	$81,389	$283,071	$364,460
5. Balance Sheet Details
Accounts receivable, net consisted of the following (in thousands):

	September 26, 2026	December 31, 2025
Accounts receivable	$128,051	$99,732
Allowance for doubtful accounts	(569)	(365)
	$127,482	$99,367
Inventory consisted of the following (in thousands):

	September 26, 2026	December 31, 2025
Components	$9,708	$2,327
Finished goods	178,157	131,410
	$187,865	$133,737

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 26, 2026	December 31, 2025
Supplier deposits	$36,121	$13,887
Prepaid expenses and other current assets	54,320	56,458
	$90,441	$70,345
Property and equipment, net consisted of the following (in thousands):

	September 26, 2026	December 31, 2025
Test equipment	$68,242	$66,750
Computer equipment	16,055	14,469
Software	12,386	11,499
Leasehold improvements	5,034	4,403
Furniture and fixtures	1,926	1,682
Total	103,643	98,803
Accumulated depreciation and amortization	(68,285)	(60,991)
	$35,358	$37,812
Accrued liabilities consisted of the following (in thousands):

	September 26, 2026	December 31, 2025
Compensation and related benefits	$40,406	$44,097
Taxes payable	8,848	4,744
Component inventory held by suppliers	8,026	9,665
Professional and consulting fees	5,798	4,981
Travel and event expenses	3,923	439
Operating leases	3,368	2,837
Customer advances or rebates	2,931	5,062
Freight	2,739	1,571
Current portion of warranty and retrofit	1,984	1,961
Insurance	1,785	2,285
Operations	1,737	1,180
Fixed assets	106	4,857
Other	8,936	7,660
	$90,587	$91,339
Changes in the accrued warranty liability were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Balance at beginning of period	$3,559	$4,893	$3,832	$7,287
Accruals for product warranty	771	998	2,499	(205)
Cost of warranty claims	(832)	(990)	(2,833)	(2,181)
Balance at end of period	$3,498	$4,901	$3,498	$4,901

6. Commitments and Contingencies
Lease Commitments
We lease office space under non-cancelable operating leases. Certain of our operating leases contain renewal options and rent acceleration clauses. Future minimum payments under the non-cancelable operating leases consisted of the following as of September 26, 2026 (in thousands):

Period	Future Minimum Lease Payments
Remainder of 2026	$1,087
2027	4,292
2028	3,786
2029	3,601
2030	3,349
Thereafter	4,345
Total future minimum lease payments	20,460
Less imputed interest	(2,880)
$17,580
As of September 26, 2026, the operating lease liability consisted of the following (in thousands):

Accrued liabilities - current portion of operating leases	$3,368
Operating leases	14,212
$17,580
We lease our headquarters office space in San Jose, California under a lease agreement that expires in January 2033. The future minimum lease payments under the lease are $8.1 million and are included in the table above.
The weighted average discount rate for our operating leases as of September 26, 2026 was 5.0%. The weighted average remaining lease term as of September 26, 2026 was 5.1 years.
For both the three and nine months ended September 26, 2026 and September 27, 2025, rent expense was $1.3 million and $3.5 million for each respective period. Cash paid within operating cash flows for operating leases was $2.6 million and $3.5 million for the nine months ended September 26, 2026 and September 27, 2025, respectively.
Purchase Commitments
Our contract manufacturers (“CMs”) and original design manufacturers (“ODMs”) place orders for component inventory based upon our build forecasts and pursuant to stated component lead times to ensure adequate component supply. The components are used by the CMs and ODMs to build the products included in the build forecasts. We generally do not take ownership of the components held by CMs and ODMs. We place purchase orders with our CMs and ODMs in order to fulfill our monthly finished product inventory requirements. We incur a liability when the CMs and ODMs convert the component inventory to a finished product and transfer ownership of the finished goods inventory to us. As of September 26, 2026 and December 31, 2025, we had approximately $341.0 million and $317.8 million, respectively, of outstanding purchase commitments to be delivered by our third-party manufacturers and other vendors such as enterprise software vendors.
Litigation
From time to time, we are involved in various legal proceedings arising from the normal course of business activities.
On May 27, 2026, a putative shareholder class action complaint captioned Noor v. Calix, Inc., et al., Case No. 5:26-cv-04993-PCP (the “Securities Class Action”), was filed in the U.S. District Court for the Northern District of California, naming us and certain of our current officers of the Company as defendants. The lawsuit generally alleges that the defendants made material misrepresentations and/or omissions of material fact relating to our memory component supply and its impact on non-GAAP gross margins, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The putative class action is brought on behalf of persons and entities who purchased or otherwise acquired our securities between January 28, 2026, and April 21, 2026, inclusive, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys’ fees.

It is possible that additional lawsuits will be filed or allegations will be made by stockholders with respect to these same or other matters also naming us and/or our officers and directors as defendants. We intend to continue to vigorously defend against the claims brought by the plaintiffs in each of these matters.
Such lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuit and any other related lawsuits is necessarily uncertain. We could be forced to expend significant resources and may incur substantial legal fees and costs in defending against the pending lawsuits and any other related lawsuits, and we may not prevail. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive, and may detract from our ability to fully focus internal resources on business activities. Additionally, we may not be successful in having any such lawsuits dismissed or settled within the limits of insurance coverage. Given the early stage of this lawsuit and the inherent uncertainty of litigation, we cannot predict how long it may take to resolve the pending lawsuit, or the potential outcome, or possible amount of any damages. As such, we currently are unable to reasonably estimate the possible losses or a range of possible losses that may result from these matters, if any. Expenses associated with the pending lawsuit and any potential related lawsuits could be material to the financial statements if we do not prevail in the defense of such lawsuits, or even if we do prevail.
We are not currently a party to any other legal proceeding that, if determined adversely to us, in management’s opinion, is currently expected to individually or in the aggregate have a material adverse effect on our business, operating results or financial condition taken as a whole.
7. Stockholders’ Equity
2019 Equity Incentive Award Plan
Our employees, consultants and members of our Board of Directors are eligible to receive awards under the Fourth Amended and Restated 2019 Equity Incentive Award Plan (the “2019 Plan”). The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), other stock or cash-based awards and dividend equivalents to eligible individuals. As of September 26, 2026, there were 2.6 million shares available for issuance under the 2019 Plan.
In February 2026, 0.7 million PSUs were granted to certain members of our leadership team with a grant date fair value of $52.02 per share. The actual number of PSUs earned is contingent upon achievement of an annual corporate financial target for non-GAAP net income per share for 2026 (collectively, the “2026 Performance Target”) during the one-year performance period. The PSUs will vest, subject to certification by the Compensation Committee of our Board of Directors upon the achievement of the 2026 Performance Target, as to 25% of the shares of common stock earned on the one year anniversary of the date of grant, and as to the remaining 75% of the shares of common stock earned, in substantially equal quarterly installments over the subsequent 36 months, subject to the executive’s continuous service with us through the respective vesting dates. If the non-GAAP net income per share target is achieved below 80% of target, no shares would be awarded. If the target is achieved at the minimum threshold of 80% of target, then the shares would be awarded, with an increasing percentage of shares awarded above the minimum thresholds up to 100% of the granted shares. The maximum combined award is 100%. The probability of meeting the minimum threshold was assessed to be probable as of September 26, 2026, and stock-based compensation expense of $5.5 million was recognized for the nine months ended September 26, 2026.
During the three months ended September 26, 2026, 34,000 RSUs were granted with a grant date fair value of $39.84 per share. During the nine months ended September 26, 2026, 0.3 million RSUs were granted with a grant date fair value of $47.97 per share. These RSUs generally vest 25% on the first anniversary of the vesting commencement date and on a quarterly basis thereafter over an additional three years.
As of September 26, 2026, unrecognized stock-based compensation expense of $18.1 million related to the PSUs and RSUs, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.0 years.
During the three months ended September 26, 2026, stock option awards exercisable for up to an aggregate of 16,000 shares of common stock were granted with a grant date weighted-average exercise price of $36.05 per share. During the nine months ended September 26, 2026, stock option awards exercisable for up to an aggregate of 39,000 shares of common stock were granted with a grant date weighted-average exercise price of $45.22 per share. These stock option awards generally vest 25% on the first anniversary of the vesting commencement date and on a yearly basis thereafter over an additional three years.
During the three months ended September 26, 2026, 19,000 shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $31.96 per share. During the nine months ended September 26, 2026, 0.3 million shares of common stock were issued pursuant to the exercise of stock options at a weighted-average exercise price of $30.61 per share. As of September 26, 2026, unrecognized stock-based compensation expense of $43.0 million related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 1.7 years.

Employee Stock Purchase Plans
Historically, we have maintained two plans under which employees could purchase our common stock - the Amended and Restated Employee Stock Purchase Plan (the “ESPP”) and the non-executive Stock Purchase and Matching Plan (“SPMP”). Following the February 14, 2026 ESPP purchase, the ESPP was indefinitely suspended, and the maximum payroll contribution limit to the SPMP was increased from 25% to 33%. During the nine months ended September 26, 2026, 0.1 million shares were purchased under the ESPP. At the Company’s 2026 annual meeting of stockholders, the stockholders approved an increase of 0.7 million shares of common stock reserved for issuance under the matching component of the SPMP, which, along with the corresponding increase of 0.7 million shares of common stock reserved for issuance under the purchase component of the SPMP, will go into effect for the three-month purchase period commencing August 8, 2026 and ending on November 7, 2026.
The SPMP allows eligible employees to purchase shares of our common stock through payroll deductions of up to 33% of their eligible compensation. Eligible employees have the right to (a) purchase under the purchase component the maximum number of whole shares of common stock that can be purchased with the elected payroll deductions during each offering period for which the employee is enrolled at a purchase price equal to the closing price of our common stock on the last day of such offering period and (b) receive under the matching component an equal number of shares of our common stock that are subject to a risk of forfeiture in the event the employee terminates employment within the one year period immediately following the purchase date. The SPMP provides quarterly offering periods from February 8th through May 7th, May 8th through August 7th, August 8th through November 7th and November 8th through February 7th of each year, with a maximum of 0.35 million shares allocated per purchase period for the combination of the purchase and matching components. As of September 26, 2026, there were 3.0 million shares available for issuance under both the SPMP purchase and matching components of the SPMP. During the nine months ended September 26, 2026, 0.9 million shares were purchased and issued. As of September 26, 2026, unrecognized stock-based compensation expense of $17.3 million related to the SPMP is expected to be recognized over a remaining weighted-average service period of 0.8 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Cost of revenue	$733	$753	$2,262	$2,297
Sales and marketing	6,971	6,158	19,252	23,674
Research and development	5,574	5,965	16,716	16,935
General and administrative	7,700	7,742	20,044	23,069
	$20,978	$20,618	$58,274	$65,975
Income tax benefit recognized	$2,248	$1,584	$8,179	$7,071
Stock Repurchase Program
We maintain a common stock repurchase program. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases depends on prevailing stock prices, general economic and market conditions and other considerations consistent with our capital allocation strategy. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. During the nine months ended September 26, 2026, our Board of Directors authorized a $225.0 million increase to this program. During the three months ended September 26, 2026, we purchased 1.4 million shares of common stock for an aggregate purchase price of $50.0 million at an average price per share of $36.98. During the nine months ended September 26, 2026, we purchased 6.3 million shares of common stock for an aggregate purchase price of $290.2 million at an average price per share of $45.97. As of September 26, 2026, the remaining authorized balance under this program was $44.1 million. In October 2026, our Board of Directors authorized an additional $100.0 million increase to our common stock repurchase program.
8. Revenue from Contracts with Customers
Contract Asset
Contract assets include amounts recognized as revenue prior to our contractual right to bill the customer. Amounts are billed in accordance with the agreed-upon contractual terms. Contract assets were $5.1 million as of September 26, 2026 as compared to

$4.8 million as of December 31, 2025, and are included in prepaid expenses and other current assets and long-term other assets on the Condensed Consolidated Balance Sheets. We expect to recognize 35% of the September 26, 2026 balance during 2026.
Contract Liability
Deferred revenue was $50.0 million, $56.0 million and $50.3 million as of September 26, 2026, June 27, 2026 and December 31, 2025, respectively. The decrease in the deferred revenue balance for the three and nine months ended September 26, 2026 was driven by $15.1 million and $22.5 million of revenue recognized that was included in the deferred revenue balance at the beginning of each respective period partially offset by cash payments received or due in advance of satisfying our performance obligations.
Remaining performance obligations (“RPOs”) represent contractual commitments that have not yet been fulfilled, which include deferred revenue and amounts that will be invoiced and recognized as revenue in future periods but exclude variable consideration where the monthly invoicing is based on usage or where actual usage exceeds the minimum commitment. RPOs were $395.7 million as of September 26, 2026, and we expect to recognize as revenue 40% of this amount over the next 12 months and nearly all of the remainder over the two years thereafter. As permitted by Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, we have elected the practical expedient to exclude from this disclosure the value of remaining performance obligations for contracts with an original expected duration of one year or less. As part of that election, software and services and hardware contracts with terms of one year or less were excluded from RPOs; such software and services contracts were included in prior periods.
Contract Costs
We capitalize certain sales commissions related primarily to multi-year subscriptions and extended warranty support for which the expected amortization period is greater than one year. As of September 26, 2026 and December 31, 2025, the unamortized balance of deferred commissions was $19.5 million and $20.7 million, respectively, and were included in prepaid expenses and other current assets, and other long-term assets on the Condensed Consolidated Balance Sheets. For the three and nine months ended September 26, 2026 the amount of amortization was $3.3 million and $9.7 million, respectively, compared to $2.9 million and $8.2 million for the three and nine months ended September 27, 2025, respectively. There was no impairment loss in relation to the costs capitalized for these periods.
Concentration of Customer Risk
One customer accounted for 11% and 10% of our revenue for the three and nine months ended September 26, 2026, respectively. No customer accounted for more than 10% of our revenue for the three and nine months ended September 27, 2025.
Two customers represented 16% and 12% of our total receivables as of September 26, 2026, respectively, and another customer represented 12% of our total receivables as of December 31, 2025.
9. Segment Information
We develop, market and sell an appliance-based broadband platform, cloud and managed services. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below our unit level. Accordingly, we are a single reporting segment and operating unit structure. Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented on a Company-wide basis, for purposes of allocating resources and evaluating financial performance. The CODM assesses the performance of the single segment and allocates resources based on revenue and measures derived from gross margin and operating income that is reported in the Condensed Consolidated Statements of Comprehensive Income. In addition, the CODM uses a measure derived from operating expenses in the Condensed Consolidated Statements of Comprehensive Income to monitor budget versus actual results to determine the entity’s and management’s performance. We do not have intra-entity sales or transfers. The measure of the single segment assets is the consolidated assets in the Condensed Consolidated Balance Sheet. The accounting policies of the single segment are the same as described in the significant accounting policies.
Geographic Information:
A summary of revenue disaggregated by geographic region based upon the location of the customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
United States	$287,765	$249,213	$830,827	$679,432
Americas ex U.S.	6,232	6,964	20,733	18,313
Europe	4,745	7,247	16,333	25,341
Rest of world	2,970	2,013	7,132	4,475
	$301,712	$265,437	$875,025	$727,561
Our property and equipment, net of accumulated depreciation, was located in the following geographical areas (in thousands):

	September 26, 2026	December 31, 2025
United States	$29,707	$33,544
India	2,886	1,652
China	2,765	2,616
	$35,358	$37,812
Selected Financial Information:
The following table presents selected financial information with respect to our single operating segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Revenue	$301,712	$265,437	$875,025	$727,561
Adjusted cost of revenue (1)	(140,210)	(112,293)	(392,574)	(313,343)
Adjusted sales and marketing operating expenses (2)	(56,580)	(54,099)	(170,123)	(158,295)
Adjusted research and development operating expenses (3)	(48,493)	(41,090)	(144,751)	(119,887)
Adjusted general and administrative operating expenses (4)	(18,898)	(19,551)	(58,185)	(57,438)
Other segment items (5)	(20,978)	(20,999)	(58,274)	(66,883)
Interest income and other expenses, net	1,510	2,929	5,772	9,056
Income taxes	(7,845)	(4,676)	(18,351)	(10,099)
Net income	$10,218	$15,658	$38,539	$10,672
(1) GAAP cost of revenue adjusted for stock-based compensation and intangible asset amortization (2025 only).
(2) GAAP sales and marketing operating expenses adjusted for stock-based compensation.
(3) GAAP research and development operating expenses adjusted for stock-based compensation.
(4) GAAP general and administrative operating expenses adjusted for stock-based compensation.
(5) Other segment items consisted of stock-based compensation expense and intangible asset amortization (2025 only).
10. Income Taxes
The following table presents income taxes and the effective tax rates for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Income before income taxes	$18,063	$20,334	$56,890	$20,771
Income taxes	$7,845	$4,676	$18,351	$10,099
Effective tax rate	43.4%	23.0%	32.3%	48.6%
Our income taxes for the three and nine months ended September 26, 2026 and September 27, 2025 were determined using an estimated annual effective tax rate adjusted for discrete items that occurred during that period as required under ASC 740-270, Accounting for Income Taxes in Interim Periods.

Our effective tax rate for the three and nine months ended September 26, 2026 and September 27, 2025 is different from the statutory federal corporate tax rate of 21% primarily due to state taxes, the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of research tax credits.
We maintained a valuation allowance of $32.3 million for the three and nine months ended September 26, 2026, compared to $30.6 million for the three and nine months ended September 27, 2025, related to certain federal tax credits along with state deferred tax assets that we believe are not more likely than not to be realized in future periods.
We considered scheduled reversals of deferred tax liabilities, historic profitability, projected future taxable income, ongoing tax planning strategies and other matters, including the period over which our deferred tax assets will be recoverable, in assessing the need for and the amount of the valuation allowance. In the event that actual results differ from these estimates, or if we decide to adjust these estimates in the future periods, further adjustments to its valuation allowance may be recorded, which could materially impact our financial position and net income in the period of the adjustment.
In December 2021, the Organization for Economic Cooperation and Development enacted model rules for a new global minimum tax framework (“Pillar Two”), and certain governments in countries in which we operate have enacted local Pillar Two legislation, with an effective date from January 1, 2024. We currently do not expect Pillar Two to have a material impact on our financial statements.
In July 2025, President Trump signed the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions affecting businesses. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. Additionally, the OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. We have accounted for the effects of the OBBBA in the financial statements for the period ended September 26, 2026. We will continue to evaluate the impacts of OBBBA including the potential impacts on future periods and tax planning strategies.
11. Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Numerator:
Net income	$10,218	$15,658	$38,539	$10,672
Denominator:
Weighted-average common shares outstanding used to compute basic net income per share	62,751	65,753	63,960	65,771
Effect of dilutive common stock equivalents	1,696	4,036	2,150	3,202
Weighted-average common shares outstanding used to compute diluted net income per share	64,447	69,789	66,110	68,973
Net income per common share:
Basic net income per common share	$0.16	$0.24	$0.60	$0.16
Diluted net income per common share	$0.16	$0.22	$0.58	$0.15
Potentially dilutive shares excluded, weighted average	8,845	3,874	7,539	7,028
Potentially dilutive shares have been excluded from the computation of diluted net income per common share when their effect is antidilutive. These antidilutive shares were primarily from stock options.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue or other financial items, any statement of or concerning the following: the plans and objectives of management for future operations, proposed new products or licensing, product development, anticipated customer demand or capital expenditures, anticipated growth and trends in our business and industry, future economic and/or market conditions or performance and assumptions underlying any of the above. In some cases, forward-looking statements can be identified by the use of terminology such as “could,” “may,” “will,” “would,” “expects,” “believes,” “intends,” “plans,” “anticipates,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative thereof or other comparable terminology. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including those identified in the Risk Factors discussed in Part II, Item 1A, of this Quarterly Report on Form 10-Q, as well as in other sections of this report and in our Annual Report on Form 10-K for the year ended December 31, 2025. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
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
Revenue fluctuations result from many factors, including, but not limited to: increases or decreases in customer orders for our products and services; global economic and geopolitical events and conditions, including tariffs (and uncertainty related to the enforceability thereof), trade controls, inflation, economic downturns and market, financial or other factors such as government stimulus or shutdowns that may delay or materially impact customer purchasing decisions; non-availability of products due to supply chain challenges, including component and labor shortages and increasing lead times as well as disruptions as a result of pandemics or natural disasters; contractual terms with customers that result in delayed revenue recognition and varying budget cycles; and seasonal buying patterns of our customers. More specifically, our customers have in the past spent less in the first quarter as they are finalizing their annual budgets, and in certain regions, customers are challenged by winter weather conditions that inhibit fiber deployment in outside infrastructure. Our revenue is also dependent upon our customers’ success in growing their subscribers, timing of purchases, capital expenditure plans and decisions to upgrade their networks or adopt new technologies, including adoption of our software and cloud platform solutions, as well as our ability to grow our customer base.

Cost of revenue is strongly correlated to revenue and tends to fluctuate due to all the above factors that may cause revenue fluctuations. Factors that have impacted our cost of revenue, or that we expect may impact cost of revenue in future periods, also include: changes in the mix of products delivered, customer location and regional mix, changes in the cost of our inventory, investments to support expansion of cloud and customer support offerings as well as our customer success organization, changes in product warranty, incurrence of retrofit costs, amortization of intangibles, allowances for obligations to our suppliers and inventory write-downs. Factors that we expect may impact our cost of revenue in future periods include the same factors in the prior quarter, changes in trade policies and increased memory and other component prices due to shortages caused by the large scale build-out of AI infrastructure. Regarding trade policies, in February 2026, the U.S. Supreme Court ruled that the broad tariffs implemented under International Emergency Economic Powers Act (“IEEPA”) exceeded the administration’s authority and eliminated those tariffs. We did not experience a significant financial impact as a result of the ruling because the majority of our finished goods are exempt from tariffs. For imported components for domestic manufacturing and certain finished goods, the original tariff increased our cost of revenue but has since abated. We continue to evaluate the actions we may be able to take to mitigate such costs as we monitor and navigate this challenging and dynamic operating environment. In addition, we periodically ship by air versus by ocean to meet delivery commitments to our customers, which is more costly. Cost of revenue also includes fixed expenses related to our internal operations, which could increase our cost of revenue as a percentage of revenue if our revenue declines.
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
Our critical accounting policies and estimates, which are revenue recognition and inventory valuation and supplier purchase commitments, are described under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025. For the nine months ended September 26, 2026, there have been no significant changes in our critical accounting policies and estimates.
Recent Accounting Pronouncements
There have been no additional accounting pronouncements or changes in accounting pronouncements during the nine months ended September 26, 2026 as compared with the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2025 that are significant or expected to be significant to us.

Results of Operations
Comparison of the Three and Nine Months Ended September 26, 2026 and September 27, 2025
Revenue
The following table sets forth our revenue (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2026	September 27, 2025	Variance in Dollars	Variance in Percent	September 26, 2026	September 27, 2025	Variance in Dollars	Variance in Percent
Revenue:
Appliance	$249,776	$221,967	$27,809	13%	$725,402	$599,836	125,566	21%
Software and service	51,936	43,470	8,466	19%	149,623	127,725	21,898	17%
	$301,712	$265,437	$36,275	14%	$875,025	$727,561	$147,464	20%
Our revenue increased by $36.3 million and $147.5 million during the three and nine months ended September 26, 2026, respectively, compared to the corresponding periods in 2025. The increase in appliance revenue was primarily due to the adoption of our platform, cloud and managed services by new customers as we continue to take footprint from legacy box vendors and the continued robust expansion of our appliances within our existing customer base. The increase in software and service revenue was primarily due to our CXP customers adding new subscribers. Our software is sold on a per-subscriber basis. CXPs use our platform, cloud and managed services to deliver better subscriber experiences as evidenced by best-in-class Net Promoter ScoresSM, thereby allowing them to take market share.
United States revenue was $287.8 million and $830.8 million during the three and nine months ended September 26, 2026, respectively, or 95% of our revenue for both periods, compared to $249.2 million and $679.4 million, or 94% and 93% of our revenue, respectively, for the corresponding periods in 2025. International revenue was $13.9 million and $44.2 million during the three and nine months ended September 26, 2026, or 5% of our revenue for both periods, as compared to $16.2 million and $48.1 million, or 6% and 7% of our revenue, respectively, for the corresponding periods in 2025. Our primary focus has been, and in the near term is expected to be, the U.S. and Canada given our large, direct sales and marketing presence and the amount of government stimulus being invested into underserved and not-served areas of these countries. However, with the introduction of Calix Agent Workforce™, we have increased our focus on large CSPs, which includes international markets.
One customer accounted for 11% and 10% of our revenue for the three and nine months ended September 26, 2026, respectively. No customer accounted for more than 10% of our revenue for the three and nine months ended September 27, 2025.
Gross Profit and Gross Margin
The following table sets forth our gross profit and gross margin (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2026	September 27, 2025	Variance in Dollars	Variance in Percent	September 26, 2026	September 27, 2025	Variance in Dollars	Variance in Percent
Gross profit:
Appliance	$126,317	$124,493	$1,824	1%	$388,310	$329,343	$58,967	18%
Software and service	34,452	27,517	6,935	25%	$91,879	$81,670	10,209	13%
	$160,769	$152,010	$8,759	6%	$480,189	$411,013	$69,176	17%
Gross margin:
Appliance	50.6%	56.1%	(550) bps		53.5%	54.9%	(140) bps
Software and service	66.3%	63.3%	300 bps		61.4%	63.9%	(250) bps
	53.3%	57.3%	(400) bps		54.9%	56.5%	(160) bps
Gross profit increased to $160.8 million and $480.2 million for the three and nine months ended September 26, 2026 from $152.0 million and $411.0 million for the corresponding periods in 2025. This increase was mainly due to the corresponding increase in revenue. Our gross margin decreased by 400 basis points for the three months ended September 26, 2026 compared to the corresponding period in 2025, primarily related to increased component memory costs. Our gross margin decreased by 160 basis points for the nine months ended September 26, 2026 compared to the corresponding period in 2025, primarily related to the increased component memory costs and a decline in our software and service gross margin, which declined by 250 basis points due to the transition in the first quarter of 2026 from our second-generation platform to our third-generation platform where we operated in a dual cloud environment to successfully support customer migrations during a portion of the respective periods.
Operating Expenses
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2026	September 27, 2025	Variance in Dollars	Variance in Percent	September 26, 2026	September 27, 2025	Variance in Dollars	Variance in Percent
Sales and marketing expenses	$63,551	$60,257	$3,294	5%	$189,375	$181,969	$7,406	4%
Percent of revenue	21%	23%			22%	25%
Sales and marketing expenses for the three months ended September 26, 2026 increased by $3.3 million compared with the corresponding period in 2025 primarily due to increases in personnel expenses of $1.4 million, mostly related to increased headcount, stock-based compensation expense of $0.8 million, marketing expenses of $0.4 million, outside services of $0.4 million and software expenses of $0.4 million.
Sales and marketing expenses for the nine months ended September 26, 2026 increased by $7.4 million compared with the corresponding period in 2025 primarily due to increases in personnel expenses of $7.6 million, mostly related to incentive compensation and increased headcount, marketing expenses of $1.6 million, outside services of $1.3 million and software expenses of $1.1 million. These increases were partially offset by a decrease in stock-based compensation expense of $4.4 million.
For the three and nine months ended September 26, 2026, sales and marketing expenses as a percentage of revenue decreased to 21% from 23% and 22% from 25%, respectively, mainly due to increased revenue. We expect our investments in sales and marketing will increase in absolute dollars on a year-over-year basis, but decline as a percentage of revenue as we continue to land new customers and expand our platform, cloud and managed services and approach new markets such as MDU and managed business.
Research and Development Expenses
The following table sets forth our research and development expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2026	September 27, 2025	Variance in Dollars	Variance in Percent	September 26, 2026	September 27, 2025	Variance in Dollars	Variance in Percent
Research and development expenses	$54,067	$47,055	$7,012	15%	$161,467	$136,822	$24,645	18%
Percent of revenue	18%	18%			18%	19%
Research and development expenses for the three months ended September 26, 2026 increased by $7.0 million as compared with the corresponding period in 2025 mainly due to increases in personnel expenses of $4.5 million mostly related to increased headcount, outside services of $1.2 million, allocated shared services expenses of $1.1 million, facilities expenses of $0.5 million, and depreciation and amortization of $0.4 million. This increase was partially offset by a decrease in stock-based compensation expense of $0.4 million.
Research and development expenses for the nine months ended September 26, 2026 increased by $24.6 million as compared with the corresponding period in 2025 mainly due to increases in personnel expenses of $13.9 million mostly related to increased headcount, outside services of $5.6 million, allocated shared services expenses of $2.7 million, depreciation and amortization of $1.8 million and facilities expenses of $1.1 million.
For the nine months ended September 26, 2026, research and development expenses as a percentage of revenue decreased to 18% from 19% primarily due to the increase in revenue. We expect our investments in research and development to decrease in absolute dollars as we return to a more normal level of investment after we accelerated the development and delivery of Agent Workforce Cloud over the past year.

General and Administrative Expenses
The following table sets forth our general and administrative expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2026	September 27, 2025	Variance in Dollars	Variance in Percent	September 26, 2026	September 27, 2025	Variance in Dollars	Variance in Percent
General and administrative expenses	$26,598	$27,293	$(695)	(3)%	$78,229	$80,507	$(2,278)	(3)%
Percent of revenue	9%	10%			9%	11%
General and administrative expenses for the three months ended September 26, 2026 decreased by $0.7 million as compared with the corresponding period in 2025 mainly due to decreases in allocated shared services expenses of $1.4 million and personnel expenses of $0.5 million. These decreases were partially offset by an increase in depreciation and amortization of $0.8 million and outside services of $0.4 million.
General and administrative expenses for the nine months ended September 26, 2026 decreased by $2.3 million as compared with the corresponding period in 2025 mainly due to decreases in allocated shared services expenses of $3.7 million and stock-based compensation expense of $3.0 million. These decreases were partially offset by increases in depreciation and amortization of $2.6 million, facilities expenses of $0.6 million, travel expenses of $0.3 million and outside services of $0.3 million.
For the three and nine months ended September 26, 2026, general and administrative expenses as a percentage of revenue decreased to 9% from 10% and 9% from 11%, respectively, mainly due to the increase in revenue. We expect our general and administrative investments to increase in absolute dollars but decline as a percentage of revenue.
Interest and Other Expense, net
The following table sets forth our interest and other expense, net (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2026	September 27, 2025	Variance in Dollars	Variance in Percent	September 26, 2026	September 27, 2025	Variance in Dollars	Variance in Percent
Interest and other expense, net	$1,510	$2,929	$(1,419)	(48)%	$5,772	$9,056	$(3,284)	(36)%
Percent of revenue	1%	1%			1%	1%
For the three and nine months ended September 26, 2026, interest and other expense, net decreased by $1.4 million and $3.3 million, respectively, as compared with the corresponding periods in 2025 primarily due to a lower balance of marketable securities. We repurchased 6.3 million shares of common stock for $290.2 million using proceeds from the maturity or sale of marketable securities during the first nine months of 2026.
Income Taxes
The following table sets forth our income taxes (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2026	September 27, 2025	Variance in Dollars	Variance in Percent	September 26, 2026	September 27, 2025	Variance in Dollars	Variance in Percent
Income taxes	$7,845	$4,676	$3,169	68%	$18,351	$10,099	$8,252	82%
Effective tax rate	43.4%	23.0%			32.3%	48.6%
For the three and nine months ended September 26, 2026, our income tax expense was $7.8 million and $18.4 million, respectively, for an effective tax rate of 43.4% and 32.3%, respectively, which differed from the statutory rate of 21% primarily due to state taxes and the effect of non-deductible stock-based compensation for executive officers offset by the favorable impact of research tax credits. The effective tax rate for the three months ended September 26, 2026 is higher than the corresponding period in 2025 primarily due to lower pre-tax earnings with a relatively similar level of non-deductible expenses and return-to-provision adjustments. The effective tax rate for the nine months ended September 26, 2026 is lower than the corresponding period in 2025 primarily due to higher pre-tax earnings with a relatively lower level of non-deductible expenses, offset by return-to-provision adjustments.
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
Liquidity and Capital Resources
We fund our operations and investing activities from cash flow generated from our operations as well as the issuance of common stock under our equity incentive plans. As of September 26, 2026, we had cash, cash equivalents and marketable securities of $154.8 million, which consisted of deposits held at banks and major financial institutions and highly liquid marketable securities such as U.S. government and its agency securities, corporate debt securities and commercial paper.
Operating Activities
Net cash provided by operating activities was $37.4 million for the nine months ended September 26, 2026 and consisted of net income of $38.5 million and non-cash charges of $80.0 million partially offset by cash flow decreases of $81.1 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $58.3 million, depreciation and amortization of $13.2 million and deferred income taxes of $9.4 million.
Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in inventory of $54.1 million to support future revenue, an increase in accounts receivable of $28.1 million due to higher revenue and an increase in prepaid expenses and other assets of $22.7 million mainly due to an increase in inventory deposits. This was partially offset by an increase in accrued liabilities of $3.0 million relating to increases in our marketing accruals and our operating lease liability partially offset by a decrease in our compensation-related accruals and an increase in accounts payable of $21.1 million due to increased inventory purchases.
Net cash provided by operating activities was $88.9 million for the nine months ended September 27, 2025 and consisted of net income of $10.7 million and non-cash charges of $85.1 million partially offset by cash flow decreases of $6.8 million reflected in the net change in assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $66.0 million, depreciation and amortization of $13.3 million and deferred income taxes of $8.8 million partially offset by the net accretion of available-for-sale securities of $3.0 million. Cash flow decreases resulting from the net change in assets and liabilities primarily consisted of an increase in accounts receivable of $8.1 million due to higher revenue, an increase in inventory of $5.3 million to support increased revenue, a decrease in deferred revenue of $3.7 million and a decrease in accrued liabilities of $1.0 million relating to various factors including a decrease in incentive compensation-related accruals. This was partially offset by a decrease in prepaid expenses and other assets of $11.3 million mainly due to a reduction in our inventory deposits.
Investing Activity
For the nine months ended September 26, 2026, cash provided by investing activities of $130.3 million consisted of net maturities and sales of marketable securities of $145.9 million partially offset by capital expenditures of $15.6 million, consisting primarily of purchases of test equipment.
For the nine months ended September 27, 2025, cash used in investing activities of $0.9 million consisted of capital expenditures of $13.7 million, consisting primarily of purchases of test equipment, partially offset by net maturities and sales of marketable securities of $12.8 million.
Financing Activities
Net cash used in financing activities of $254.9 million for the nine months ended September 26, 2026 primarily consisted of repurchases of our common stock of $290.2 million partially offset by proceeds from the issuance of common stock related to our equity plans of $35.3 million.
Net cash used in financing activities of $36.2 million for the nine months ended September 27, 2025 primarily consisted of repurchases of our common stock of $77.0 million partially offset by proceeds from the issuance of common stock related to our equity plans of $40.8 million.
Working Capital and Capital Expenditure Needs
Our material cash commitments include non-cancelable firm purchase commitments, normal recurring trade payables, compensation-related and expense accruals and operating leases. We believe that our outsourced approach to manufacturing provides us significant flexibility in both managing inventory levels and financing our inventory. Furthermore, we have a common stock repurchase program, which had $44.1 million available as of September 26, 2026. Our stock repurchase program does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. In October 2026, our Board of Directors authorized an additional $100.0 million increase to our common stock repurchase program.

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
Contractual Obligations and Commitments
Our principal commitments as of September 26, 2026 consisted of contractual obligations under non-cancelable outstanding purchase obligations and operating lease obligations for office space. The following table summarizes our contractual obligations as of September 26, 2026 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Non-cancelable purchase commitments (1)	$341,039	$263,564	$77,041	$434	$—
Operating lease obligations (2)	20,460	4,295	7,622	6,700	1,843
	$361,499	$267,859	$84,663	$7,134	$1,843
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. As of September 26, 2026, we had cash, cash equivalents and marketable securities of $154.8 million, which was held primarily in cash, money market funds and highly liquid marketable securities such as U.S. government agency securities and commercial paper. Due to the nature of these money market funds and highly liquid marketable securities, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents and marketable securities because of changes in interest rates.
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
Translation Exposure
Our sales contracts are primarily denominated in USD and, therefore, most of our revenue is not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities with our subsidiaries in China, India, Canada, the United Kingdom and Ireland, whose functional currencies are Chinese Renminbi, or RMB, Indian Rupee, or INR, Canadian Dollar, or CAD, British Pounds Sterling, or GBP, and Euro, or EUR.
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

	Nine Months Ended
	September 26, 2026	September 27, 2025
USD	84%	84%
RMB	6%	6%
INR	5%	4%
CAD	3%	4%
GBP	1%	1%
EUR	1%	1%
	100%	100%
If USD had appreciated or depreciated by 10%, relative to RMB, INR, CAD, GBP and EUR, our operating expenses for the first nine months of 2026 would have decreased or increased by approximately $6.7 million, or approximately 2%.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our Condensed Consolidated Balance Sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 26, 2026 was a net translation loss of $17,000. This loss is recognized as an adjustment to stockholders’ equity through “Accumulated other comprehensive loss.”
Transaction Exposure
We have certain assets and liabilities, primarily accounts receivable and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes. We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain assets denominated in foreign currencies. These foreign exchange forward contracts typically have maturities of approximately one to two months. As of September 26, 2026, we had no forward contracts outstanding. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other expense, net” in our Condensed Consolidated Statements of Comprehensive Income. During the nine months ended September 26, 2026, the net loss we recognized related to these foreign currency denominated assets and liabilities was approximately $0.8 million.
ITEM 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of September 26, 2026, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) were effective at the reasonable assurance level.
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
•We are currently a defendant in a putative securities class action alleging that we made materially false or misleading statements regarding our memory component supply and its impact on our non-GAAP gross margins.
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
We have platform, cloud and managed service offerings, including new AI-enabled “agentic” capabilities, which are early in their product life cycles and subject to uncertain market demand. If our customers are unwilling to adopt these new offerings, install our new products or deploy our new services, or if we are unable to achieve market acceptance of our products and platform, our business and financial results may be harmed. Moreover, adoption of our platform, cloud and managed service offerings is dependent upon the success of our customers in investing, marketing, selling and deploying broader services to their subscribers, and our ability to differentiate our products from competing or substitutive product and service offerings. For example, our SmartLife managed services include AI-driven managed Wi-Fi, network security, parental controls and cyber monitoring. However, if subscriber demand for such services does not grow as expected or declines, or our customers are unable or unwilling to invest in our platform to deploy and market these services, demand for our products may not grow at rates as we anticipate, negatively impacting our revenue and long-term growth.
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
In Europe, the EU Artificial Intelligence Act (“EU AI Act”) establishes a comprehensive, risk-based governance framework for AI systems used or placed on the market in the European Union (“EU”). We have assessed the applicability of the EU AI Act to our current products, services, and internal uses of AI, including certain cases of generative AI, and we do not presently believe that our current AI-related activities are subject to the EU AI Act’s most burdensome requirements applicable to high-risk AI systems. However, certain provisions of the EU AI Act may apply to our use and offering of AI-enabled functionality, including transparency, documentation, governance, and other compliance obligations. We are continuing to review our products, services, and AI use cases, monitor regulatory guidance and implementing measures, and enhance our internal AI governance, policies, controls, and compliance processes. As the EU Act continues to be interpreted and implemented, changes in our products, services, AI use cases, regulatory compliance, or enforcement priorities could result in additional compliance obligations, increased costs, operational changes, or potential exposure to fines and other penalties. For example, certain violations of the EU AI Act may be subject to fines of up to the greater of €15 million or 3% of global revenue.
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
The implementation of significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, significant new tariffs on goods imported into the U.S. (and uncertainty related to the enforceability thereof), have introduced uncertainty to our business and may increase the cost of our U.S. manufactured products and components sourced outside of the U.S., which may result in an increase to our cost of revenue and may cause a reduction in our gross margin. In response, China announced additional tariffs on U.S. goods and new export control restrictions. The imposition of additional tariffs or other trade barriers by countries outside of the U.S. may increase our costs in these markets, and to the extent these increased costs result in increased prices for our customers, the demand for our products may decrease as our customers seek alternative sourcing, making it more difficult for us to sell our products in some markets.
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
In the ordinary course of business, we have been, are currently and may be in the future subject to legal claims, litigation and regulatory proceedings related to disputes over commercial, securities class action litigation, competition, IP, labor and employment and other matters. Regardless of the merits of any such claims, litigation and regulatory proceedings are inherently uncertain, and can be costly, disruptive to our business and operations, harmful to our reputation and distracting to management. In particular, as a technology company, we are subject to IP claims asserting patent, copyright, trademark and/or other infringement claims that are costly to defend and could limit our ability to use some technologies in the future. The risk of such claims is heightened as we expand our products and services and rely on more technologies, including third-party IP rights that we license and incorporate into our products and services. Third parties from whom we license IP may be unable or unwilling to indemnify us for such claims or offer any other remedy to us. Patent infringement claims may be asserted by patent assertion entities and non-practicing entities (“NPEs”) that do not conduct business as an operating company and hold and own patents only for the purpose of aggressively pursuing royalties through infringement assertions or patent infringement litigation. Further, in our industry, the number of assertions by NPEs has continued to increase due in part to patent sales by operating companies to NPEs and availability of litigation financing. We have received and expect to continue to receive assertions from NPEs and other third parties alleging that we may be infringing their patents or other IP rights; offering licenses to such IP; and/or threatening litigation. If our products are found to infringe, these claims could also result in the suspension of our ability to import, market and sell our products and services, product shipment delays or requirements to modify our products or enter into costly settlements or licensing agreements. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all. Furthermore, we may additionally be financially responsible for claims made against our customers, including costs of litigation and damages awarded, under indemnity obligations which could further negatively impact our results of operations. Protracted litigation could cause us to incur significant defense costs, which would negatively impact our results of operations.
We are currently a defendant in a putative securities class action alleging that we made materially false or misleading statements regarding our memory component supply and its impact on our non-GAAP gross margins.
On May 27, 2026, a putative shareholder class action captioned Noor v. Calix, Inc., et al., Case No. 5:26-cv-04993-PCP, was filed in the U.S. District Court for the Northern District of California against us and certain of our current officers, on behalf of persons who purchased or otherwise acquired our securities between January 28, 2026 and April 21, 2026. The complaint generally alleges that we and the named individual defendants made material misrepresentations and/or omissions relating to our memory component supply and its impact on non-GAAP gross margins, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Among other things, the complaint alleges we failed to disclose that our first-quarter margins had significantly benefited from advance purchasing of memory components, that our advance-purchased supply was dwindling, and that we were therefore experiencing negative margin pressure from rising market prices for memory components.
We intend to vigorously defend this action; however, litigation of this nature is inherently uncertain, and we cannot predict its outcome or reasonably estimate a range of possible loss. Regardless of outcome, this litigation could result in substantial legal fees and defense costs, divert management's attention and internal resources from our business, and harm our reputation, results of operations, or the market price of our common stock. We may not succeed in obtaining dismissal or resolving the litigation within the limits of available insurance coverage. Additional lawsuits, including derivative claims, or regulatory inquiries premised on the same underlying allegations may also be filed or initiated against us.
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
Our gross margin and operating results have in the past and may in the future fluctuate due to component costs, pricing actions, customer and product mix, cloud costs, tariffs and market conditions. The timing and magnitude of these factors are difficult to predict, and prior period results may not be indicative of future performance.
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
We operate our Oracle enterprise resource planning (“ERP”) system on Oracle’s cloud platform and our software billing application on Salesforce.com. With these implementations, we are highly dependent upon Oracle and Salesforce.com to host, manage and maintain our ERP system and supporting applications. Any disruptions to their business or processes, or delays in their ability to provide services to us, may in turn disrupt our business operations or increase costs. Furthermore, we receive quarterly system updates and enhancements on the cloud platform according to Oracle’s release timeline and change management processes, which if not managed properly may disrupt our business operations and delay our ability to process transactions and produce reports necessary to conduct our business. We are highly dependent upon our ERP system for critical business functions, including order processing and management, supply chain and procurement operations, financial planning, accounting and reporting; accordingly, protracted disruption in functionality or processing capabilities of the ERP system could materially impair our ability to process transactions timely or produce accurate financial statements on a timely basis. If our systems suffer prolonged interruption, our results of operations and cash flows would be adversely affected.

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
We sell to broadband service providers and CXPs, including U.S.-based independent operating companies (“IOCs”) which rely significantly upon interstate and intrastate access charges and federal and state subsidies in the form of grants and other funding, such as the Federal Communications Commission’s (“FCC”) Rural Digital Opportunity Fund, the CARES Act Enhanced Alternative Connect America Cost Model, or the American Rescue Plan Act. The FCC and some states may change such payments and subsidies, which could reduce IOC revenue. Furthermore, many IOCs use or expect to use government-

supported loan programs or grants, such as U.S. Department of Agriculture’s Rural Utility Service or National Telecommunications and Information Administration’s (“NTIA”) Broadband Equity, Access and Deployment (“BEAD”) program loans and grants, to finance capital spending. These government-supported loan programs and grants generally include conditions such as deployment criteria, domestic preference provisions and other requirements that apply to the project and selected equipment as conditions for funding. For example, the U.S. government passed The Infrastructure Investment Jobs Act, which charged the NTIA with establishing the BEAD Program and ensuring that BEAD-funded infrastructure projects comply with the Buy America Domestic Content Procurement Preference (“Buy America Preference”) of the Build America, Buy America Act (“BABA”). In accordance with BABA, the U.S. Department of Commerce has issued a limited, general applicability, nonavailability waiver of the Buy America Preference to recipients of Federal financial assistance under the NTIA’s BEAD Program. Notwithstanding this waiver, certain of our products will be required to meet BABA domestic content requirements to enable certain customers to qualify for grant funding under the BEAD Program. Any failure of such products to meet BABA domestic content requirements would result in those products being ineligible for purchase and use by certain customers under the BEAD Program, and could result in lost sales, lost business opportunity, breach of warranty claims, and damage to our reputation and customer relationships.
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
Geopolitical issues such as armed conflicts, relations between the U.S. and China, tariff and trade policy changes (and uncertainty related to the enforceability thereof) and increasing potential of conflict involving countries in Asia that are critical to our supply-chain operations, such as Taiwan and China, have resulted in increasing global tensions and create uncertainty for global commerce. New or increased tariffs and other changes in U.S. trade policy, including new sanctions, have triggered and may continue to trigger retaliatory actions by affected countries or changes in demand from customers displeased with U.S. tariff and trade policy changes. U.S. executive orders have resulted in tariffs on imports from numerous countries, including China and other Asian countries where our sole-source or limited-source suppliers are located. Consequently, absent policy changes, these actions may increase our cost of revenue. To the extent dissatisfaction with U.S. government policy results in U.S.-based suppliers being disfavored over foreign-based alternatives, it may diminish demand for our products with such customers and cause them to find alternative sourcing or otherwise make it more difficult for us to sell more products to these customers. The imposition of additional tariffs or other trade barriers by countries other than the U.S., including China and other Asian countries, may increase our costs in these markets, and to the extent these increased costs result in increased prices for our customers, we expect the demand for products in these markets to decrease as some of our customers seek alternative sources, making it more difficult for us to sell our products in these markets. In addition, inflation in the U.S. has affected businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components and freight and shipping, which may further constrain our customers’ or prospective customers’ budgets. To the extent there is a sustained general economic downturn, and our platform and services are perceived by customers or potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in spending. Sustained or worsening of global economic conditions and geopolitical issues may increase our cost of doing business, materially disrupt our supply chain operations, cause our customers to reduce or delay spending and intensify pricing pressures. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, demand for our products, and our business, financial condition and results of operations, could be adversely affected.
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
For example, in the U.S., certain states have adopted or modified privacy and security laws and regulations which govern the privacy, processing and protection of personal information. Such laws and regulations are subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete and correct their personal information or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have been passed in other states, creating a patchwork of overlapping but different state laws, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the U.S. Many of these laws include restrictions on processing consumer information for targeted advertising, which could negatively affect our marketing cloud products. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Any liability from failure to comply with the applicable privacy and data protection laws could adversely affect our financial condition.
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
The General Data Protection Regulation (“EU GDPR”) adopted by the European Union (“EU”) and the UK General Data Protection Regulation (“UK GDPR”) adopted by the United Kingdom (“UK”) (the EU GDPR and UK GDPR hereinafter referred to as the “GDPR”) and national data protection supplementing laws in these jurisdictions impose specific duties and requirements upon companies in relation to the processing of personal data of individuals. Although we currently do not have material operations or business in the EU or the UK, we are in the process of expanding in these jurisdictions, and we have incurred and will continue to incur substantial costs in this respect. Furthermore, the GDPR imposes significant penalties for noncompliance which can amount to the greater of €20 million (for the EU GDPR) or £17.5 million (for the UK GDPR) or 4% of the total worldwide annual turnover of the preceding financial year; thus, any non-compliance with the GDPR could result in a material adverse effect on our business, financial condition and results of operations.
The GDPR regulates cross-border transfers of personal data out of the European Economic Area (the “EEA”) and the UK. There is currently legal complexity and uncertainty regarding international personal data transfers, and we expect this to continue. For example, there are a number of decisions and proceedings in the EU where the legality of data transfers to China is being challenged. As the regulatory guidance and enforcement landscape in relation to data transfers further develops, our business, operations and financial condition could be adversely affected and we could suffer additional costs, complaints and/or regulatory investigations or fines. We may also have to stop using certain tools and vendors and make other operational changes. Further, our customers may not use our services in a manner that is compliant with applicable data privacy laws and regulations and our services may not be competitive in certain markets. We may also become subject to new laws that regulate both personal and non-personal data. For example, the Data Act came into effect on September 12, 2025, establishing new requirements for providers of data processing services (including cloud, SaaS) into the EU. The Data Act requires providers to facilitate customers switching to other providers/ on-premise solutions and porting their data within certain timeframes; remove technical, contractual, and commercial obstacles to service switching (including switching charges); and include certain mandatory terms in customer contracts. Failure to comply with the Data Act can result in regulatory enforcement and fines, civil claims, and reputational damage. The Data Act, together with developing guidance in this area, may require changes to our customer contracts, products, operations and business practices, increase our compliance costs, require adjustments to our revenue recognition practices and adversely affect our financial condition, business and operations.
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
On March 23, 2026, the FCC updated its “Covered List” under Section 2 of the Secure and Trusted Communications Networks Act of 2019 to include certain foreign-produced “consumer-grade routers.” Models previously authorized by the FCC generally may continue to be imported, marketed and sold in the U.S. New covered models, however, generally cannot obtain the required FCC equipment authorization without first securing conditional approval from the Department of War (“DoW”) or the Department of Homeland Security (“DHS”), or an applicable waiver.
Although we primarily market systems to CSPs, regulators could interpret “consumer-grade routers” broadly enough to include certain Calix hardware deployed in residential environments. Such an interpretation could restrict our ability to obtain FCC equipment authorization for new models or, after January 1, 2029, to provide security patches, firmware updates or functionality enhancements for affected products.
We have obtained conditional approvals and FCC equipment authorizations permitting the continued importation, sale, deployment, support and maintenance in the U.S. of our GigaSpire® and GigaPro® gateway appliance families. Depending on the applicable model or class, these approvals extend through late 2027 and are subject to conditions, limitations, renewal requirements, modification and additional regulatory scrutiny. The FCC has also granted a waiver permitting basic software and firmware updates through January 1, 2029.
These approvals and waivers could be modified, revoked, not renewed or interpreted more narrowly than we expect. We may need additional approvals or waivers, be required to make notifications or disclose supply-chain information, or become subject to additional conditions in connection with future products, product enhancements, manufacturing changes or supply-chain arrangements. Regulatory uncertainty, including uncertainty regarding our ability to support affected products over their expected useful lives, could cause customers to delay purchases or select competitors perceived as presenting less regulatory risk. Compliance could also require us to modify products or supply chains or implement U.S. manufacturing or “onshoring” plans, which could require significant capital expenditures, delay product introductions and increase unit costs that we may be unable to pass on to customers. If we fail to obtain, maintain or renew necessary approvals or waivers, or otherwise comply with applicable regulatory requirements, our ability to offer and maintain affected products could be significantly restricted, which could have a material adverse effect on our business, financial condition and results of operations.
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

The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price and volatility of our common stock, regardless of our actual operating performance. Historically, following periods of volatility in the market price of a company’s securities, there is increased risk that stockholders may initiate securities class action litigation against the company. For example, we are currently a defendant in litigation as described in the risk factor titled “We are currently a defendant in a putative securities class action alleging that we have made materially false or misleading statements regarding our memory component supply and its impact on our non-GAAP gross margin”. This litigation, and any pending litigation or litigation instituted against us in the future, could result in substantial costs and a diversion of our management's attention and resources.
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
We have a common stock repurchase program of which $44.1 million was available as of September 26, 2026. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of the purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations consistent with our capital allocation strategy. Stock repurchases could have an impact on our common stock trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. The repurchase program does not obligate us to acquire a particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value. In October 2026, our Board of Directors authorized an additional $100.0 million increase to our common stock repurchase program.
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
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities

We maintain a common stock repurchase program. Our repurchase activity for the three months ended September 26, 2026 was as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
June 28 to July 31	—	$—	—	$94,053
August 1 to August 31	443	39.63	443	76,495
September 1 to September 26	909	35.70	909	44,053
	1,352		1,352
In October 2026, our Board of Directors authorized an additional $100.0 million increase to our common stock repurchase program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended September 26, 2026, no director or officer of us (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:
On July 28, 2026, Shane Eleniak, Chief Product Officer of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The Rule 10b5-1 trading arrangement allows for the sale of up to 364,000 shares of Common Stock, at market prices, commencing November 2026, and continuing until April 30, 2027.

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

CALIX, INC. (Registrant)

Date: November 3, 2026	By:	/s/ Michael Weening
Michael Weening
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Cory Sindelar
Cory Sindelar
Chief Financial Officer (Principal Financial Officer)